Form 10-Q
period 2007-09-30
PRUDENTIAL FINANCIAL INC
filed 2007-11-01
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 452 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or U.S. GAAP accounting principles, practices or policies; (18) changes in assumptions for retirement expense; (19) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and continue share repurchases, and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; and (20) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2006 and in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I— FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2007 and December 31, 2006 (in millions, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2007—$161,831; 2006—$158,828)	$163,772	$162,816
Held to maturity, at amortized cost (fair value: 2007—$3,411; 2006—$3,441)	3,473	3,469
Trading account assets supporting insurance liabilities, at fair value	14,612	14,262
Other trading account assets, at fair value	3,260	2,209
Equity securities, available for sale, at fair value (cost: 2007—$7,742; 2006—$6,824)	8,763	8,103
Commercial loans	28,336	25,739
Policy loans	9,214	8,887
Securities purchased under agreements to resell	111	153
Other long-term investments	5,483	4,745
Short-term investments	4,124	5,034

Total investments	241,148	235,417
Cash and cash equivalents	9,905	8,589
Accrued investment income	2,251	2,142
Reinsurance recoverables	2,149	1,958
Deferred policy acquisition costs	12,001	10,863
Other assets	17,636	17,834
Separate account assets	195,324	177,463

TOTAL ASSETS	$480,414	$454,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$109,081	$106,951
Policyholders’ account balances	82,658	80,652
Policyholders’ dividends	3,690	3,982
Reinsurance payables	1,593	1,458
Securities sold under agreements to repurchase	12,502	11,481
Cash collateral for loaned securities	8,642	7,365
Income taxes	2,968	3,108
Securities sold but not yet purchased	204	277
Short-term debt	13,484	12,536
Long-term debt	11,521	11,423
Other liabilities	15,770	14,678
Separate account liabilities	195,324	177,463

Total liabilities	457,437	431,374

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,901,326 and 604,900,423 shares issued as of September 30, 2007 and December 31, 2006, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively)	—	—
Additional paid-in capital	20,788	20,666
Common Stock held in treasury, at cost (150,823,793 and 133,795,373 shares as of September 30, 2007 and December 31, 2006, respectively)	(9,004)	(7,143)
Accumulated other comprehensive income (loss)	(324)	519
Retained earnings	11,511	8,844

Total stockholders’ equity	22,977	22,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$480,414	$454,266

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2007 and 2006 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Premiums	$3,472	$3,364	$10,660	$10,331
Policy charges and fee income	729	583	2,299	1,921
Net investment income	3,076	2,881	9,090	8,410
Realized investment gains (losses), net	(84)	389	453	246
Asset management fees and other income	1,200	1,144	3,091	2,553

Total revenues	8,393	8,361	25,593	23,461

BENEFITS AND EXPENSES
Policyholders’ benefits	3,543	3,516	10,961	10,631
Interest credited to policyholders’ account balances	820	918	2,388	2,123
Dividends to policyholders	765	729	2,081	1,877
General and administrative expenses	2,145	1,725	6,473	5,813

Total benefits and expenses	7,273	6,888	21,903	20,444

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,120	1,473	3,690	3,017

Income tax expense	316	384	1,063	826

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	804	1,089	2,627	2,191
Equity in earnings of operating joint ventures, net of taxes	67	50	200	146

INCOME FROM CONTINUING OPERATIONS	871	1,139	2,827	2,337
Income (loss) from discontinued operations, net of taxes	(4)	66	6	54

NET INCOME	$867	$1,205	$2,833	$2,391

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations per share of Common Stock	$1.92	$2.29	$5.96	$4.61
Income (loss) from discontinued operations, net of taxes	(0.01)	0.14	0.01	0.11

Net income per share of Common Stock	$1.91	$2.43	$5.97	$4.72

Diluted:
Income from continuing operations per share of Common Stock	$1.89	$2.25	$5.85	$4.51
Income (loss) from discontinued operations, net of taxes	(0.01)	0.13	0.01	0.11

Net income per share of Common Stock	$1.88	$2.38	$5.86	$4.62

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations per share of Class B Stock	$(3.00)	$18.50	$34.50	$44.50
Income from discontinued operations, net of taxes	—	—	1.00	—

Net income (loss) per share of Class B Stock	$(3.00)	$18.50	$35.50	$44.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2007 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2006	$6	$—	$20,666	$8,844	$(7,143)	$519	$22,892
Common Stock acquired	—	—	—	—	(2,250)	—	(2,250)
Stock-based compensation programs	—	—	123	(33)	254	—	344
Conversion of Senior Notes	—	—	(1)	(90)	135	—	44
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	(43)	—	—	(43)
Comprehensive income:
Net income	—	—	—	2,833	—	—	2,833
Other comprehensive loss, net of taxes	—	—	—	—	—	(843)	(843)

Total comprehensive income							1,990

Balance, September 30, 2007	$6	$—	$20,788	$11,511	$(9,004)	$(324)	$22,977

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006 (in millions)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,833	$2,391
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(453)	(246)
Policy charges and fee income	(664)	(511)
Interest credited to policyholders’ account balances	2,388	2,123
Depreciation and amortization	159	272
Change in:
Deferred policy acquisition costs	(955)	(1,011)
Future policy benefits and other insurance liabilities	1,942	1,917
Trading account assets supporting insurance liabilities and other trading account assets	(1,572)	(1,059)
Income taxes	(82)	698
Securities sold but not yet purchased	(73)	(58)
Other, net	578	(2,495)

Cash flows from operating activities	4,101	2,021

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	68,107	72,303
Fixed maturities, held to maturity	203	228
Equity securities, available for sale	4,091	3,039
Commercial loans	3,805	3,580
Policy loans	951	888
Other long-term investments	863	1,371
Short-term investments	12,729	8,924
Payments for the purchase/origination of:
Fixed maturities, available for sale	(69,999)	(75,765)
Fixed maturities, held to maturity	(165)	(461)
Equity securities, available for sale	(4,271)	(3,242)
Commercial loans	(6,014)	(4,461)
Policy loans	(957)	(1,014)
Other long-term investments	(1,351)	(925)
Short-term investments	(11,650)	(9,264)
Acquisition of businesses, net of cash acquired	—	724
Other, net	152	111

Cash flows used in investing activities	(3,506)	(3,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	15,358	17,505
Policyholders’ account withdrawals	(15,324)	(15,392)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,431	2,584
Cash dividends paid on Common Stock	(83)	(53)
Net change in financing arrangements (maturities 90 days or less)	918	(796)
Common Stock acquired	(2,250)	(1,855)
Common Stock reissued for exercise of stock options	175	117
Proceeds from the issuance of debt (maturities longer than 90 days)	3,803	2,357
Repayments of debt (maturities longer than 90 days)	(3,728)	(1,058)
Cash payments to or in respect of eligible policyholders	(2)	(93)
Excess tax benefits from share-based payment arrangements	88	51
Other, net	362	337

Cash flows from financing activities	748	3,704

Effect of foreign exchange rate changes on cash balances	(27)	7
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,316	1,768
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,589	7,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,905	$9,567

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2006 included in the Company’s Current Report on Form 8-K dated October 4, 2007.

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended September 30, 2007 would have been increased by $3 million, or $0.01 per share of Common Stock, on both a basic and diluted basis. Net income of the Financial Services Businesses for the nine months ended September 30, 2007 would have been increased by $7 million, or $0.02 per share of Common Stock, on both a basic and diluted basis. Net income of the Financial Services Businesses for the three and nine months ended September 30, 2006 would have been increased by $3 million and $9 million, or $0.01 and $0.02 per share of Common Stock, respectively, on both a basic and diluted basis.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company had the following amounts of unrecognized tax benefits as of the date of adoption of FIN No. 48:

	Unrecognized tax benefits	Unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate
	(in millions)
Amounts related to tax years prior to 2002	$389	$389
Amounts related to tax years 2002 and forward	175	94

Total Unrecognized Tax Benefits all years	$564	$483

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

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. In July 2007, the Joint Committee returned the report to the Service for additional review of an industry issue regarding the methodology for calculating the dividends received deduction related to variable life insurance and annuity contracts. The Company is responding to the Service’s request for additional information. In August 2007, the Service subsequently issued Revenue Ruling 2007-54. Revenue Ruling 2007-54 included among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2007 results.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. For tax years after April 1, 2004 the general statute of limitations is 5 years from when the return is filed. For tax years prior to April 1, 2004 the general statute of limitations is 3 years from when the return is filed.

In July 2006, the FASB issued FASB Staff Position (“FSP”) SFAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” an amendment of FASB Statement No. 13. FSP SFAS 13-2 indicates that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease would require a recalculation of cumulative and prospective income recognition associated with the transaction. FSP SFAS 13-2 is effective for fiscal years beginning after December 15, 2006. The Company adopted FSP SFAS 13-2 on January 1, 2007 and the adoption resulted in a net after-tax reduction to retained earnings of $84 million, as of January 1, 2007.

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

In June 2007, the AcSEC issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” This SOP provides guidance for determining whether an entity should apply the specialized industry accounting for investment companies (referred to as investment company accounting) in the preparation of its stand-alone financial reporting. SOP 07-1 also provides guidance for determining whether investment company accounting should be retained in the consolidated financial statements of the investment company’s parent, or in the application of the equity method to an equity interest in the investment company. The SOP is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. In October 2007, the FASB proposed an indefinite delay of the effective dates of SOP 07-1 and, for entities that meet the definition of an investment company in SOP 07-1, of FSP FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies.” The Company continues to assess the impact of this SOP on its consolidated financial position and results of operations.

3. ACQUISITIONS AND DISPOSITIONS

Sale of Oppenheim Joint Ventures

On July 12, 2007, the Company sold its 50% interest in its operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l., which the Company accounted for

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

under the equity method, to its partner Oppenheim S.C.A. for $121 million. These businesses establish, package and distribute mutual fund products to German and other European retail investors. The Company recorded a pre-tax gain on sale of $37 million and related taxes of $22 million, of which $9 million was recorded in the second quarter of 2007 related to a change in the repatriation assumptions for this investment.

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Equity sales, trading and research operations	$(1)	$(3)	$(104)	$13
Real estate investments sold or held for sale	—	96	62	96
Philippine insurance operations	—	2	—	(13)
Canadian intermediate weekly premium and individual health operations	(1)	(5)	(1)	(11)
Other	(2)	7	4	(2)

Income (loss) from discontinued operations before income taxes	(4)	97	(39)	83
Income tax expense (benefit)	—	31	(45)	29

Income (loss) from discontinued operations, net of taxes	$(4)	$66	$6	$54

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The nine months ended September 30, 2007 includes a $26 million tax benefit associated with a discontinued international business.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $439 million and $215 million, respectively, as of September 30, 2007 and $450 million and $215 million, respectively, as of December 31, 2006. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

On June 6, 2007, the Company announced its decision to exit the equity sales, trading and research operations of the Prudential Equity Group (“PEG”). PEG’s operations were substantially wound down by June 30, 2007. Included within the table above for the three and nine months ended September 30, 2007 are $1 million and $107 million, respectively, of pre-tax losses incurred in connection with this decision, primarily related to employee severance costs. The results of PEG, which were previously included in the Financial Advisory segment, are reflected in discontinued operations for all periods presented. The Company does not anticipate significant additional costs will be incurred in connection with this decision.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. The Company recognized a policyholder dividend obligation of $680 million and $483 million as of September 30, 2007 and December 31, 2006, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $1.218 billion and $1.865 billion as of September 30, 2007 and December 31, 2006, respectively, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the nine months ended September 30, 2007.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2007	December 31, 2006
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,963	$50,705
Policyholders’ dividends payable	1,190	1,108
Policyholder dividend obligation	1,898	2,348
Policyholders’ account balances	5,553	5,562
Other Closed Block liabilities	12,063	10,800

Total Closed Block Liabilities	71,667	70,523

Closed Block Assets
Fixed maturities, available for sale, at fair value	46,869	46,707
Other trading account assets, at fair value	142	—
Equity securities, available for sale, at fair value	3,998	3,684
Commercial loans	7,004	6,794
Policy loans	5,399	5,415
Other long-term investments	1,067	922
Short-term investments	902	1,765

Total investments	65,381	65,287
Cash and cash equivalents	1,991	1,275
Accrued investment income	677	662
Other Closed Block assets	577	277

Total Closed Block Assets	68,626	67,501

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2007	December 31, 2006
	(in millions)
Excess of reported Closed Block Liabilities over Closed Block Assets	3,041	3,022
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	1,165	1,844
Allocated to policyholder dividend obligation	(1,218)	(1,865)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,988	$3,001

Information regarding the policyholder dividend obligation is as follows:

Nine months ended September 30, 2007
(in millions)
Balance, January 1, 2007	$2,348
Impact on income before gains allocable to policyholder dividend obligation	197
Change in unrealized investment gains	(647)

Balance, September 30, 2007	$1,898

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Revenues
Premiums	$797	$814	$2,580	$2,617
Net investment income	891	844	2,616	2,544
Realized investment gains (losses), net	117	160	310	196
Other income	15	11	39	38

Total Closed Block revenues	1,820	1,829	5,545	5,395

Benefits and Expenses
Policyholders’ benefits	910	894	2,933	2,898
Interest credited to policyholders’ account balances	34	34	105	105
Dividends to policyholders	726	697	1,985	1,803
General and administrative expenses	190	176	538	545

Total Closed Block benefits and expenses	1,860	1,801	5,561	5,351

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(40)	28	(16)	44
Income tax expense (benefit)	(32)	28	(27)	(5)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	(8)	—	11	49
Income from discontinued operations, net of taxes	—	—	2	—

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$(8)	$—	$13	$49

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

5. STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2006	604.9	133.8	471.1	2.0
Common Stock acquired	—	24.3	(24.3)	—
Stock-based compensation programs(1)	—	(4.9)	4.9	—
Convertible senior notes(2)	—	(2.4)	2.4	—

Balance, September 30, 2007	604.9	150.8	454.1	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.
(2)	Represents shares issued in conjunction with the conversion of the November 2005 convertible senior notes, as discussed in Note 6 to the Unaudited Interim Consolidated Financial Statements.

Common Stock Held in Treasury

In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The 2007 stock repurchase program supersedes all previous repurchase programs. During the nine months ended September 30, 2007, the Company acquired 24.3 million shares of its Common Stock at a total cost of $2.3 billion.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net income	$867	$1,205	$2,833	$2,391
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	236	(59)	85	139
Change in net unrealized investments gains (losses)(1)	(415)	1,101	(955)	(472)
Change in pension and postretirement unrecognized net periodic benefit	3	—	27	—
Additional minimum pension liability adjustment	—	(3)	—	(7)

Other comprehensive income (loss)(2)	(176)	1,039	(843)	(340)

Comprehensive income	$691	$2,244	$1,990	$2,051

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes cash flow hedges of $(49) million and $7 million for the three months ended September 30, 2007 and 2006, respectively, and $(51) million and $(34) million for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Amounts are net of taxes of $(229) million and $517 million for the three months ended September 30, 2007 and 2006, respectively, and $(443) million and $(280) million for the nine months ended September 30, 2007 and 2006, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2007 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2006	$122	$1,171	$(774)	$519
Change in component during period	85	(955)	27	(843)

Balance, September 30, 2007	$207	$216	$(747)	$(324)

(1)	Includes cash flow hedges of $(175) million and $(124) million as of September 30, 2007 and December 31, 2006, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$864			$1,086
Direct equity adjustment	13			16

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$877	457.0	$1.92	$1,102	480.8	$2.29

Effect of dilutive securities and compensation programs
Stock options		5.0			6.5
Deferred and long-term compensation programs		2.9			3.2
Convertible senior notes		—			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$877	464.9	$1.89	$1,102	490.5	$2.25

	Nine Months Ended September 30,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$2,716			$2,197
Direct equity adjustment	42			51

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,758	463.0	$5.96	$2,248	487.8	$4.61

Effect of dilutive securities and compensation programs
Stock options		5.5			6.9
Deferred and long-term compensation programs		2.8			3.1
Convertible senior notes		0.3			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,758	471.6	$5.85	$2,248	497.8	$4.51

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended September 30, 2007 and 2006, 2.3 million and 2.9 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $91.70 and $76.13 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the nine months ended September 30, 2007 and 2006, 1.7 million and 2.2 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $91.54 and $76.10 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Convertible Senior Notes

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The $2 billion November 2005 issuance was called for redemption in May 2007, as discussed below. These notes were dilutive to earnings per share for the nine months ended September 30, 2007 by 0.3 million shares, weighted for the period prior to the conversion date, as the average market price of the Common Stock was above $90.00, the initial conversion price. The $2 billion December 2006 issuance will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above $104.21.

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

Class B Stock

Income (loss) from continuing operations per share of Class B Stock was $(3.00) and $18.50 for the three months ended September 30, 2007 and 2006, respectively, and $34.50 and $44.50 for the nine months ended September 30, 2007 and 2006, respectively.

The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended September 30, 2007 and 2006 amounted to $(6) million and $37 million, respectively. The direct equity adjustment resulted in a decrease in the income from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $13 million and $16 million for the three months ended September 30, 2007 and 2006, respectively. The income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the nine months ended September 30, 2007 and 2006 amounted to $69 million and $89 million, respectively. The direct equity adjustment resulted in a decrease in the income from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $42 million and $51 million for the nine months ended September 30, 2007 and 2006, respectively. For the three and nine months ended September 30, 2007 and 2006, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to two million. There are no potentially dilutive shares associated with the Class B Stock.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(in millions)
Components of net periodic (benefit) cost
Service cost	$42	$40	$3	$3
Interest cost	108	104	34	32
Expected return on plan assets	(192)	(185)	(23)	(22)
Amortization of prior service cost	7	6	(1)	(2)
Amortization of actuarial (gain) loss, net	7	12	4	4
Special termination benefits	1	1	—	—

Net periodic (benefit) cost	$(27)	$(22)	$17	$15

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(in millions)
Components of net periodic (benefit) cost
Service cost	$126	$120	$9	$9
Interest cost	324	312	102	96
Expected return on plan assets	(576)	(555)	(69)	(66)
Amortization of prior service cost	21	18	(3)	(6)
Amortization of actuarial (gain) loss, net	21	36	11	13
Special termination benefits	3	4	—	—

Net periodic (benefit) cost	$(81)	$(65)	$50	$46

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company made cash contributions during the nine months ended September 30, 2007 of $55 million to its postretirement plans and anticipates that it will make cash contributions for the remainder of 2007 of approximately $5 million. The Company does not anticipate making any contributions to the qualified pension plan in 2007 and continues to anticipate contributing approximately $80 million in 2007 to the non-qualified pension plans.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges relate to: policyholder dividends; amortization of deferred policy acquisition costs, valuation of business acquired (“VOBA”), unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; payments associated with the market value adjustment features related to certain of the annuity products we sell; and minority interest in consolidated operating subsidiaries. The related charges associated with policyholder dividends include a percentage of the net increase in the fair value of specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represent the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (gains of $19 million and $12 million for the three months ended September 30, 2007 and 2006, respectively, and gains of $65 million and $26 million for the nine months ended September 30, 2007 and 2006, respectively). As of September 30, 2007 and December 31, 2006, the fair value of open contracts used for this purpose was a net asset of $34 million and $105 million, respectively.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes gains of $18 million and $17 million for the three months ended September 30, 2007 and 2006, respectively, and gains of $61 million and $37 million for the nine months ended September 30, 2007 and 2006, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes gains of $16 million and $14 million for the three months ended September 30, 2007 and 2006, respectively, and gains of $44 million and $4 million for the nine months ended September 30, 2007 and 2006, respectively related to these products and any associated derivative portfolio.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes cumulative realized investment losses, and recoveries of such losses, on the embedded derivative in the period they occur. Cumulative realized investment gains above the original fair value of the embedded derivative are deferred and amortized into adjusted operating income over the remaining life of the investment. Adjusted operating income includes losses of $72 million and gains of $1 million for the three months ended September 30, 2007 and 2006, respectively, and losses of $69 million and $8 million for the nine months ended September 30, 2007 and 2006, respectively, related to these embedded derivatives.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

Within the Company’s Asset Management segment, its commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within the Company’s Asset Management segment, its proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal source of earnings for this business and are included in adjusted operating income. In addition, “Realized investment gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income. Net realized investment losses of $47 million and gains of $3 million related to these businesses were included in adjusted operating income for the three months ended September 30, 2007 and 2006, respectively. Net realized investment gains of $11 million and $75 million related to these businesses were included in adjusted operating income for the nine months ended September 30, 2007 and 2006, respectively.

The Company’s Japanese insurance operations invest in “dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned. Therefore, the change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net loss of $25 million and a net gain of $18 million for the three months ended September 30, 2007 and 2006, respectively, and a net loss of $5 million and $4 million for the nine months ended September 30, 2007 and 2006, respectively.

In addition, the Company has certain other assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net gain of $51 million and net gain of $4 million for the three months ended September 30, 2007 and 2006, respectively. These adjustments were a net gain of $56 million and $4 million for the nine months ended September 30, 2007 and 2006, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life	$247	$183	$489	$412
Individual Annuities	203	192	549	432
Group Insurance	97	90	217	166

Total Insurance Division	547	465	1,255	1,010

Asset Management	119	100	493	406
Financial Advisory	85	51	254	(26)
Retirement	53	109	339	388

Total Investment Division	257	260	1,086	768

International Insurance	366	397	1,191	1,059
International Investments	114	31	219	109

Total International Insurance and Investments Division	480	428	1,410	1,168

Corporate Operations	(26)	(32)	(40)	(15)
Real Estate and Relocation Services	21	36	36	75

Total Corporate and Other	(5)	4	(4)	60

Adjusted Operating Income before income taxes for Financial Services Businesses	1,279	1,157	3,747	3,006
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(105)	214	80	(70)
Charges related to realized investment gains (losses), net	(4)	7	(17)	30
Investment gains (losses) on trading account assets supporting insurance liabilities, net	36	257	10	(8)
Change in experience-rated contractholder liabilities due to asset value changes	(6)	(168)	4	28
Divested businesses	15	10	29	58
Equity in earnings of operating joint ventures	(103)	(78)	(323)	(223)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,112	1,399	3,530	2,821
Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	8	74	160	196

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,120	$1,473	$3,690	$3,017

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Financial Services Businesses:
Individual Life	$668	$467	$1,928	$1,611
Individual Annuities	629	583	1,865	1,505
Group Insurance	1,200	1,155	3,616	3,381

Total Insurance Division	2,497	2,205	7,409	6,497

Asset Management	518	443	1,692	1,414
Financial Advisory	98	78	303	222
Retirement	1,183	1,112	3,496	3,215

Total Investment Division	1,799	1,633	5,491	4,851

International Insurance	1,983	1,924	6,094	5,807
International Investments	251	132	597	428

Total International Insurance and Investments Division	2,234	2,056	6,691	6,235

Corporate Operations	39	77	197	255
Real Estate and Relocation Services	89	93	229	246

Total Corporate and Other	128	170	426	501

Total	6,658	6,064	20,017	18,084

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(105)	214	80	(70)
Charges related to realized investment gains (losses), net	2	—	5	9
Investment gains (losses) on trading account assets supporting insurance liabilities, net	36	257	10	(8)
Divested businesses	19	15	34	80
Equity in earnings of operating joint ventures	(103)	(78)	(323)	(223)

Total Financial Services Businesses	6,507	6,472	19,823	17,872

Closed Block Business	1,886	1,889	5,770	5,589

Total per Unaudited Interim Consolidated Financial Statements	$8,393	$8,361	$25,593	$23,461

The Asset Management segment revenues include intersegment revenues of $75 million and $82 million for the three months ended September 30, 2007 and 2006, respectively, and $234 million and $258 million for the nine months ended September 30, 2007 and 2006, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	September 30, 2007	December 31, 2006
	(in millions)
Individual Life	$36,117	$33,041
Individual Annuities	76,579	69,153
Group Insurance	32,804	29,342

Total Insurance Division	145,500	131,536

Asset Management	44,077	38,524
Financial Advisory	1,428	1,342
Retirement	130,806	125,604

Total Investment Division	176,311	165,470

International Insurance	62,380	59,211
International Investments	7,700	6,191

Total International Insurance and Investments Division	70,080	65,402

Corporate Operations	12,113	16,479
Real Estate and Relocation Services	1,242	1,380

Total Corporate and Other	13,355	17,859

Total Financial Services Businesses	405,246	380,267

Closed Block Business	75,168	73,999

Total per Unaudited Interim Consolidated Financial Statements	$480,414	$454,266

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

Insurance and Annuities

In August 2000, plaintiffs filed a purported national class action in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential Insurance, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a “modal” basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint asserts claims for breach of the common law duty to disclose material information, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment and seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, interest, costs and attorneys’ fees. In March 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability. In January 2003, the New Mexico Court of Appeals reversed this finding and dismissed the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The case was remanded to the trial court and in November 2004, it held that, as to the named plaintiffs, the non-disclosure was material. In July 2005, the court certified a class of New Mexico only policyholders denying plaintiffs’ motion to include purchasers from 35 additional states. In September 2005, plaintiffs sought to amend the court’s order on class certification with respect to eight additional states. In March 2006, the court reiterated its denial of a multi-state class and maintained the certification of a class of New Mexico resident purchasers of Prudential life insurance. The court also indicated it would enter judgment on liability against Prudential for the New Mexico class. In May 2007, the matter settled. The settlement provides that Prudential Insurance will pay the difference between the annualized modal premium and the annual premium and attorneys’ fees. In October 2007, the court approved the settlement of approximately $2 million without any objections. The settlement is expected to become final in November 2007.

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

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities in an effort to resolve the inquiries into this matter. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In that action, in August and September 2007, the court dismissed the anti-trust and RICO claims but has not yet ruled on the dismissal motions of the other claims. Two shareholder derivative actions, Gillespie v. Ryan and Kahn v. Agnew were dismissed without prejudice. In Gillespie, the plaintiff entered into a tolling agreement with the Company to permit a Special Evaluation Committee of the Board of Directors to investigate and evaluate his demand that the Company take action regarding these matters. The Committee has completed its investigation and has informed counsel for Mr. Gillespie that it has determined to refuse his demand. The regulatory settlement may adversely affect the existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s business.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Securities

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” In December 2006, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the district court for further proceedings. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. The summary judgment motion has been deferred pending disposition of the class certification motion. In April 2006, the court denied class certification. In September 2007, the Second Circuit reversed the district court’s decision denying class certification and remanded the case to the district court for further proceedings. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC is also implementing a process under which affected plan clients that authorize PRIAC to proceed on their behalf will receive payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the Retirement segment included in the Company’s Investment Division, for the quarter ended September 30, 2007 include a pre-tax charge of $81 million, reflecting these payments to plan clients and certain related costs.

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and related entities, which invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance and that the Company and related entities received prepayment of $125 million. A motion by all defendants to dismiss the complaint was denied in June 2005. Defendants’ motions for leave to appeal are pending. In April 2007, the Prudential defendants and Enron agreed to a tentative settlement of the adversary proceeding. In July 2007, the settlement, which involves Prudential and certain other defendants, was approved. The agreement provides that the Prudential defendants will pay $16.3 million. In August 2007, the court dismissed the Prudential defendants pursuant to the settlement agreement.

In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The suit alleged that the annuitization of certain retirement benefits violated ERISA and that, in the event of demutualization, Prudential Insurance would retain shares distributed under the annuity contract in violation of ERISA’s fiduciary duty requirements. In July 2001, plaintiffs filed an amended complaint dropping three counts, and the Company filed an answer denying the essential allegations of the complaint. The amended complaint seeks injunctive and monetary relief, including the return of what are claimed to be excess investment and advisory fees paid by the Retirement Plan to Prudential. In March 2002, the court dismissed certain of the claims against the individual defendants. A non-jury trial was concluded in January 2005. In August 2007, the court issued its decision and order dismissing the case. In September 2007, plaintiffs filed a notice of appeal with the Eleventh Circuit Court of Appeals.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

10. INVESTMENT IN WACHOVIA SECURITIES

On July 1, 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), a joint venture now headquartered in St. Louis, Missouri. The Company currently has a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The Company accounts for its 38% ownership of the joint venture under the equity method of accounting.

On October 1, 2007, Wachovia completed the acquisition of the retail securities brokerage business of A.G. Edwards, Inc. (“A.G. Edwards”) for $6.8 billion and has indicated they will combine A.G. Edwards with Wachovia Securities in early 2008.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2007 and December 31, 2006 (in millions)

	September 30, 2007			December 31, 2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$112,956	$50,816	$163,772	$112,043	$50,773	$162,816
Held to maturity, at amortized cost	3,473	—	3,473	3,469	—	3,469
Trading account assets supporting insurance liabilities, at fair value	14,612	—	14,612	14,262	—	14,262
Other trading account assets, at fair value	3,118	142	3,260	2,209	—	2,209
Equity securities, available for sale, at fair value	4,683	4,080	8,763	4,331	3,772	8,103
Commercial loans	20,756	7,580	28,336	18,421	7,318	25,739
Policy loans	3,815	5,399	9,214	3,472	5,415	8,887
Securities purchased under agreements to resell	111	—	111	153	—	153
Other long-term investments	4,449	1,034	5,483	3,780	965	4,745
Short-term investments	3,183	941	4,124	3,183	1,851	5,034

Total investments	171,156	69,992	241,148	165,323	70,094	235,417
Cash and cash equivalents	7,687	2,218	9,905	7,243	1,346	8,589
Accrued investment income	1,519	732	2,251	1,429	713	2,142
Reinsurance recoverables	2,149	—	2,149	1,958	—	1,958
Deferred policy acquisition costs	11,032	969	12,001	9,854	1,009	10,863
Other assets	16,379	1,257	17,636	16,997	837	17,834
Separate account assets	195,324	—	195,324	177,463	—	177,463

TOTAL ASSETS	$405,246	$75,168	$480,414	$380,267	$73,999	$454,266

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$58,117	$50,964	$109,081	$56,245	$50,706	$106,951
Policyholders’ account balances	77,105	5,553	82,658	75,090	5,562	80,652
Policyholders’ dividends	602	3,088	3,690	526	3,456	3,982
Reinsurance payables	1,593	—	1,593	1,458	—	1,458
Securities sold under agreements to repurchase	5,683	6,819	12,502	5,747	5,734	11,481
Cash collateral for loaned securities	5,017	3,625	8,642	4,082	3,283	7,365
Income taxes	2,826	142	2,968	2,920	188	3,108
Securities sold but not yet purchased	204	—	204	277	—	277
Short-term debt	12,619	865	13,484	10,798	1,738	12,536
Long-term debt	9,771	1,750	11,521	9,673	1,750	11,423
Other liabilities	14,634	1,136	15,770	14,298	380	14,678
Separate account liabilities	195,324	—	195,324	177,463	—	177,463

Total liabilities	383,495	73,942	457,437	358,577	72,797	431,374

COMMITMENTS AND CONTINGENT LIABILITIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income (loss)	(300)	(24)	(324)	496	23	519
Other attributed equity	22,051	1,250	23,301	21,194	1,179	22,373

Total attributed equity	21,751	1,226	22,977	21,690	1,202	22,892

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$405,246	$75,168	$480,414	$380,267	$73,999	$454,266

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the three months ended September 30, 2007 and 2006 (in millions)

	Three Months Ended September 30,
	2007			2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,675	$797	$3,472	$2,550	$814	$3,364
Policy charges and fee income	729	—	729	583	—	583
Net investment income	2,116	960	3,076	1,967	914	2,881
Realized investment gains (losses), net	(197)	113	(84)	239	150	389
Asset management fees and other income	1,184	16	1,200	1,133	11	1,144

Total revenues	6,507	1,886	8,393	6,472	1,889	8,361

BENEFITS AND EXPENSES
Policyholders’ benefits	2,633	910	3,543	2,622	894	3,516
Interest credited to policyholders’ account balances	786	34	820	884	34	918
Dividends to policyholders	38	727	765	32	697	729
General and administrative expenses	1,938	207	2,145	1,535	190	1,725

Total benefits and expenses	5,395	1,878	7,273	5,073	1,815	6,888

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,112	8	1,120	1,399	74	1,473

Income tax expense	315	1	316	363	21	384

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	797	7	804	1,036	53	1,089
Equity in earnings of operating joint ventures, net of taxes	67	—	67	50	—	50

INCOME FROM CONTINUING OPERATIONS	864	7	871	1,086	53	1,139
Income (loss) from discontinued operations, net of taxes	(4)	—	(4)	66	—	66

NET INCOME	$860	$7	$867	$1,152	$53	$1,205

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the nine months ended September 30, 2007 and 2006 (in millions)

	Nine months ended September 30,
	2007			2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$8,080	$2,580	$10,660	$7,714	$2,617	$10,331
Policy charges and fee income	2,299	—	2,299	1,921	—	1,921
Net investment income	6,251	2,839	9,090	5,658	2,752	8,410
Realized investment gains, net	141	312	453	64	182	246
Asset management fees and other income	3,052	39	3,091	2,515	38	2,553

Total revenues	19,823	5,770	25,593	17,872	5,589	23,461

BENEFITS AND EXPENSES
Policyholders’ benefits	8,028	2,933	10,961	7,733	2,898	10,631
Interest credited to policyholders’ account balances	2,283	105	2,388	2,018	105	2,123
Dividends to policyholders	95	1,986	2,081	74	1,803	1,877
General and administrative expenses	5,887	586	6,473	5,226	587	5,813

Total benefits and expenses	16,293	5,610	21,903	15,051	5,393	20,444

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,530	160	3,690	2,821	196	3,017

Income tax expense	1,014	49	1,063	770	56	826

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,516	111	2,627	2,051	140	2,191
Equity in earnings of operating joint ventures, net of taxes	200	—	200	146	—	146

INCOME FROM CONTINUING OPERATIONS	2,716	111	2,827	2,197	140	2,337
Income from discontinued operations, net of taxes	4	2	6	54	—	54

NET INCOME	$2,720	$113	$2,833	$2,251	$140	$2,391

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

The Financial Services Businesses and Closed Block Business participate in the Company’s commingled internal short-term cash management facility, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in the facility are generally held in investments that are short term, including mortgage- and asset-backed securities. As of September 30, 2007, the balance held in this facility was approximately $18.5 billion. A proportionate interest in each security held in the portfolio is allocated to the Financial Services Businesses and the Closed Block Business based upon their proportional cash contributions to the facility as of the balance sheet date. Participation in the facility by the Financial Services Businesses and the Closed Block Business is dependent on cash flows arising from the activities noted above, which in turn can change the allocation of the facility’s assets between the two Businesses. A proportionate share of any realized investment gain or loss is recorded by each Business based upon their respective ownership percentages in the facility as of the date of the realized gain or loss. Beginning in the quarter ended September 30, 2007, management determined to seek to implement changes

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information—(Continued)

in the facility in order to permit each Business to hold discrete ownership of its investments in the facility without affecting or being affected by the level of participation in the facility by the other Business. Pending the implementation of these changes, the facility is being managed so that the proportionate interests of the Financial Services Businesses and Closed Block Business in the entire facility are maintained at approximately the same proportions held as of June 30, 2007 (approximately 49% and 51%, respectively).

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2007, compared with December 31, 2006, and its consolidated results of operations for the three and nine months ended September 30, 2007 and September 30, 2006. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the MD&A and the audited Consolidated Financial Statements included in the Company’s Current Report on Form 8-K dated October 4, 2007, as well as the “Risk Factors” section, the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The first nine months of 2007 reflect our continued efforts to redeploy capital effectively to seek enhanced returns, including the continuation of our share repurchase program. In the first nine months of 2007, we repurchased 24.3 million shares of Common Stock at a total cost of $2.3 billion and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2006, to repurchase up to an additional $0.7 billion of Common Stock during 2007.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and nine months ended September 30, 2007 and 2006 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life	$247	$183	$489	$412
Individual Annuities	203	192	549	432
Group Insurance	97	90	217	166
Asset Management	119	100	493	406
Financial Advisory	85	51	254	(26)
Retirement	53	109	339	388
International Insurance	366	397	1,191	1,059
International Investments	114	31	219	109
Corporate and Other	(5)	4	(4)	60
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(105)	214	80	(70)
Charges related to realized investment gains (losses), net	(4)	7	(17)	30
Investment gains (losses) on trading account assets supporting insurance liabilities, net	36	257	10	(8)
Change in experience-rated contractholder liabilities due to asset value changes	(6)	(168)	4	28
Divested businesses	15	10	29	58
Equity in earnings of operating joint ventures	(103)	(78)	(323)	(223)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,112	1,399	3,530	2,821
Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	8	74	160	196

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,120	$1,473	$3,690	$3,017

Results for the three and nine months ended September 30, 2007 presented above reflect the following:

•

Individual Life segment results for both the third quarter and first nine months of 2007 improved in comparison to the corresponding prior year periods as results for the current year periods reflect a greater benefit from reductions in amortization of deferred policy acquisition costs and other costs, reflecting updates of our actuarial assumptions based on annual reviews concluded in the third quarter of both 2007 and 2006, and a greater benefit from compensation received in the third quarter of 2007 based on multi-year profitability of third-party products we distribute than that of the third quarter of 2006.

•

Individual Annuities segment results improved in both the third quarter and the first nine months of 2007 due to higher fee income reflecting higher average variable annuity asset balances. The first nine months of 2007 also reflects a greater contribution from the operations of the variable annuity business acquired from The Allstate Corporation, for which prior year period results reflect operations from the June 1, 2006 date of acquisition.

•

Group Insurance segment results improved in both the third quarter and first nine months of 2007 reflecting more favorable claims experience in our group life business and more favorable claims experience, as well as growth, in our group disability business. Partially offsetting these items are higher administrative operating expenses primarily reflecting the growth in the business, as well as the lower benefit in the current year of refinements in group disability reserves related to our annual reviews.

•

Asset Management segment results increased in both the third quarter and the first nine months of 2007 in comparison to the corresponding prior year periods primarily reflecting higher asset management fees as a result of increased asset values due to market appreciation and net asset flows, and increased performance based fees primarily related to real estate investment management. These increases were partially offset by less favorable results from the segment’s commercial mortgage operations driven by a third quarter 2007 loss associated with unfavorable credit market conditions.

•

Financial Advisory segment results for the third quarter of 2007 increased from the third quarter of 2006 primarily due to higher income from our 38% share of the retail brokerage joint venture with Wachovia reflecting the venture’s greater income from fees and commissions. Results for the first nine months of 2007 increased from the first nine months of 2006 due to lower expenses related to obligations and costs we retained in connection with businesses contributed to the joint venture, as well as higher income from our share of the joint venture.

•

Retirement segment results for the third quarter and first nine months of 2007 decreased from the third quarter and first nine months of 2006 reflecting an $81 million charge for payments to be made to plan clients related to a legal action filed against an unaffiliated asset manager. This charge, and decreases in the market value of certain externally managed investments in the European market included in adjusted operating income in the third quarter of 2007, more than offset improved investment results from a larger base of invested assets in our institutional investment products business and growth in fee income due to higher full service retirement account balances.

•

The International Insurance segment is comprised of its Life Planner and Gibraltar Life operations. Results from the segment’s Life Planner operations benefited from continued business growth which was more than offset in the third quarter of 2007 in comparison to the third quarter of 2006 and partially offset in the first nine months of 2007 in comparison to the first nine months of 2006 by the impact of decreases in the market value of certain externally managed investments in the European market included in third quarter 2007 adjusted operating income. In addition, the first nine months of 2007 also benefited from more favorable foreign currency exchange rates. Results from the segment’s Gibraltar Life operation improved, for the third quarter and first nine months of 2007 in comparison to the corresponding prior year periods, due to improved investment income margins primarily reflecting investment portfolio strategies.

•

International Investments segment results improved in both the third quarter and first nine months of 2007 primarily reflecting the gain from the sale of an interest in operating joint ventures during the current quarter, income from market value changes on securities relating to exchange memberships, and a benefit to current quarter results from recoveries related to a former investment, as well as more favorable results in our asset management businesses, principally in our Korean operations.

•

Results of several segments reflect decreases in the market value of certain externally managed investments in the European market during the third quarter of 2007. These decreases in market value had an aggregate negative impact of $78 million on the segments of the Financial Services Businesses for both the third quarter and the first nine months of 2007.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the third quarter and first nine months of 2007 amounted to $(105) million and $80 million, respectively. Results for the third quarter of 2007 relate primarily to derivative losses, while results for the first nine months of 2007 reflect gains on sales of equity securities primarily by our Japanese and Korean insurance operations, partially offset by derivative losses.

•

Income from continuing operations before income taxes and equity in earnings of operating joint ventures in the Closed Block Business decreased $66 million in the third quarter of 2007 compared to the third quarter of 2006, reflecting a decrease in net realized investment gains, an increase in the cumulative earnings policyholder dividend obligation expense and a decrease in income due to a reserve release in the third quarter of 2006. These items were partially offset by an increase in net investment income. Income from continuing operations before income taxes and equity in earnings of operating joint ventures in the Closed Block Business decreased $36 million for the first nine months of 2007 compared to the first nine months of 2006, reflecting an increase in the cumulative earnings policyholder dividend obligation expense and less favorable claims experience, in addition to a reserve release in the prior year period. These items are partially offset by an increase in net realized investment gains.

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

A discussion of each of these critical accounting estimates may be found in our Current Report on Form 8-K dated October 4, 2007, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Financial Services Businesses by segment:
Individual Life	$217	$179	$451	$360
Individual Annuities	179	182	517	386
Group Insurance	67	83	199	148

Total Insurance Division	463	444	1,167	894

Asset Management	128	95	500	401
Financial Advisory	(12)	(22)	(47)	(228)
Retirement	18	146	224	272

Total Investment Division	134	219	677	445

International Insurance	562	577	1,539	1,219
International Investments	106	26	193	89

Total International Insurance and Investments Division	668	603	1,732	1,308

Corporate and Other	(153)	133	(46)	174

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,112	1,399	3,530	2,821
Income tax expense	315	363	1,014	770

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	797	1,036	2,516	2,051
Equity in earnings of operating joint ventures, net of taxes	67	50	200	146

Income from continuing operations for Financial Services Businesses	864	1,086	2,716	2,197
Income (loss) from discontinued operations, net of taxes	(4)	66	4	54

Net income – Financial Services Businesses	$860	$1,152	$2,720	$2,251

Basic income from continuing operations per share – Common Stock	$1.92	$2.29	$5.96	$4.61
Diluted income from continuing operations per share – Common Stock	$1.89	$2.25	$5.85	$4.51
Basic net income per share – Common Stock	$1.91	$2.43	$5.97	$4.72
Diluted net income per share – Common Stock	$1.88	$2.38	$5.86	$4.62

Closed Block Business:
Income from continuing operations before income taxes for Closed Block Business	$8	$74	$160	$196
Income tax expense	1	21	49	56

Income from continuing operations for Closed Block Business	7	53	111	140
Income from discontinued operations, net of taxes	—	—	2	—

Net income – Closed Block Business	$7	$53	$113	$140

Basic and diluted income (loss) from continuing operations per share – Class B Stock	$(3.00)	$18.50	$34.50	$44.50
Basic and diluted net income (loss) per share – Class B Stock	$(3.00)	$18.50	$35.50	$44.50

Consolidated:

Net income	$867	$1,205	$2,833	$2,391

Results of Operations – Financial Services Businesses

2007 to 2006 Three Month Comparison. Income from continuing operations attributable to the Financial Services Businesses decreased $222 million, from $1.086 billion in the third quarter of 2006 to $864 million in the third quarter of 2007. This decrease resulted primarily from net realized losses on derivatives, which was partially offset by continued growth of our international insurance operations and improved results from our domestic businesses, including the benefit of higher asset based fees and improved investment income. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended September 30, 2007 of $1.89 per share of Common Stock decreased from $2.25 per share of Common Stock for the three months ended September 30, 2006. This decrease reflects the decline in earnings discussed above, partially offset by the benefit of a lower number of shares of Common Stock outstanding due to our share repurchase program. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $13 million for the three months ended September 30, 2007, compared to $16 million for the three months ended September 30, 2006. The direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2007 to 2006 Nine Month Comparison. Income from continuing operations attributable to the Financial Services Businesses increased $519 million, from $2.197 billion in the first nine months of 2006 to $2.716 billion in the first nine months of 2007. This increase resulted primarily from continued growth of our international insurance operations and improved results from our domestic businesses, including the benefit of higher asset based fees, improved investment results, and a greater contribution from the variable annuity business acquired from The Allstate Corporation, for which the prior year period includes results from only the June 1, 2006 date of acquisition. In addition, the first nine months of 2007 include lower retained costs in connection with our joint venture with Wachovia.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $42 million for the nine months ended September 30, 2007, compared to $51 million for the nine months ended September 30, 2006.

Results of Operations – Closed Block Business

2007 to 2006 Three Month Comparison. Income from continuing operations attributable to the Closed Block Business for the three months ended September 30, 2007, was $7 million, or $(3.00) per share of Class B Stock, compared to $53 million, or $18.50 per share of Class B Stock, for the three months ended September 30, 2006. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $13 million for the three months ended September 30, 2007, compared to $16 million for the three months ended September 30, 2006. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2007 to 2006 Nine Month Comparison. Income from continuing operations attributable to the Closed Block Business for the nine months ended September 30, 2007, was $111 million, or $34.50 per share of Class B stock, compared to $140 million, or $44.50 per share of Class B Stock, for the nine months ended September 30, 2006. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $42 million for the nine months ended September 30, 2007, compared to $51 million for the nine months ended September 30, 2006.

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

As noted above, certain “Realized investment gains (losses), net,” are included in adjusted operating income. We include in adjusted operating income the portion of our realized investment gains and losses on derivatives that arise from the termination of contracts used to hedge our foreign currency earnings in the same period that the expected earnings emerge. Similarly, we include in adjusted operating income the portion of our realized investment gains and losses on derivatives that represent current period yield adjustments. The realized investment gains or losses from products that are free standing derivatives, or contain embedded derivatives, along with the realized investment gains or losses from associated derivative portfolios that are part of an economic hedging program related to the risk of these products, are included in adjusted operating income. Adjusted operating income also includes for certain embedded derivatives, as current period yield adjustments, a portion of the cumulative realized investment gains above the original fair value, on an amortized basis over the remaining life of the related security, or cumulative realized investment losses, and recoveries of such losses, in the period incurred. Adjusted operating income also includes those realized investment gains and losses that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$668	$467	$1,928	$1,611
Benefits and expenses	421	284	1,439	1,199

Adjusted operating income	247	183	489	412
Realized investment gains (losses), net, and related adjustments(1)	(30)	(4)	(38)	(52)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$217	$179	$451	$360

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $64 million, from $183 million in the third quarter of 2006 to $247 million in the third quarter of 2007. Adjusted operating income for the third quarter of 2007 includes a $78 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review, primarily reflecting improved future mortality expectations, compared to a $46 million benefit from the annual review in the third quarter of 2006. Third quarter 2007 results also include a $57 million benefit from compensation received based on multi-year profitability of third-party products we distribute, while results for the year-ago quarter include a similar benefit amounting to $25 million. Absent the effect of these items, adjusted operating income was unchanged from the year-ago quarter, as less favorable mortality experience, net of reinsurance, compared to the prior year quarter was offset by higher fees resulting primarily from higher asset balances reflecting market value changes and the impact of refinements to certain reserves in the prior year quarter.

2007 to 2006 Nine Month Comparison. Adjusted operating income increased $77 million, from $412 million in the first nine months of 2006 to $489 million in the first nine months of 2007. Adjusted operating income for the first nine months of 2007 includes a $78 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs while adjusted operating income for the first nine months of 2006 included a $46 million benefit from a net reduction in amortization of deferred policy acquisition and other costs, based on an annual review, as discussed above. Results for the first nine months of 2007 also include a $57 million benefit from compensation received related to third-party products we distribute while the first nine months of 2006 included a $25 million benefit for this item, as discussed above. Absent the effect of these items, adjusted operating income for the first nine months of 2007 increased $13 million from the prior year period. This increase primarily reflects lower amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves reflecting more favorable separate account fund performance and policy persistency in the first nine months of 2007 as compared to the first nine months of 2006. In addition, the first nine months of 2007 benefited from higher fees resulting primarily from higher asset balances reflecting market value changes and higher margins from growth in term and universal life insurance in force. These items were partially offset by less favorable mortality experience, net of reinsurance, in the first nine months of 2007 compared to the first nine months of 2006.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $201 million, from $467 million in the third quarter of 2006 to $668 million in the third quarter of 2007. Policy charges and fee income increased $109 million, including $102 million due to the effects of updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews, as discussed above. Absent this item, policy charges and fee income increased $7 million reflecting growth in our universal life insurance in force. Asset management fees and other income increased $36 million, including a $32 million increase in compensation received based on multi-year profitability of third-party products we distribute, as discussed above. Premiums increased $28 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $28 million, reflecting higher asset balances primarily from the financing of statutory capital needs for certain term and universal life insurance policies.

2007 to 2006 Nine Month Comparison. Revenues increased by $317 million, from $1.611 billion in the first nine months of 2006 to $1.928 billion in the first nine months of 2007. Policy charges and fee income increased $109 million, including $102 million due to the effects of updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews, as discussed above. Absent this item, policy charges and fee income increased $7 million reflecting growth in our universal life insurance in force. Asset management fees and other income increased $49 million, including a $32 million increase in compensation received based on multi-year profitability of third-party products we distribute, as discussed above, as well as higher asset based fees due to higher asset balances reflecting market value changes. Premiums increased $77 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $82 million, reflecting higher asset balances primarily from the financing of statutory capital needs for certain term and universal life insurance policies and higher yields in the first nine months of 2007.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $137 million, from $284 million in the third quarter of 2006 to $421 million in the third quarter of 2007. Absent the impacts of the annual reviews conducted in the third quarter of both periods, as discussed above, benefits and expenses increased $67 million, from $477 million in the third quarter of 2006 to $544 million in the third quarter of 2007. On this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $40 million, reflecting less favorable mortality experience, net of reinsurance, compared to the third quarter of 2006 and increases in reserves on term life insurance associated with growth in our in force block of term insurance. Interest expense increased $21 million, primarily reflecting interest on borrowings related to the financing of statutory capital needs for certain term and universal life insurance policies.

2007 to 2006 Nine Month Comparison. Benefits and expenses increased $240 million, from $1.199 billion in the first nine months of 2006 to $1.439 billion in the first nine months of 2007. Absent the impacts of the annual reviews conducted in the third quarter of both periods, as discussed above, benefits and expenses increased $170 million, from $1.392 billion in the first nine months of 2006 to $1.562 billion in the first nine months of 2007. On this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $128 million, reflecting less favorable mortality experience, net of reinsurance, compared to the first nine months of 2006 and increases in reserves on term life insurance associated with growth in our in force block of term insurance. Also on this basis, amortization of deferred policy acquisition costs decreased $25 million, reflecting more favorable separate account fund performance and policy persistency compared to the first nine months of 2006. Interest expense increased $61 million, primarily reflecting interest on borrowings related to the financing of statutory capital needs for certain term and universal life insurance policies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$19	$25	$86	$70
Universal life	40	34	129	117
Term life	54	35	157	100

Total excluding corporate-owned life insurance	113	94	372	287
Corporate-owned life insurance	1	5	9	10

Total	$114	$99	$381	$297

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Life insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$44	$37	$128	$127
Third party	69	57	244	160

Total	$113	$94	$372	$287

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.

2007 to 2006 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $19 million, from $94 million in the third quarter of 2006 to $113 million in the third quarter of 2007, primarily due to increased sales of term life and universal life products of $25 million.

The increase in sales of life insurance, excluding corporate-owned life insurance, was primarily driven by a $12 million increase in sales from the third party distribution channel and a $7 million increase in sales by Prudential Agents, which reflects an increase in agent productivity. The number of agents declined from 2,814 at September 30, 2006 to 2,552 at September 30, 2007.

2007 to 2006 Nine Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $85 million, from $287 million in the first nine months of 2006 to $372 million in the first nine months of 2007. Sales of term life and universal life products increased $69 million. Sales of variable life products increased $16 million, which included the benefit of several large case sales in 2007.

The increase in sales of life insurance, excluding corporate-owned life insurance, was driven by an $84 million increase in sales from the third party distribution channel across all product lines. Sales by Prudential Agents of $128 million in the first nine months of 2007 were essentially flat from the prior year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Cash value of surrenders	$223	$181	$565	$584

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.8%	3.4%	3.3%	3.7%

2007 to 2006 Three Month Comparison. The total cash value of surrenders increased $42 million, from $181 million in the third quarter of 2006 to $223 million in the third quarter of 2007, due to the surrender of a single large corporate-owned life insurance case in the third quarter of 2007. Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.4% in the third quarter of 2006 to 3.8% in the third quarter of 2007, reflecting the surrender of the large corporate-owned life insurance case in the third quarter of 2007.

2007 to 2006 Nine Month Comparison. The total cash value of surrenders decreased $19 million, from $584 million in the first nine months of 2006 to $565 million in the first nine months of 2007, as the first nine months of 2006 included a greater volume of surrenders of variable corporate-owned life insurance. Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 3.7% in the first nine months of 2006 to 3.3% in the first nine months of 2007, reflecting the decrease in surrenders of variable corporate-owned life insurance from the first nine months of 2006.

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$629	$583	$1,865	$1,505
Benefits and expenses	426	391	1,316	1,073

Adjusted operating income	203	192	549	432
Realized investment gains (losses), net, and related adjustments(1)	(29)	(25)	(36)	(76)
Related charges(1)(2)	5	15	4	30

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$179	$182	$517	$386

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

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

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $11 million, from $192 million in the third quarter of 2006 to $203 million in the third quarter of 2007. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and the reserve for the guaranteed minimum death and income benefit features of our variable annuity products. Adjusted operating income for the third quarter of 2007 included a $30 million benefit from this annual review, reflecting market value increases in the underlying assets associated with our variable annuity products, and decreased cost of actual and expected death claims, partially offset by the impact of model refinements and higher expected lapse rates for the variable annuity business acquired from Allstate. Adjusted operating income for the third quarter of 2006 included a $37 million benefit from the annual review, primarily reflecting improved net interest spread from increased investment yields.

Absent the effect of the annual reviews discussed above, adjusted operating income for the third quarter of 2007 increased $18 million from the third quarter of 2006, primarily reflecting higher fee income driven by higher average asset balances from market appreciation and positive net asset flows in our variable annuity account values. The increase in fee income was partially offset by an increase in amortization of deferred policy acquisition and other costs reflecting increased gross profits in the current period. Also offsetting the increase in fee income was an increase in general and administrative expenses, net of capitalization, reflecting higher distribution and asset management costs associated with growth in variable annuity account values and increased variable annuity sales, as well as growth of the business.

2007 to 2006 Nine Month Comparison. Adjusted operating income increased $117 million, from $432 million in the first nine months of 2006 to $549 million in the first nine months of 2007. Adjusted operating income for the first nine months of 2007 included a $30 million benefit and the first nine months of 2006 included a $37 million benefit from the annual reviews discussed above. Absent the effect of these items, adjusted operating income for the first nine months of 2007 increased $124 million from the first nine months of 2006. Adjusted operating income from the variable annuity business acquired from Allstate, excluding the impact of the annual review discussed above, increased $36 million, reflecting a $68 million contribution for the first nine months of 2007, compared to $32 million for the first nine months of 2006, which reflects results only for the initial four months of operations from the date of acquisition. The remainder of the increase came primarily from higher fee income driven by higher average asset balances from market appreciation and positive net asset flows in our variable annuity account values. Also contributing to the increase was a $20 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, net of amortization of deferred policy acquisition and other costs. Partially offsetting these items was an increase in amortization of deferred policy acquisition and other costs reflecting increased gross profits in the current period, and an increase in general and administrative expenses, net of capitalization, reflecting higher distribution and asset management costs associated with growth in variable annuity account values and increased variable annuity sales, as well as growth of the business. In addition, interest expense increased driven by higher borrowings related to growth of the business, and net investment income decreased primarily from a shift in the marketplace from fixed income investments to variable investments.

The contribution of the acquired Allstate business to adjusted operating income for the first nine months of 2007, excluding the impact of the annual review discussed above, consists of revenues of $289 million and benefits and expenses of $221 million. Revenues from the acquired business consisted primarily of policy charges and fees of $190 million, net investment income of $52 million and asset management fees and other income of $43 million. Benefits and expenses from this business, excluding the impact of the annual review discussed above, consisted primarily of general and administrative expenses, net of capitalization, of $150 million and policyholders’ benefits, including interest credited to policyholders’ account balances, of $67 million.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $46 million, from $583 million in the third quarter of 2006 to $629 million in the third quarter of 2007, primarily relating to an $84 million increase in policy charges and fees and asset management fees and other income reflecting an increase in variable annuity account values driven by changes in average market value and positive net flows. Partially offsetting these items was a $25 million decrease in net investment income, primarily from a shift in the marketplace from fixed income investments to variable investments.

2007 to 2006 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $360 million, from $1.505 billion in the first nine months of 2006 to $1.865 billion in the first nine months of 2007, including increased revenues of $162 million related to the variable annuity business acquired from Allstate. The remainder of the increase in revenues came primarily from a $247 million increase in policy charges and fees and asset management fees and other income reflecting an increase in variable annuity account values driven by changes in average market value and positive net flows. Included in the increase in asset management fees and other income is a $38 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. Partially offsetting these items was a $44 million decrease in net investment income, excluding the impact from the business acquired from Allstate, primarily from a shift in the marketplace from fixed income investments to variable investments.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $35 million, from $391 million in the third quarter of 2006 to $426 million in the third quarter of 2007. Absent the impact of the annual reviews discussed above, benefits and expenses increased $28 million. On this basis, general and administrative expenses, net of capitalization, increased $30 million, reflecting higher distribution and asset management costs associated with growth in variable annuity account values and increased variable annuity sales, as well as growth of the business. Also on this basis, amortization of deferred policy acquisition costs increased $16 million, reflecting increased gross profits in the current period. Partially offsetting these items is a $19 million decrease in policyholders’ benefits, including interest credited to policyholders’ account balances, primarily reflecting a decrease in interest credited to policyholders due to a shift in the marketplace from fixed income investments to variable investments.

2007 to 2006 Nine Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $243 million, from $1.073 billion in the first nine months of 2006 to $1.316 billion in the first nine months of 2007. Excluding the impact of the annual reviews discussed above and increased benefits and expenses of $126 million related to the variable annuity business acquired from Allstate, benefits and expenses increased $110 million from the first nine months of 2006 to the first nine months of 2007. Contributing to this increase is a $67 million increase in general and administrative expenses, net of capitalization, due to higher distribution and asset management costs associated with growth in variable annuity account values and increased variable annuity sales, and growth of the business. Also contributing to this increase was a $53 million increase in amortization of deferred policy acquisition costs reflecting increased gross profits in the current period. In addition, interest expense increased $8 million, driven by higher borrowings related to growth of the business. Partially offsetting these items was an $18 million reduction in policyholders’ benefits, including interest credited to policyholders’ account balances, primarily reflecting a decrease in interest credited to policyholders due to a shift in the marketplace from fixed income investments to variable investments.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Variable Annuities(1):
Beginning total account value	$78,968	$68,807	$74,555	$50,778
Sales	2,825	2,323	8,637	6,952
Surrenders and withdrawals	(2,328)	(2,084)	(7,153)	(5,426)

Net sales	497	239	1,484	1,526
Benefit payments	(265)	(244)	(870)	(654)

Net flows	232	(5)	614	872
Change in market value, interest credited and other activity	2,295	2,012	6,941	3,240
Policy charges	(322)	(259)	(937)	(647)
Acquisition	—	—	—	16,312

Ending total account value(2)	$81,173	$70,555	$81,173	$70,555

Fixed Annuities:
Beginning total account value	$3,608	$3,871	$3,748	$3,991
Sales	16	33	57	93
Surrenders and withdrawals	(69)	(75)	(224)	(236)

Net redemptions	(53)	(42)	(167)	(143)
Benefit payments	(41)	(41)	(129)	(126)

Net flows	(94)	(83)	(296)	(269)
Interest credited and other activity	33	27	97	95
Policy charges	(1)	(1)	(3)	(3)

Ending total account value	$3,546	$3,814	$3,546	$3,814

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of September 30, 2007, variable annuity account values are invested in equity funds ($41 billion or 51%), balanced funds ($20 billion or 25%), bond funds ($9 billion or 10%), and other ($11 billion or 14%).

2007 to 2006 Three Month Comparison. Total account values for fixed and variable annuities amounted to $84.7 billion as of September 30, 2007, an increase of $2.1 billion from June 30, 2007. The increase came primarily from increases in the market value of customers’ variable annuities and positive variable annuity net flows. Total account values as of September 30, 2007 increased $10.4 billion from September 30, 2006, primarily reflecting increases in the market value of customers’ variable annuities and positive variable annuity net flows. Individual variable annuity gross sales increased by $502 million, from $2.3 billion in the third quarter of 2006 to $2.8 billion in the third quarter of 2007, reflecting increased sales from our optional living benefit product features and growth of our distribution relationships. Individual variable annuity surrenders and withdrawals increased by $244 million, from $2.1 billion in the third quarter of 2006 to $2.3 billion in the third quarter of 2007, reflecting the impact of higher average account values due to market appreciation.

2007 to 2006 Nine Month Comparison. Total account values for fixed and variable annuities amounted to $84.7 billion as of September 30, 2007, an increase of $6.4 billion from December 31, 2006. The increase came primarily from increases in the market value of customers’ variable annuities and positive variable annuity net flows. Total account values as of September 30, 2007 increased $10.4 billion from September 30, 2006, primarily reflecting increases in the market value of customers’ variable annuities and positive variable annuity net flows. Individual variable annuity gross sales increased by $1.7 billion, from $7.0 billion in the first nine months of 2006 to $8.6 billion in the first nine months of 2007, reflecting increased sales of $870 million related to the business acquired from Allstate, increased sales from our optional living benefit product features, and growth of our distribution relationships. Individual variable annuity surrenders and withdrawals increased by $1.7 billion, from $5.4 billion in the first nine months of 2006 to $7.2 billion in the first nine months of 2007, including increased surrenders and withdrawals of $1.1 billion related to the business acquired from Allstate, as well as the impact of higher average account values due to market appreciation.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$1,200	$1,155	$3,616	$3,381
Benefits and expenses	1,103	1,065	3,399	3,215

Adjusted operating income	97	90	217	166
Realized investment gains (losses), net, and related adjustments(1)	(29)	(7)	(17)	(17)
Related charges(2)	(1)	—	(1)	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$67	$83	$199	$148

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $7 million, from $90 million in the third quarter of 2006 to $97 million in the third quarter of 2007. Both periods reflect the benefit from refinements in group disability reserves as a result of annual reviews. These annual reviews benefited the current year quarter $13 million, primarily associated with our long-term disability products, while benefiting the prior year quarter $19 million, primarily associated with our long-term care products. Excluding the impact of these reserve refinements, adjusted operating income increased $13 million primarily reflecting more favorable claims experience in our group life business and growth, coupled with more favorable claims experience, in our group disability business. Partially offsetting the benefit of these items were higher administrative operating expenses which includes the impact of growth in the disability business.

2007 to 2006 Nine Month Comparison. Adjusted operating income increased $51 million, from $166 million in the first nine months of 2006 to $217 million in the first nine months of 2007, primarily reflecting more favorable claims experience in our group life business. Also contributing to the increase in adjusted operating income, to a lesser extent, was more favorable claims experience, as well as growth, in our group disability business and a greater contribution from investment results due to growth in invested assets.

Partially offsetting these increases were higher administrative operating expenses primarily reflecting growth in the business. Also offsetting these increases was the impact of the reserve refinements in our group disability business discussed above.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $45 million, from $1.155 billion in the third quarter of 2006 to $1.200 billion in the third quarter of 2007. Group life premiums increased by $4 million from $701 million in the third quarter of 2006 to $705 million in the third quarter of 2007, reflecting a relatively stable business in force. Group disability premiums, which include long-term care products, increased by $27 million from $191 million in the third quarter of 2006 to $218 million in the third quarter of 2007, primarily reflecting growth in business in force resulting from new sales. Net investment income also increased $13 million primarily reflecting a larger base of invested assets due to business growth.

2007 to 2006 Nine Month Comparison. Revenues increased by $235 million, from $3.381 billion in the first nine months of 2006 to $3.616 billion in the first nine months of 2007. Group life premiums increased by $76 million from $2.076 billion in the first nine months of 2006 to $2.152 billion in the first nine months of 2007, primarily reflecting increased premiums on experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Group life persistency remained strong, but deteriorated slightly from 95% in the first nine months of 2006 to 94% in the first nine months of 2007. Group disability premiums, which include long-term care products, increased by $66 million from $569 million in the first nine months of 2006 to $635 million in the first nine months of 2007, primarily reflecting growth in business in force resulting from new sales and persistency which remained strong, but deteriorated from 91% in the first nine months of 2006 to 89% in the first nine months of 2007. Policy charges and fee income also increased by $40 million primarily reflecting growth of business in force. In addition, net investment income increased $42 million primarily reflecting a larger base of invested assets due to business growth.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Benefits ratio(1):
Group life	88.4%	89.8%	90.4%	92.4%
Group disability	82.1	79.5	85.9	85.4
Administrative operating expense ratio(2):
Group life	9.8	10.0	9.6	9.0
Group disability	20.6	20.5	20.9	21.2

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $38 million, from $1.065 billion in the third quarter of 2006 to $1.103 billion in the third quarter of 2007. The increase includes the impact of a $17 million increase in policyholders’ benefits, including the change in policy reserves, primarily reflecting the growth of business in force in our group disability business and the lower benefit to the current quarter of the reserve refinements discussed above, partially offset by more favorable claims experience in both our group life and group disability businesses. Also contributing to the increase in benefits and expenses were higher administrative operating expenses which includes the impact of growth in the disability business.

The group life benefits ratio improved 1.4 percentage points from the third quarter of 2006 to the third quarter of 2007, reflecting more favorable mortality experience in our group life business. The group disability benefits ratio deteriorated 2.6 percentage points from the third quarter of 2006 to the third quarter of 2007, due to the reserve refinements discussed above. Excluding the effect of the reserve refinements, the group disability benefits ratio improved by 1.8 percentage points from the third quarter of 2006 to the third quarter of 2007, due to more favorable claim experience in our group disability business. The group life and group disability administrative operating expense ratios were both relatively unchanged from the third quarter of 2006 to the third quarter of 2007.

2007 to 2006 Nine Month Comparison. Benefits and expenses increased by $184 million, from $3.215 billion in the first nine months of 2006 to $3.399 billion in the first nine months of 2007. The increase was primarily driven by an increase of $118 million in policyholders’ benefits, including the change in policy reserves, reflecting greater benefits on experience-rated group life business which, as discussed above, results in increased premiums, and the growth of business in force in our group disability business, as well as the lower benefit to the current period of the reserve refinements discussed above. Partially offsetting the increases in policyholder benefits was the benefit from more favorable claims experience on the non-experience-rated group life business and the group disability business. In addition, interest credited to policyholder account balances increased $28 million primarily due to an increase in policyholder account balances as a result of growth in the business. Also contributing to the increase in benefits and expenses were higher administrative operating expenses primarily reflecting growth in the business.

The group life benefits ratio improved 2.0 percentage points from the first nine months of 2006 to the first nine months of 2007, reflecting more favorable mortality experience in our group life business. The group disability benefits ratio deteriorated 0.5 percentage points from the first nine months of 2006 to the first nine months of 2007. Excluding the effect of the reserve refinements discussed above, the group disability benefits ratio improved by 0.9 percentage points from the first nine months of 2006 to the first nine months of 2007, due to more favorable claim experience in our group disability business. The group life administrative operating expense ratio deteriorated from the first nine months of 2006 to the first nine months of 2007, due to higher asset management expenses resulting from growth in our Separate Account assets. The increase in asset management expenses is offset by a related increase in asset management fees and other income. The group disability administrative operating expense ratio was relatively unchanged from the first nine months of 2006 to the first nine months of 2007, as the increase in operating expenses was commensurate with the related increase in revenue from growth in the business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
New annualized premiums(1):
Group life	$33	$98	$162	$329
Group disability(2)	21	29	139	121

Total	$54	$127	$301	$450

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2007 to 2006 Three Month Comparison. Total new annualized premiums decreased $73 million, or 57%, from $127 million in the third quarter of 2006 to $54 million in the third quarter of 2007. This decrease is principally attributable to lower sales in our group life business as the prior year quarter reflects a significant large case sale. Sales in our group disability business also decreased slightly.

2007 to 2006 Nine Month Comparison. Total new annualized premiums decreased $149 million, or 33%, from $450 million in the first nine months of 2006 to $301 million in the first nine months of 2007. This decrease is primarily due to lower large case sales in the group life business during 2007, reflective of highly competitive pricing in the marketplace and the pricing discipline we apply in writing new or renewal business. Partially offsetting this decrease were higher large case and middle-market sales in the group disability business during the first nine months of 2007.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$518	$443	$1,692	$1,414
Expenses	399	343	1,199	1,008

Adjusted operating income	119	100	493	406
Realized investment gains (losses), net, and related adjustments(1)	9	(5)	7	(5)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$128	$95	$500	$401

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $19 million, from $100 million in the third quarter of 2006 to $119 million in the third quarter of 2007. Results for the third quarter of 2007 benefited from increased asset management fees of $21 million, primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Adjusted operating income for the current quarter also benefited from increased performance based incentive and transaction fees mainly related to our real estate investment management activities. In addition, the prior year quarter included charges totaling $8 million related to a write-down in value of intangible assets. These increases were partially offset by less favorable results from our commercial mortgage operations driven by losses of $42 million from securitization related activities reflecting unfavorable credit market conditions in the third quarter of 2007, compared to a $5 million contribution to adjusted operating income in the third quarter of 2006. Higher expenses, primarily reflecting performance-based compensation, was also a partial offset.

2007 to 2006 Nine Month Comparison. Adjusted operating income increased $87 million, from $406 million in the first nine months of 2006 to $493 million in the first nine months of 2007. Results for the first nine months of 2007 benefited from an increase in asset management fees of $83 million, primarily from institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. The segment’s results for the first nine months of 2007 also benefited from increased performance based incentive and transaction fees, primarily related to our real estate investment management activities. Income from fees was partially offset by decreased income from our commercial mortgage operations primarily driven by lower securitization revenue reflecting unfavorable market conditions in the third quarter of 2007. Higher expenses, including performance-related compensation costs, was also a partial offset.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Revenues by type:
Asset management fees	$265	$244	$798	$715
Incentive, transaction, principal investing and capital markets revenues	93	79	422	334
Service, distribution and other revenues(1)	160	120	472	365

Total revenues	$518	$443	$1,692	$1,414

(1)	Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire on July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire on July 1, 2008. Also includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $13 million and $13 million in the three months ended September 30, 2007 and 2006, respectively, and $38 million and $39 million in the nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Asset management fees by source:
Institutional customers	$118	$111	$358	$311
Retail customers(1)	87	75	258	227
General account	60	58	182	177

Total asset management fees	$265	$244	$798	$715

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

	September 30, 2007	September 30, 2006
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$170.1	$147.9
Retail customers(2)	88.5	75.9
General account	171.6	163.8

Total	$430.2	$387.6

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $75 million, from $443 million in the third quarter of 2006 to $518 million in the third quarter of 2007. Asset management fees increased $21 million, primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Revenues from incentive, transaction, principal investing and capital markets revenues increased $14 million, primarily reflecting greater transaction and incentive based fees from real estate investment management activities, which were partially offset by decreased revenues from our commercial mortgage operations. Certain of our incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. Service, distribution and other revenues increased $40 million which includes increased revenues in certain real estate funds, which is fully offset by higher expenses related to minority interest in these funds.

2007 to 2006 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $278 million, from $1.414 billion in the first nine months of 2006 to $1.692 billion in the first nine months of 2007. Asset management fees increased $83 million, primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Revenues from incentive, transaction, principal investing and capital markets revenues increased $88 million primarily reflecting greater transaction and incentive based fees from real estate investment management activities and increased revenues from the segment’s proprietary investing business which were partially offset by decreased revenues from our commercial mortgage operations. Service, distribution and other revenues increased $107 million primarily due to increased revenues in certain real estate funds, which is fully offset by higher expenses related to minority interest in these funds.

Expenses

2007 to 2006 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $56 million, from $343 million in the third quarter of 2006 to $399 million in the third quarter of 2007. The increase in expenses is due to higher performance based compensation costs, as well as increased expenses associated with certain real estate funds, as discussed above.

2007 to 2006 Nine Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $191 million, from $1.008 billion in the first nine months of 2006 to $1.199 billion in the first nine months of 2007. The increase in expenses is due to higher performance based compensation costs, as well as increased expenses associated with certain real estate funds, as discussed above.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$98	$78	$303	$222
Expenses	13	27	49	248

Adjusted operating income	85	51	254	(26)
Equity in earnings of operating joint ventures(1)	(97)	(73)	(301)	(202)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(12)	$(22)	$(47)	$(228)

(1)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture now headquartered in St. Louis, Missouri. We currently have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting.

On October 1, 2007, Wachovia completed the acquisition of the retail securities brokerage business of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and has indicated they will combine A.G. Edwards with Wachovia Securities in early 2008. As discussed in Note 10 to the Unaudited Interim Consolidated Financial Statements, we have elected the “lookback” option under the terms of the agreements relating to the joint venture in connection with the combination of the A.G. Edwards business with Wachovia Securities. The “lookback” option permits us to delay for two years following the combination of the A.G. Edwards business with Wachovia Securities our decision to make or not to make an additional capital contribution to the joint venture or other payments to avoid or limit dilution of our ownership interest in the joint venture. During this “lookback” period, our share in the earnings of the joint venture, as well as our share of the one-time costs associated with the combination, will be based on our diluted ownership level. Any capital contribution or other payment at the end of the “lookback” period to restore all or part of our ownership interest in the joint venture would be based on the appraised value of the existing joint venture and the A.G. Edwards business as of the date of the combination. In such event, we would also need to make a true-up payment of one-time costs to reflect the incremental increase in our ownership interest in the joint venture. Alternatively, we may at the end of the “lookback” period “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of the date of the combination.

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

2007 to 2006 Three Month Comparison. Adjusted operating income increased $34 million, from $51 million in the third quarter of 2006 to $85 million in the third quarter of 2007. The segment’s results for the third quarter of 2007 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $97 million, compared to $73 million in the third quarter of 2006 reflecting increased fee and commission income of the joint venture. The segment’s results also include expenses of $12 million in the third quarter of 2007 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, compared to $22 million in the third quarter of 2006.

2007 to 2006 Nine Month Comparison. Adjusted operating income improved $280 million, from a loss of $26 million in the first nine months of 2006 to income of $254 million in the first nine months of 2007. The segment’s results for the first nine months of 2007 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $301 million, compared to $202 million in the first nine months of 2006, reflecting increased income from fees and commissions, including a greater contribution from equity syndication activity, of the joint venture. The segment’s results also include expenses of $47 million in the first nine months of 2007 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, compared to $228 million in the first nine months of 2006. Expenses in 2006 reflected an increase in our reserve for settlement costs related to market timing issues involving the former Prudential Securities operations, with respect to which a settlement was reached in August 2006.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$1,183	$1,112	$3,496	$3,215
Benefits and expenses	1,130	1,003	3,157	2,827

Adjusted operating income	53	109	339	388
Realized investment gains (losses), net, and related adjustments(1)	(67)	(57)	(125)	(141)
Related charges(2)	2	5	(2)	5
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	112	238	30	(2)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(82)	(149)	(18)	22

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$18	$146	$224	$272

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading account assets supporting insurance liabilities.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income for the Retirement segment decreased $56 million, from $109 million in the third quarter of 2006 to $53 million in the third quarter of 2007. Included within adjusted operating income in the third quarter of 2007 is an $81 million charge reflecting payments to be made to plan clients related to a legal action filed against an unaffiliated asset manager, State Street Global Advisors, Inc., or SSgA. This action seeks, among other relief, restitution of certain losses experienced by plan clients attributable to certain investment funds managed by SSgA as to which we believe SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. In order to protect the interests of the affected plans and their participants while we pursue these remedies, we will make payments to affected plan clients that authorize us to proceed on their behalf. Absent this charge, adjusted operating income increased $25 million compared to the third quarter of 2006 reflecting increased results from both our full service and institutional investment products businesses. The increase in our full service business primarily reflects increased fees due to higher full service retirement account values. In our institutional investment products business, improved investment results from a larger base of invested assets and more favorable case experience were partially offset by decreases in the market value of certain externally managed investments in the European market during the third quarter of 2007.

2007 to 2006 Nine Month Comparison. Adjusted operating income for the Retirement segment decreased $49 million, from $388 million in the first nine months of 2006 to $339 million in the first nine months of 2007. Included within adjusted operating income in the first nine months of 2007 is an $81 million charge reflecting payments to be made to plan clients related to a legal action filed against an unaffiliated asset manager, as discussed above. Absent this charge, adjusted operating income increased $32 million compared to the first nine months of 2006 reflecting improved results from our full service business. This business benefited from increased fees due to higher full service retirement account values and the lack of transition expenses in the first nine months of 2007, as the first nine months of 2006 included $6 million of transition expenses related to the completion of the integration of the retirement business acquired from CIGNA. Partially offsetting these items within the full service business was an increase in general and administrative expenses driven by expenses incurred to expand our product and service capabilities. Investment results for the full service business were relatively unchanged, as higher portfolio yields were essentially offset by higher crediting rates on general account liabilities. The adjusted operating income from our institutional investment products business was essentially unchanged from the first nine months of 2006 as a greater contribution from investment results primarily due to a larger base of invested assets and higher portfolio yields essentially offset a decrease in the level of mortgage prepayment income, decreases in the market value of certain externally managed investments in the European market during the first nine months of 2007, and a lower benefit from reserve refinements reflecting updates of client census data on a group annuity block of business. Contributing to the higher portfolio yields in the first nine months of 2007 is the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates, which primarily occurred in the first half of 2006. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains.”

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $71 million, from $1.112 billion in the third quarter of 2006 to $1.183 billion in the third quarter of 2007. Net investment income increased $68 million, primarily due to a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets. In addition, asset management fees and other income increased $4 million, reflecting growth in fees due to higher full service retirement account values primarily resulting from market appreciation, partially offset by decreases in the market value of certain externally managed investments in the European market.

2007 to 2006 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $281 million, from $3.215 billion in the first nine months of 2006 to $3.496 billion in the first nine months of 2007. Net investment income increased $216 million, primarily due to a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and higher portfolio yields, partially offset by decreases in the level of mortgage prepayment income. Also contributing to the increase in net investment income is $24 million relating to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA. Due to this change, the results of this business, which were previously presented on a net basis in “Asset management fees and other income” are, beginning on April 1, 2006, presented on a gross basis in our results of operations. In addition, asset management fees and other income increased $24 million reflecting growth in fees due to higher full service retirement account values primarily resulting from market appreciation, partially offset by decreases in the market value of certain externally managed investments in the European market. Premiums increased $49 million, driven by higher single premium group annuity and life-contingent structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $127 million, from $1.003 billion in the third quarter of 2006 to $1.130 billion in the third quarter of 2007. General and administrative expenses, net of capitalization, increased $76 million primarily reflecting payments to be made to plan clients related to a legal action filed against an unaffiliated asset manager, as discussed above. Interest credited to policyholders’ account balances increased $53 million, primarily reflecting higher interest credited on a greater base of guaranteed investment products sold in the institutional and retail markets. Partially offsetting these items, policyholders’ benefits, including the change in policy reserves, decreased $7 million reflecting more favorable case experience.

2007 to 2006 Nine Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $330 million, from $2.827 billion in the first nine months of 2006 to $3.157 billion in the first nine months of 2007. Interest credited to policyholders’ account balances increased $172 million, primarily reflecting higher interest credited on a greater base of guaranteed investment products sold in the institutional and retail markets and higher crediting rates on general account liabilities. General and administrative expenses, net of capitalization, increased $86 million primarily reflecting payments to be made to plan clients related to a legal action filed against an unaffiliated asset manager, as discussed above, and increased expenses incurred to expand our full service product and service capabilities. In addition, policyholders’ benefits, including the change in policy reserves, increased $67 million primarily reflecting the increase in premiums on higher single premium group annuity and life-contingent structured settlement sales discussed above, as well as a lower benefit from reserve refinements relating to updates of client census data on a group annuity block of business. Also contributing to the increase in policyholders’ benefits is a $24 million increase due to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Full Service(1):
Beginning total account value	$104,033	$91,537	$97,430	$88,385
Deposits and sales	3,219	2,914	10,434	12,433
Withdrawals and benefits	(3,309)	(3,272)	(9,945)	(12,155)
Change in market value, interest credited and interest income(2)	1,658	2,185	7,682	4,701

Ending total account value	$105,601	$93,364	$105,601	$93,364

Net additions (withdrawals)	$(90)	$(358)	$489	$278

Institutional Investment Products(3):
Beginning total account value	$50,926	$46,913	$50,269	$48,080
Additions	545	2,004	3,675	4,628
Withdrawals and benefits(4)	(1,193)	(974)	(4,003)	(3,010)
Change in market value, interest credited and interest income	933	995	1,865	1,600
Other(4)(5)	416	530	(179)	(1,830)

Ending total account value	$51,627	$49,468	$51,627	$49,468

Net additions (withdrawals)	$(648)	$1,030	$(328)	$1,618

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.9 billion and $5.5 billion as of September 30, 2007 and 2006, respectively.
(2)	Change in market value, interest credited and interest income includes $511 million for the nine months ended September 30, 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.3 billion and $5.2 billion as of September 30, 2007 and 2006, respectively.
(4)	Transfers between the Retirement and Asset Management segments, previously presented within Withdrawals and benefits, have been reclassified to Other for all periods presented.
(5)	Other includes transfers from (to) the Asset Management segment of $407 million and $263 million for the three months ended September 30, 2007 and 2006, respectively and $75 million and $(1,582) million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Other also includes $(511) million for the nine months ended September 30, 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form. Remaining amounts for all periods presented primarily represents changes in asset balances for externally managed accounts.

2007 to 2006 Three Month Comparison. Account values in our full service business amounted to $105.6 billion as of September 30, 2007, an increase of $1.6 billion from June 30, 2007. The increase in account values was driven primarily by an increase in the market value of customer funds and interest on general account business. Account values in our full service business as of September 30, 2007 increased $12.2 billion from September 30, 2006, primarily reflecting an increase in the market value of customer funds and interest on general account business. Net additions (withdrawals) increased $268 million, from net withdrawals of $358 million in the third quarter of 2006 to net withdrawals of $90 million in the third quarter of 2007, reflecting higher deposits and sales.

Account values in our institutional investment products business amounted to $51.6 billion as of September 30, 2007, an increase of $701 million from June 30, 2007, primarily reflecting interest on general account business and an increase in the market value of customer funds, partially offset by net withdrawals. Account values in our institutional investment products business as of September 30, 2007 increased $2.2 billion from September 30, 2006, primarily reflecting interest on general account business and an increase in the market value of customer funds, partially offset by net withdrawals. Net additions (withdrawals) decreased $1.7 billion, from net additions of $1.030 billion in the third quarter of 2006 to net withdrawals of $648 million in the third quarter of 2007. This decrease primarily reflects lower additions driven by lower sales of guaranteed investment products in the institutional and retail markets due to unfavorable market conditions.

2007 to 2006 Nine Month Comparison. Account values in our full service business amounted to $105.6 billion as of September 30, 2007, an increase of $8.2 billion from December 31, 2006. The increase in account values was driven primarily by an increase in the market value of customer funds and interest on general account business and, to a lesser extent, net additions of $489 million. Account values in our full service business as of September 30, 2007 increased $12.2 billion from September 30, 2006, primarily reflecting an increase in the market value of customer funds and interest on general account business. Net additions (withdrawals) increased $211 million, from net additions of $278 million in the first nine months of 2006 to net additions of $489 million in the first nine months of 2007, reflecting lower withdrawals and benefits, partially offset by lower deposits and sales. The first nine months of 2006 included three large client sales totaling $2.7 billion, and four large plan terminations totaling $2.6 billion primarily associated with merger and plan consolidation activity.

Account values in our institutional investment products business amounted to $51.6 billion as of September 30, 2007, an increase of $1.4 billion from December 31, 2006, primarily reflecting interest on general account business and an increase in the market value of customer funds, partially offset by net withdrawals of $328 million. Account values in our institutional investment products business as of September 30, 2007 increased $2.2 billion from September 30, 2006, primarily reflecting interest on general account business and an increase in the market value of customer funds, partially offset by net withdrawals. Net additions (withdrawals) decreased $1.9 billion, from net additions of $1.6 billion in the first nine months of 2006 to net withdrawals of $328 million in the first nine months of 2007. This decrease reflects lower additions driven by lower sales of guaranteed investment products in the institutional and retail markets due to unfavorable market conditions in the third quarter of 2007, as well as higher withdrawals.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$20	$17	$81	$32
International Investments	(6)	(1)	(11)	(5)

Total International Insurance and Investments Division	$14	$16	$70	$27

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts. The consolidated net impact of this program recorded within the Corporate and Other operations were gains of $5 million and losses of $4 million for the three months ended September 30, 2007 and 2006, respectively, and losses of $5 million and losses of $1 million for the nine months ended September 30, 2007 and 2006, respectively.

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. The effect of these dual currency and synthetic dual currency investments is taken into account as part of our currency hedging program. As of September 30, 2007 and December 31, 2006, the principal of these investments were ¥538 billion, or $4.8 billion, and ¥545 billion, or $4.9 billion, respectively. For the three months ended September 30, 2007 and 2006, the weighted average yields generated by these investments were 2.3% and 2.7%, respectively. For the nine months ended September 30, 2007 and 2006, the weighted average yields generated by these investments were 2.4% for both periods. For information regarding the weighted average exchange rate resulting from these investments see “—Dual Currency Investments,” below.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	September 30, 2007	December 31, 2006
	(in millions)
Forward currency contracts	$34	$105
Cross-currency coupon swap agreements	47	54
Foreign exchange component of interest on dual currency investments	6	11

Total	$87	$170

Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—Realized Investment Gains and General Account Investments—General Account Investments.”

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of these foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including Japanese yen at a rate of 102 yen per U.S. dollar; and Korean won at a rate of 1,030 won per U.S. dollar. New annualized premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,291	$1,216	$3,959	$3,630
Gibraltar Life	692	708	2,135	2,177

	1,983	1,924	6,094	5,807

Benefits and expenses:
Life Planner operations	1,078	968	3,223	2,932
Gibraltar Life	539	559	1,680	1,816

	1,617	1,527	4,903	4,748

Adjusted operating income:
Life Planner operations	213	248	736	698
Gibraltar Life	153	149	455	361

	366	397	1,191	1,059

Realized investment gains (losses), net, and related adjustments(1)	205	193	362	164
Related charges(1)(2)	(9)	(13)	(14)	(4)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(76)	19	(22)	(6)
Change in experience-rated contractholder liabilities due to asset value changes(4)	76	(19)	22	6

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$562	$577	$1,539	$1,219

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.

(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income from Life Planner operations decreased $35 million, from $248 million in the third quarter of 2006 to $213 million in third quarter of 2007, including an $8 million favorable impact of currency fluctuations. These currency fluctuations reflect the year over year change in foreign currency exchange rates as discussed above. Adjusted operating income for the third quarter of 2007 also includes the impact of a $53 million decrease in the market value of certain externally managed investments in the European market. Excluding the impact of these items, adjusted operating income of our Life Planner operations increased $10 million, primarily reflecting the continued growth of our Japanese and Korean Life Planner operations, partially offset by higher general and administrative expenses. The benefit from a reduction in amortization of deferred policy acquisition costs due to an annual review of the estimated gross profits used to amortize deferred policy acquisition costs was offset by unfavorable foreign exchange remeasurement on certain non-yen denominated assets due to changes in foreign currency exchange rates during the third quarter of 2007 and an increase in policyholder benefits.

Gibraltar Life’s adjusted operating income increased $4 million, from $149 million in the third quarter of 2006 to $153 million in the third quarter of 2007, including a $1 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income for Gibraltar Life increased $3 million reflecting improved investment income margins. The improvement in investment income margins reflects the benefit of various investment portfolio strategies, including duration lengthening in our Japanese yen investments, increased credit exposure and increased utilization of U.S. dollar based investments. Partially offsetting the improvement in investment income margins was a $6 million benefit in the prior year quarter associated with investment income from a single investment joint venture due to the sale of real estate within the venture and the impact of a $3 million decrease in the market value of certain externally managed investments in the European market included in third quarter 2007 results.

2007 to 2006 Nine Month Comparison. Adjusted operating income from Life Planner operations increased $38 million, from $698 million in the first nine months of 2006 to $736 million in first nine months of 2007, including a $25 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our Life Planner operations increased $13 million, reflecting continued growth of our Japanese and Korean Life Planner operations and, to a lesser extent, improved investment income margins. The improved investment income margins are primarily the result of duration lengthening in our Japanese yen investment portfolio and increased utilization of U.S. dollar based investments. Partially offsetting these increases were the impact of a $53 million decrease in the market value of certain externally managed investments in the European market included in third quarter 2007 results, as well as higher general and administrative expenses and less favorable mortality experience.

Gibraltar Life’s adjusted operating income increased $94 million, from $361 million in the first nine months of 2006 to $455 million in the first nine months of 2007. Results for the first nine months of 2007 benefited $14 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture, while results for the first nine months of 2006 include a $6 million benefit from a similar transaction offset by a $17 million charge for refinements in policy liabilities. Excluding the impact of these items and currency fluctuations, which had a favorable impact of $3 million in comparison to the first nine months of 2006, adjusted operating income for Gibraltar Life increased $66 million primarily reflecting improved investment income margins. The improvement in investment income margins reflects the benefit of various investment portfolio strategies, including duration lengthening in our Japanese yen investments, increased credit exposure and increased utilization of U.S. dollar based investments. In addition, continued growth of our U.S. dollar denominated fixed annuity product also contributed to the improvement in investment income margins.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $59 million, from $1.924 billion in the third quarter of 2006 to $1.983 billion in the third quarter of 2007, including a net unfavorable impact of $26 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $85 million, from $2.075 billion in the third quarter of 2006 to $2.160 billion in the third quarter of 2007.

Revenues from our Life Planner operations increased $75 million, from $1.216 billion in the third quarter of 2006 to $1.291 billion in the third quarter of 2007, including a net favorable impact of currency fluctuations of $3 million. Excluding the impact of currency fluctuations, revenues increased $72 million from the third quarter of 2006 to the third quarter of 2007. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $104 million, from $1.095 billion in the third quarter of 2006 to $1.199 billion in the third quarter of 2007. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $64 million, from $779 million in the third quarter of 2006 to $843 million in the third quarter of 2007. Premiums and policy charges and fee income from our Korean operation increased $30 million, from $245 million in the third quarter of 2006 to $275 million in the third quarter of 2007. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Net investment income also increased $36 million, from $185 million in the third quarter of 2006 to $221 million in the third quarter of 2007, due to asset growth and higher investment yields reflecting the benefit of investment portfolio strategies. Offsetting the increase in net investment income was the impact included in third quarter 2007 revenue of a $53 million decreases in the market value of certain externally managed investments in the European market, which is reflected in asset management fees and other income.

Revenues from Gibraltar Life decreased $16 million, from $708 million in the third quarter of 2006 to $692 million in the third quarter of 2007, including an unfavorable impact from currency fluctuations of $29 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $13 million, from $780 million in the third quarter of 2006 to $793 million in the third quarter of 2007. This increase reflects a $16 million increase in net investment income, from $219 million in the third quarter of 2006 to $235 million in the third quarter of 2007, due to the same factors, discussed above, that impacted investment income margins. Premiums increased slightly by $2 million, as an increase in sales of single premium contracts, was mostly offset by a decrease in renewal premiums reflecting the expected attrition of older business. Our premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to products with a retirement and savings objective, for which customer funds received are recorded as deposits.

2007 to 2006 Nine Month Comparison. Revenues increased $287 million, from $5.807 billion in the first nine months of 2006 to $6.094 billion in the first nine months of 2007, including a net unfavorable impact of $64 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $351 million, from $6.307 billion in the first nine months of 2006 to $6.658 billion in the first nine months of 2007.

Revenues from our Life Planner operations increased $329 million, from $3.630 billion in the first nine months of 2006 to $3.959 billion in the first nine months of 2007, including a net unfavorable impact of currency fluctuations of $22 million. Excluding the impact of currency fluctuations, revenues increased $351 million from the first nine months of 2006 to the first nine months of 2007. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $304 million, from $3.332 billion in the first nine months of 2006 to $3.636 billion in the first nine months of 2007. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $219 million, from $2.395 billion in the first nine months of 2006 to $2.614 billion in the first nine months of 2007. Premiums and policy charges and fee income from our

Korean operation increased $58 million, from $736 million in the first nine months of 2006 to $794 million in the first nine months of 2007. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Net investment income also increased $102 million, from $525 million in the first nine months of 2006 to $627 million in the first nine months of 2007, due to asset growth and higher investment yields reflecting duration lengthening of our Japanese yen investment portfolio and increased utilization of U.S. dollar based investments. Offsetting the increase in net investment income was the impact included in third quarter 2007 revenue of a $53 million decreases in the market value of certain externally managed investments in the European market, which is reflected in asset management fees and other income.

Revenues from Gibraltar Life declined $42 million, from $2.177 billion in the first nine months of 2006 to $2.135 billion in the first nine months of 2007, including an unfavorable impact from currency fluctuations of $42 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life were unchanged at $2.431 billion. Premiums decreased $92 million, from $1.770 billion in the first nine months of 2006 to $1.678 billion in the first nine months of 2007, as premiums in the first nine months of 2006 benefited $95 million from additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization for which the first nine months of 2007 includes no such benefit. Substantially all of these premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also reflected in premiums are higher sales of single premium contracts and an increase in first-year premium, mostly offset by a decrease in renewal premiums reflecting the expected attrition of older business as discussed above. Mostly offsetting the decrease in premium was an $85 million increase in net investment income, from $606 million in the first nine months of 2006 to $691 million in the first nine months of 2007, due to improved investment income margins and the impact from the sales of real estate within joint ventures, as discussed above.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $90 million, from $1.527 billion in the third quarter of 2006 to $1.617 billion in the third quarter of 2007, including a net favorable impact of $35 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $125 million, from $1.664 billion in the third quarter of 2006 to $1.789 billion in the third quarter of 2007.

Benefits and expenses of our Life Planner operations increased $110 million, from $968 million in the third quarter of 2006 to $1.078 billion in the third quarter of 2007, including a net favorable impact of $5 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $115 million, from $1.038 billion in the third quarter of 2006 to $1.153 billion in the third quarter of 2007. Benefits and expenses of our Japanese Life Planner operation increased $69 million, from $707 million in the third quarter of 2006 to $776 million in the third quarter of 2007. Benefits and expenses from our Korean operation increased $38 million, from $227 million in the third quarter of 2006 to $265 million in third quarter of 2007. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven primarily by new sales and strong persistency. Also contributing to the increase in benefits and expenses are higher general and administrative expenses. Partially offsetting these increases is the benefit from a reduction in amortization of deferred policy acquisition costs as discussed above.

Gibraltar Life’s benefits and expenses declined $20 million, from $559 million in the third quarter of 2006 to $539 million in the third quarter of 2007, including a $30 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $10 million, from $626 million in the third quarter of 2006 to $636 million in the third quarter of 2007. This increase is primarily due to higher interest credited to policyholders’ account balances resulting from growth in our U.S. dollar denominated fixed annuity product.

2007 to 2006 Nine Month Comparison. Benefits and expenses increased $155 million, from $4.748 billion in the first nine months of 2006 to $4.903 billion in the first nine months of 2007, including a net favorable impact of $92 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $247 million, from $5.208 billion in the first nine months of 2006 to $5.455 billion in the first nine months of 2007.

Benefits and expenses of our Life Planner operations increased $291 million, from $2.932 billion in the first nine months of 2006 to $3.223 billion in the first nine months of 2007, including a net favorable impact of $47 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $338 million, from $3.154 billion in the first nine months of 2006 to $3.492 billion in the first nine months of 2007. Benefits and expenses of our Japanese Life Planner operation increased $215 million, from $2.199 billion in the first nine months of 2006 to $2.414 billion in the first nine months of 2007. Benefits and expenses from our Korean operation increased $90 million, from $664 million in the first nine months of 2006 to $754 million in first nine months of 2007. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven by new sales and strong persistency, as well as to a lesser extent, less favorable mortality experience. Also contributing to the increase in benefits and expenses are higher general and administrative expenses.

Gibraltar Life’s benefits and expenses declined $136 million, from $1.816 billion in the first nine months of 2006 to $1.680 billion in the first nine months of 2007, including a $45 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses declined $91 million, from $2.054 billion in the first nine months of 2006 to $1.963 billion in the first nine months of 2007. This decline is primarily due to the effects of the special dividend arrangement discussed above and the $17 million charge recognized in the first nine months of 2006 for refinements in policy liabilities. Partially offsetting the decline in benefits and expenses, was higher interest credited to policyholders’ account balances resulting from growth in our U.S. dollar denominated fixed annuity product.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
Life Planner operations	$178	$174	$579	$575
Gibraltar Life	92	91	264	279

Total	$270	$265	$843	$854

On a constant exchange rate basis:
Life Planner operations	$185	$182	$606	$602
Gibraltar Life	100	98	289	299

Total	$285	$280	$895	$901

2007 to 2006 Three Month Comparison. On a constant exchange rate basis, new annualized premiums increased $5 million, from $280 million in the third quarter of 2006 to $285 million in the third quarter of 2007. On the same basis, new annualized premiums from our Japanese Life Planner operation decreased $10 million, reflecting lower sales of term life products to corporations as a result of anticipated tax law changes. Sales in all other countries, also on a constant exchange rate basis, increased $13 million primarily reflecting an increase in sales of variable life and whole life policies in Taiwan in anticipation of an adverse regulatory change.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $2 million from the third quarter of 2006 to the third quarter of 2007, reflecting higher sales of our U.S. dollar denominated single premium fixed annuity and certain other products by our Life Advisors, offset by lower sales of our U.S. dollar denominated single premium fixed annuity in the bank channel.

2007 to 2006 Nine Month Comparison. On a constant exchange rate basis, new annualized premiums decreased $6 million, from $901 million in the first nine months of 2006 to $895 million in the first nine months of 2007. On the same basis, new annualized premiums from our Japanese Life Planner operation increased $4 million reflecting increased sales of retirement income products. Sales in all other countries, also on a constant exchange rate basis, were flat as increased sales in Taiwan, in anticipation of an adverse regulatory change, were offset by decreased sales of retirement income products in Korea due to a premium rate increase that occurred in April 2007.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation decreased $10 million from the first nine months of 2006 to the first nine months of 2007, primarily due to lower sales of our U.S. dollar denominated single premium fixed annuity, which was partially offset by higher sales of other products.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first nine months of 2007 and the first nine months of 2006 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Dual Currency Investments

The table below presents as of September 30, 2007, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2007	¥0.9	¥2.0	¥2.9	92.1
2008	3.5	6.5	10.0	90.3
2009	3.4	5.8	9.2	89.1
2010	3.2	4.9	8.1	87.2
2011-2034	39.1	60.2	99.3	79.8

Total	¥50.1	¥79.4	¥129.5	81.9

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The table above does not reflect the currency hedging program discussed above. Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—Realized Investment Gains and General Account Investments—General Account Investments.”

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$251	$132	$597	$428
Expenses	137	101	378	319

Adjusted operating income	114	31	219	109
Realized investment gains (losses), net, and related adjustments(1)	(1)	—	—	1
Related charges(2)	(1)	—	(4)	—
Equity in earnings of operating joint ventures(3)	(6)	(5)	(22)	(21)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$106	$26	$193	$89

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.
(3)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

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

On July 12, 2007, we sold our 50% interest in our operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l., which we accounted for under the equity method, to our partner Oppenheim S.C.A. for $121 million. These businesses establish, package and distribute mutual fund products to German and other European retail investors. We recorded a pre-tax gain on the sale of $37 million, which is reflected in the adjusted operating income of our International Investments segment in the third quarter of 2007. These businesses contributed $3 million and $3 million of adjusted operating income to the results of the International Investments segment for the nine months ended September 30, 2007 and 2006, respectively.

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $83 million, from $31 million in the third quarter of 2006 to $114 million in the third quarter of 2007. Adjusted operating income for the third quarter of 2007 includes the $37 million gain from the sale of our Oppenheim joint ventures as discussed above, a $22 million benefit from market value changes on securities relating to exchange memberships, the majority of which securities were sold prior to the end of the quarter, and a $17 million benefit from recoveries related to a former investment of our Korean asset management operations.

Excluding the benefit to the current quarter of the items discussed above, adjusted operating income increased by $7 million primarily reflecting more favorable results from our asset management businesses, principally in our Korean operations. Reflected in the adjusted operating income of our Korean asset management operations is $4 million and $5 million in the third quarter of 2007 and 2006, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the 2004 acquisition of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2007 to 2006 Nine Month Comparison. Adjusted operating income increased $110 million, from $109 million in the first nine months of 2006 to $219 million in the first nine months of 2007. Adjusted operating income for the first nine months of 2007 includes the $37 million gain from the sale of our Oppenheim joint ventures as discussed above and a $17 million benefit from recoveries related to a former investment of our Korean asset management operations. In addition, market value changes on securities relating to exchange memberships benefited the first nine months of 2007 by $39 million, while benefiting the first nine months of 2006 by $16 million.

Excluding the benefit of the items discussed above, adjusted operating income increased by $33 million primarily reflecting more favorable results from our asset management businesses, principally in our Korean operations. Contributing to the earnings of our Korean asset management operation were fees associated with unusually strong sales of mutual funds invested in overseas markets that carry a front end load. Results for the first nine months of 2007 and 2006 include fee revenue from the Korean government under the agreement discussed above of $13 million and $16 million, respectively.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $119 million, from $132 million in the third quarter of 2006 to $251 million in the third quarter of 2007. This increase reflects the gain from the sale of our Oppenheim joint ventures, gains from market value changes on securities relating to exchange memberships, and the gain associated with the recovery of a former investment, as well as higher commission and fee revenue primarily from our Korean asset management operations.

2007 to 2006 Nine Month Comparison. Revenues increased $169 million, from $428 million in the first nine months of 2006 to $597 million in the first nine months of 2007. This increase reflects the gain from the sale of our Oppenheim joint ventures, gains from market value changes on securities relating to exchange memberships, and the gain associated with the recovery of a former investment, as well as higher commission and fee revenue primarily from our Korean asset management operations.

Expenses

2007 to 2006 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $36 million, from $101 million in the third quarter of 2006 to $137 million in the third quarter of 2007, primarily due to higher expenses corresponding with the higher level of revenues generated by our Korean asset management operations.

2007 to 2006 Nine Month Comparison. Expenses increased $59 million, from $319 million in the first nine months of 2006 to $378 million in the first nine months of 2007, primarily due to higher expenses corresponding with the higher level of revenues generated by our Korean asset management operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Corporate Operations(1)	$(26)	$(32)	$(40)	$(15)
Real Estate and Relocation Services	21	36	36	75

Adjusted operating income	(5)	4	(4)	60
Realized investment gains (losses), net, and related adjustments(2)	(163)	119	(73)	56
Investment gains on trading account assets supporting insurance liabilities(1)(3)	—	—	2	—
Divested businesses(4)	15	10	29	58

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(153)	$133	$(46)	$174

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	See “—Divested Businesses.”

2007 to 2006 Three Month Comparison. Adjusted operating income decreased $9 million, from income of $4 million in the third quarter of 2006 to a loss of $5 million in the third quarter of 2007. Adjusted operating income from corporate operations increased $6 million, from a loss of $32 million in the third quarter of 2006 to a loss of $26 million in the third quarter of 2007. Corporate operations includes income from our qualified pension plan of $91 million in the third quarter of 2007, an increase of $5 million from $86 million in the third quarter of 2006. The increase reflects changes in the market value of our plan assets. Corporate operations investment results were essentially unchanged as the impact of deployment of our excess capital in our businesses and for share repurchases and less favorable income from equity method investments were offset by lower interest expense due to reduced borrowings.

Adjusted operating income of our real estate and relocation services business decreased $15 million, from $36 million in the third quarter of 2006 to $21 million in the third quarter of 2007. The decline reflected lower transaction volume associated with less favorable residential real estate market conditions as well as a fixed asset write-off in the third quarter of 2007.

2007 to 2006 Nine Month Comparison. Adjusted operating income decreased $64 million, from income of $60 million in the first nine months of 2006 to a loss of $4 million in the first nine months of 2007. Adjusted operating income from corporate operations decreased $25 million, from a loss of $15 million in the first nine months of 2006 to a loss of $40 million in the first nine months of 2007. The decrease came primarily from higher employee benefit expenses in the first nine months of 2007, including $12 million from market value adjustments on certain liabilities relating to deferred compensation arrangements. In addition, corporate operations investment results decreased, primarily reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, increased borrowings and less favorable income from equity method investments. These items were partially offset by income from the investment of proceeds from our December 2006 convertible debt issuance of $2 billion principal amount. Investment results include approximately $20 million in the first nine months of 2007 and $39 million in the first nine months of 2006 related to investment of proceeds of a $2 billion issue of convertible debt securities in November 2005 that the company called for redemption in May 2007. Corporate operations includes income from our qualified pension plan of $273 million in the first nine months of 2007, an increase of $15 million from $258 million in the first nine months of 2006. The increase reflects changes in the market value of our plan assets.

Adjusted operating income of our real estate and relocation services business decreased $39 million, from $75 million in the first nine months of 2006 to $36 million in the first nine months of 2007. The decline reflected lower transaction volume associated with less favorable residential real estate market conditions as well as a fixed asset write-off in the first nine months of 2007.

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

As of September 30, 2007, the Company recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $680 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains in the current period, as well as changes in assets and related liabilities that support the policies. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $1.218 billion, as of September 30, 2007, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
U.S. GAAP results:
Revenues	$1,886	$1,889	$5,770	$5,589
Benefits and expenses	1,878	1,815	5,610	5,393

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$8	$74	$160	$196

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2007 to 2006 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $66 million, from $74 million in the third quarter of 2006 to $8 million in the third quarter of 2007. Third quarter 2007 results reflect a decrease of $37 million in net realized investment gains, from $150 million in the third quarter of 2006 to $113 million in the third quarter of 2007. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” Dividends to policyholders increased $30 million, which includes an increase in the cumulative earnings policyholder dividend obligation expense of $21 million. In addition, results for the third quarter of 2006 included a reserve release due to reserve factor updates. These items were partially offset by a $26 million increase in net investment income, net of interest expense, primarily related to higher income on joint venture and limited partnership investments accounted for under the equity method, and higher dividend income from public equity investments.

2007 to 2006 Nine Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $36 million, from $196 million in the first nine months of 2006 to $160 million in the first nine months of 2007. Results for the first nine months of 2007 reflect an increase in dividends to policyholders of $183 million, which includes an increase in the cumulative earnings policyholder dividend obligation expense of $163 million. In addition, results for the first nine months of 2007 reflect less favorable claims experience, while results for the first nine months of 2006 included a reserve release as a result of reserve factor updates. These decreases to income were partially offset by an increase of $75 million in net investment income, net of interest expense, primarily related to higher income on joint venture and limited partnership investments and higher dividend income from public equity investments, and an increase of $130 million in realized investment gains, from $182 million in the first nine months of 2006 to $312 million in the first nine months of 2007. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $3 million, from $1.889 billion in the third quarter of 2006 to $1.886 billion in the third quarter of 2007, as net realized investment gains decreased $37 million and premiums decreased $17 million. We expect the decline in premiums for this business to continue as the policies in force mature or terminate. These decreases in revenue were largely offset by an increase of $46 million in net investment income related to higher income on joint venture and limited partnership investments and higher dividend income from public equity investments, as well as a larger base of invested assets due to the reinvestment of investment earnings and the addition of investments financed by borrowings.

2007 to 2006 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $181 million, from $5.589 billion in the first nine months of 2006 to $5.770 billion in the first nine months of 2007, principally driven by the $130 million increase in net realized investment gains and an increase of $87 million in net investment income. The increase in net investment income reflects higher income on joint venture and limited partnership investments and public equity investments. These increases in revenue were partially offset by a decrease in premiums as the policies in force continue to mature or terminate.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $63 million, from $1.815 billion in the third quarter of 2006 to $1.878 billion in the third quarter of 2007. This increase reflects a $30 million increase in dividends to policyholders, which includes an increase in the cumulative earnings policyholder dividend obligation expense of $21 million, a $20 million increase to interest expense, and a $16 million increase to policyholders’ benefits, including changes in reserves. The increase in interest expense reflects increased financing costs on increased borrowings, the proceeds of which were used to purchase invested assets. The increase in policyholders’ benefits, including changes in reserves, is primarily driven by a reserve release in the third quarter of 2006, as discussed above.

2007 to 2006 Nine Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $217 million, from $5.393 billion in the first nine months of 2006 to $5.610 billion in the first nine months of 2007. This increase reflects a $183 million increase in dividends to policyholders, which includes an increase in the cumulative earnings policyholder dividend obligation expense of $163 million. Policyholders’ benefits, including changes in reserves, increased $35 million primarily reflecting less favorable claim experience in the first nine months of 2007 and a reserve release in the first nine months of 2006.

Income Taxes

Our income tax provision amounted to $316 million in the third quarter of 2007 compared to $384 million in the third quarter of 2006. The decline in income tax expense reflects the decline in pre-tax income in the third quarter of 2007 from the third quarter of 2006.

Our income tax provision amounted to $1,063 million in the first nine months of 2007 compared to $826 million in the first nine months of 2006, representing 29% of income from continuing operations before income taxes and equity in earnings of operating joint ventures in the first nine months of 2007 and 27% in the first nine months of 2006. The higher effective tax rate in the first nine months of 2007 primarily reflects the growth in pre-tax income.

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

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In

August 2007, the Internal Revenue Service, or Service, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 results.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Equity sales, trading and research operations	$(1)	$(3)	$(104)	$13
Real estate investments sold or held for sale	—	96	62	96
Philippine insurance operations Real estate investments sold or held for sale	—	2	—	(13)
Canadian intermediate weekly premium and individual health operations	(1)	(5)	(1)	(11)
Other	(2)	7	4	(2)

Income (loss) from discontinued operations before income taxes	(4)	97	(39)	83
Income tax expense (benefit)	—	31	(45)	29

Income (loss) from discontinued operations, net of taxes	$(4)	$66	$6	$54

The nine months ended September 30, 2007 includes a $26 million tax benefit associated with a discontinued international business.

Results for our equity sales, trading and research operations known as Prudential Equity Group, previously included in the Financial Advisory segment, have been classified as discontinued operations for all periods presented, as a result of our decision to exit these operations. Included within the table above for the three and nine months ended September 30, 2007 are a $1 million and $107 million, respectively, of pre-tax losses incurred in connection with this decision, primarily related to employee severance costs. We do not anticipate significant additional costs will be incurred in connection with this decision.

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

We perform impairment reviews on an ongoing basis to determine when a decline in value is other than temporary. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following: the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline in value; the reasons for the decline (credit event, currency or interest-rate related); our ability and intent to hold our investment for a period of time to allow for a recovery of value; and the financial condition of and near-term prospects of the issuer. When we determine that there is an other-than-temporary impairment, we write down the value of the security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” The causes of the impairments discussed below were specific to each individual issuer and did not directly result in impairments to other securities within the same industry or geographic region.

In addition, for our impairment review of asset-backed securities with a credit rating below AA, we forecast the prospective future cash flows of the security and determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its book value, an other-than-temporary impairment is recognized by writing the security down to fair value.

For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity impairments, see “—General Account Investments—Fixed Maturity Securities—Impairments of Fixed Maturity Securities” below. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording equity impairments, see “—General Account Investments—Equity Securities—Impairments of Equity Securities” below.

The level of impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. Impairments, interest rate related losses and credit losses (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income.

We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment.

We use interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based derivatives to hedge the equity risks embedded in some of our annuity products. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our mortgage dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way. Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and nine months ended September 30, 2007 and 2006, respectively, and gross realized investment gains and losses on fixed maturity securities by segment for the three and nine months ended September 30, 2007 and 2006, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(197)	$239	$141	$64
Closed Block Business	113	150	312	182

Consolidated realized investment gains (losses), net	$(84)	$389	$453	$246

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments(1)	$(88)	$(4)	$(48)	$(314)
Equity securities	118	12	324	121
Derivative instruments(2)	(264)	126	(228)	69
Other	37	105	93	188

Total	(197)	239	141	64
Related adjustments(3)	92	(25)	(61)	(134)

Realized investment gains (losses), net, and related adjustments	$(105)	$214	$80	$(70)

Related charges(4)	$(4)	$7	$(17)	$30

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$(22)	$33	$66	$1
Equity securities	65	23	303	151
Derivative instruments	69	79	(59)	(41)
Other	1	15	2	71

Total	$113	$150	$312	$182

Realized investment gains (losses) by segment—Fixed Maturity Securities
Financial Services Businesses:
Gross realized investment gains:
Individual Life	$2	$5	$6	$13
Individual Annuities	6	5	19	13
Group Insurance	5	10	23	28
Asset Management	—	—	—	2
Financial Advisory	—	—	—	—
Retirement	17	10	56	41
International Insurance	37	27	86	82
International Investments	—	—	—	—
Corporate and Other Operations	5	12	9	14

Total	72	69	199	193

Gross realized investment losses:
Individual Life	(10)	(7)	(17)	(64)
Individual Annuities	(10)	(9)	(35)	(95)
Group Insurance	(26)	(9)	(28)	(37)
Asset Management	(14)	—	(14)	(1)
Financial Advisory	—	—	—	—
Retirement	(55)	(29)	(84)	(157)
International Insurance	(28)	(5)	(39)	(76)
International Investments	—	—	(1)	—
Corporate and Other Operations	(17)	(14)	(29)	(77)

Total	(160)	(73)	(247)	(507)

Realized investment gains (losses), net—Financial Services Businesses	$(88)	$(4)	$(48)	$(314)

Closed Block Business:
Gross realized investment gains	$90	$95	$314	$212
Gross realized investment losses	(112)	(62)	(248)	(211)

Realized investment gains (losses), net—Closed Block Business	$(22)	$33	$66	$1

(1)	Includes $67 million of losses on sales of asset-backed securities collateralized by sub-prime mortgages in the third quarter of 2007.
(2)	Includes $103 million of losses on embedded derivatives associated with certain externally managed investments in the European market in the third quarter of 2007.
(3)	Related adjustments include that portion of realized investment gains (losses), net that are included in adjusted operating income, including those related to our Asset Management segment’s commercial mortgage operations and proprietary investing business, as well as gains and losses pertaining to certain derivatives contracts, as described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements.
(4)	Reflects charges that are related to realized investment gains (losses), net and excluded from adjusted operating income, as described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements.

2007 to 2006 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the third quarter of 2007 were $197 million, compared to net realized investment gains of $239 million in the third quarter of 2006. Net realized losses on fixed maturity securities were $88 million in the third quarter of 2007 and reflect net losses on sales and maturities of fixed maturity securities of $61 million, impairments of $31 million and credit-related losses of $2 million, partially offset by private bond prepayment premiums of $6 million. Net losses on sales and maturities of fixed maturity securities included gross losses of $127 million, mainly in the Retirement, International Insurance, and Group Insurance segments, and were primarily related to credit spread increases in the credit markets resulting from concerns over sub-prime mortgage exposures, and interest rates. Gross losses include $67 million related to sales of asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities” for additional information regarding our exposure to sub-prime mortgages. Net realized losses on fixed maturity securities were $4 million in the third quarter of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $2 million, including gross losses of $63 million, mainly in the Retirement segment and Corporate and Other operations, which were primarily interest-rate related. Fixed maturity net realized losses also included fixed maturity impairments of $5 million and credit-related losses of $5 million in the third quarter of 2006, partially offset by private bond prepayment premiums of $8 million.

Net realized gains on equity securities were $118 million in the third quarter of 2007, of which net trading gains on sales of equity securities were $127 million, partially offset by impairments of $9 million. Net realized gains on equity securities were $12 million in the third quarter of 2006, and related to net trading gains on sales of equity securities. Net realized gains on equity securities in both periods were primarily due to sales of Japanese equities in our Gibraltar Life and Life Planner operations from portfolio restructuring and equity sales in our Korean insurance operations. Net realized losses on derivatives were $264 million in the third quarter of 2007, compared to net derivative gains of $126 million in the third quarter of 2006. The net derivative losses in the third quarter of 2007 were primarily the result of net losses of $103 million on embedded derivatives associated with certain externally managed investments in the European market and net losses of $93 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Also contributing to the net derivative losses in the third quarter of 2007 was $38 million from interest rate derivative contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio and net losses of $34 million on derivative activity associated with our commercial mortgage operations. The derivative gains in the third quarter of 2006 were primarily the result of net gains of $81 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen. Net realized gains on other investments were $37 million in the third quarter of 2007, primarily from real estate related investments. Net realized investment gains on other investments were $105 million in the third quarter of 2006, primarily related to gains from real estate related investments and loan securitizations.

During the third quarter of 2007, we recorded total other-than-temporary impairments of $42 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $5 million attributable to the Financial Services Businesses in the third quarter of 2006. The impairments in the third quarter of 2007 consisted of $31 million relating to fixed maturities, $9 million relating to equity securities, and $2 million relating to other invested assets which include real estate investments and investments in joint ventures and partnerships. The impairments in the third quarter of 2006 consisted of $5 million relating to fixed maturities.

The impairments recorded on fixed maturities in the third quarter of 2007 consist of $29 million on public securities and $2 million on private securities, compared with fixed maturity impairments of $1 million on public securities and $4 million on private securities in the third quarter of 2006. Included in the impairments recorded on fixed maturities in the third quarter of 2007 are $11 million of impairments on asset-backed securities collateralized by sub-prime mortgages. Fixed maturity impairments in the third quarter of 2007 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuer. Impairments in the third quarter of 2006 were concentrated in the retail and wholesale and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in the third quarter of 2007 were $113 million, compared to net realized investment gains of $150 million in the third quarter of 2006. Net realized losses on fixed maturity securities were $22 million in the third quarter of 2007, and reflect net losses on sales and maturities of fixed maturity securities of $15 million, impairments of $8 million and credit related losses of $5 million, partially offset by private bond prepayments of $6 million. Net losses on sales and maturities of fixed maturity securities included $99 million of gross losses, of which $3 million related to sales of asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities” for additional information regarding our exposure to sub-prime mortgages. Net realized gains on fixed maturity securities were $33 million in the third quarter of 2006, and reflect net gains on sales and maturities of fixed maturity securities of $39 million, including $44 million of gross losses. Fixed maturity net realized gains also include private bond prepayments of $12 million, partially offset by fixed maturity impairments of $12 million and credit-related losses of $6 million in the third quarter of 2006.

Net realized gains on equity securities were $65 million in the third quarter of 2007, of which net trading gains on sales of equity securities were $69 million, partially offset by impairments of $4 million. Net realized gains on equity securities were $23 million in the third quarter of 2006, of which net trading gains on sales of equity securities were $24 million, partially offset by impairments of $1 million. The gains were a result of sales pursuant to our active management strategy. Net gains on derivatives were $69 million in the third quarter of 2007, compared to net gains of $79 million in the third quarter of 2006. Derivative gains in the third quarter of 2007 and 2006 were primarily the result of interest derivatives used to manage the duration of the fixed maturity investment portfolio. Net realized investment gains on other investments were $15 million in the third quarter of 2006, primarily due to the sale of an investment in a real estate operating company.

During the third quarter of 2007, we recorded total other-than-temporary impairments of $14 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $13 million attributable to the Closed Block Business in the third quarter of 2006. The impairments in the third quarter of 2007 consisted of $8 million relating to fixed maturities, $4 million relating to equity securities, and $2 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships. The impairments in the third quarter of 2006 consisted of $12 million relating to fixed maturities and $1 million relating to equity securities.

The impairments recorded on fixed maturities in the third quarter of 2007 consist of $8 million on public securities, compared with $3 million on public securities and $9 million on private securities in the third quarter of 2006. Included in the impairments recorded on fixed maturities in the third quarter of 2007 are $8 million of impairments on asset-backed securities collateralized by sub-prime mortgages. Fixed maturity impairments in the third quarter of 2007 were concentrated in asset-backed securities and the services sector of our corporate securities and were primarily driven by credit spread increases as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the third quarter of 2006 were concentrated in the services and retail and wholesale sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

2007 to 2006 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first nine months of 2007 were $141 million, compared to net realized investment gains of $64 million in the first nine months of 2006. Net realized losses on fixed maturity securities were $48 million in the first nine months of 2007 and reflect net gains on sales and maturities of fixed maturity securities of $1 million, including gross losses of $188 million, mainly in the Retirement and International Investments segments which were primarily interest-rate related. Fixed maturity net realized losses also included fixed maturity impairments of $53 million and credit-related losses of $6 million, partially offset by private bond prepayment premiums of $10 million. Net realized losses on fixed maturity securities were $314 million in the first nine months of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $308 million, including gross losses of $473 million, mainly in the Retirement and Individual Annuities segments which were primarily interest-rate related. Fixed maturity net realized losses also included fixed maturity impairments of $21 million and credit-related losses of $13 million in the first nine months of 2006, partially offset by private bond prepayment premiums of $28 million. Interest-rate related losses on fixed maturities primarily reflect sales of lower yielding bonds in a higher rate environment, primarily in the first half of 2006, in order to meet various cash flow needs and manage portfolio duration, and reflect our strategy for maximizing portfolio yield while minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of current period yields of the Financial Services Businesses.

Net realized gains on equity securities were $324 million in the first nine months of 2007, of which net trading gains on sales of equity securities were $352 million, partially offset by impairments of $28 million. Net realized gains on equity securities were $121 million in the first nine months of 2006, of which net trading gains on sales of equity securities were $129 million, partially offset by impairments of $8 million. Net realized gains on equity securities for both periods were primarily due to sales of Japanese equities in our Gibraltar Life and Life Planner operations from portfolio restructuring and equity sales in our Korean insurance operations. Net realized losses on derivatives were $228 million in the first nine months of 2007, compared to net derivative gains of $69 million in the first nine months of 2006. The net derivative losses in the nine months of 2007 was primarily the result of net losses of $106 million from interest rate derivative contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio and net losses of $92 million on embedded derivatives associated with certain externally managed investments in the European market. The derivative gains in the nine months of 2006 were primarily the result of net gains of $47 million from interest rate derivative contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio as interest rates rose and net gains of $21 million on currency swaps used in conjunction with fixed maturity investments. Net realized investment gains on other investments were $93 million in the first nine months of 2007, primarily related to gains from real estate related investments, commercial loans, and loan securitizations. Net realized investment gains on other investments were $188 million in the first nine months of 2006, primarily related to gains from real estate related investments and loan securitizations.

During the first nine months of 2007, we recorded total other-than-temporary impairments of $84 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $35 million attributable to the Financial Services Businesses in the first nine months of 2006. The impairments in the first nine months of 2007 consisted of $53 million relating to fixed maturities, and $28 million relating to equity securities, and $3 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships. The impairments in the first nine months of 2006 consisted of $21 million relating to fixed maturities, $8 million relating to equity securities, and $6 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships.

The impairments recorded on fixed maturities in the first nine months of 2007 consist of $48 million on public securities and $5 million on private securities, compared with fixed maturity impairments of $14 million on public securities and $7 million on private securities in the first nine months of 2006. Impairments in the first nine months of 2007 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities, and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the third quarter of 2006 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first nine months of 2007 were $312 million, compared to net realized investment gains of $182 million in the first nine months of 2006. Net realized gains on fixed maturity securities were $66 million in the first nine months of 2007 and reflect net gains on sales and maturities of fixed maturity securities of $81 million, including $220 million of gross losses, and private bond prepayment premiums of $13 million, partially offset by impairments of $17 million and credit-related losses of $11 million. Net realized gains on fixed maturity securities were $1 million in the first nine months of 2006 and reflect net gains on sales and maturities of fixed maturity securities of $4 million, including gross losses of $166 million and private bond prepayment premiums of $42 million, partially offset by fixed maturity impairments of $31 million and credit-related losses of $14 million.

Net realized gains on equity securities were $303 million in the first nine months of 2007, of which net trading gains on equity securities were $308 million, partially offset by impairments of $5 million. Net realized gains on equity securities were $151 million in the first nine months of 2006, of which net trading gains on equity securities were $168 million, partially offset by impairments of $17 million. These gains were a result of sales pursuant to our active management strategy. Net losses on derivatives were $59 million in the first nine months of 2007, compared to net losses of $41 million in the first nine months of 2006. Derivative losses in the nine months of 2007 and 2006 were primarily the result of currency derivatives used to hedge foreign investments. Net realized investment gains on other investments were $2 million in the first nine months of 2007. Net realized investment gains on other investments were $71 million in the first nine months of 2006 primarily related to net gains from real estate related investments.

During the first nine months of 2007, we recorded total other-than-temporary impairments of $27 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $49 million attributable to the Closed Block Business in the first nine months of 2006. The impairments in the first nine months of 2007 consisted of $17 million relating to fixed maturities, $5 million relating to equity securities, and $5 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships. The impairments in the first nine months of 2006 consisted of $31 million relating to fixed maturities, $17 million relating to equity securities, and $1 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships.

The impairments recorded on fixed maturities in the first nine months of 2007 consist of $11 million on public securities and $6 million on private securities, compared with $8 million on public securities and $23 million on private securities in the first nine months of 2006. Impairments in the first nine months of 2007 were concentrated in asset-backed securities and the services and manufacturing sectors of our corporate securities and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the first nine months of 2006 were concentrated in the services and manufacturing sectors and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

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

Our total general account investments were $231.1 billion and $229.7 billion as of September 30, 2007 and December 31, 2006, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $161.1 billion and $159.6 billion as of September 30, 2007 and December 31, 2006, respectively, while total general account investments attributable to the Closed Block Business were $70.0 billion and $70.1 billion as of September 30, 2007 and December 31, 2006, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses as of September 30, 2007 is between 4 and 5 years.

	September 30, 2007
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$91,476	$38,595	$130,071	56.3%
Public, held to maturity, at amortized cost	2,879	—	2,879	1.2
Private, available for sale, at fair value	19,821	12,221	32,042	13.9
Private, held to maturity, at amortized cost	594	—	594	0.3
Trading account assets supporting insurance liabilities, at fair value	14,612	—	14,612	6.3
Other trading account assets, at fair value	184	142	326	0.1
Equity securities, available for sale, at fair value	4,675	4,080	8,755	3.8
Commercial loans, at book value	18,663	7,580	26,243	11.4
Policy loans, at outstanding balance	3,815	5,399	9,214	4.0
Other long-term investments(1)	2,748	1,034	3,782	1.6
Short-term investments(2)	1,645	941	2,586	1.1

Total general account investments	161,112	69,992	231,104	100.0%

Invested assets of other entities and operations(3)	10,044	—	10,044

Total investments	$171,156	$69,992	$241,148

	December 31, 2006
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$92,802	$38,752	$131,554	57.3%
Public, held to maturity, at amortized cost	3,025	—	3,025	1.3
Private, available for sale, at fair value	18,336	12,021	30,357	13.2
Private, held to maturity, at amortized cost	443	—	443	0.2
Trading account assets supporting insurance liabilities, at fair value	14,262	—	14,262	6.2
Other trading account assets, at fair value	109	—	109	0.1
Equity securities, available for sale, at fair value	4,314	3,772	8,086	3.5
Commercial loans, at book value	17,275	7,318	24,593	10.7
Policy loans, at outstanding balance	3,472	5,415	8,887	3.9
Other long-term investments(1)	2,791	965	3,756	1.6
Short-term investments(2)	2,752	1,851	4,603	2.0

Total general account investments	159,581	70,094	229,675	100.0%

Invested assets of other entities and operations(3)	5,742	—	5,742

Total investments	$165,323	$70,094	$235,417

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments consist primarily of money market funds with virtually no sub-prime exposure.
(3)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.

The increase in general account investments attributable to the Financial Services Businesses in 2007 was primarily due to portfolio growth as a result of reinvestment of net investment income partially offset by the liquidation of the investment grade fixed income investment portfolio purchased using the proceeds of the convertible senior notes issued in 2005. These notes were called for redemption during the second quarter of 2007, as discussed in Note 6 to the Unaudited Interim Consolidated Financial Statements. Also offsetting the increase was net operating and capital outflows, and declines in market value primarily attributable to increased credit spreads. The decrease in general account investments attributable to the Closed Block Business in 2007 was primarily due to net operating outflows and a decrease in market value partially offset by portfolio growth as a result of reinvestment of net investment income.

We have substantial insurance operations in Japan, with 30% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both September 30, 2007 and December 31, 2006. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2007	December 31, 2006
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$33,061	$32,242
Public, held to maturity, at amortized cost	2,879	3,025
Private, available for sale, at fair value	3,325	3,139
Private, held to maturity, at amortized cost	594	443
Trading account assets supporting insurance liabilities, at fair value	1,160	1,106
Other trading account assets, at fair value	28	28
Equity securities, available for sale, at fair value	2,533	2,372
Commercial loans, at book value	2,812	2,782
Policy loans, at outstanding balance	1,091	1,016
Other long-term investments(1)	871	970
Short-term investments	35	374

Total Japanese general account investments(2)	$48,389	$47,497

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of September 30, 2007, our Japanese insurance operations had $9.6 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $3.5 billion that support liabilities denominated in U.S. dollars. As of December 31, 2006, our Japanese insurance operations had $9.3 billion of investments denominated in U.S. dollars, including $1.2 billion that were hedged to yen through third party derivative contracts and $3.1 billion that support liabilities denominated in U.S. dollars.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended September 30, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.01%	$1,426	6.29%	$763	5.38%	$2,189
Trading account assets supporting insurance liabilities	5.13	183	—	—	5.13	183
Equity securities	5.82	60	2.54	21	4.36	81
Commercial loans	6.24	280	6.77	124	6.39	404
Policy loans	5.08	47	6.12	82	5.69	129
Short-term investments and cash equivalents	5.10	93	12.93	59	6.23	152
Other investments	3.61	26	22.29	57	8.53	83

Gross investment income before investment expenses	5.17	2,115	6.49	1,106	5.54	3,221
Investment expenses	(0.13)	(128)	(0.22)	(146)	(0.16)	(274)

Investment income after investment expenses	5.04%	1,987	6.27%	960	5.38%	2,947

Investment results of other entities and operations(2)		129		—		129

Total investment income		$2,116		$960		$3,076

	Three Months Ended September 30, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.90%	$1,357	6.55%	$755	5.38%	$2,112
Trading account assets supporting insurance liabilities	4.62	164	—	—	4.62	164
Equity securities	5.35	49	2.48	18	4.07	67
Commercial loans	6.02	250	7.25	130	6.39	380
Policy loans	4.94	41	6.18	83	5.71	124
Short-term investments and cash equivalents	4.43	90	3.15	47	4.33	137
Other investments	9.12	62	9.43	21	9.19	83

Gross investment income before investment expenses	5.07	2,013	6.41	1,054	5.45	3,067
Investment expenses	(0.15)	(138)	(0.22)	(140)	(0.17)	(278)

Investment income after investment expenses	4.92%	1,875	6.19%	914	5.28%	2,789

Investment results of other entities and operations(2)		92		—		92

Total investment income		$1,967		$914		$2,881

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.38% and 5.28% for the three months ended September 30, 2007 and 2006, respectively. The net investment income yield attributable to the Financial Services Businesses was 5.04% for the three months ended September 30, 2007, compared to 4.92% for the three months ended September 30, 2006. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.27% for the three months ended September 30, 2007, compared to 6.19% for the three months ended September 30, 2006. The increase was primarily due to higher income from investments in joint ventures and limited partnerships, driven by net appreciation of underlying assets and gains from sale of underlying assets.

	Nine Months Ended September 30, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.06%	$4,264	6.46%	$2,278	5.46%	$6,542
Trading account assets supporting insurance liabilities	5.03	529	—	—	5.03	529
Equity securities	5.04	149	2.98	71	4.12	220
Commercial loans	6.15	798	7.03	376	6.41	1,174
Policy loans	5.11	136	6.22	246	5.77	382
Short-term investments and cash equivalents	4.96	275	8.96	141	5.47	416
Other investments	5.65	118	21.39	147	9.54	265

Gross investment income before investment expenses	5.19	6,269	6.58	3,259	5.58	9,528
Investment expenses	(0.14)	(402)	(0.22)	(420)	(0.17)	(822)

Investment income after investment expenses	5.05%	5,867	6.36%	2,839	5.41%	8,706

Investment results of other entities and operations(2)		384		—		384

Total investment income		$6,251		$2,839		$9,090

	Nine Months Ended September 30, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.91%	$3,929	6.58%	$2,230	5.39%	$6,159
Trading account assets supporting insurance liabilities	4.65	482	—	—	4.65	482
Equity securities	5.02	132	2.90	62	4.07	194
Commercial loans	6.16	734	7.69	405	6.63	1,139
Policy loans	4.94	115	6.25	248	5.77	363
Short-term investments and cash equivalents	4.75	240	7.23	139	5.15	379
Other investments	8.02	161	9.53	63	8.42	224

Gross investment income before investment expenses	5.08	5,793	6.55	3,147	5.50	8,940
Investment expenses	(0.15)	(377)	(0.24)	(395)	(0.18)	(772)

Investment income after investment expenses	4.93%	5,416	6.31%	2,752	5.32%	8,168

Investment results of other entities and operations(2)		242		—		242

Total investment income		$5,658		$2,752		$8,410

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.41% and 5.32% for the nine months ended September 30, 2007 and 2006, respectively. The net investment income yield attributable to the Financial Services Businesses was 5.05% for the nine months ended September 30, 2007, compared to 4.93% for the nine months ended September 30, 2006. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.36% for the nine months ended September 30, 2007, compared to 6.31% for the nine months ended September 30, 2006. The increase was primarily due to higher income from investments in joint ventures and limited partnerships, driven by net appreciation of underlying assets and gains from the sale of underlying assets partially offset by lower mortgage loan prepayment income.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.30%	$1,163	6.26%	$1,111
Trading account assets supporting insurance liabilities	5.38	177	4.90	161
Equity securities	8.25	40	7.08	31
Commercial loans	6.55	249	6.38	225
Policy loans	5.58	37	5.55	32
Short-term investments and cash equivalents	5.47	84	4.60	84
Other investments	0.95	5	7.16	32

Gross investment income before investment expenses	6.10	1,755	6.05	1,676
Investment expenses	(0.11)	(106)	(0.14)	(115)

Investment income after investment expenses	5.99%	1,649	5.91%	1,561

Investment results of other entities and operations(2)		129		92

Total investment income		$1,778		$1,653

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.99% for the three months ended September 30, 2007, compared to 5.91% for the three months ended September 30, 2006. The increase was primarily due to an increase in fixed maturity yields as a result of the impact of higher rates on floating rate investments and the reinvestment of proceeds from sales and maturities of fixed maturities at higher available interest rates, partially offset by lower income from investments in joint ventures and limited partnerships.

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.39%	$3,487	6.29%	$3,223
Trading account assets supporting insurance liabilities	5.31	513	4.95	474
Equity securities	7.55	105	7.22	92
Commercial loans	6.46	706	6.61	668
Policy loans	5.65	107	5.56	89
Short-term investments and cash equivalents	5.36	257	4.93	227
Other investments	2.49	35	5.50	74

Gross investment income before investment expenses	6.16	5,210	6.09	4,847
Investment expenses	(0.13)	(332)	(0.14)	(309)

Investment income after investment expenses	6.03%	4,878	5.95%	4,538

Investment results of other entities and operations(2)		384		242

Total investment income		$5,262		$4,780

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 6.03% for the nine months ended September 30, 2007, compared to 5.95% for the nine months ended September 30, 2006. The increase was primarily due to an increase in fixed maturity yields in the first nine months of 2007 as a result of reinvestment of proceeds from sales and maturities of fixed maturities at higher available interest rates, which occurred primarily in the first half of 2006, as discussed above under “—Realized Investment Gains”, and the impact of higher rates on floating rate investments.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.72%	$263	2.54%	$246
Trading account assets supporting insurance liabilities	2.30	6	1.10	3
Equity securities	3.66	20	3.76	18
Commercial loans	4.53	31	3.99	25
Policy loans	3.81	10	3.58	9
Short-term investments and cash equivalents	3.45	9	3.36	6
Other investments	10.10	21	12.83	30

Gross investment income before investment expenses	3.03	360	2.86	337
Investment expenses	(0.17)	(22)	(0.15)	(23)

Total investment income	2.86%	$338	2.71%	$314

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.86% for the three months ended September 30, 2007, compared to 2.71% for the three months ended September 30, 2006. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments, the lengthening of the duration of the investment portfolio and an increase in credit exposure. Also contributing to the increase were more favorable results from joint venture investments within other investments. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2007 and 2006 was approximately $7.3 billion and $6.5 billion, respectively, based on amortized cost.

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.70%	$777	2.52%	$706
Trading account assets supporting insurance liabilities	1.85	16	0.99	8
Equity securities	2.82	44	2.95	40
Commercial loans	4.49	92	3.66	66
Policy loans	3.78	29	3.57	26
Short-term investments and cash equivalents	2.91	18	3.40	13
Other investments	12.76	83	12.89	87

Gross investment income before investment expenses	3.00	1,059	2.80	946
Investment expenses	(0.17)	(70)	(0.18)	(68)

Total investment income	2.83%	$989	2.62%	$878

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.83% for the nine months ended September 30, 2007, compared to 2.62% for the nine months ended September 30, 2006. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments, the lengthening of the duration of the investment portfolio and an increase in credit exposure. Also contributing to the increase were more favorable results from joint venture investments within other investments. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the nine months ended September 30, 2007 and 2006 was approximately $7.3 billion and $6.4 billion, respectively, based on amortized cost.

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

	September 30, 2007				December 31, 2006
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$14,249	$466	$215	$14,500	$14,126	$577	$138	$14,565
Finance	11,281	156	161	11,276	12,425	267	68	12,624
Utilities	9,886	379	150	10,115	9,313	454	74	9,693
Services	8,110	237	140	8,207	7,397	297	71	7,623
Energy	3,925	142	73	3,994	3,550	189	45	3,694
Transportation	2,715	105	37	2,783	2,483	128	20	2,591
Retail and Wholesale	2,659	63	39	2,683	2,605	78	20	2,663
Other	670	14	22	662	549	11	16	544

Total Corporate Securities	53,495	1,562	837	54,220	52,448	2,001	452	53,997
Foreign Government	26,692	616	141	27,167	25,164	685	70	25,779
Asset-Backed Securities	14,219	112	369	13,962	16,073	156	29	16,200
Residential Mortgage Backed	8,109	38	77	8,070	8,523	77	53	8,547
Commercial Mortgage Backed(3)	7,541	57	55	7,543	6,909	57	34	6,932
U.S. Government	3,426	335	15	3,746	2,812	324	14	3,122

Total	$113,482	$2,720	$1,494	$114,708	$111,929	$3,300	$652	$114,577

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $16 million of gross unrealized gains and $77 million of gross unrealized losses as of September 30, 2007, compared to $24 million of gross unrealized gains and $53 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity, which are not reflected in other comprehensive income.
(3)	Commercial Mortgage Backed securities were previously presented primarily within Corporate Securities—Finance.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of September 30, 2007, consist primarily of 24% foreign government securities, 13% asset-backed securities, 13% manufacturing sector and 10% finance sector, compared to 22% foreign government securities, 14% asset-backed securities, 13% manufacturing sector and 11% finance sector as of December 31, 2006. As of September 30, 2007, 95% of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or AAA. Collateralized mortgage obligations represented the remaining 5% of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), and virtually all have credit ratings of AA or AAA. As of September 30, 2007, included within asset-backed securities attributable to the Financial Services Businesses on an amortized cost basis is approximately $8.3 billion of securities collateralized by sub-prime mortgages, $1.8 billion of externally managed investments in the European market, $1.2 billion of securities collateralized by auto loans, and $1.0 billion of securities collateralized by credit card receivables. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan to value ratios, or limited documentation. The slowing U.S. housing market, rising interest rates, and relaxed underwriting standards for some originators of sub-prime mortgages have recently led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. The following table sets forth the composition of our asset-backed securities attributable to the Financial Services Businesses as of September 30, 2007 by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

	September 30, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total Fair Value
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$767	$—	$—	$—	$—	$767	$755
2006	2,851	—	—	—	—	2,851	2,818
2005	219	—	—	—	—	219	218
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	3,837	—	—	—	—	3,837	$3,791
All other portfolios
2007	441	33	—	—	—	474	450
2006	1,412	393	36	8	—	1,849	1,739
2005	77	421	120	10	1	629	595
2004	51	412	315	5	—	783	742
2003 & Prior	67	270	263	86	7	693	648

Total all other portfolios	2,048	1,529	734	109	8	4,428	4,174

Total collateralized by sub-prime mortgages	5,885	1,529	734	109	8	8,265	7,965
Other asset-backed securities	2,484	381	1,540	1,304	245	5,954	5,997

Total asset-backed securities	$8,369	$1,910	$2,274	$1,413	$253	$14,219	$13,962

(1)	Our enhanced short-term portfolio is used primarily to invest proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.

The table above provides ratings as assigned by nationally recognized rating agencies. In making our investment decisions we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure. The $8.3 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of September 30, 2007 represents a $0.2 billion decrease from $8.5 billion as of June 30, 2007. For additional information regarding sales of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains” above.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $1.5 billion as of September 30, 2007, compared to $0.7 billion as of December 31, 2006. The gross unrealized losses as of September 30, 2007 were concentrated primarily in asset-backed securities and the manufacturing and finance sectors of our corporate securities. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the manufacturing, utilities and foreign government sectors. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $0.3 billion as of September 30, 2007, an increase of $0.3 billion from June 30, 2007, primarily related to credit spread increases.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	September 30, 2007				December 31, 2006
Industry (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,154	$298	$100	$8,352	$8,358	$349	$80	$8,627
Utilities	5,317	269	96	5,490	5,753	323	66	6,010
Services	4,548	179	69	4,658	4,765	219	41	4,943
Finance	4,260	51	46	4,265	4,912	102	13	5,001
Energy	2,060	80	22	2,118	2,104	120	14	2,210
Retail and Wholesale	1,602	60	21	1,641	1,691	71	11	1,751
Transportation	1,192	63	20	1,235	1,061	66	12	1,115

Total Corporate Securities	27,133	1,000	374	27,759	28,644	1,250	237	29,657
Asset-Backed Securities	8,260	13	210	8,063	8,171	23	15	8,179
Residential Mortgage Backed	5,433	20	47	5,406	3,362	14	35	3,341
U.S. Government	4,728	247	23	4,952	4,376	242	38	4,580
Commercial Mortgage Backed(2)	4,151	24	39	4,136	4,018	33	33	4,018
Foreign Government	458	45	3	500	895	105	2	998

Total	$50,163	$1,349	$696	$50,816	$49,466	$1,667	$360	$50,773

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Commercial Mortgage Backed securities were previously presented within Corporate Securities—Finance.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of September 30, 2007 consist primarily of 16% asset-backed securities, 16% manufacturing sector, 11% utilities sector, 11% residential mortgage-backed securities, 9% services sector and 8% finance sector compared to 17% asset-backed securities, 17% manufacturing sector, 12% utilities sector, 10% services sector, 10% finance sector and 7% residential mortgage-backed, as of December 31, 2006. As of September 30, 2007, 85% of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or AAA. Collateralized mortgage obligations represented the remaining 15% of residential mortgage-backed securities (and less than 2% of total fixed maturities in the Closed Block Business), and virtually all have credit ratings of AAA. As of September 30, 2007, included within asset-backed securities attributable to the Closed Block Business on an amortized cost basis is approximately $6.7 billion of securities collateralized by sub-prime mortgages, $0.5 billion of securities collateralized by credit card receivables, $0.3 billion of externally managed investments in the European market, and $0.3 billion of securities collateralized by auto loans. See above for a description of asset-backed securities collateralized by sub-prime mortgages. The following table sets forth the composition of our asset-backed securities attributable to the Closed Block Business as of September 30, 2007 by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

	September 30, 2007
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$794	$—	$—	$—	$—	$794	$782
2006	2,950	—	—	—	—	2,950	2,917
2005	226	—	—	—	—	226	225
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	3,970	—	—	—	—	3,970	$3,924
All other portfolios
2007	200	—	—	—	—	200	193
2006	1,115	23	—	—	—	1,138	1,085
2005	32	404	5	—	—	441	419
2004	9	309	52	—	—	370	352
2003 & Prior	47	447	87	16	4	601	566

Total all other portfolios	1,403	1,183	144	16	4	2,750	2,615

Total collateralized by sub-prime mortgages	5,373	1,183	144	16	4	6,720	6,539
Other asset-backed securities	541	116	333	503	47	1,540	1,524

Total asset-backed securities	$5,914	$1,299	$477	$519	$51	$8,260	$8,063

(1)	Our enhanced short-term portfolio is used primarily to invest proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.

The $6.7 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of September 30, 2007 represents a $0.1 billion decrease from $6.8 billion as of June 30, 2007. For additional information regarding sales of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains” above.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.7 billion as of September 30, 2007 compared to $0.4 billion as of December 31, 2006. The gross unrealized losses as of September 30, 2007 were concentrated primarily in asset-backed securities and the manufacturing, and utilities sectors of our corporate securities. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the manufacturing, utilities, and services sectors. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $0.2 billion as of September 30, 2007, an increase of $0.2 billion from June 30, 2007, primarily related to credit spread increases.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $7.5 billion, or 7%, of the total fixed maturities as of September 30, 2007 and $7.1 billion, or 6%, of the total fixed maturities as of December 31, 2006. Below investment grade fixed maturities represented 12% and 11% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2007 and December 31, 2006, respectively.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.6 billion, or 11%, of the total fixed maturities as of September 30, 2007 and $6.2 billion, or 13%, of the total fixed maturities as of December 31, 2006. Below investment grade fixed maturities represented 17% of the gross unrealized losses attributable to the Closed Block Business as of September 30, 2007, compared to 16% of gross unrealized losses as of December 31, 2006.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		September 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$75,115	$1,470	$876	$75,709	$75,796	$1,787	$322	$77,261
2	Baa	13,813	452	294	13,971	13,328	580	137	13,771

	Subtotal Investment Grade	88,928	1,922	1,170	89,680	89,124	2,367	459	91,032
3	Ba	2,693	80	72	2,701	2,692	109	22	2,779
4	B	1,760	53	59	1,754	1,746	93	23	1,816
5	C and lower	114	6	4	116	115	8	2	121
6	In or near default	32	9	—	41	48	7	1	54

	Subtotal Below Investment Grade	4,599	148	135	4,612	4,601	217	48	4,770

Total Public Fixed Maturities		$93,527	$2,070	$1,305	$94,292	$93,725	$2,584	$507	$95,802

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2007 and December 31, 2006, respectively, 38 securities with amortized cost of $179 million (fair value, $177 million) and 10 securities with amortized cost of $50 million (fair value, $51 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $11 million of gross unrealized gains and $73 million gross unrealized losses as of September 30, 2007, compared to $22 million of gross unrealized gains and $47 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		September 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$28,759	$447	$388	$28,818	$27,181	$582	$161	$27,602
2	Baa	6,026	173	115	6,084	6,332	264	69	6,527

	Subtotal Investment Grade	34,785	620	503	34,902	33,513	846	230	34,129
3	Ba	2,058	50	48	2,060	2,367	103	17	2,453
4	B	1,524	25	43	1,506	2,003	63	20	2,046
5	C and lower	104	5	4	105	105	3	3	105
6	In or near default	16	6	—	22	17	3	1	19

	Subtotal Below Investment Grade	3,702	86	95	3,693	4,492	172	41	4,623

Total Public Fixed Maturities		$38,487	$706	$598	$38,595	$38,005	$1,018	$271	$38,752

(1)	Includes, as of September 30, 2007 and December 31, 2006, respectively, 15 securities with amortized cost of $16 million (fair value, $19 million) and 6 securities with amortized cost of $19 million (fair value, $19 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		September 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,651	$216	$63	$6,804	$6,214	$248	$49	$6,413
2	Baa	10,445	343	89	10,699	9,463	377	73	9,767

	Subtotal Investment Grade	17,096	559	152	17,503	15,677	625	122	16,180
3	Ba	1,587	53	18	1,622	1,422	50	11	1,461
4	B	883	9	16	876	645	12	7	650
5	C and lower	229	5	1	233	321	18	4	335
6	In or near default	160	24	2	182	139	11	1	149

	Subtotal Below Investment Grade	2,859	91	37	2,913	2,527	91	23	2,595

Total Private Fixed Maturities		$19,955	$650	$189	$20,416	$18,204	$716	$145	$18,775

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2007 and December 31, 2006, respectively, 210 securities with amortized cost of $4,234 million (fair value, $4,223 million) and 221 securities with amortized cost of $3,465 million (fair value, $3,537 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $5 million of gross unrealized gains and $4 million of gross unrealized losses as of September 30, 2007, compared to $2 million of gross unrealized gains and $6 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		September 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,096	$203	$36	$3,263	$3,098	$180	$26	$3,252
2	Baa	6,680	343	40	6,983	6,620	355	47	6,928

	Subtotal Investment Grade	9,776	546	76	10,246	9,718	535	73	10,180
3	Ba	1,148	65	10	1,203	1,173	75	7	1,241
4	B	526	8	10	524	413	18	7	424
5	C and lower	161	6	1	166	131	14	2	143
6	In or near default	65	18	1	82	26	7	—	33

	Subtotal Below Investment Grade	1,900	97	22	1,975	1,743	114	16	1,841

Total Private Fixed Maturities		$11,676	$643	$98	$12,221	$11,461	$649	$89	$12,021

(1)	Includes, as of September 30, 2007 and December 31, 2006, respectively, 107 securities with amortized cost of $1,680 million (fair value, $1,689 million) and 119 securities with amortized cost of $1,386 million (fair value, $1,421 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of September 30, 2007 and December 31, 2006, we had $1.5 billion and $1.6 billion in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1.2 billion of outstanding notional amounts as of September 30, 2007 and December 31, 2006. The Closed Block Business had $333 million and $378 million of outstanding notional amounts, as of September 30, 2007 and December 31, 2006, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell was $3 million for the three months ended September 30, 2007 and 2006, respectively, and $9 million for the nine months ended September 30, 2007 and 2006, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		September 30, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$547	$—	$952	$12
2	Baa	537	(20)	162	2

	Subtotal Investment Grade	1,084	(20)	1,114	14
3	Ba	40	(2)	20	—
4	B	38	(1)	38	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—
	Subtotal Below Investment Grade	78	(3)	58	—

Total		$1,162	$(23)	$1,172	$14

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		September 30, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$258	$—	$363	$4
2	Baa	70	—	10	—

	Subtotal Investment Grade	328	—	373	4
3	Ba	5	—	5	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	5	—	5	—

Total		$333	$—	$378	$4

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, in limited instances we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. The premium paid for the credit derivatives we purchase was not material for the three months ended September 30, 2007 and 2006, or the nine months ended September 30, 2007 and 2006.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	September 30, 2007		December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$342	$88	$17	$4
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$342	$88	$17	$4

The gross unrealized losses were primarily concentrated in the asset-backed securities sector as of September 30, 2007 and were primarily concentrated in the manufacturing sector as of December 31, 2006.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	September 30, 2007		December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$98	$26	$9	$3
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$98	$26	$9	$3

The gross unrealized losses were primarily concentrated in the manufacturing sector as of September 30, 2007 while the gross unrealized losses were primarily concentrated in the services sector as of December 31, 2006.

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

In addition, for our impairment review of asset-backed fixed maturity securities with a credit rating below AA, we forecast the prospective future cash flows of the security and determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its book value, an other-than-temporary impairment is recognized by writing the security down to fair value.

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

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $17 million and $5 million for the three months ended September 30, 2007 and 2006, respectively, and $39 million and $21 million for the nine months ended September 30, 2007 and 2006, respectively. Impairments of fixed maturity securities attributable to the Closed Block Business were $8 million and $12 million for the three months ended September 30, 2007 and 2006, respectively, and $17 million and $31 million for the nine months ended September 30, 2007 and 2006, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

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

	September 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$461	$461	$299	$299

Fixed Maturities:
U.S. Government	170	172	173	175
Foreign Government	343	347	316	319
Corporate Securities	7,650	7,558	7,907	7,739
Asset-Backed Securities	1,218	1,196	609	603
Commercial Mortgage Backed(1)	2,665	2,667	2,182	2,165
Residential Mortgage Backed	1,210	1,180	1,933	1,905

Total Fixed Maturities	13,256	13,120	13,120	12,906
Equity Securities	1,055	1,031	833	1,057

Total trading account assets supporting insurance liabilities	$14,772	$14,612	$14,252	$14,262

(1)	Commercial Mortgage Backed securities were previously presented within Corporate Securities.

As of September 30, 2007, as a percentage of amortized cost, 74% of the portfolio was comprised of publicly traded securities, compared to 76% of the portfolio as of December 31, 2006. As of September 30, 2007, 93% of the fixed maturity portfolio was classified as investment grade compared to 97% as of December 31, 2006. As of September 30, 2007, 77% of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or AAA. Collateralized mortgage obligations represented the remaining 23% of residential mortgage backed securities, which virtually all have credit ratings of A or better. As of September 30, 2007, included within asset-backed securities is approximately $0.6 billion of securities collateralized by sub-prime mortgages, including approximately 76% with AAA credit ratings, 21% with AA credit ratings, 1% with A credit ratings, and the remaining 2% with BBB credit ratings. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” below.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		September 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,341	$34	$97	$7,278	$7,772	$25	$117	$7,680
2	Baa	1,636	3	32	1,607	1,800	3	42	1,761

	Subtotal Investment Grade	8,977	37	129	8,885	9,572	28	159	9,441
3	Ba	254	2	5	251	79	—	7	72
4	B	193	1	1	193	1	—	—	1
5	C and lower	7	—	—	7	1	—	—	1
6	In or near default	4	—	3	1	—	—	—	—

	Subtotal Below Investment Grade	458	3	9	452	81	—	7	74

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,435	$40	$138	$9,337	$9,653	$28	$166	$9,515

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		September 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$947	$4	$22	$929	$861	$3	$27	$837
2	Baa	2,406	22	46	2,382	2,242	13	62	2,193

	Subtotal Investment Grade	3,353	26	68	3,311	3,103	16	89	3,030
3	Ba	309	4	8	305	266	3	8	261
4	B	138	—	1	137	12	—	—	12
5	C and lower	8	—	—	8	79	—	2	77
6	In or near default	13	9	—	22	7	4	—	11

	Subtotal Below Investment Grade	468	13	9	472	364	7	10	361

Total Private Trading Account Assets Supporting Insurance Liabilities		$3,821	$39	$77	$3,783	$3,467	$23	$99	$3,391

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Loans

As of both September 30, 2007 and December 31, 2006, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both September 30, 2007 and December 31, 2006.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	September 30, 2007				December 31, 2006
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$4,796	25.6%	$2,614	34.3%	$4,463	25.7%	$2,629	35.8%
South Atlantic	4,352	23.2	1,498	19.7	3,423	19.7	1,364	18.6
Middle Atlantic	2,423	12.9	1,651	21.7	2,514	14.5	1,527	20.8
East North Central	1,655	8.8	413	5.4	1,464	8.4	416	5.7
Mountain	977	5.2	392	5.2	868	5.0	452	6.1
West South Central	871	4.6	417	5.5	838	4.8	401	5.4
New England	698	3.7	332	4.4	627	3.6	244	3.3
West North Central	537	2.9	148	1.9	523	3.0	207	2.8
East South Central	347	1.9	100	1.3	416	2.4	113	1.5

Subtotal—U.S.	16,656	88.8	7,565	99.4	15,136	87.1	7,353	100.0
Asia	1,447	7.7	—	—	1,576	9.1	—	—
Other	651	3.5	45	0.6	657	3.8	—	—

Total Commercial Loans	$18,754	100.0%	$7,610	100.0%	$17,369	100.0%	$7,353	100.0%

	September 30, 2007				December 31, 2006
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$3,777	20.1%	$1,703	22.4%	$3,558	20.5%	$1,826	24.8%
Office buildings	3,370	18.0	1,502	19.8	3,151	18.2	1,398	19.0
Apartment complexes	3,347	17.8	1,525	20.0	3,055	17.6	1,498	20.4
Other	2,455	13.1	821	10.8	2,143	12.3	799	10.9
Retail stores	2,528	13.5	1,235	16.2	2,121	12.2	1,067	14.5
Agricultural properties	1,260	6.7	823	10.8	1,190	6.9	763	10.4
Residential properties	918	4.9	1	—	997	5.7	2	—

Subtotal of collateralized loans	17,655	94.1	7,610	100.0	16,215	93.4	7,353	100.0
Uncollateralized loans	1,099	5.9	—	—	1,154	6.6	—	—

Total Commercial Loans	$18,754	100.0%	$7,610	100.0%	$17,369	100.0%	$7,353	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	September 30, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$18,700	$7,609	$17,309	$7,352
Delinquent, not in foreclosure	43	—	53	—
Delinquent, in foreclosure	6	—	—	—
Restructured	5	1	7	1

Total Commercial Loans	$18,754	$7,610	$17,369	$7,353

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	September 30, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$94	$35	$93	$36
(Release of)/addition to allowance for losses	3	(5)	2	(1)
Charge-offs, net of recoveries	(6)	—	(2)	—
Change in foreign exchange	—	—	1	—

Allowance, end of period	$91	$30	$94	$35

Equity Securities

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	September 30, 2007				December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$4,132	$413	$121	$4,424	$3,659	$550	$47	$4,162
Private equity	247	6	2	251	152	5	5	152

Total Equity	$4,379	$419	$123	$4,675	$3,811	$555	$52	$4,314

Public equity securities include common stock mutual fund shares representing our interest in the underlying assets of certain of our separate account investments. These mutual funds invest primarily in high yield bond funds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of September 30, 2007 was $1,428 million, $36 million, $24 million, and $1,440 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2006 was $1,291 million, $46 million, $13 million, and $1,324 million, respectively.

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	September 30, 2007				December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,331	$841	$119	$4,053	$2,989	$843	$71	$3,761
Private equity	25	2	—	27	10	1	—	11

Total Equity	$3,356	$843	$119	$4,080	$2,999	$844	$71	$3,772

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	September 30, 2007		December 31, 2006
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$126	$31	$62	$19
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$126	$31	$62	$19

The gross unrealized losses as of September 30, 2007 were primarily concentrated in the manufacturing, finance, and other sectors compared to December 31, 2006 where the gross unrealized losses were primarily concentrated in the services, retail and wholesale and other sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	September 30, 2007		December 31, 2006
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$111	$33	$16	$5
Six months or greater but less than nine months	—	—	1	1
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$111	$33	$17	$6

The gross unrealized losses as of September 30, 2007 were primarily concentrated in the manufacturing, finance and services sectors compared to December 31, 2006 where the gross unrealized losses were primarily concentrated in the utilities and transportation sectors.

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

Impairments of equity securities attributable to the Financial Services Businesses were $9 million and $0 million for the three months ended September 30, 2007 and 2006, respectively and $28 million and $8 million for the nine months ended September 30, 2007 and 2006, respectively. Impairments of equity securities attributable to the Closed Block Business were $4 million and $1 million for the three months ended September 30, 2007 and 2006, respectively and $5 million and $17 million for the nine months ended September 30, 2007 and 2006, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	September 30, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$320	$261	$293	$216
Non real estate related	544	933	372	785
Real estate held through direct ownership	935	4	992	13
Other	949	(164)	1,134	(49)

Total other long-term investments	$2,748	$1,034	$2,791	$965

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

Results for the three months ended September 30, 2007 and 2006 include the recognition of $36 million and $257 million of investment gains, respectively, and for the nine months ended September 30, 2007 and 2006 include the recognition of $10 million of investment gains and $8 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended September 30, 2007 and 2006 include increases of $6 million and $168 million, respectively, and for the nine months ended September 30, 2007 and 2006 include decreases of $4 million and $28 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by U.S. GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders are increases related to mortgage loans of $23 million and $39 million for the three months ended September 30, 2007 and 2006, respectively, and increases related to mortgage loans of $8 million and $14 million for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Exchange shares previously held by Prudential Equity Group	$11	$6	$5	$45
Prudential Securities capital markets	3	2	12	1
Prudential Home Mortgage Company	1	—	8	—
Property and casualty insurance	—	2	4	12

Total divested businesses excluded from adjusted operating income	$15	$10	$29	$58

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

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of September 30, 2007, Prudential Financial had cash and short-term investments of approximately $1.336 billion, an increase of $232 million, or 21.0%, from December 31, 2006. Prudential Financial’s principal sources and uses of cash and short-term investments for the first nine months of 2007 were as follows:

Nine Months Ended September 30, 2007
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,850
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	597
Proceeds from the issuance of long-term debt(3)	792
Proceeds from the issuance of short-term debt, net of repayments	1,679
Proceeds from stock-based compensation and exercise of stock options	323

Total sources	6,241

Uses:
Capital contributions to subsidiaries(4)	178
Capital contribution to Rabbi Trust(5)	95
Share repurchases(6)	2,250
Repayment of floating rate convertible senior notes(3)	2,000
Shareholder dividends	83
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	597
Net payments under intercompany loan agreements	288
Other, net	518

Total uses	6,009

Net increase in cash and short-term investments	$232

(1)	Includes dividends and/or returns of capital of $1.214 billion from Prudential Insurance, $673 million from international insurance and investments subsidiaries, $310 million from securities subsidiaries, $223 million from asset management subsidiaries, $176 million from a reinsurance subsidiary, $165 million from American Skandia, $80 million from an investment subsidiary conducting spread-lending activities, and $9 million from other businesses.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes capital contributions of $90 million to international insurance and investments subsidiaries and $88 million to domestic insurance subsidiaries.

(5)	See “—Uses of Capital—Rabbi Trust.”
(6)	See “—Uses of Capital—Share Repurchases.”

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. For updates to our ratings since December 31, 2006 see “—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of September 30, 2007 was as follows:

September 30, 2007
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$22,244
Capital debt(1)	4,135

Total capital	$26,379

(1)	Our capital debt to total capital ratio was 15.7% as of September 30, 2007.

As shown in the table above, as of September 30, 2007, the Financial Services Businesses had approximately $26.4 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that this level of capital exceeds the amount required to support current business risks by over $2.5 billion as of September 30, 2007. Although some of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

We believe that migrating toward a capital structure comprised of 70% attributed equity, 20% capital debt and 10% hybrid equity securities is consistent with our ratings objectives for Prudential Financial, and would support the issuance of approximately $5 billion of additional capital debt and hybrid equity securities. This capital structure assumes that the hybrid equity securities we issue achieve 75% equity credit, with the remaining 25% treated as capital debt, and that market conditions exist which make hybrid equity securities a cost effective source of capital.

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

In the second quarter of 2007, Prudential Insurance declared an ordinary dividend of $97 million and an additional extraordinary dividend of $1.2 billion to Prudential Holdings, LLC. Of this total, $1.0 billion was paid to Prudential Holdings during the second quarter of 2007 and in turn distributed to Prudential Financial. The remaining $297 million was paid to Prudential Holdings in the third quarter of 2007 and in turn $214 million was distributed to Prudential Financial. In June 2007, American Skandia Life Assurance Corporation paid an ordinary dividend of $112 million to American Skandia, which American Skandia subsequently paid as a dividend to Prudential Financial. In August 2007, Pruco Reinsurance Ltd, a Bermuda captive reinsurance company, executed a return of capital to Prudential Financial of $176 million.

Uses of Capital

Share Repurchases. In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. The 2007 stock repurchase program supersedes all previous repurchase programs. During the first nine months of 2007, we repurchased 24.3 million shares of our Common Stock at a total cost of $2.3 billion.

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

Demutualization Consideration. We remain obligated to disburse $93 million of demutualization consideration to governmental authorities if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit or would not be paid from earned surplus, Prudential Insurance must also obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay dividends. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan. Prudential of Japan paid its first dividend in 2006 of $13 million and a second dividend in 2007 of $101 million to Prudential International Insurance Holdings, Ltd., which subsequently distributed the proceeds to Prudential Financial. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

Alternative Sources of Liquidity

Prudential Financial, the parent holding company, maintains an intercompany liquidity account that is designed to maximize the use of cash by facilitating the lending and borrowing of funds between the parent holding company and its affiliates on a daily basis. Depending on the overall availability of cash, the parent holding company invests excess cash on a short-term basis or borrows funds in the capital markets. Additional longer term liquidity is available through inter-affiliate borrowing arrangements. It also has access to bank facilities. See “—Lines of Credit and Other Credit Facilities.”

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

In managing the liquidity of our domestic insurance operations, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$33,049	46%	$30,209	42%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	18,494	26	20,540	28
At market value	1,180	1	1,169	2
At contract value, less surrender charge of 5% or more	1,618	2	1,953	3

Subtotal	54,341	75	53,871	75
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,722	25	18,096	25

Total annuity reserves and deposit liabilities	$72,063	100%	$71,967	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Gross account withdrawals for our domestic insurance operations’ products amounted to approximately $14.4 billion and $14.5 billion for the first nine months of 2007 and 2006, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of September 30, 2007 and December 31, 2006, our domestic insurance operations had liquid assets of $138.3 billion and $140.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $7.5 billion and $8.4 billion as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, $113.2 billion, or 90%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $12.9 billion, or 10%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits established with the New Jersey Department of Banking and Insurance. To the extent that other subsidiaries of Prudential Financial have financing needs in excess of these limits, these needs are met through financing from Prudential Financial directly or from third parties. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. The impact of Prudential Funding’s financing capacity on liquidity is considered in the internal liquidity measures of the domestic insurance operations.

As of September 30, 2007, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.5 billion. There were no outstanding borrowings under these facilities as of September 30, 2007. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of September 30, 2007 and December 31, 2006, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $52.1 billion and $49.1 billion, respectively. Of those amounts, $28.2 billion and $27.8 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $20.4 billion and $21.2 billion of Gibraltar Life’s insurance related reserves as of September 30, 2007 and December 31, 2006, respectively.

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

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and will again be payable in 2009. The special dividend is based on 70% of the net increase in the fair value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of September 30, 2007, a liability of $349 million related to the 2009 special dividend is included in “Policyholders’ dividends.” The 2009 special dividend will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $18.4 billion and $16.8 billion of general account insurance related liabilities, other than dividends to policyholders, as of September 30, 2007 and December 31, 2006, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of September 30, 2007 or December 31, 2006. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of September 30, 2007 and December 31, 2006, our international insurance subsidiaries had cash and short-term investments of approximately $1.8 billion and $1.1 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $39.9 billion and $37.0 billion, respectively. As of September 30, 2007, $38.8 billion, or 97%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.1 billion, or 3%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $21.8 billion of the investment grade fixed maturity investments and $0.6 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

The principal sources of liquidity for our asset management subsidiaries include asset management fees, revenues from proprietary investments and commercial mortgage operations, and available borrowing lines from internal sources including Prudential Funding and Prudential Financial. The principal uses of liquidity include the financing associated with our propriety investments and commercial mortgage operations, general and administrative expenses, and distribution of dividends and returns of capital to Prudential Financial.

The primary liquidity risks for our asset management subsidiaries include the potential impacts of adverse market conditions and poor investment management performance on the profitability of the businesses. Our asset management subsidiaries continue to maintain sufficiently liquid balance sheets. As of September 30, 2007 and December 31, 2006, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.4 billion and $949 million, respectively. We believe the cash flows from our asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

Prudential Securities Group

As of September 30, 2007 and December 31, 2006, Prudential Securities Group’s assets totaled $8.0 billion and $7.4 billion, respectively. Prudential Securities Group owns our 38% investment in Wachovia Securities as well as the retained wholly owned businesses. On October 1, 2007, Wachovia completed the acquisition of the retail securities brokerage business of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and has indicated they will combine A.G. Edwards with Wachovia Securities in early 2008. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information concerning this acquisition and its potential effects on our investment in Wachovia Securities. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, and short-term receivables from clients, broker-dealers, and exchanges. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $275 million and $208 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Financing Activities

As of September 30, 2007 and December 31, 2006, total short- and long-term debt of the Company on a consolidated basis was $25.0 billion and $24.0 billion, respectively, which includes $12.7 billion and $11.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt to consolidated subsidiaries, as of the dates indicated:

	September 30, 2007	December 31, 2006
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$1,965	$282
Floating rate convertible senior notes	2,000	4,000
Current portion of long-term debt	1,023	107
General obligation long-term debt:
Senior debt	5,384	5,421
Retail medium-term notes	2,312	1,777

Total general obligations	$12,684	$11,587

Prudential Financial’s short-term debt includes commercial paper borrowings that are primarily used to fund the working capital needs of Prudential Financial’s subsidiaries and Prudential Financial. These borrowings were $1,965 million and $282 million as of September 30, 2007 and December 31, 2006, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 5.38% and 4.92% for the nine months ended September 30, 2007 and 2006, respectively.

During the third quarter of 2007, the credit markets, and specifically the commercial paper market were adversely impacted by concerns over the sub-prime mortgage exposure of certain financial institutions and asset-backed commercial paper programs. As a result, the financing cost of Prudential Financial commercial paper increased moderately versus its historical cost basis relative to the target federal funds rate as investors demanded a premium for “top-tier split” rated commercial paper; that is commercial paper rated A-1 by Standard & Poor’s, P-2 by Moody’s and F1 by Fitch.

While the cost of financing Prudential Financial commercial paper increased during the current quarter relative to our historical cost basis versus the target federal funds rate we experienced no material change in investor demand for our commercial paper, which remains sufficient to meet our financing needs. We continue to monitor market conditions and believe we have sufficient flexibility to reduce the size of the Prudential Financial commercial paper program through our alternative sources of liquidity, as discussed under “—Alternative Sources of Liquidity,” liquidation of assets, drawing on our available lines of credit or pursuing other options as appropriate.

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

In March 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program under the shelf registration statement, which superseded its Medium-Term Notes, Series C program. The Company is authorized to issue up to $5 billion of notes under the Series D program. As of September 30, 2007, approximately $2.0 billion remained available under the program. During 2007, Prudential Financial issued $795 million of medium term notes under the Series D program with $295 million of these notes maturing in one to three years, $250 million maturing in five years and $250 million maturing in ten years. The net proceeds from the sale of these notes were used for general corporate purposes, including with respect to some of these issuances, a loan to a domestic insurance subsidiary used to finance certain regulatory reserves required to be held in connection with the intercompany reinsurance of certain term life policies. In addition, in September 2007, Prudential Financial issued ¥9 billion of 20-year medium-term notes to an international insurance subsidiary under the Series D program. The net proceeds from the yen denominated notes, as well as the related future interest and principal payments, were hedged to U.S. dollars using derivative instruments. The net proceeds from the yen denominated notes were used for general corporate purposes and their carrying value as of September 30, 2007 was $78 million. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.40% and 5.49% for the first nine months of 2007 and 2006, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In March 2006, Prudential Financial filed a prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program, which superseded the 2005 retail medium-term notes program. The Company is authorized to issue up to $2.5 billion of notes under the new program. As of September 30, 2007, approximately $1.1 billion remained available under the program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior obligations of Prudential Financial and are purchased by retail investors. The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.59% and 5.45% for the first nine months of 2007 and 2006, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In September 2006, Prudential Financial updated its European medium-term notes program under the shelf registration statement. The Company is authorized to issue up to $1.5 billion of notes under the program. As of September 30, 2007, there was no debt outstanding under this program.

In January, April and October 2007, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in November 2005 ($2.0 billion) and shares of restricted Prudential Financial Common Stock issued to certain holders of the convertible senior notes. On April 13, 2007, Prudential Financial announced its intention to call all such outstanding floating rate convertible senior notes for redemption on May 21, 2007. Prior to the redemption, substantially all holders elected to convert their senior notes as provided under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash equal to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of Prudential Financial Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the closing market price of Prudential Financial Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. Accordingly, at conversion Prudential Financial issued 2,367,887 shares of Common Stock from treasury. The conversion had no impact on our results of operations and resulted in a net increase to shareholders’ equity of $44 million, reflecting the tax benefit associated with the conversion of the senior notes. The payment of principal and accrued interest was funded primarily through the liquidation of the investment grade fixed income investment portfolio purchased with the proceeds of the convertible senior notes issued in 2005. Prudential Financial is obligated to file once per quarter a prospectus supplement to register resales of restricted Prudential Financial Common Stock issued to certain holders of these convertible senior notes.

In April, July and October 2007, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2006 ($2.0 billion). These convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. These convertible senior notes are redeemable by Prudential Financial, at par plus accrued interest, on or after December 13, 2007. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date is December 12, 2007. The interest rate on these convertible senior notes is a floating rate equal to 3-month LIBOR minus 2.4%, to be reset quarterly. See Note 12 to our Consolidated Financial Statements included in our Current Report on Form 8-K dated October 4, 2007 for additional information concerning these convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register resales of these convertible senior notes and shares of Prudential Financial Common Stock, if any, issued to holders of these convertible senior notes.

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios, primarily within Prudential Insurance. These short-term spread portfolios hold asset-backed securities, a portion of which are collateralized by sub-prime mortgages. See “Realized Investment Gains and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	September 30, 2007	December 31, 2006
	(in millions)
Borrowings:
General obligation short-term debt(1)	$13,160	$12,452

General obligation long-term debt:
Senior debt	8,352	8,545
Surplus notes(2)	1,294	1,043

Total general obligation long-term debt	9,646	9,588

Total general obligations	22,806	22,040

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	324	84
Limited and non-recourse long-term debt(3)	1,875	1,835

Total limited and non-recourse borrowing	2,199	1,919

Total borrowings(4)	25,005	23,959

Total asset-based financing	21,348	19,123

Total borrowings and asset-based financings	$46,353	$43,082

(1)	As of December 31, 2006, included $250 million of fixed rate surplus notes that matured in July 2007.
(2)	As of September 30, 2007 and December 31, 2006, included $850 million and $600 million, respectively, of surplus notes issued by a subsidiary of Prudential Insurance to fund regulatory reserves.
(3)	As of September 30, 2007 and December 31, 2006, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(4)	Does not include $8.1 billion and $6.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2007 and December 31, 2006, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $766 million from December 31, 2006 to September 30, 2007, reflecting a $58 million net increase in long-term debt and a $708 million net increase in short-term debt. The net increase in long-term debt was primarily driven by the net issuance of medium-term notes, retail medium-term notes, and surplus notes, offset by the reclassification of long-term debt to short-term debt, during the nine months ended September 30, 2007. The net increase in short-term debt was primarily due to the reclassification of long-term debt to short-term debt and higher outstanding commercial paper supporting our operating businesses at Prudential Financial, partially offset by the repayment of the floating rate convertible senior notes.

Prudential Funding’s commercial paper and master note borrowings as of September 30, 2007 and December 31, 2006 were $7.4 billion and $7.3 billion, respectively. The weighted average interest rates on the commercial paper borrowings and master notes were 5.24% and 4.87% for the nine months ended September 30, 2007 and 2006, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

During the third quarter of 2007, the financing cost of Prudential Funding’s commercial paper was relatively unchanged versus its historical cost basis relative to the target federal funds rate. Prudential Funding’s commercial paper is rated A-1+, P-1, F1+ by Standard & Poor’s, Moody’s, and Fitch, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of September 30, 2007 and December 31, 2006, of which $600 million was reflected in the general obligation short-term debt as of September 30, 2007. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 6.24%, and 5.78% for the nine months ended September 30, 2007 and 2006, respectively.

Prudential Insurance had outstanding fixed rate surplus notes totaling $444 million and $693 million as of September 30, 2007 and December 31, 2006, respectively, of which $250 million, which matured in July 2007, was reflected in the general obligation short-term debt as of December 31, 2006. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

During the fourth quarter of 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes for the purpose of financing certain regulatory reserves required to be held in connection with the intercompany reinsurance of certain term life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Concurrent with entering into the agreement, the subsidiary issued $600 million of notes under this facility. In the third quarter of 2007, the subsidiary issued an additional $250 million of surplus notes, resulting in a total of $850 million of notes currently outstanding under this facility. See Note 12 to our Consolidated Financial Statements included in our Current Report on Form 8-K dated October 4, 2007 for additional information.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of September 30, 2007 and December 31, 2006 include $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	September 30, 2007	December 31, 2006
	(in millions)
General obligations:
Capital debt	$4,135	$4,377
Investment related	12,940	13,907
Securities business related	4,058	2,334
Specified other businesses	1,673	1,422

Total general obligations	22,806	22,040
Limited and non-recourse debt	2,199	1,919

Total borrowings	$25,005	$23,959

Short-term debt	$13,484	$12,536
Long-term debt	11,521	11,423

Total borrowings	$25,005	$23,959

Borrowings of Financial Services Businesses	$22,390	$20,471
Borrowings of Closed Block Business	2,615	3,488

Total borrowings	$25,005	$23,959

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. As of September 30, 2007 and December 31, 2006, the outstanding aggregate principal amount of such notes totaled approximately $8.1 billion and $6.5 billion, respectively, out of a total authorized amount of up to $15 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of September 30, 2007, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.5 billion. In May 2007, Prudential Financial and certain of its subsidiaries entered into a new $2.0 billion 5-year credit facility, which includes 22 financial institutions, replacing a $1.5 billion facility that would have expired in September 2010. An additional $2.5 billion is also available under a facility that expires in December 2011, which includes 21 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of September 30, 2007.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of June 30, 2007 was $10.0 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is also conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $23.0 billion and $22.9 billion as of September 30, 2007 and December 31, 2006, respectively. We also use uncommitted lines of credit from banks and other financial institutions.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2007, the District Court for Valencia County, New Mexico, in Azar, et al. v. Prudential Insurance approved the settlement of approximately $2 million without any objections. The settlement is expected to become final in November 2007.

In September 2007, the Second Circuit Court of Appeals reversed the district court’s decision in CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al. denying class certification and remanded the case to the district court for further proceedings.

In August 2007, the United States District Court for the Southern District of Florida issued its decision and order dismissing Dupree et al. v. Prudential Insurance, et al. In September 2007, plaintiffs filed a notice of appeal with the Eleventh Circuit Court of Appeals.

In August and September 2007, the United States District Court for the District of New Jersey in In Re Employee Benefit Insurance Brokerage Antitrust Litigation dismissed the anti-trust and RICO claims but has not yet ruled on the dismissal motion of the other claims.

In August 2007, the United States Bankruptcy Court for the Southern District of New York in Enron Corp. v. J.P. Morgan Securities, Inc., et al. dismissed the Prudential defendants pursuant to the previously approved settlement agreement.

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC is also implementing a process under which affected plan clients that authorize PRIAC to proceed on their behalf will receive payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s Investment Division, for the quarter ended September 30, 2007 include a pre-tax charge of $81 million, reflecting these payments to plan clients and certain related costs.

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

The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 9 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters, including those referred to above.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and in the immediately following paragraph and elsewhere in this Quarterly Report on Form 10-Q.

The third quarter of 2007 was characterized by adverse capital market conditions generally affecting the value and liquidity of asset-backed securities supported by sub-prime mortgages, as well as other investments. These market conditions also impacted the cost of refinancing debt, including commercial paper borrowings. Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. While we have various sources of liquidity other than selling these investments, if we needed to sell these investments we may have difficulty doing so in a timely manner at a price we would realize if we otherwise held the investments. Adverse capital market conditions could impact the liquidity of our investments, affecting their value and potentially resulting in higher realized and/or unrealized losses. Adverse market conditions could impact the cost of refinancing debt, including commercial paper borrowings. Prolonged adverse market conditions, could also impact our ability to fund foreseen and unforeseen cash and collateral requirements.

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

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2007, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(1)

July 1, 2007 through July 31, 2007	2,603,264	$95.36	2,598,000
August 1, 2007 through August 31, 2007	5,723,715	$87.84	5,719,000
September 1, 2007 through September 30, 2007	9,539	$92.05	—

Total	8,336,518	$90.19	8,317,000	$750,232,974

(1)	In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock, restricted stock units, and performance shares vested during the period. Restricted stock, restricted stock units, and performance shares were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 6. Exhibits

10.1	First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective September 11, 2007.*

10.2	The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of January 1, 2008).*

10.3	The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007).*

10.4	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on October 9, 2007, effective January 1, 2008).*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.

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
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 1, 2007

Exhibit Index

Exhibit Number and Description

10.1	First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective September 11, 2007.*

10.2	The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of January 1, 2008).*

10.3	The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007).*

10.4	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on October 9, 2007, effective January 1, 2008).*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.