Form 10-K
period 2007-12-31
PRUDENTIAL FINANCIAL INC
filed 2008-02-27
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $44.88 billion and 462 million shares of the Common Stock were outstanding. As of January 31, 2008, 444 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2007, and January 31, 2008, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 13, 2008, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2007.

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or U.S. GAAP accounting principles, practices or policies; (18) changes in assumptions for retirement expense; (19) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and continue share repurchases, and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; and (20) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

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

Overview

Prudential Financial, Inc., a financial services leader with approximately $648 billion of assets under management as of December 31, 2007, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, mutual funds, pension and retirement-related services and administration, investment management, real estate brokerage and relocation services, and, through a joint venture, retail securities brokerage services. We provide these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry. Our principal executive offices are located in Newark, New Jersey.

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

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the Closed Block. The Closed Block is designed generally to provide for the reasonable expectations of holders of participating individual life insurance policies and annuities included in the Closed Block for future policy dividends after demutualization by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 10 to the Consolidated Financial Statements for more information on the Closed Block. The Plan of Reorganization provided that Prudential Insurance may, with the prior consent of the New Jersey Commissioner of Banking and Insurance, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. In 2005, we completed the process of arranging reinsurance of the Closed Block. The Closed Block is 90% reinsured, including 17% by a wholly owned subsidiary of Prudential Financial.

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

The following diagram reflects the allocation of Prudential Financial’s consolidated assets and liabilities between the Financial Services Businesses and the Closed Block Business:

There is no legal separation of the two Businesses. The foregoing allocation of assets and liabilities does not require Prudential Financial, Prudential Insurance, any of their subsidiaries or the Closed Block to transfer any specific assets or liabilities to a separate legal entity. Financial results of the Closed Block Business, including debt service on the IHC debt, will affect Prudential Financial’s consolidated results of operations, financial position and borrowing costs. In addition, any net losses of the Closed Block Business, and any dividends or distributions on, or repurchases of, the Class B Stock, will reduce the assets of Prudential Financial legally available for dividends on the Common Stock. Accordingly, you should read the financial information for the Financial Services Businesses together with the consolidated financial information of Prudential Financial.

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

Internal Short-Term Cash Management Facility

The Financial Services Businesses and Closed Block Business participate in the Company’s commingled internal short-term cash management facility, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in the facility are generally held in investments that are short-term, including mortgage- and asset-backed securities. A proportionate interest in each security held in the portfolio is allocated to the Financial Services Businesses and the Closed Block Business based upon their proportional cash contributions to the facility as of the balance sheet date. See Note 2 to the Supplemental Combining Financial Information for additional information concerning our internal short-term cash management facility.

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

The Individual Life segment competes with large, well-established life insurance companies. In the markets for our products, we compete primarily based upon price, service, distribution channel relationships, brand recognition and financial stability.

Products

Our primary insurance products are variable life, term life and universal life, and represent 57%, 35% and 6%, respectively, of our net face amount of individual life insurance in force at the end of 2007. In recent years, as our individual life insurance in force continues to grow, we have seen our term life insurance become a larger percentage of our net in force.

A significant portion of our Individual Life insurance segment’s profits are associated with the large in force block of older variable policies. As the policies age, insureds begin receiving reduced policy charges. This, coupled with policy count and insurance in force runoff over time, reduces our expected future profits from this product line. In addition, certain fixed expenses are allocated between the Individual Life segment and the Closed Block Business based upon allocation policies consistent with U.S. GAAP reporting; however, as policies in force within the Closed Block Business continue to mature or terminate, the level of expenses to be allocated to the Closed Block Business will decrease, potentially affecting the profitability of the Individual Life segment.

Individual Life profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of the expected product profitability patterns, as well as the effects of our capital management activities.

Variable Life Insurance

We offer a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer’s investment account. While we continue to sell a significant amount of variable life insurance, marketplace demand continues to favor term and universal life insurance.

Term Life Insurance

We offer a variety of term life insurance products. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. We also offer term life insurance that provides for a return of premium if the insured is alive at the end of the coverage period. There continues to be significant growth in the demand for term life insurance protection.

Universal Life Insurance

We offer universal life insurance products that feature a market rate fixed interest investment account, flexible premiums and a choice of guarantees against lapse.

Non-participating Whole Life Insurance

We offer a non-participating whole life insurance product with guaranteed fixed level premiums and guaranteed cash values, which is principally used in the group term to whole life conversion market.

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute proprietary variable, term, universal and non-participating whole life insurance, variable and fixed annuities, and investment and other protection products with proprietary and non-proprietary investment options as well as selected insurance and investment products manufactured by others. The number of Prudential Agents was 2,425, 2,562 and 2,946 at December 31, 2007, 2006 and 2005, respectively. While the number of Prudential Agents has declined over the past several years, average agent productivity, based upon average commissions on new sales of all products by Prudential Agents, has increased from $46,300 for 2005 to $60,500 for 2007.

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

The compensation arrangements for certain non-proprietary products provide an opportunity for additional compensation to the Individual Life segment based on multi-year profitability of the products sold. This additional compensation is not predictable since the multi-year profitability of the products is subject to substantial variability and, additionally, the compensation arrangements are periodically renegotiated which will affect the amount of additional compensation we are eligible to receive.

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

Our operating results are impacted by differences between actual mortality experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. Our Individual Life segment employs capital management activities, including financing of regulatory capital requirements associated with statutory reserves, to maximize product returns and enable competitive pricing.

Reserves

We establish and carry as liabilities actuarially determined reserves for future policy benefits that we believe will meet our future obligations for our in force life policies. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, mortality and morbidity rates, as well as margins for adverse deviation. For variable and interest-sensitive life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

Since 2000, we have reinsured a significant portion of the mortality risk we assume under our newly sold individual life insurance policies. The maximum amount of individual life insurance we generally retain on any new policy is $30 million for a single life plan and $35 million for a second-to-die life plan. In situations where no reinsurance is available, we limit newly issued policies on our primary term life plan to only $10 million.

Individual Annuities

Our Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent in the U.S. market. We compete in the individual annuities business primarily based on the ability to offer innovative product features. Our risk management allows us to offer these features and hedge the related risks that we assume, utilizing externally purchased hedging instruments or, for certain of our variable annuity features, an automatic rebalancing element. We also compete based on brand recognition and the breadth of our distribution platform. Our annuity products are distributed through a diverse group of independent financial planners, wirehouses and banks, as well as through Prudential Agents. During the past five years we have completed two acquisitions that had a significant impact on our business, as discussed below. In the second half of 2006, we began distributing our annuity products through Allstate’s proprietary distribution force, as discussed further below.

American Skandia

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

Skandia Insurance Company Ltd. agreed to indemnify us for certain losses, including losses resulting from litigation or regulatory matters relating to events prior to closing the transaction, subject to an aggregate cap of $1 billion. See “Legal Proceedings—Insurance and Annuities” for additional information regarding items pending under this indemnification. Under the terms of a License Agreement, we acquired the right to use the “American Skandia” name in conjunction with our own name in the U.S. in the annuity business for five years and in the mutual fund business for two years. Skandia Insurance Company Ltd. agreed not to compete with us in the U.S. in the annuity business for five years and in the mutual fund business for two years. During 2007, we began the process of changing the names of various legal entities that currently include “American Skandia” in the name, and will complete these changes on or before April 30, 2008. Among the name changes already completed, on January 1, 2008 we changed the name of American Skandia Life Assurance Corporation to Prudential Annuities Life Assurance Corporation.

Allstate Variable Annuity Business

On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation, or Allstate, through a reinsurance transaction for $635 million of total consideration. Beginning June 1, 2006, the assets acquired and liabilities assumed and the results of operations of the acquired variable annuity business have been included in our consolidated financial statements. The acquisition increased our scale and third party distribution capabilities in the U.S., including exclusive distribution through Allstate’s agency distribution force of nearly 14,000 independent contractors and financial professionals. The integration of the variable annuity business acquired from Allstate is expected to be completed during the first half of 2008. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition.

Products

We offer variable annuities that provide our customers with a full suite of optional guaranteed death and living benefits. Our investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent an interest in separate investment companies that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums.

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute variable annuities with proprietary and non-proprietary investment options, as well as fixed annuities. For additional information regarding our Prudential Agent force, see “—Insurance Division—Individual Life.”

Third Party Distribution

Our individual annuity products are also offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouses, banks, and, beginning in the second half of 2006, Allstate’s proprietary distribution force. The annuity products offered via third party channels include both Prudential and American Skandia branded products. Completion of the various American Skandia legal entity name changes to Prudential Annuities will occur on or before April 30, 2008. Our third party efforts are supported by a network of 222 internal and external wholesalers as of December 31, 2007.

Underwriting and Pricing

We earn asset management fees based upon the average assets of the proprietary mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on the average daily net assets value of the annuity separate accounts or the amount of guaranteed value. We receive administrative service fees from many of the proprietary and non-proprietary mutual funds. We price our variable annuities, including optional guaranteed death and living benefits, based on evaluation of risks assumed and considering applicable hedging costs. As part of our risk management strategy, we utilize interest rate and equity based derivatives, as well as an automatic rebalancing element, to hedge the benefit features of our variable annuity contracts, with the exception of our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have declining surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

Reserves

We establish and carry as liabilities actuarially determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity contracts, including the minimum death benefit and living benefit guarantee features of some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, withdrawal rates, mortality rates, expenses and margins for adverse deviation. For variable and fixed annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Group Insurance

Our Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care, and group corporate- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans. Group Insurance also sells accidental death and dismemberment and other ancillary coverages and provides plan administrative services in connection with its insurance coverages.

The Group life segment competes with other large, well-capitalized life and health insurance providers. The markets in which we compete are mature markets, hence we compete primarily based on strong brand recognition, service standards, customer relationships, and financial stability. Due to the large number of competitors, price competition is strong. We have a strong portfolio of products and the ability to meet complex needs of the large clients, providing opportunities for continuing stabilized premiums and growth. The majority of our premiums are derived from large corporations, affinity groups or other organizations, such as those with over 10,000 insured individuals.

Products

Group Life Insurance

We offer group life insurance products including basic and supplemental term life insurance to employees, optional term life insurance to dependents of employees and universal life insurance. We also offer group variable universal life insurance, voluntary accidental death and dismemberment insurance and business travel accident insurance. Many of our employee-pay coverages include a portability feature, allowing employees to retain their coverage when they change employers or retire. We also offer a living benefits option that allows insureds that are diagnosed with a terminal illness to receive a portion of their life insurance benefit upon diagnosis, in advance of death, to use as needed. Also, the majority of claim payments are automatically deposited into a demand deposit account for the beneficiary to withdraw at their option.

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

Underwriting and Pricing

We have developed standard rating systems for each product line in the Group Insurance segment based on our past experience and relevant industry experience. For our earlier generation long-term care products, experience data was very limited. As the long-term care industry is maturing, the information available, both our own and industry experience, for use in underwriting has improved. We are not obligated to accept any application for a policy or group of policies from any distributor. We follow standard underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability.

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

Some of our other policies are not eligible to receive experience based refunds. The adequacy of our pricing of these policies determines their profitability during the rate guarantee period. In addition, our profitability is subject to fluctuate period to period, based on the differences between actual mortality experience and the assumptions used in pricing our policies, but we anticipate that over the rate guarantee period we will achieve mortality levels more closely aligned with the assumptions used in pricing our policies. Market demand for multiple year rate guarantees for new policies increases the adverse consequences of mispricing coverage and lengthens the time it takes to improve benefits ratios.

We routinely make pricing adjustments, when contractually permitted, that take into account the emerging experience on our group insurance products. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to maintain benefits ratios that are consistent with our profit objectives.

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

Asset Management

The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, mutual funds, asset securitization activity and other structured products, and proprietary investments. These products and services are provided to the public and private marketplace, as well as our Insurance division, International Insurance and Investments division and Retirement segment.

The Asset Management segment competes with numerous asset managers and other financial institutions. In the markets for our products, we compete based upon investment performance, investment process and investment talent.

Operating Data

The following tables set forth the assets under management of the investment management and advisory services group of our Asset Management segment at fair market value by asset class and source as of the dates indicated.

	December 31, 2007
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$56.7	$92.0	$27.7	$176.4
Retail customers(2)	65.9	19.5	1.2	86.6
General account	4.5	170.0	1.0	175.5

Total	$127.1	$281.5	$29.9	$438.5

	December 31, 2006
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$54.7	$78.7	$23.4	$156.8
Retail customers(2)	58.1	19.4	1.5	79.0
General account	4.0	162.8	0.8	167.6

Total	$116.8	$260.9	$25.7	$403.4

	December 31, 2005
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$48.9	$68.2	$17.6	$134.7
Retail customers(2)	52.7	19.2	1.6	73.5
General account	3.5	154.6	1.1	159.2

Total	$105.1	$242.0	$20.3	$367.4

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds, defined contribution plan products and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in our general account.
(3)	Includes private fixed income and commercial mortgage assets of institutional customers of $9.7 billion as of December 31, 2007, $8.7 billion as of December 31, 2006 and $8.6 billion as of December 31, 2005, and private fixed income and commercial mortgage assets in our general account of $62.4 billion, $54.7 billion and $53.4 billion, as of those dates, respectively.

Products and Services

In our asset management areas, we offer the following products and services:

Public Fixed Income Asset Management

Our public fixed income organization manages fixed income portfolios for U.S. and international, institutional and retail clients, as well as for our general account. Our products include traditional broad market fixed income strategies and single-sector strategies. We manage traditional asset liability strategies, as well as customized asset liability strategies. We also manage hedge strategies in both the liquidity and credit sectors, as well as collateralized debt obligations. We also serve as a non-custodial securities lending agent.

Strategies are managed by seasoned portfolio managers with securities selected by our nine sector specialist teams: Corporate, High Yield, Bank Loan, Emerging Markets Debt, U.S. Liquidity (U.S. government and mortgage-backed securities), Money Market, Municipal Bonds, Global and Structured Product. A separate team is dedicated to securities lending activities. All strategies are managed using a research-based approach, supported by large credit research, quantitative research, and risk management organizations.

Public Equity Asset Management

Our public equity organization provides discretionary and non-discretionary asset management services to a wide range of clients. We manage a broad array of publicly traded equity asset classes using various investment styles. The public equity organization is comprised of two wholly owned registered investment advisors, Jennison Associates LLC and Quantitative Management Associates, LLC. Jennison Associates uses fundamental, team-based research to manage portfolios for institutional and private clients through separately managed accounts and commingled vehicles, including mutual funds through subadvisory relationships. Quantitative Management Associates specializes in the discipline of quantitative investing tailored to client objectives.

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

Commercial Mortgage Origination, Servicing and Securitization

Our commercial mortgage operations provide mortgage origination and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate and purchase commercial mortgages that we in turn sell through securitization transactions. We also originate interim loans when we expect the loans will lead to securitization or other sale opportunities. These interim loans generally have terms that are shorter than those that would qualify for securitization. As of December 31, 2007, the principal balance of interim loans and mortgages pending securitization totaled $1.9 billion.

Real Estate Asset Management

Our global real estate organization provides asset management services for single-client and commingled real estate portfolios and manufactures and manages a variety of real estate investment vehicles, primarily for institutional clients in 19 offices worldwide. Our domestic and international real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or specific geographic regions or follow other specific investment strategies. Our real estate organization has established its global platform in Europe, Asia and Latin America.

Proprietary Investments

We make proprietary investments in real estate and private equity, as well as debt, public equity and real estate securities, including controlling interests. The fair value of these investments was approximately $1.7 billion and $900 million as of December 31, 2007 and 2006, respectively. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage. We also make short term loans to our managed funds that are secured by equity commitments from investors or assets of the funds.

Mutual Funds and Other Retail Services

We manufacture, distribute and service investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 47 mutual funds as of December 31, 2007. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs. On May 1, 2003, we acquired Skandia U.S. Inc., which included a mutual fund business that has been combined with our existing mutual fund business.

We also provide services for the private label wrap-fee products of other financial services firms that provide access to mutual funds and separate account products. Wrap-fee products have higher minimum investment levels than our mutual funds and offer a choice of both proprietary and non-proprietary investment management. During 2004, we became a provider of program services for certain mutual fund wrap and separately managed account platforms of Wachovia Securities. The contractual agreement with Wachovia Securities related to managed account services was amended effective July 1, 2005 to provide essentially for a fixed fee for managed account services and is scheduled to expire July 1, 2008.

Marketing and Distribution

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

Financial Advisory

The Financial Advisory segment consists of our investment in Wachovia Securities.

Wachovia Securities

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture now headquartered in St. Louis, Missouri. As of December 31, 2007, we had a 38% ownership interest in the joint venture, with Wachovia owning the remaining 62%. We account for our ownership of the joint venture under the equity method of accounting. Prior to the formation of the joint venture on July 1, 2003, the results of our previously wholly owned securities brokerage and clearing operations were included on a fully consolidated basis.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities. We have elected the “lookback” option under the terms of the agreements relating to the joint venture in connection with the combination of the A.G. Edwards business with Wachovia Securities. The “lookback” option permits us to delay for approximately two years following the combination of the A.G. Edwards business with Wachovia Securities our decision to make or not to make payments to avoid or limit dilution of our ownership interest in the joint venture. During this “lookback” period, our share in the earnings of the joint venture, as well as our share of the one-time costs associated with the combination, will be based on our diluted ownership level, which is in the process of being determined. Any payment at the end of the “lookback” period to restore all or part of our ownership interest in the joint venture would be based on the appraised or agreed value of the existing joint venture and the A.G. Edwards business. In such event, we would also need to make a true-up payment of one-time costs to reflect the incremental increase in our ownership interest in the joint venture. Alternatively, we may at the end of the “lookback” period “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of the date of the combination of the A.G. Edwards business with Wachovia Securities.

We also retain our separate right to “put” our joint venture interests to Wachovia at any time after July 1, 2008 based on the appraised value of the joint venture, including the A.G. Edwards business, determined as if it were a public company and including a control premium such as would apply in the case of a sale of 100% of its common equity. However, if in connection with the “lookback” option we elect at the end of the “lookback” period to make payments to avoid or limit dilution, we may not exercise this separate right or “put” option prior to the first anniversary of the end of the “lookback” period. The agreement between Prudential Financial and Wachovia also gives us put rights, and Wachovia call rights, in certain other specified circumstances, at prices determined in accordance with the agreement.

Wachovia Securities, one of the nation’s largest retail brokerage and clearing organizations, provides full service securities brokerage and financial advisory services to individuals and businesses. As of December 31, 2007, it had total client assets of $799 billion and approximately 11,600 registered representatives.

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

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investment funds. While we are focused primarily on servicing defined contribution and defined benefit plans, we also service non-qualified plans. For clients with both defined contribution and defined benefit plans, we offer integrated defined benefit/defined contribution recordkeeping services. For participants leaving our clients’ plans, we provide a broad range of retail and rollover products through our broker-dealer and bank. In addition, in our institutional investment products business, we offer guaranteed investment contracts, or GICs, funding agreements, institutional and retail notes, structured settlement annuities, and group annuities for defined contribution plans, defined benefit plans, non-qualified entities, and individuals. Results of our institutional investment products business include proprietary spread lending activities where we borrow on a secured or unsecured basis to support investments on which we earn a spread between the asset yield and liability cost.

The Retirement segment competes with other large, well-capitalized insurance companies, asset managers and diversified financial institutions. In our full service business, we compete primarily based on pricing, service offerings, investment offerings, investment performance, and our ability to offer product features to meet the retirement income needs of clients. In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, which are supported by our claims-paying ability.

On April 1, 2004, we acquired the retirement business of CIGNA Corporation, or CIGNA, for $2.1 billion. This acquisition broadened our array of product offerings by adding integrated defined benefit/defined contribution services, actuarial advisory services and institutional separate account investment funds to our product and service mix. The process of integrating CIGNA’s retirement business with our original retirement business was completed in the first quarter of 2006.

On December 31, 2007, we acquired a portion of the retirement business of Union Bank of California, N.A. for $103 million of cash consideration. This acquisition increases the scale of our product and service offerings and expands our sales and distribution capabilities on the west coast of the U.S. We expect the integration of this business to be completed by the end of the second quarter of 2008.

Products and Services

Full Service

Our full service business offers plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified retirement plans, including recordkeeping and administrative services, comprehensive investment offerings and consulting services to assist plan sponsors in managing fiduciary obligations. We offer as part of our investment products a variety of general and separate account stable value products, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. In addition, certain products that are designed for the benefit of participants are marketed and sold on an investment-only basis through our full service distribution channels. Revenue is generated from asset-based fees, recordkeeping and other advisory fees, and the spread between the rate of return on investments we make and the interest rates we credit, less expenses, on certain stable value products that are discussed in greater detail below. Prudential Financial’s asset management units earn fees from management of general account assets supporting retirement products including stable value products as discussed below and, to the extent these units are selected to manage client assets associated with fee-based products, they also earn asset management fees related to those assets.

Our full service general account stable value products contain an obligation to pay interest at a specified rate for a specific period of time and to repay account balances or market value upon contract termination. Substantially all of these stable value general account products are either fully or partially participating, with annual or semi-annual rate resets giving effect to previous investment experience. We earn asset management fees for these general account products for managing the related assets as well as administrative fees for providing recordkeeping and other administrative services. In addition, profits from partially participating general account products result from the spread between the rate of return on the investments we make and the interest rates we credit, less expenses.

We also offer fee-based separate account products, through which customer funds are held in either a separate account or a client-owned trust. These products generally pass all of the investment results to the customer. In certain cases, these contracts are subject to a minimum interest rate guarantee. Additionally, we offer retirement account based variable annuities that contain guaranteed minimum withdrawal benefits. We earn administrative fees for these separate account products and to the extent that Prudential Financial’s asset management units are selected to manage the client assets, those units also earn asset management fees.

Our full service offerings are supported by participant communications and education programs, and a broad range of plan consulting services, including nondiscrimination testing, plan document services, signature-ready documents for required filings, and full actuarial support for defined benefit plans. Additional services include non-qualified plan administration, investment advisory services, and merger and acquisition support.

In addition, we offer a broad range of brokerage and banking solutions, including rollover individual retirement accounts, or IRA’s, mutual funds, and guaranteed income products. Our rollover products and services are marketed to participants who terminate or retire from organizations that are clients of our retirement plan recordkeeping services.

Institutional Investment Products

The institutional investment products business primarily offers products to the stable value and payout annuity markets.

Stable Value Markets.    Our stable value markets area manufactures general account investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary investment-only products are GICs, funding agreements, retail notes and institutional notes. This unit also manufactures general and separate account stable value products for our full service business, the results of which are reflected in the results of the full service business.

Our investment-only general account products offered within this market contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. Generally, profits from our general account products result from the spread between the rate of return on the investments we make and the interest rates we credit, less expenses. The credited interest rates we offer and the volume of issuance are impacted by many factors, including the financial strength ratings of our U.S. insurance companies.

We also offer investment-only fee-based stable value products, through which customers’ funds are held in either a separate account or a client-owned trust. We pass investment results through to the customer, subject to a minimum interest rate guarantee.

Payout Annuity Markets.    Our payout annuity markets area offers traditional general and separate account products designed to provide a predictable source of monthly income, generally for the life of the participant, such as structured settlements, voluntary income products and close-out annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. With our general account products, the obligation to make annuity payments to our annuitants is backed by our general account assets, and we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits from structured settlements, voluntary income products and close-out annuities result from the emerging experience related to investment returns, timing of retirements, mortality, and expenses being more or less favorable than assumed in the original pricing.

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

Marketing and Distribution

We distribute our products through a variety of channels. In our full service business, we market to plan sponsors through a centralized wholesaling force, as well as through field sales representatives who manage our distribution efforts in offices across the country. We also sell our products and services through financial advisors of our Wachovia Securities joint venture, as well as through other third-party financial advisors, brokers, and benefits consultants and, to a lesser extent, directly to plan sponsors. We market our rollover IRA products and services to plan participants through a centralized service team.

In our stable value markets area within our institutional investment products business, we distribute GICs and funding agreements to institutional investors through our direct sales force and through intermediaries. In 2003, we broadened our distribution by establishing a global Funding Agreement Notes Issuance Program, or FANIP, pursuant to which a Delaware statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. The medium-term notes are sold to institutional investors through intermediaries under Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). In addition, a portion of Prudential Financial’s SEC-registered medium-term notes program is allocated for sales to retail investors. The proceeds from the sale of the retail notes are used by Prudential Financial to purchase funding agreements from Prudential Insurance.

In our payout annuity markets area within our institutional investment products business, structured settlements are distributed through structured settlement specialists. Voluntary income products are distributed through the defined contribution portion of our full service business, directly to plan sponsors, or as part of annuity shopping services. Close-out annuities and participating separate account annuity products are typically distributed through actuarial consultants and third-party brokers.

Underwriting and Pricing

We set our rates for our stable value products within our full service and institutional investment products businesses using a pricing model that considers the investment environment and our risk, expense and profitability assumptions. In addition, for products within our payout annuity market area, our model also uses assumptions for mortality and early retirement risks. Upon sale of a product, we adjust the duration of our asset portfolio and lock in the prevailing interest rates. Management continuously monitors cash flow experience and works closely with our Asset Liability Management and Risk Management Groups to review performance and ensure compliance with our investment policies.

Reserves

We establish reserves for future policy benefits and policyholders’ account balances to recognize our future obligations for our products. Our liabilities for accumulation products generally represent cumulative policyholder account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates. Our liabilities for products within our payout annuity market area represent the present value of future guaranteed benefits plus maintenance expenses and are based on our actuarial assumptions. We perform a cash flow analysis in conjunction with determining our reserves for future policy benefits.

International Insurance and Investments Division

The International Insurance and Investments division conducts its business through the International Insurance and International Investments segments.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through its Life Planner operations. In addition, we offer similar products to the broad middle income market across Japan through Life Advisors, who are associated with our separately-operated Gibraltar Life Insurance Company, Ltd., or Gibraltar Life, operation, which we acquired in April 2001. We commenced sales in foreign markets through our Life Planner operations, as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; Poland, 2000; and Mexico, 2006. We also have representative offices in China and India. During 2007, we entered into a joint venture in India where we have a 26% interest, the maximum currently allowed by regulation in India. We expect the joint venture to receive its insurance license and begin sales in 2008. In addition, we also have an investment, through a consortium of investors, that holds a minority interest in China Pacific Insurance (Group) Co., Ltd.

In certain countries where we operate, particularly Japan and Korea, our products are highly regulated and, as a result, premium levels do not vary significantly between competitors. Therefore, we generally compete more on service provided to the customer than on price. In our operations other than Gibraltar Life, we compete by focusing on a limited market using our Life Planner model to offer high quality service and needs-based protection products. The success of our model in some markets makes us vulnerable to imitation and targeted recruitment of our sales force; thus the loss of highly skilled and productive Life Planners to competitors is a significant competitive risk. We direct substantial efforts to recruit and retain our Life Planners by continuously evaluating and adjusting our training and compensation programs, where appropriate, to positively impact retention and satisfaction.

We manage each operation on a stand-alone basis with local management and sales teams with oversight by senior executives based in Asia and Newark, New Jersey. Each operation has its own marketing, underwriting and claims, and investment management functions. In addition, large portions of the general account investment portfolios are managed by our International Investments segment. Each operation invests primarily in local currency securities, typically bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that include investments in U.S. dollar securities.

On November 1, 2004, we acquired Aoba Life Insurance Company, Ltd., or Aoba Life, for $191 million of total consideration. Aoba Life was a Japanese life insurer with a run-off book of insurance contracts. We integrated and merged Aoba Life into our Life Planner operation in Japan in February 2005.

Products

We currently offer various traditional whole life, term life, endowment policies, which provide for payment on the earlier of death or maturity, and retirement income life insurance products that combine an insurance protection element similar to that of whole life policies with a retirement income feature. In some of our operations we also offer certain health products with fixed benefits, as well as annuity products, primarily U.S. dollar denominated fixed annuities in Gibraltar Life. We also offer variable life products in Japan, Korea and Taiwan and interest-sensitive life products in Japan, Taiwan and Argentina. Generally, our international insurance products are non-participating and denominated in local currency, with the exception of products in Argentina, which are mostly U.S. dollar denominated, and certain policies in Japan, Korea, and Mexico that are also U.S. dollar denominated. For these dollar denominated products, both premiums and benefits are guaranteed in U.S. dollars.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors for the periods indicated.

	As of December 31,
	2007	2006	2005
Life Planners:
Japan(1)	3,068	2,956	2,753
All other countries	3,098	2,872	2,874
Life Advisors	6,264	5,944	5,436

Total	12,430	11,772	11,063

(1)	In 2007, 82 Life Planners were transferred to Gibraltar primarily to support our efforts to expand our bank channel distribution.

Life Planner Model

Our Life Planner model is significantly different from the way traditional industry participants offer life insurance in Japan and in most of the other countries where we do business. It differs from the way we market through the Life Advisors of Gibraltar Life as well. We believe that our selection standards, training, supervision and compensation package are key to the Life Planner model and have helped our Life Planner operations achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. In general, we recruit Life Planners with:

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

The rate of increase in our Life Planners in our Japanese operations was lower, from December 31, 2006 to December 31, 2007, as compared to the prior period, reflecting the impact of the transfer of 82 Life Planners to Gibraltar in 2007 primarily to support our efforts to expand our bank channel distribution. The increase in Life Planners in all other countries, from December 31, 2006 to December 31, 2007, was driven by increases of 66 and 90 in Korea and Taiwan, respectively.

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Following the acquisition of Gibraltar Life in 2001, and continuing through 2003, the number of Life Advisors decreased as we instituted measures to increase the cost-effectiveness of this distribution channel, including a transition from a compensation structure that was formerly based mainly on fixed compensation to a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Advisors has increased over the last few years. However, growth in Life Advisors slowed in 2007 due to an increased focus on hiring practices to improve productivity and retention.

Bank Distribution Channel

In 2006, Gibraltar Life commenced sales, primarily of U.S. dollar denominated fixed annuity products, through banks to supplement its core Life Advisor distribution channel. As of December 31, 2007, Gibraltar Life had distribution agreements with seven banks. Beginning in early 2008, Gibraltar Life will introduce a Yen-denominated variable annuity product in the bank channel, and expects to begin selling protection products as a result of the liberalization of banking regulations allowing for the sale of additional insurance products.

Underwriting and Pricing

Our International Insurance segment is subject to substantial local regulation that is generally more restrictive for product offerings, pricing and structure than U.S. insurance regulation. Each International Insurance operation has its own underwriting department that employs variations of U.S. practices in underwriting individual policy risks. In setting underwriting limits, we also consider local industry standards to prevent adverse selection and to stay abreast of industry trends. In addition, we set underwriting limits together with each operation’s reinsurers.

Pricing of individual life insurance products, particularly in Japan and Korea, is more regulated than in the U.S. Generally, premiums in each country are different for participating and non-participating products, but within each product type they are generally similar for all companies. Mortality and morbidity rates and interest rates that we use to calculate premiums are restricted by regulation on the basis of product type by country. Interest rates guaranteed under our insurance contracts may exceed the rates of return we earn on our investments, and, as a result, we may experience negative spreads between the rate we guarantee and the rate we earn on investments. These spreads had a negative impact on the overall results of our Life Planner operations over the past four years. The profitability on our products from these operations results primarily from margins on mortality, morbidity and expense charges. In addition, the profitability of our products is impacted by differences between actual mortality experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. However, we anticipate over the long-term to achieve the mortality levels reflected in the assumptions used in pricing our products.

Reserves

We establish and carry as liabilities actuarially determined reserves for future policy benefits that we believe will meet our future obligations. We base fixed death benefit reserves on assumptions we believe to be appropriate for investment yield, persistency, mortality and morbidity rates, expenses and margins for adverse deviation. For variable and interest-sensitive life products, as well as annuity products, we establish liabilities for policyholders’ account balances that represent cumulative gross premiums collected plus interest or investment results credited less surrenders, and charges for cost of insurance and administration fees. The reserves for many of our products have long durations and, in some of these markets, it is difficult to find appropriate assets with the same long duration.

Reinsurance

International Insurance reinsures portions of its insurance risks with both selected third party reinsurers and Prudential Insurance under reinsurance agreements primarily on a yearly renewable term basis. International Insurance also buys catastrophe reinsurance that covers multiple deaths from a single occurrence in our Life Planner operations in Japan, Taiwan and Brazil. We also have coinsurance agreements with Prudential Insurance for the U.S. dollar denominated business in our Japanese Life Planner insurance operations.

International Investments

Our International Investments segment offers proprietary and non-proprietary asset management, investment advice and services to retail and institutional clients in selected international markets. These services are marketed through proprietary and third party distribution networks and encompass the businesses of our international investments operations and our global commodities group, which are described in more detail below.

Our international investments operations include manufacturing of proprietary products and distribution of both proprietary and non-proprietary products, tailored to meet client needs. In this business, we invest in asset management and distribution businesses in targeted countries to expand our mass affluent customer base outside the U.S. and to increase our global assets under management. We seek to establish long-term relationships with our clients through our proprietary distribution network and we believe this provides an advantage over some competitors who provide only asset management services. Additionally, this business manages large portions of the general account investment portfolios of our international insurance operations.

Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We conduct these operations through offices in the U.S., Europe and Asia, and are members of most major futures exchanges. Our client base is primarily institutional. We conduct futures transactions on margin according to the regulations of the different futures exchanges. To the extent clients are unable to meet their commitments and margin deposits are insufficient to cover outstanding liabilities, we may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client’s obligations.

In 2004, our international investments operations acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government, for $301 million in cash, including $210 million used to repay debt assumed. Subsequent to the acquisition, the company was renamed Prudential Investment & Securities Co., Ltd., or PISC. On January 25, 2008, we completed the acquisition of the remaining 20 percent for $90 million and PISC is now a wholly owned operation.

On July 12, 2007, our international investments operations sold its 50% interest in the operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l., which were accounted for under the equity method, to our partner Oppenheim S.C.A. for $121 million. These businesses establish, package and distribute mutual fund products to German and other European retail investors. We recorded a pre-tax gain on the sale of $37 million in 2007.

On January 18, 2008, we made an additional investment of $154 million in our UBI Pramerica operating joint venture in Italy, which we account for under the equity method. This additional investment was necessary to maintain our ownership interest at 35% and was a result of the merger of our joint venture partner with another Italian bank, and their subsequent consolidation of their asset management companies into the UBI Pramerica joint venture.

Corporate and Other

Corporate and Other includes corporate operations that are not allocated to any of our business segments and the real estate and relocation services business, as well as divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

Corporate Operations

Corporate operations consist primarily of: (1) corporate-level income and expenses, after allocation to any of our business segments, including income and expense from our qualified pension and other employee benefit plans and investment returns on our capital that is not deployed in any of our business segments; (2) returns from investments that we do not allocate to any of our business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by our business segments; and (3) businesses that we have placed in wind-down status but have not been divested as well as the impact of transactions with other segments. Corporate operations also include certain retained obligations relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation.

Wind-down Businesses

We have not actively engaged in the life reinsurance market since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance polices under the terms of the reinsurance treaties.

In 1992, we ceased writing individual disability income policies and a year later ceased writing hospital expense and major medical policies. Most of our individual disability income policies are non-cancelable; however, we reinsured all of these policies as of July 1999. For our hospital expense and major medical policies, the 1997 Health Insurance Portability and Accountability Act guarantees renewal. Under certain circumstances, with appropriate approvals from state regulatory authorities, we are permitted to change the premiums charged for these policies if we can demonstrate the premiums have not been sufficient to pay claims and expenses.

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

Our relocation group offers institutional clients and government agencies a variety of services in connection with the relocation of their employees. These services include: coordination of appraisal; inspection, purchase and sale of relocating employees’ homes; equity advances to relocating employees; assistance in locating homes at the relocating employee’s destination; household goods moving services; client cost-tracking and a variety of relocation policy and group move consulting services. Generally the client is responsible for carrying costs and any loss on sale with respect to a relocating employee's home that is purchased by us. Our government clients and certain corporate clients utilize a fixed price program under which we assume the benefits and burdens of ownership, including carrying costs and any loss on sale.

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

We have reinsured Liberty Mutual for certain losses, including any adverse loss development on the stop-loss reinsurance agreement with Everest Re Group, Ltd., or Everest, discussed below; any adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain discontinued distribution channels or due to certain loss events; and stop-loss protection on losses occurring after the sale and arising from those same distribution channels of up to $95 million, in excess of related premiums and other adjustments. The reinsurance covering the losses associated with the discontinued distribution channels will be settled based upon loss experience through December 31, 2008 with a provision that profits on the insurance business from these channels will be shared, with Liberty Mutual receiving up to $20 million of the first $50 million. We believe that we have adequately reserved for the obligations under these reinsurance contracts based on the current information available; however, we may be required to take additional charges in the future that could be material to our results of operations in a particular quarterly or annual period. We have also retained certain liabilities for pre-closing litigation for which we believe we have adequately reserved.

We have agreed not to compete with the buyers. In New Jersey, the non-compete agreement is effective until the earlier of December 31, 2008 or the termination of our distribution agreement with Palisades Group. Outside of New Jersey, the non-compete agreement is effective until the termination of our distribution agreement with Liberty Mutual.

Prudential Securities Capital Markets

In the fourth quarter of 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in our business strategy. We subsequently exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. As of December 31, 2007 we had remaining assets amounting to $116 million related to Prudential Securities’ institutional fixed income activities.

Exchange shares previously held by Prudential Equity Group

In the second quarter of 2007, we exited the equity sales, trading and research operations of the Prudential Equity Group, and retained certain securities relating to trading exchange memberships of these former operations. These securities were received in 2006 in connection with the commencement of public trading of stock exchange shares.

Other

We previously marketed individual life insurance in Canada through Prudential of America Life Insurance Company, or PALIC. In 2000, we sold our interest in PALIC and indemnified the purchaser for certain liabilities with respect to claims related to sales practices or market conduct issues arising from operations prior to the sale. We also remain subject to mortality risk related to certain policies sold by PALIC under assumed reinsurance.

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

Prior to May 1996, we conducted substantial residential first mortgage banking and related operations through The Prudential Home Mortgage Company, Inc. and its affiliates. During 1996 and 1997, we sold substantially all of the operations, mortgage loan inventory and loan servicing rights of this business. In 2002, we negotiated a release from future indemnification obligations with Wells Fargo, buyer of the largest portion of the portfolio, related to pre-sale activity. However, we remain liable with respect to certain claims concerning these operations prior to sale. We believe that we have adequately reserved in all material respects for the remaining liabilities.

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

•

We sold substantially all of Prudential Insurance’s Canadian branch operations and policies in force and all of our Canadian property and casualty operations in 1996. In the third quarter of 2006, we entered into a reinsurance transaction related to the Canadian Intermediate Weekly Premium and Individual Health operations, which resulted in these operations being accounted for as “discontinued operations.”

•	We discontinued the equity sales, trading and research operations of the Prudential Equity Group in the second quarter of 2007.

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

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. In 2005, we completed the process of arranging reinsurance of the Closed Block. The Closed Block is 90% reinsured, including 17% by a wholly owned subsidiary of Prudential Financial. As discussed in Note 10 to the Consolidated Financial Statements, if the performance of the Closed Block is more favorable than we originally assumed in funding and not otherwise offset by future Closed Block performance that is less favorable than we originally expected, we will pay the excess to Closed Block policyholders as part of policyholder dividends, and it will not be available to shareholders. See Note 20 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block Business.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)		Fitch(4)
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America	A+	AA	Aa3		AA
PRUCO Life Insurance Company	A+	AA	Aa3		AA
PRUCO Life Insurance Company of New Jersey	A+	AA	NR	*	AA
Prudential Annuities Life Assurance Corporation(6)	A+	AA	NR		AA
Prudential Retirement Insurance and Annuity Company	A+	AA	Aa3		AA
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA	NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA	Aa3		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2		F1
Long-term senior debt(5)	a-	A+	A3		A
The Prudential Insurance Company of America:
Capital and surplus notes	a	A+	A2		A+
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1		F1+
Long-term senior debt	a+	AA	A1		AA-
PRICOA Global Funding I:
Long-term senior debt	aa-	AA	Aa3		AA

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, claims-paying ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders.
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
(5)	Includes the retail medium-term notes program.
(6)	Formerly known as American Skandia Life Assurance Corporation.

The ratings set forth above with respect to Prudential Financial, Prudential Funding, LLC, Prudential Insurance and our other insurance and financing subsidiaries reflect current opinions of each rating organization with respect to claims-paying ability, financial strength, operating performance and ability to meet obligations to policyholders or debt holders, as the case may be. These ratings are of concern to policyholders, agents and intermediaries. They are not directed toward shareholders and do not in any way reflect evaluations of the safety and security of the Common Stock. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, cause additional collateral requirements under certain agreements, and/or hurt our relationships with creditors or trading counterparties. Our claims-paying ratings are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. Provided below is a discussion of the major rating changes that occurred from the beginning of 2007 through the date of this filing.

On May 3, 2007, Standard & Poor’s raised Prudential Insurance, PRUCO Life Insurance, PRUCO Life Insurance of New Jersey, American Skandia Life Assurance, Prudential Retirement Insurance and Annuity, Prudential Life Insurance Co., Ltd. (Prudential of Japan) and Gibraltar Insurance Co., Ltd. financial strength ratings to “AA” from “AA-.” Standard & Poor’s also raised the counterparty credit ratings on Prudential Financial to “A+/A-1” from “A/A-1”, the counterparty credit rating on the capital and surplus notes of Prudential Insurance to “A+” from “A”, the long-term senior debt rating of Prudential Funding, LLC to “AA” from “AA-” and the long-term senior debt rating of PRICOA Global Funding to “AA” from “AA-”. S&P stated that the outlook on all these companies is stable.

Competition

In each of our businesses we face intense competition from U.S. and international insurance companies, asset managers and diversified financial institutions. Many of our competitors are large and well-capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We compete in our businesses based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, risk management capabilities, capital management capabilities, perceived financial strength, and claims-paying and credit ratings. The relative importance of these factors varies across our products and the markets we serve.

In recent years, there has been consolidation among companies in the financial services industry. We expect that the trend toward consolidation in the financial services industry will continue and may result in competitors with increased market shares, or the introduction of larger or financially stronger competitors through acquisitions or otherwise, in lines of business in which we compete.

We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position.

Certain of our products compete on the basis of investment performance. A material decline in the investment performance of these products could have an adverse effect on our sales. Rankings and ratings of investment performance have a significant effect on our ability to increase our assets under management.

Competition for personnel in our businesses is intense, including our captive sales personnel and our investment managers. In the ordinary course of business, we lose personnel from time to time in whom we have invested significant training. We direct substantial efforts to recruit and retain our agents and to increase their productivity. The loss of key investment managers could have a material adverse effect on our Asset Management segment.

Many of our businesses are in industries where access to multiple sales channels may be a competitive advantage. We currently sell insurance and investment products through both affiliated and non-affiliated distribution channels, including (1) our captive sales channel, (2) independent agents, brokers and financial planners, (3) broker-dealers that generally are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms, (4) broker-dealers affiliated with banks or that specialize in marketing to customers of banks, and (5) intermediaries such as retirement plan administrators. While we believe that certain insurance and investment products will continue to be sold primarily through face-to-face sales channels, customers’ desire for objective and not product-related advice will, over time, increase the amount of such insurance and investment products sold through non-affiliated distributors. In addition, we expect that certain insurance and investment products will increasingly be sold through direct marketing, including through electronic commerce.

The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to remain competitive with respect to product offerings, compensation, services offered, and recruiting and retention. We continue our efforts to strengthen and broaden our sales channels, but we cannot assure that we will be successful. We run the risk that our competitors will have more distribution channels, stronger relationships with non-affiliated distribution channels, or will make a more significant or rapid shift to direct distribution alternatives than we anticipate or are able to achieve ourselves. If this happens, our market share and results of operations could be adversely affected.

Our ability to sell certain insurance products, including traditional guaranteed products depends significantly on our claims-paying ratings. A downgrade in our claims-paying ratings could adversely affect our ability to sell our insurance products and reduce our profitability.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. U.S. law and regulation of our international business, particularly as it relates to monitoring customer activities, is likely to increase as a result of terrorist activity in the U.S. and abroad and may affect our ability to attract and retain customers. The discussion immediately below is primarily focused on applicable U.S. regulation. A separate discussion of the regulations affecting our international businesses is provided later in this section under “—Regulation of our International Businesses.”

Insurance Operations

State insurance laws regulate all aspects of our U.S. insurance businesses, and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions monitor our insurance operations. Prudential Insurance is domiciled in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws. Products in the U.S. that also constitute “securities,” such as variable life insurance and variable annuities, are also subject to federal and some state securities laws and regulations. The Securities and Exchange Commission, or the SEC, the Financial Industry Regulatory Authority, or FINRA, and some state securities commissions regulate and supervise these products.

Investment Products and Asset Management Operations

Our investment products and services are subject to federal and state securities, fiduciary, including the Employee Retirement Income Security Act, or ERISA, and other laws and regulations. The SEC, FINRA, the Municipal Securities Rulemaking Board, state securities commissions, state insurance departments and the United States Department of Labor are the principal U.S. regulators that regulate our asset management operations.

Securities Operations

Our securities operations, principally conducted by a number of SEC-registered broker-dealers are subject to federal and state securities, commodities and related laws. The SEC, the Commodity Futures Trading Commission, or the CFTC, state securities authorities, FINRA, the Municipal Securities Rulemaking Board, and similar authorities are the principal regulators of our securities operations.

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

Insurance Holding Company Regulation

Prudential Financial is subject to the insurance holding company laws in the states where our insurance subsidiaries are domiciled, which currently include New Jersey, Arizona, Connecticut and Indiana, or are treated as commercially domiciled, such as New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and at arm’s length and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

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

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time. Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The National Association of Insurance Commissioners, or the NAIC, has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by all state insurance departments.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In May 2007, the Connecticut insurance regulator completed a routine financial examination of American Skandia Life Assurance Corporation for the five year period ended December 31, 2005, and found no material deficiencies. In February 2008, the New Jersey insurance regulator, along with the insurance regulators of Arizona and Connecticut, substantially completed a coordinated financial examination for the five year period ended December 31, 2006 for all of our U.S. life insurance companies as part of the normal five year examination cycle and found no material deficiencies.

Financial Regulation

Dividend Payment Limitations.    The New Jersey insurance law and the insurance laws of the other states in which our insurance companies are domiciled regulate the amount of dividends that may be paid by Prudential Insurance and our other U.S. insurance companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

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

Insurance Reserves.    State insurance laws require us to analyze the adequacy of our reserves annually. The respective appointed actuaries for each of our life insurance companies must each submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2007, 2006, and 2005, we paid approximately $1.9 million, $1.1 million and $0.7 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our U.S. insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Federal Regulation

Our variable life insurance products, as well as our variable annuity and mutual fund products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and FINRA. Federal and some state securities regulation similar to that discussed below under “—Investment Products and Asset Management Operations” and “—Securities Operations” affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

Tax Legislation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax. In addition, legislative changes could impact the amount of taxes that we pay, thereby affecting our consolidated net income.

In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 was enacted. The 2001 Act contains provisions that have over time significantly reduced individual tax rates. This has the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also includes provisions that eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent’s estate. Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products.

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

The U.S. Treasury Department and the Internal Revenue Service are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. A change in the dividends received deduction, including the possible elimination of this deduction, could reduce our consolidated net income.

The products we sell have different tax characteristics, including taxable income and tax deductions. Certain of our products are significantly dependent on these characteristics, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

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

Investment Products and Asset Management Operations

Some of the separate account, mutual fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act, are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to federal and state regulation, including but not limited to the SEC’s Uniform Net Capital Rule, described under “—Securities Operations” below. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940, as amended. Our Prudential Agents and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to various Prudential entities that employ or control those individuals. The federal securities laws could also require reapproval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control.

Federal and state regulators are devoting substantial attention to the mutual fund and variable annuity businesses. As a result of publicity relating to widespread perceptions of industry abuses, numerous legislative and regulatory reforms have been proposed or adopted with respect to mutual fund governance, disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds, disclosures to retirement plan participants and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect our investment product offerings or asset management operations and, if so, to what degree.

Congress from time to time considers pension reform legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) makes significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. These changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain products we offer in connection with terminating pension plans. Among other changes introduced by PPA were facilitation of automatic enrollment and escalation provisions for defined contribution plans. To the extent that these provisions result in adoption of defined contribution plan changes by plan sponsors, they may enhance growth of participant account values.

The PPA also includes qualified default investment alternatives regulation, whereby plan sponsors select approved default investment options for defined contribution plan participants who are automatically enrolled but do not make affirmative investment elections. While our full service stable value products are not among the qualified default investment options, we offer a wide variety of retirement products that are approved under this regulation. These rules do not require previously invested funds to be transferred. In addition, participants may continue to affirmatively select our stable value products.

For a discussion of potential federal tax legislation and other federal regulation affecting our variable annuity products, see “—Insurance Operations—Federal Regulation” above.

Securities Operations

A number of our subsidiaries and Wachovia Securities, in which we had a 38% ownership interest as of December 31, 2007, are registered as broker-dealers with the SEC and with some or all of the 50 states and the District of Columbia. In addition, a number of our subsidiaries are also registered as investment advisors with the SEC. Our broker-dealer affiliates are members of, and are subject to regulation by, “self-regulatory organizations,” including FINRA. Many of these self-regulatory organizations conduct examinations of, and have adopted rules governing, their member broker-dealers. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers.

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

Other Businesses

Our U.S. banking operations are subject to federal and state regulation. As a result of its ownership of Prudential Bank & Trust, FSB, Prudential Financial and Prudential IBH Holdco, Inc. are considered to be savings and loan holding companies and are subject to annual examination by the Office of Thrift Supervision of the U.S. Department of Treasury. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of either Prudential Bank & Trust, FSB or Prudential Trust Company, which is discussed below, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control. We provide trust services through Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania, and offer both trust directed services and investment products through Prudential Bank & Trust, FSB.

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

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

Regulation of our International Businesses

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which our international businesses are subject are regularly re-examined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. Existing or future laws or regulations may become more restrictive or otherwise adversely affect our operations. It is also becoming increasingly common for regulatory developments originating in the U.S., such as those discussed above, to be studied and adopted in some form in other jurisdictions in which we do business. For example, the insurance regulatory authorities in Korea have introduced new Sarbanes-Oxley type financial control requirements to become effective in 2008. Changes such as these can increase compliance costs and potential regulatory exposure. In some instances, such jurisdictions may also impose different, conflicting or more rigorous laws and requirements, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy.

In addition, our international operations face political, legal, operational and other risks that we do not face in the U.S., including the risk of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, nationalization or expropriation of assets, dividend limitations, price controls and currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies.

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and anticipate that we will begin insurance operations in India in 2008. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. In some jurisdictions for certain products regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses. Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. In addition, in some jurisdictions, some of our insurance products are considered “securities” under local law. In those instances, we may also be subject to local securities regulations and oversight by local securities regulators.

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that they can pay to shareholders. The Prudential Life Insurance Company, Ltd., or Prudential of Japan, began paying dividends in 2006. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends and we anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Our international investment operations are also supervised primarily by regulatory authorities in the countries in which they operate, including the Korean Ministry of Finance and Economy and the Financial Supervisory Commission, and the United Kingdom’s Financial Services Authority. We operate investment related businesses in, among other jurisdictions, Japan, Korea, Taiwan, Mexico, the United Kingdom, Hong Kong, Germany and Singapore, and participate in investment related joint ventures in Italy, Mexico and China. These businesses may provide investment-related products such as investment management products and services, mutual funds, brokerage, separately managed accounts, as well as commodities and derivatives products. The regulatory authorities for these businesses typically oversee such issues as company licensing, the licensing of investment product sales staff, sales practices, solvency and capital adequacy, mutual fund product approvals and related disclosures, securities, commodities and related laws, among other items.

In some cases, our international investment businesses are also subject to U.S. securities laws and regulations. One is regulated as a broker-dealer in the U.S. under the Securities Exchange Act of 1934, as amended and another is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our international insurance and investment businesses may also be subject to other U.S. laws governing businesses controlled by U.S. companies such as the Foreign Corrupt Practices Act and certain regulations issued by the U.S. Office of Foreign Asset Controls. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers.

In addition to the foregoing, non-U.S. regulatory and legislative bodies may enact or adopt laws and regulations that can affect Prudential Financial as the ultimate holding company of our international businesses. For example, the European Union has adopted a directive, to be enacted by its member states, that subjects financial groups operating within the European Union, including their operations outside the European Union, to broad capital adequacy and other regulatory requirements. The application of this directive to Prudential Financial, in particular whether it will result in new solvency oversight, appears to be unlikely given the Company’s business mix. Similar regulatory actions may be taken in other jurisdictions with potentially significant implications, and the European Union directive discussed above may be applicable to Prudential Financial at a later time because of changes in our business or how the directive is interpreted.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. For example, during 2007, Mexico enacted an alternative flat tax that becomes effective in 2008, while China, Germany, Italy and the United Kingdom reduced corporate tax rates that will apply in 2008. In March 2007, the Japanese National Tax Authority (“NTA”) indicated that it would change the tax treatment of certain term life products sold to corporations, which resulted in a significant decrease in the sale of Increasing Term Life insurance to corporations in Japan. On December 26, 2007, the NTA confirmed in an official announcement its intention to revise the corporate tax deductibility of insurance premiums paid with respect to certain Increasing Term insurance products.

Employees

As of December 31, 2007, we had 40,703 employees, including 20,657 located outside of the U.S. We believe our relations with our employees are satisfactory.

The collective bargaining agreement between Prudential Insurance and the Office of Professional Employees International Union, Local 153 (AFL-CIO), expired on October 31, 2007. At the time of its expiration the agreement covered approximately 11 Prudential Agents. By letter dated November 13, 2007, the Office of Professional Employees International Union, Local 153 (AFL-CIO) disclaimed interest in representing these Prudential Agents.

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

Our insurance products and certain of our investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions and these fluctuations and changes could adversely affect our results of operations, financial position and liquidity, including in the following respects:

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

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products. Similarly, changing economic conditions can influence customer behavior including but not limited to increasing claims in certain product lines.

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

•

Certain of our businesses originate loans and acquire investments with the intent to resell or repackage such assets within a relatively short period of time. Exit strategies for such assets can change due to market conditions or changes in investor preferences, resulting in lower profitability or realized losses.

•

Hedging instruments we hold to manage foreign exchange, product, and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can also increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged.

•

We have significant investment and derivative portfolios and adverse capital market conditions, including but not limited to volatility, credit spread changes, and benchmark interest rate changes, will impact the liquidity and value of our investments and derivatives, potentially resulting in higher realized or unrealized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•

Adverse capital market conditions could affect our ability to borrow funds, including issuing commercial paper, as well as impact our ability to refinance existing borrowings, ultimately impacting profitability and also our ability to support or grow our businesses.

•

Market conditions could also impact our ability to fund foreseen and unforeseen cash and collateral requirements, potentially inhibiting our ability to perform under our obligations, support business initiatives and increasing realized losses.

The latter half of 2007 was characterized by adverse market conditions generally affecting the value and liquidity of asset-backed securities supported by sub-prime mortgages and commercial mortgage backed securities, as well as other investments we hold. These market conditions also impacted the cost of refinancing debt, including commercial paper borrowings. These conditions have persisted into 2008 and it is uncertain how or when such conditions will change.

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

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results, retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

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

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, or a downgrade in the ratings of bond insurers, could adversely affect the value of our investments or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in all of our businesses is intense, including for Prudential Agents, Life Planners and Life Advisors, other face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. The loss of personnel could have an adverse effect on our business and profitability.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

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

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of taxes that we pay. If such legislation is adopted our consolidated net income could decline.

For example, the U.S. Treasury Department and the Internal Revenue Service are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. A change in the dividends received deduction, including the possible elimination of this deduction, could reduce our consolidated net income.

The products we sell have different tax characteristics, including taxable income and tax deductions. Certain of our products are significantly dependent on these characteristics, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

We have substantial international operations and our international operations face political, legal, operational and other risks that could adversely affect those operations or our profitability.

A substantial portion of our revenues and income from continuing operations is derived from our operations in foreign countries, primarily Japan and Korea. These operations are subject to restrictions on transferring funds out of the countries in which these operations are located. Some of our foreign insurance and investment management operations are, and are likely to continue to be, in emerging markets where this risk as well as risks of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, price controls, currency exchange controls, nationalization or expropriation of assets, are heightened. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training our sales force in that country.

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

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could increase the amount of taxes that we pay or impact the sales of our products. For example, in March 2007 the Japanese National Tax Authority (“NTA”) indicated that it would change the tax treatment of certain term life products sold to corporations, which resulted in a significant decrease in the sale of Increasing Term Life insurance to corporations in Japan. On December 26, 2007 the NTA confirmed in an official announcement that it intends to revise the corporate tax deductibility of insurance premium paid with respect to certain Increasing Term insurance products.

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

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject, including those to which our international businesses are subject, are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

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

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on future sales of term or universal life insurance products, thereby potentially resulting in an adverse impact on returns on capital associated with these products, and possibly requiring us to reduce our sales of these products or implement measures that may be disruptive to our business.

For certain of our products, market performance impacts the level of statutory reserves we are required to hold, which impacts capital requirements and may have an adverse effect on returns on capital associated with these products.

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

See “Business—Regulation” for further discussion of the impact of regulations on our businesses.

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings.” Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

•

Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectibility of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

Our policies and procedures to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition. In our investments in which we hold a minority interest, including Wachovia Securities Financial Holdings, LLC, we lack management and operational control over its operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments.

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

Prudential Financial’s certificate of incorporation and by-laws also contain provisions that may delay, deter or prevent a takeover attempt that shareholders might consider in their best interests. These provisions may adversely affect prevailing market prices for our Common Stock and include: a restriction on the filling of vacancies on the Board of Directors by shareholders; restrictions on the calling of special meetings by shareholders; a requirement that shareholders may take action without a meeting only by unanimous written consent; advance notice procedures for the nomination of candidates to the Board of Directors and shareholder proposals to be considered at shareholder meetings; and supermajority voting requirements for the amendment of certain provisions of the certificate of incorporation and by-laws. Prudential Financial's shareholders rights plan also creates obstacles that may delay, deter or prevent a takeover attempt that shareholders might consider in their best interests.

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

•

We may exchange the Class B Stock for shares of Common Stock at any time, and the Class B Stock is mandatorily exchangeable in the event of a sale of all or substantially all of the Closed Block Business or a “change of control” of Prudential Financial. Under these circumstances, shares of Class B Stock would be exchanged for shares of Common Stock with an aggregate average market value equal to 120% of the then appraised “Fair Market Value” of the Class B Stock. For a description of “change of control” and “Fair Market Value”, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Convertibility.” Holders of Class B Stock may at their discretion, beginning in 2016, and at any time in the event of specified regulatory events, convert their shares of Class B Stock into shares of Common Stock with an aggregate average market value equal to 100% of the then appraised Fair Market Value of the Class B Stock. Any exchange or conversion could occur at a time when either or both of the Common Stock and Class B Stock may be considered overvalued or undervalued. Accordingly, any such exchange or conversion may be disadvantageous to holders of Common Stock.

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

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 1C. EXECUTIVE	OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 27, 2008, were as follows:

Name	Age	Title	Other Directorships
Arthur F. Ryan	65	Chairman	Regeneron Pharmaceuticals, Inc.
John R. Strangfeld, Jr.	54	Chief Executive Officer and President	None
Mark B. Grier	55	Vice Chairman	None
Edward P. Baird	59	Executive Vice President, International Businesses	None
Richard J. Carbone	60	Executive Vice President and Chief Financial Officer	None
Robert C. Golden	61	Executive Vice President, Operations and Systems	None
Bernard B. Winograd	57	Executive Vice President, U.S. Businesses	None
Susan L. Blount	50	Senior Vice President and General Counsel	None
Helen M. Galt	60	Senior Vice President, Company Actuary and Chief Risk Officer	None
Sharon C. Taylor	53	Senior Vice President, Human Resources	None

Biographical information about Prudential Financial executive officers is as follows:

Arthur F. Ryan was elected Chairman of Prudential Financial in December 2000 and has served as Chairman of Prudential Insurance since December 1994. Mr. Ryan retired from the office of Chief Executive Officer and President of both Prudential Financial and Prudential Insurance on December 31, 2007. He served as

Chief Executive Officer and President of Prudential Financial from January 2000 to December 2007 and Chief Executive Officer and President of Prudential Insurance from December 1994 to December 2007. Mr. Ryan was with Chase Manhattan Bank from 1972 to 1994, serving in various executive positions including President and Chief Operating Officer from 1990 to 1994 and Vice Chairman from 1985 to 1990. Mr. Ryan was elected a director of Prudential Financial in December 1999 and has been a director of Prudential Insurance since December 1994.

John R. Strangfeld, Jr. was elected Chief Executive Officer, President and Director of Prudential Financial in January 2008. He is a member of the Officer of the Chairman and served as Vice Chairman of Prudential Financial from August 2002 through December 2007. He was Executive Vice President of Prudential Financial from February 2001 to August 2002. He served as Chief Executive Officer, Prudential Investment Management of Prudential Insurance from October 1998 until April 2002. Mr. Strangfeld was also elected Chairman of the Board and CEO of Prudential Securities (renamed Prudential Equity Group, LLC) in December 2000 and continues to serve as its Chairman. He is a member of the Board of Managers of Wachovia Securities Financial Holdings, LLC, a joint venture formed in July 2003 as part of the combination of the retail brokerage and securities clearing businesses of Prudential and Wachovia. He has been with Prudential since July 1977, serving in various management positions, including Senior Managing Director, The Private Asset Management Group from 1995 to 1998; and Chairman, PRICOA Capital Group (London) Europe from 1989 to 1995.

Mark B. Grier was elected Director of Prudential Financial in January 2008 and has served as Vice Chairman since August 2002. He served as a director of Prudential Financial from December 1999 to January 2001, Executive Vice President from December 2000 to August 2002 and as Vice President of Prudential Financial from January 2000 to December 2000. He served as Chief Financial Officer of Prudential Insurance from May 1995 to June 1997. Since May 1995 he has variously served as Executive Vice President, Corporate Governance; Executive Vice President, Financial Management; and Vice Chairman, Financial Management. Prior to joining Prudential, Mr. Grier was an executive with Chase Manhattan Corporation.

Edward P. Baird was elected Executive Vice President of Prudential Financial and Prudential Insurance in January 2008. He served as Senior Vice President of Prudential Insurance from January 2002 to January 2008. Mr. Baird joined Prudential in 1979 and has served in various executive roles, including President of Pruco Life Insurance Company from January 1990 to December 1990; Senior Vice President for Agencies, Individual Life from January 1991 to June 1996; Senior Vice President, Prudential Healthcare from July 1996 to July 1999; Country Manager (Tokyo, Japan), International Investments Group from August 1999 to August 2002; and President of Group Insurance from August 2002 to January 2008.

Richard J. Carbone was elected Executive Vice President of Prudential Financial and Prudential Insurance in January 2008. He has served as Chief Financial Officer of Prudential Financial since December 2000 and of Prudential Insurance since July 1997. He has also served as Senior Vice President of Prudential Financial from November 2001 to January 2008 and Senior Vice President of Prudential Insurance from July 1997 to January 2008. Prior to that, Mr. Carbone was the Global Controller and a Managing Director of Salomon, Inc. from July 1995 to June 1997; and Controller of Bankers Trust New York Corporation and a Managing Director and Controller of Bankers Trust Company from April 1988 to March 1993; and Managing Director and Chief Administrative Officer of the Private Client Group at Bankers Trust Company from March 1993 to June 1995.

Robert C. Golden was elected Executive Vice President of Prudential Financial in February 2001 and was elected Executive Vice President, Operations and Systems of Prudential Insurance in June 1997. Previously, he served as Executive Vice President and Chief Administrative Officer for Prudential Securities.

Bernard B. Winograd was elected Executive Vice President of Prudential Financial and Prudential Insurance in January 2008. He served as Chief Executive Officer and President of Prudential Investment Management, Inc. from February 2002 to January 2008; Senior Managing Director of Prudential Private Investments from April 2000 to February 2002; and Chief Executive Officer of Prudential Real Estate Investors from December 1996 to April 2000. Prior to joining Prudential, Mr. Winograd served as Executive Vice President and Chief Financial Officer of Taubman Centers from 1992 to 1996; President of Taubman Investment Company from 1983 to 1992; Treasurer of Bendix Corporation from 1979 to 1983; Director of Public Affairs of Bendix from 1977 to 1979; and Executive Assistant to the Secretary of the U.S. Treasury in 1977.

Susan L. Blount was elected Senior Vice President and General Counsel of Prudential Financial and Prudential Insurance in May 2005. Ms. Blount has been with Prudential since 1985. She has served in various supervisory positions since 2002, including Vice President and Chief Investment Counsel and Vice President and Enterprise Finance Counsel. She served as Vice President, Secretary and Associate General Counsel from 2000 to 2002 and Vice President and Secretary from 1995 to 2000.

Helen M. Galt was elected Senior Vice President and Company Actuary of Prudential Financial in October 2005. She was named to the role of Chief Risk Officer in April 2007. Ms. Galt has been with Prudential since 1972, serving in various actuarial management positions with Prudential Insurance including Vice President and Company Actuary from 1993 to 2005 and Senior Vice President and Company Actuary, a position she currently holds.

Sharon C. Taylor was elected Senior Vice President, Human Resources for Prudential Financial in June 2002. She also serves as Senior Vice President, Human Resources for Prudential Insurance and the Chair of The Prudential Foundation. Ms. Taylor has been with Prudential since 1976, serving in various human resources and general management positions, including Vice President of Human Resources Communities of Practice, from 2000 to 2002; Vice President, Human Resources & Ethics Officer, Individual Financial Services, from 1998 to 2000; Vice President, Staffing and Employee Relations from 1996 to 1998; Management Internal Control Officer from 1994 to 1996; and Vice President, Human Resources and Administration from 1993 to 1994.

ITEM 2. PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance and Investments division, which are discussed below, we own eight and lease 14 other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 230 other locations throughout the U.S.

For our International Insurance segment, we own three home offices located in Korea, Taiwan, and Brazil and lease eight home offices located in Argentina, China, Italy, Japan, Mexico, India and Poland. We also own approximately 170 and lease approximately 400 other properties, primarily field offices, located throughout these same countries. For our International Investments segment, we own two branch offices and lease approximately 100 other branch offices throughout Korea, Mexico, Taiwan, Japan and Hong Kong, as well as certain countries in Europe.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment only.

ITEM 3. LEGAL	PROCEEDINGS

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate, including in both cases businesses that have either been divested or placed in wind-down status. In our insurance operations, we are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties or partners and class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. In our securities operations, we are subject to class action lawsuits, arbitrations and other actions arising out of our former retail securities brokerage, account management, underwriting, former investment banking and other activities, including claims of improper or inadequate disclosure regarding investments or charges, recommending investments or products that were unsuitable for tax advantaged accounts, assessing impermissible fees or charges, engaging in excessive or unauthorized trading, making improper underwriting allocations, breaching alleged duties to non-customer third parties and breaching fiduciary duties to customers. We may be a defendant in, or be contractually responsible to third parties for, class action lawsuits and individual litigation arising from our other operations, including claims for breach of contract. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our businesses and products. In addition, we, along with other participants in the businesses in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The following is a summary of certain pending proceedings.

Insurance and Annuities

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In June 2007, Prudential Financial and Prudential Insurance moved to dismiss the complaint. In November 2007, the court granted the motion, in part, and dismissed the commercial bribery and conspiracy to commit malpractice claims, and denied the motion with respect to other claims. In January 2008, plaintiffs filed a demand pursuant to New Jersey law stating that they were seeking damages in the amount of $6.5 billion.

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities in an effort to resolve the inquiries into this matter. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In August and September 2007, the court dismissed the anti-trust and RICO claims. In January 2008, the court dismissed the ERISA claims with prejudice but has not yet resolved the state law claims. The regulatory settlement may adversely affect the existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s business.

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

Securities

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” In December 2006, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the district court for further proceedings. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. The summary judgment motion has been deferred pending disposition of the class certification motion. In April 2006, the district court denied class certification. In September 2007, the Second Circuit Court of Appeals reversed the district court’s decision denying class certification and remanded the cases to the district court for further proceedings. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought.

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

In addition to the regulatory proceedings described above that were settled in 2006, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. In July 2006, in one of the consolidated mutual fund actions, Saunders v. Putnam American Government Income Fund, et al., the United States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against Prudential Securities. In August 2006, the second amended complaint was filed alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts. Discovery is ongoing. Motions to dismiss the other actions are pending.

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

Other

In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The suit alleged that the annuitization of certain retirement benefits violated ERISA and that, in the event of demutualization, Prudential Insurance would retain shares distributed under the annuity contract in violation of ERISA’s fiduciary duty requirements. In July 2001, plaintiffs filed an amended complaint dropping three counts, and the Company filed an answer denying the essential allegations of the complaint. The amended complaint seeks injunctive and monetary relief, including the return of what are claimed to be excess investment and advisory fees paid by the Retirement Plan to Prudential. In March 2002, the court dismissed certain of the claims against the individual defendants. A non-jury trial was concluded in January 2005. In August 2007, the court issued its decision and order dismissing the case. In September 2007, plaintiffs filed a notice of appeal with the Eleventh Circuit Court of Appeals. In December 2007, the appeal was withdrawn.

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s Investment Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs.

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law. The complaints seek back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In December 2007, plaintiffs moved to certify the class. The motion is pending.

Summary

Our litigation and regulatory matters are subject to many uncertainties, and given its complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Prudential Financial during the fourth quarter of 2007.

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

	High	Low	Dividends
2007:
Fourth Quarter	$101.09	$89.46	$1.15
Third Quarter	98.71	84.28	—
Second Quarter	103.17	90.21	—
First Quarter	93.10	85.69	—

2006:
Fourth Quarter	$86.84	$76.03	$0.95
Third Quarter	79.06	71.47	—
Second Quarter	78.89	74.43	—
First Quarter	77.48	73.19	—

On January 31, 2008, there were 2,505,853 registered holders of record for the Common Stock and 444 million shares outstanding.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2007 and 2006, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On January 31, 2008, there were three holders of record for the Class B Stock and 2 million shares outstanding.

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

In November 2005, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company used substantially all of the offering proceeds to purchase an investment grade fixed income investment portfolio as well as to repurchase, under the Company’s 2005 share repurchase authorization, shares of its Common Stock. In April 2007, Prudential Financial announced its intention to call all such outstanding floating rate convertible senior notes for redemption on May 21, 2007. Prior to the redemption, substantially all holders elected to convert their senior notes as provided under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash equal to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of Prudential Financial Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the closing market price of Prudential Financial Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. Accordingly, at conversion the Company issued 2,367,887 shares of Common Stock from treasury. The conversion had no impact on the Company’s results of operations and resulted in a net increase to shareholders’ equity of $44 million, reflecting the tax benefit associated with the conversion of the senior notes. The payment of principal and accrued interest was funded primarily through the liquidation of the investment grade fixed income investment portfolio purchased with the proceeds from the original issuance of these notes.

In December 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company used the majority of the offering proceeds initially to invest in an investment grade fixed income investment portfolio, while the remainder of the proceeds were used for general corporate purposes and to repurchase shares of its Common Stock under the 2006 share repurchase authorization. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders and prior to this event we liquidated the investment portfolio. The remaining proceeds are invested in short-term instruments and may be used to fund operations in lieu of other short-term borrowings in future periods.

In December 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company used the majority of the offering proceeds to fund operating needs of our subsidiaries, to purchase short-term investment grade fixed income investments and for general corporate purposes, as well as to repurchase shares of its Common Stock under the 2007 share repurchase authorization.

For additional information about our convertible senior notes see Note 12 to the Consolidated Financial Statements.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2007 of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(3)
October 1, 2007 through October 31, 2007	2,742,456	$97.91	2,728,500
November 1, 2007 through November 30, 2007	2,572,801	$95.07	2,562,500
December 1, 2007 through December 31, 2007	2,438,224	$98.07	2,437,034

Total	7,753,481	$97.02	7,728,034	$—

(1)	In November 2006, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $3.0 billion of its outstanding Common Stock in 2007.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(3)	The stock repurchase program authorized in 2006 expired on December 31, 2007 and, therefore, the Company can no longer purchase any additional shares of Common Stock under this authorization. In November 2007, the Board authorized the Company to repurchase up to $3.5 billion of its outstanding Common Stock during calendar year 2008.

ITEM 6. SELECTED	FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 from consolidated financial statements not included herein.

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

On July 1, 2003, we completed an agreement with Wachovia Corporation, or Wachovia, to combine each company’s respective retail securities brokerage and clearing operations forming a joint venture, Wachovia Securities. As of December 31, 2007, we had a 38% ownership interest in the joint venture, with Wachovia owning the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our ownership of the joint venture under the equity method of accounting. Prior to the formation of the joint venture on July 1, 2003, the results of our previously wholly owned securities brokerage operations were included on a fully consolidated basis.

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, Inc. Results presented below include the results of American Skandia from the date of acquisition.

In the fourth quarter of 2003, we completed the sale of our property and casualty insurance companies. Results for 2003 include a pre-tax loss of $491 million related to the disposition of these businesses. Results for 2003 also include a gain of $332 million from the settlement of an arbitration award related to the capital markets activities of Prudential Securities that were terminated in 2000.

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003 includes Gibraltar Life assets and liabilities as of November 30. Consolidated income statement data for 2007, 2006, 2005, 2004 and 2003 includes Gibraltar Life results for the twelve months ended November 30, 2007, 2006, 2005, 2004 and 2003, respectively.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$14,351	$13,908	$13,756	$12,521	$13,163
Policy charges and fee income	3,131	2,653	2,520	2,342	1,978
Net investment income	12,017	11,320	10,595	9,454	8,651
Realized investment gains (losses), net	613	774	1,378	778	375
Asset management fees and other income	4,289	3,613	3,098	2,718	3,131

Total revenues	34,401	32,268	31,347	27,813	27,298

Benefits and expenses:
Policyholders’ benefits	14,749	14,283	13,883	12,863	13,301
Interest credited to policyholders’ account balances	3,222	2,917	2,699	2,359	1,857
Dividends to policyholders	2,903	2,622	2,850	2,481	2,599
General and administrative expenses	8,841	8,052	7,641	6,844	7,173
Loss on disposition of property and casualty insurance operations	—	—	—	—	491

Total benefits and expenses	29,715	27,874	27,073	24,547	25,421

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	4,686	4,394	4,274	3,266	1,877
Income tax expense	1,245	1,245	803	931	621

Income from continuing operations before equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	3,441	3,149	3,471	2,335	1,256
Equity in earnings of operating joint ventures, net of taxes	246	208	142	55	45

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	3,687	3,357	3,613	2,390	1,301
Income (loss) from discontinued operations, net of taxes	17	71	(73)	(76)	(37)
Extraordinary gain on acquisition, net of taxes	—	—	—	21	—
Cumulative effect of accounting change, net of taxes	—	—	—	(79)	—

Net income	$3,704	$3,428	$3,540	$2,256	$1,264

Basic income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock	$7.72	$6.49	$6.59	$3.63	$2.06

Diluted income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock	$7.58	$6.36	$6.48	$3.56	$2.05

Basic net income per share—Common Stock	$7.75	$6.63	$6.45	$3.38	$1.99

Diluted net income per share—Common Stock	$7.61	$6.50	$6.34	$3.31	$1.98

Basic and diluted income from continuing operations per share—Class B Stock	$68.50	$108.00	$119.50	$249.00	$89.50

Basic and diluted net income per share—Class B Stock	$69.50	$108.00	$119.50	$249.00	$89.50

Dividends declared per share—Common Stock	$1.15	$0.95	$0.78	$0.625	$0.50

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	2.05	2.12	2.19	2.10	1.78

	As of December 31,
	2007	2006	2005	2004	2003
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$233,770	$226,530	$213,031	$209,383	$174,042
Separate account assets	195,583	177,463	153,159	115,568	106,680
Total assets	485,814	454,266	413,374	400,828	321,274
Future policy benefits and policyholders’ account balances	195,622	187,603	177,531	179,337	146,223
Separate account liabilities	195,583	177,463	153,159	115,568	106,680
Short-term debt	15,657	12,536	11,114	4,044	4,739
Long-term debt	14,101	11,423	8,270	7,627	5,610
Total liabilities	462,357	431,374	390,611	378,484	299,982
Stockholders’ equity(2)	$23,457	$22,892	$22,763	$22,344	$21,292

(1)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change excluding undistributed income from equity method investments, fixed charges and interest capitalized. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense.
(2)	The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective December 31, 2006, which resulted in a reduction of stockholders’ equity of $556 million upon adoption.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues and Expenses

We earn our revenues principally from insurance premiums; mortality, expense, and asset management and administrative fees from insurance and investment products; and investment of general account and other funds. We earn premiums primarily from the sale of individual life insurance and group life and disability insurance. We earn mortality, expense, and asset management fees from the sale and servicing of separate account products including variable life insurance and variable annuities. We also earn asset management and administrative fees from the distribution, servicing and management of mutual funds, retirement products and other asset management products and services. Our operating expenses principally consist of insurance benefits provided, general business expenses, dividends to policyholders, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

Our profitability depends principally on our ability to price and manage risk on insurance products, our ability to attract and retain customer assets and our ability to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products, which can fluctuate significantly from period to period;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	the performance of our investment in Wachovia Securities Financial Holdings, LLC, or Wachovia Securities;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation;

•	our ability to maintain our credit and financial strength ratings; and

•	our ability to manage risk and exposures.

In addition, factors such as regulation, competition, interest rates, taxes, foreign exchange rates, securities, credit and real estate market conditions and general economic conditions affect our profitability. In some of our product lines, particularly those in the Closed Block Business, we share experience on mortality, morbidity, persistency and investment results with our customers, which can offset the impact of these factors on our profitability from those products.

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

Executive Summary

Prudential Financial, one of the largest financial services companies in the U.S., offers individual and institutional clients a wide array of financial products and services, including life insurance, annuities, mutual funds, pension and retirement-related services and administration, investment management, real estate brokerage and relocation services, and, through a joint venture, retail securities brokerage services. We offer these products and services through one of the largest distribution networks in the financial services industry.

Significant developments and events in 2007 reflect our continued efforts to redeploy capital effectively to seek enhanced returns. These developments included:

•

The continuation of our share repurchase program. In 2007, we repurchased 32.0 million shares of Common Stock at a total cost of $3.0 billion. In November 2007, Prudential Financial’s Board of Directors authorized us, under a new stock repurchase program, to repurchase up to $3.5 billion of our outstanding Common Stock during 2008.

•	A 21% increase in our annual Common Stock dividend, to $1.15 per share.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2007, 2006 and 2005 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life	$614	$544	$498
Individual Annuities	716	586	505
Group Insurance	279	229	224
Asset Management	638	593	464
Financial Advisory	297	27	(255)
Retirement	456	509	498
International Insurance	1,488	1,423	1,310
International Investments	259	143	106
Corporate and Other	(50)	47	188

Realized investment gains (losses), net, and related adjustments	106	73	669
Charges related to realized investment gains (losses), net	(57)	17	(108)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	—	35	(33)
Change in experience-rated contractholder liabilities due to asset value changes	13	11	(44)
Divested businesses	37	76	(16)
Equity in earnings of operating joint ventures	(400)	(322)	(214)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	4,396	3,991	3,792
Income from continuing operations before income taxes for Closed Block Business	290	403	482

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$4,686	$4,394	$4,274

Results for 2007 presented above reflect the following, including the impact of adverse market conditions in the latter half of 2007 which impacted results of certain of our segments:

•

Results of several segments reflect decreases in the market value of certain externally managed investments in the European market during 2007. These decreases in market value had an aggregate negative impact of $161 million on the adjusted operating income of the segments of the Financial Services Businesses for 2007.

•

Individual Life segment results for 2007 improved in comparison to 2006 as results for the current year reflect a greater benefit from reductions in amortization of deferred policy acquisition costs and other costs, reflecting updates of our actuarial assumptions based on annual reviews in both 2007 and 2006, and a greater benefit in 2007 from compensation received based on multi-year profitability of third-party products we distribute.

•

Individual Annuities segment results for 2007 improved in comparison to 2006 due primarily to higher fee income reflecting higher average variable annuity asset balances. Results for 2007 also reflect a greater contribution from the operations of the variable annuity business acquired from The Allstate Corporation, for which prior year results reflect operations from the June 1, 2006 date of acquisition.

•	Group Insurance segment results improved in 2007, compared to 2006, primarily reflecting more favorable claims experience in our group life business.

•	Asset Management segment results in 2007 improved in comparison to 2006 primarily reflecting higher asset management fees as a result of increased asset values due to market appreciation and net asset flows, and increased transaction fees primarily related to real estate investment management. These increases were partially offset by less favorable results from the segment’s commercial mortgage operations driven by 2007 losses associated with unfavorable credit market conditions in the second half of the year.

•

Financial Advisory segment results for 2007 improved in comparison to 2006 primarily due to lower expenses in 2007 related to obligations and costs we retained in connection with businesses contributed to the retail brokerage joint venture with Wachovia, as well as higher income from our share of the joint venture reflecting the venture’s greater income from fees and commissions.

•

Retirement segment results for 2007 decreased from 2006 primarily reflecting an $82 million charge related to payments made to plan clients associated with a legal action filed against an unaffiliated asset manager. This charge, and decreases in the market value of certain externally managed investments in the European market included in adjusted operating income in 2007, more than offset improved investment results from a larger base of invested assets in our institutional investment products business and growth in fee income due to higher full service retirement account balances.

•

The International Insurance segment is comprised of its Life Planner and Gibraltar Life operations. Results from the segment’s Life Planner operations were lower in 2007, reflecting decreases in the market value of certain externally managed investments in the European market, which more than offset the continued growth of our Japanese Life Planner operations and a more favorable impact from foreign currency exchange rates. Results from the segment’s Gibraltar Life operation improved in 2007, due primarily to improved investment income margins reflecting investment portfolio strategies and growth of account values for its U.S. dollar denominated fixed annuity product.

•

International Investments segment results improved in 2007, compared to 2006, primarily reflecting the gain from the sale of an interest in operating joint ventures during 2007, higher income from market value changes on securities relating to exchange memberships, and a benefit in 2007 from recoveries related to a former investment, as well as more favorable results in the segment’s asset management businesses.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in 2007 amounted to $106 million. Results for 2007 reflect gains on sales of equity securities primarily by our Japanese and Korean insurance operations, partially offset by derivative losses and other-than-temporary impairments of fixed maturity and equity securities.

•

Income from continuing operations before income taxes in the Closed Block Business decreased $113 million in 2007 compared to 2006. Results reflect an increase in dividends to policyholders resulting from an increase in the dividend scale, as well as an increase in the cumulative earnings policyholder dividend obligation expense and claim costs that continue to increase with the aging of the Closed Block policyholders, in addition to a reserve release in the prior year period. These items are partially offset by increases in net realized investment gains and net investment income.

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

Valuation of Investments

As prescribed by U.S. GAAP, we present our investments classified as available for sale, including fixed maturity and equity securities, and our investments classified as trading, such as our trading account assets supporting insurance liabilities, at fair value in the statements of financial position. The fair values for our public fixed maturity securities and our public equity securities are based on quoted market prices or prices obtained from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprise 14% of our investments as of December 31, 2007, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain securities, the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. See “—Realized Investment Gains and General Account Investments—General Account Investments—Fixed Maturity Securities—Private Fixed Maturities—Credit Quality” and “—Realized Investment Gains and General Account Investments—General Account Investments—Trading Account Assets supporting Insurance Liabilities” for information regarding the credit quality of the private fixed maturity securities included in our general account.

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in value is other-than-temporary. Factors we consider in determining whether a decline in value is other-than-temporary include: the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline; the reasons for the decline in value (credit event, currency or interest rate related); our ability and intent to hold the investment for a period of time to allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. In addition, for our impairment review of asset-backed fixed maturity securities with a credit rating below AA, we forecast the prospective future cash flows of the security and determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its carrying value, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. In both cases, this corresponding charge to earnings is referred to as an impairment. Impairments are reflected in “Realized investment gains (losses), net” in the statements of operations and are excluded from adjusted operating income. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in adjusted operating income in future periods based upon the amount and timing of the expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of the effects of impairments on our operating results for the years ended December 31, 2007, 2006 and 2005.

Commercial loans, which comprise 12% of our investments as of December 31, 2007, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and a valuation allowance for losses. This valuation allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion is based on the Company’s assessment as to ultimate collectibility of loan principal. Valuation allowances for non-performing loans are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. We record subsequent adjustments to our valuation allowances when appropriate. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and General Account

Investments—General Account Investments—Commercial Loans—Commercial Loan Quality” for a discussion of the effects of the valuation allowance on our operating results for the years ended December 31, 2007 and 2006.

See “—Realized Investment Gains and General Account Investments—General Account Investments” for a discussion of our investment portfolio, including the gross unrealized gains and losses as of December 31, 2007, related to the fixed maturity and equity securities of our general account, our policies and procedures regarding the identification of other than temporary declines in investment value, and the carrying value, credit quality, and allowance for losses related to the commercial loans of our general account.

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

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2007, represented 47% of our total future policy benefit reserves are determined using the net level premium method as prescribed by U.S. GAAP. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions used are based on data from the standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policy. Gains or losses in our results of operations resulting from deviations in actual experience compared to the experience assumed in establishing our reserves for this business are recognized in the determination of our annual dividends to these policyholders. Given our current level of policy dividends, we do not anticipate significant volatility in our results of operations in future periods as a result of these deviations.

The future policy benefit reserves for our International Insurance segment and Individual Life segment, which as of December 31, 2007, represented 36% of our total future policy benefit reserves combined, relate primarily to non-participating whole life and term life products and are determined in accordance with U.S. GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using assumptions as to mortality, lapse, and maintenance expense. Reserve assumptions are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net U.S. GAAP liabilities (i.e., reserves net of any DAC asset), the existing net U.S. GAAP liabilities are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2007 represented 13% of our total future policy benefit reserves, relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Reserves are based on best estimate assumptions as of the date the contract is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency testing by product group using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Our mortality and retirement assumptions are based on Company or industry experience; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We generally review our mortality assumptions and conduct a full actuarial study of these assumptions annually. We conduct a full actuarial study of our retirement assumptions every three to five years. Generally, we do not expect our actual mortality or retirement trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses of $2.1 billion as of December 31, 2007 is reported as a component of “Future policy benefits” and relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. We do not establish loss liabilities until a loss has occurred. As prescribed by U.S. GAAP, our liability is determined as the present value of expected future claim payments and expenses. Expected future claims payments are estimated using assumed mortality and claim termination factors and an assumed interest rate. The mortality and claim termination factors are based on standard industry tables and the Company’s historical experience. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Of these assumptions, our claim termination assumptions have historically had the most significant effects on our level of liability. We regularly review our claim termination assumptions compared to actual terminations and conduct full actuarial studies every two years. These studies review actual claim termination experience over a number of years with more weight placed on the actual experience in the more recent years. If actual experience results in a materially different assumption, we adjust our liability for unpaid claims and claims adjustment expenses accordingly with a charge or credit to current period earnings.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As of December 31, 2007, DAC in our Financial Services Businesses was $11.4 billion and DAC in our Closed Block Business was $0.9 billion.

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

DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the non-participating whole life, term life, endowment and health policies of our International Insurance segment is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess, by means of a charge to current period earnings. Generally, we do not expect significant short-term deterioration in experience, and therefore do not expect significant writedowns to the related DAC.

DAC associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities segment is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits.

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience. We review and update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment. For the variable and universal life policies in our International Insurance segment, mortality assumptions impact to a much lesser extent our estimates of future gross profits due to differences in policyholder demographics, the overall age of this block of business, the amount of mortality margins and our actual mortality experience.

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2007 was $2.9 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. This information considers only the effect of changes in our mortality assumptions and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2007
Increase/(Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$37
Increase in future mortality by 1%	$(37)

For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2007, 2006 and 2005, see “—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Life.”

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

The future rate of return assumptions used in evaluating DAC for our domestic annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and adjust future projected returns so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum future rate of return. As part of our approach for variable annuity contracts, we develop a range of total estimated gross profits each period using statistically generated rates of return that take into consideration the latest actual rates of return experienced to date. If the previously determined total estimated gross profits are greater than or less than the current period’s range, we adjust our future rate of return assumptions accordingly, to reflect the result of the reversion to the mean approach. For variable annuities products, our expected rate of return across all asset types is 8.2% per annum, which reflects, among other assumptions, an expected rate of return of 9.5% per annum for equity type assets. The future equity rate of return used varies by product, but was under 9.5% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2007.

The DAC balance associated with our domestic variable annuity contracts was $1.9 billion as of December 31, 2007. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future rate of return assumptions by quantifying the adjustments that we would be required to consider, subject to the range of estimated gross profits determined by the statistically generated rate of returns described above, assuming both an increase and decrease in our future rate of return by 100 basis points. This information considers only the effect of changes in our future rate of return and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC.

December 31, 2007
Increase/(Reduction) in DAC
(in millions)
Increase in future rate of return by 100 basis points	$28
Decrease in future rate of return by 100 basis points	$(28)

For a discussion of DAC adjustments related to our Individual Annuities segment for the years ended December 31, 2007, 2006 and 2005, see “—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Annuities.”

In addition to DAC, we also recognize assets for deferred sales inducements and valuation of business acquired, or VOBA. The deferred sales inducements are recognized in our Individual Annuities segment and are amortized over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. For additional information about our deferred sales inducements, see Note 9 to the Consolidated Financial Statements. VOBA represents the present value of future profits embedded in acquired businesses, and is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. We have established a VOBA asset primarily for our acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. VOBA is amortized over the effective life of the acquired contracts. For additional information about VOBA including details on items included in our estimates of future cash flows for the various acquired businesses and its bases for amortization, see Note 2 to the Consolidated Financial Statements.

Goodwill

We test goodwill for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. Impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the unit’s expected future earnings and market-based earning multiples of peer companies. As of December 31, 2007, we have $946 million of goodwill reflected on our statements of financial position. There were no goodwill impairment charges during 2007, 2006 or 2005.

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

We determine our expected return on plan assets based upon the arithmetical average of prospective returns, which is based upon a risk free rate as of the measurement date adjusted by a risk premium that considers historical statistics and expected investment manager performance, for equity, debt and real estate markets applied on a weighted average basis to our asset portfolio. See Note 16 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2007 was 8.00% for our pension plans and 9.25% for our other postretirement benefit plans. Given the amount of plan assets as of September 30, 2006, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2007
	Increase/(decrease) in Net Periodic Pension Cost	Increase/(decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(95)	$(10)
Decrease in expected rate of return by 100 basis points	$95	$10

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 16 to our Consolidated Financial Statements for information regarding the methodology we employ to determine our discount rate. Our assumed discount rate for 2007 was 5.75% for both our pension plans and our other postretirement benefit plans. Given the amount of pensions and postretirement obligation as of September 30, 2006, the beginning of the measurement year, if we had assumed a discount rate for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2007
	Increase/(decrease) in Net Periodic Pension Cost	Increase/(decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 basis points	$(11)	$(5)
Decrease in discount rate by 100 basis points	$74	$3

Given the application of Statement of Financial Accounting Standards, or SFAS, No. 87, “Employers’ Accounting for Pensions,” and the deferral and amortization of actuarial gains and losses arising from changes in our assumed discount rate, the change in net periodic pension cost arising from an increase in the assumed discount rate by 100 basis points would not be expected to equal the change in net periodic pension cost arising from a decrease in the assumed discount rate by 100 basis points.

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2008 see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

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

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or Service, are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. A change in the dividends received deduction, including the possible elimination of this deduction, could increase our effective tax rate and reduce our consolidated net income.

On January 1, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN No. 48 is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

An increase or decrease in our effective tax rate by one percent of income from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in a decline or increase in consolidated income from continuing operations before equity in earnings of operating joint ventures in 2007 of $47 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

On January 26, 2006, the Service officially closed the audit of our consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, our consolidated statement of operations for the year ended December 31, 2005 included an income tax benefit of $720 million, reflecting a reduction in our liability for income taxes. The statute of limitations has closed for these tax years; however, there were tax attributes in the closed years which were utilized in subsequent tax years for which the statute of limitations remains open.

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on

Taxation for their review in April 2007. In July 2007, the Joint Committee returned the report to the Service for additional review of an industry issue regarding the methodology for calculating the dividends received deduction related to variable life insurance and annuity contracts. The Company is responding to the Service’s request for additional information. As discussed above, the U.S. Treasury Department and the Service are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The statute of limitations for the 2002-2003 tax years expires in 2009.

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. For tax years after April 1, 2004 the general statute of limitations is 5 years from when the return is filed. For tax years prior to April 1, 2004 the general statute of limitations is 3 years from when the return is filed. The Tokyo Regional Taxation Bureau is currently conducting a routine tax audit of the tax returns of Gibraltar Life Insurance Company, Ltd. for the three years ended March 31, 2005, 2006 and 2007.

In January 2007, the Service began an examination of tax years 2004 through 2006. For the tax year 2007, we participated in the Service’s new Compliance Assurance Program, or CAP. Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between the filing of our federal income tax return and the Service’s completion of its examination of the return.

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

Accounting Pronouncements Adopted and Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the effect of adopting FSP SFAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” an amendment of FASB Statement No. 13 and FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 and SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” See Note 2 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

The following provides additional discussion of certain accounting policies adopted.

Share-Based Payments

Effect of Adoption

We issued employee stock options during 2001 and 2002 that were previously accounted for using the intrinsic value method prescribed by Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, an allowable alternative method under SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to its revision. Under APB No. 25, we did not recognize any stock-based compensation expense for employee stock options as all employee stock options had an exercise price equal to the market value of our Common Stock at the date of grant. Effective January 1, 2003, we changed our accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Under these provisions, the fair value of all employee stock options awarded on or after January 1, 2003, is included in the determination of net income. Accordingly, the amount we included in the determination of net income for periods prior to January 1, 2006, is less than that which would have been recognized if the fair value method had been applied to all awards since inception of the employee stock option plan. We adopted SFAS No. 123(R) on

January 1, 2006, using the modified prospective application transition method. There were no unvested stock options issued prior to January 1, 2003, and, therefore, the adoption of SFAS No. 123(R) had no impact to our consolidated financial condition or results of operations with respect to the unvested employee options.

For the changes required prospectively in accounting for options and awards with non-substantive vesting conditions, see Note 2 to our Consolidated Financial Statements.

Valuation of Stock Options Issued to Employees

As described above, we did not record any compensation cost for employee stock options issued prior to January 1, 2003. However, we are required to disclose the net income and basic and diluted earnings per share that we would have reported if we had been recognizing compensation cost associated with those options. See Note 2 to our Consolidated Financial Statements for this proforma disclosure. For purposes of this disclosure the fair value of these options was determined using a Black-Scholes option-pricing model. This model considers dividend yield, expected volatility, risk-free interest rate, and expected life of the option and uses an equation to produce a fair value. For options issued on or after January 1, 2003, the fair value of each option was estimated using a binomial option-pricing model. This model also considers dividend yield, expected volatility, risk-free interest rate, and expected life of the option but, unlike the Black-Scholes options pricing model, it produces an estimated fair value based on the assumed changes in price of a financial instrument over successive periods of time. We selected the binomial option pricing model because, absent observable market prices, we believe it produces a fair value that best reflects the substantive characteristics of the employee stock options we issue. See Note 15 to our Consolidated Financial Statements for the assumptions used in valuing employee stock options issued in 2007, 2006, and 2005.

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

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Financial Services Businesses by segment:
Individual Life	$548	$482	$527
Individual Annuities	672	539	503
Group Insurance	247	211	293

Total Insurance Division	1,467	1,232	1,323
Asset Management	657	589	465
Financial Advisory	(73)	(267)	(447)
Retirement	364	425	435

Total Investment Division	948	747	453
International Insurance	1,891	1,607	1,401
International Investments	227	176	84

Total International Insurance and Investments Division	2,118	1,783	1,485
Corporate and Other	(137)	229	531

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	4,396	3,991	3,792
Income tax expense	1,145	1,126	642

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	3,251	2,865	3,150
Equity in earnings of operating joint ventures, net of taxes	246	208	142

Income from continuing operations for Financial Services Businesses	3,497	3,073	3,292
Income (loss) from discontinued operations, net of taxes	15	71	(73)

Net income—Financial Services Businesses	$3,512	$3,144	$3,219

Basic income from continuing operations per share—Common Stock	$7.72	$6.49	$6.59

Diluted income from continuing operations per share—Common Stock	$7.58	$6.36	$6.48

Basic net income per share—Common Stock	$7.75	$6.63	$6.45

Diluted net income per share—Common Stock	$7.61	$6.50	$6.34

Closed Block Business:
Income from operations before income taxes for Closed Block Business	$290	$403	$482
Income tax expense	100	119	161

Income from continuing operations for Closed Block Business	190	284	321
Income from discontinued operations, net of taxes	2	—	—

Net income—Closed Block Business	$192	$284	$321

Basic and diluted income from continuing operations per share—Class B Stock	$68.50	$108.00	$119.50

Basic and diluted net income per share—Class B Stock	$69.50	$108.00	$119.50

Consolidated:
Net income	$3,704	$3,428	$3,540

Results of Operations—Financial Services Businesses

2007 to 2006 Annual Comparison.    Income from continuing operations attributable to the Financial Services Businesses increased $424 million, from $3.073 billion in 2006 to $3.497 billion in 2007. The increase reflects improved investment results, continued growth in our international operations, the benefit of higher asset based fees, a greater contribution from the variable annuity business acquired from The Allstate Corporation, for which the prior year period includes results from only the June 1, 2006 date of acquisition, as well as increased earnings from our retail brokerage joint venture with Wachovia, including the benefit of lower retained expenses in 2007. Partially offsetting these items were increased general and administrative expenses, consistent with the growth in the business, and a lower level of net realized investment gains. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the year ended December 31, 2007 of $7.58 per share of Common Stock increased from $6.36 per share of Common Stock for the year ended December 31, 2006. This increase reflects the increase in earnings discussed above and the benefit of a lower number of shares of Common Stock outstanding due to our share repurchase program. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net, attributable to the Financial Services Businesses, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $53 million for the year ended December 31, 2007, compared to $68 million for the year ended December 31, 2006. As described more fully in Note 14 to the Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2006 to 2005 Annual Comparison.    Income from continuing operations attributable to the Financial Services Businesses of $3.073 billion declined slightly from 2005. Continued growth of international insurance operations, improved investment results, higher asset based fees including the results of the business we acquired from Allstate in 2006, and increased earnings from our investment in the retail brokerage joint venture with Wachovia were offset by a lower level of net realized investment gains and a higher level of general and administrative expenses consistent with the growth in the businesses. The benefit of these items as compared to the prior year were more than offset by the benefit recognized in 2005 of $720 million from a reduction of tax liabilities in connection with the Internal Revenue Service examination of our tax returns for the years 1997 through 2001. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the year ended December 31, 2006 of $6.36 per share of Common Stock declined from $6.48 per share of Common Stock for the year ended December 31, 2005. This decline reflects the decrease in earnings discussed above, partially offset by the benefit of a lower number of shares of Common Stock outstanding due to our share repurchase program, the cost of which contributed to the decline in earnings discussed above.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $68 million for the year ended December 31, 2006, compared to $82 million for the year ended December 31, 2005.

Results of Operations—Closed Block Business

2007 to 2006 Annual Comparison.    Income from continuing operations attributable to the Closed Block Business for the year ended December 31, 2007, was $190 million, or $68.50 per share of Class B stock, compared to $284 million, or $108.00 per share of Class B Stock, for the year ended December 31, 2006. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $53 million for the year ended December 31, 2007, compared to $68 million for the year ended December 31, 2006. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2006 to 2005 Annual Comparison.    Income from continuing operations attributable to the Closed Block Business for the year ended December 31, 2006, was $284 million, or $108.00 per share of Class B Stock, compared to $321 million, or $119.50 per share of Class B Stock, for the year ended December 31, 2005. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $68 million for the year ended December 31, 2006, compared to $82 million for the year ended December 31, 2005.

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

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Operating results:
Revenues	$2,594	$2,216	$2,262
Benefits and expenses	1,980	1,672	1,764

Adjusted operating income	614	544	498
Realized investment gains (losses), net, and related adjustments(1)	(66)	(62)	29

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$548	$482	$527

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2007 to 2006 Annual Comparison.    Adjusted operating income increased $70 million, from $544 million in 2006 to $614 million in 2007. Adjusted operating income for 2007 includes a $78 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review, primarily reflecting improved future mortality expectations, compared to a $46 million benefit from the annual review in 2006. Results for 2007 also include a $57 million benefit from compensation received based on multi-year profitability of third-party products we distribute while 2006 included a $25 million benefit for this item. Absent the effect of these items, adjusted operating income for 2007 increased $6 million from the prior year, reflecting higher fees resulting primarily from higher asset balances as a result of market value changes and higher margins from growth in term and universal life insurance in force. Mortality experience, net of reinsurance, was slightly more favorable compared to 2006.

2006 to 2005 Annual Comparison.    Adjusted operating income increased $46 million, from $498 million in 2005 to $544 million in 2006. Adjusted operating income for 2006 includes a $46 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs. The net reduction in amortization and other costs was due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review, primarily reflecting improved mortality and lower maintenance expenses, partially offset by refinements in other reserves. Results for 2006 also improved $20 million from the prior year, as 2006 includes a $25 million benefit and the prior year included a $5 million benefit from compensation received based on multi-year profitability of third-party products we distribute. The benefit of these items to 2006 results, together with higher fees resulting from higher asset balances reflecting market value changes and increased net investment income, net of interest credited and interest expense, primarily reflecting higher yields in 2006, were partially offset by less favorable mortality experience, net of reinsurance, compared to the prior year.

Revenues

2007 to 2006 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $378 million, from $2.216 billion in 2006 to $2.594 billion in 2007. Policy charges and fee income increased $120 million, including $102 million due to the effects of updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews discussed above. Absent this item, policy charges and fee income increased $18 million reflecting growth in our universal life insurance in force. Asset management fees and other income increased $46 million, including a $32 million increase in compensation received based on multi-year profitability of third-party products we distribute, as discussed above, as well as higher asset based fees due to higher asset balances reflecting market value changes. Premiums increased $104 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $108 million, reflecting higher asset balances primarily from the financing of statutory capital activity for certain term and universal life insurance policies and higher yields in 2007.

2006 to 2005 Annual Comparison.    Revenues decreased $46 million, from $2.262 billion in 2005 to $2.216 billion in 2006. Policy charges and fee income decreased $175 million, including $190 million due to the update of our assumptions related to amortization of unearned revenue reserves based on the annual review discussed above, amounting to a $147 million reduction in 2006, and a similar update in 2005 resulting in a $43 million increase that was more than offset by an increase in amortization of deferred policy acquisition costs and a decrease in change in reserves. Absent this item, policy charges and fee income increased $15 million. Premiums increased $38 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance products. Net investment income increased $52 million, reflecting higher assets and higher yields in 2006, which included the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher interest rates. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains.” This increase was partially offset by the collection of investment income on a previously defaulted bond in 2005. Asset management fees and other income increased $39 million, including the benefit to adjusted operating income from compensation received based on multi-year profitability of third-party products we distribute as discussed above. The remainder of the increase reflects higher asset based fees due to higher asset balances from market appreciation.

Benefits and Expenses

2007 to 2006 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $308 million, from $1.672 billion in 2006 to $1.980 billion in 2007. Absent the impacts of the annual reviews conducted in both 2007 and 2006 discussed above, benefits and expenses increased $238 million, from $1.865 billion in 2006 to $2.103 billion in 2007. On this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $137 million, reflecting higher claims payments and increases in reserves on term life insurance associated with growth in our in force block of term insurance compared to 2006. Also on this basis, amortization of deferred policy acquisition costs increased $8 million, reflecting less favorable separate account fund performance partially offset by more favorable policy persistency compared to 2006. Interest expense increased $83 million, primarily reflecting interest on borrowings related to the financing of statutory capital activity for certain term and universal life insurance policies.

2006 to 2005 Annual Comparison.    Benefits and expenses decreased $92 million, from $1.764 billion in 2005 to $1.672 billion in 2006. Absent the impacts of the annual reviews conducted in both 2006 and 2005, as discussed above, benefits and expenses increased $158 million, from $1.707 billion in 2005 to $1.865 billion in

2006. On this basis, amortization of deferred policy acquisition costs increased $11 million. Also on this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $129 million, reflecting methodology refinements to certain reserves, growth in our in force block of term insurance products, as well as less favorable mortality experience compared to the prior year.

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

	Year ended December 31,
	2007	2006	2005
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$106	$90	$83
Universal life	176	192	214
Term life	212	148	122

Total excluding corporate-owned life insurance	494	430	419
Corporate-owned life insurance	11	12	7

Total	$505	$442	$426

Life insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$174	$181	$212
Third party	320	249	207

Total	$494	$430	$419

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.

2007 to 2006 Annual Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $64 million, from $430 million in 2006 to $494 million in 2007. Sales of term life products increased $64 million. Sales of variable life products increased $16 million, which included the benefit of several large case sales in 2007. Sales of universal life products decreased $16 million.

The increase in sales of life insurance, excluding corporate-owned life insurance, was driven by a $71 million increase in sales from the third party distribution channel, primarily in term life and variable life products, with universal life sales slightly lower than the prior year due to a higher level of large universal life cases placed in 2006. Sales by Prudential Agents of $174 million in 2007 were $7 million lower than the prior year, reflecting a large case placed in 2006 and a decline in the number of agents from 2,562 at December 31, 2006 to 2,425 at December 31, 2007.

2006 to 2005 Annual Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $11 million, from $419 million in 2005 to $430 million in 2006. Sales of our term life and variable life products increased $33 million. This increase was partially offset by decreased sales of our universal life products.

Sales of life insurance, excluding corporate-owned life insurance, from the third party distribution channel increased $42 million, reflecting increased term and variable life sales, with universal life sales remaining unchanged, as both periods benefited from a large level of universal life sales. Sales of life insurance by Prudential Agents decreased $31 million, reflecting a decline in the number of agents from 2,946 at December 31, 2005 to 2,562 at December 31, 2006, which impacted all life insurance product lines. In 2006, for the first time, more than half of our individual life insurance sales were generated through third party channels.

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

	Year ended December 31,
	2007	2006	2005
	(in millions)
Cash value of surrenders	$752	$744	$698

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.3%	3.5%	3.5%

2007 to 2006 Annual Comparison.    The total cash value of surrenders increased $8 million, from $744 million in 2006 to $752 million in 2007, reflecting a greater volume of surrenders of variable life insurance in 2007 compared to the prior year. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances remained essentially flat.

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

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Operating results:
Revenues	$2,495	$2,101	$1,717
Benefits and expenses	1,779	1,515	1,212

Adjusted operating income	716	586	505
Realized investment gains (losses), net, and related adjustments(1)	(54)	(72)	3
Related charges(1)(2)	10	25	(5)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$672	$539	$503

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation, or Allstate, through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. Our initial investment in the business was approximately $600 million, consisting of the total consideration, offset by the related tax benefits and an additional contribution of $94 million to meet regulatory capital requirements. See Note 3 to the Consolidated Financial Statements for further discussion of this acquisition.

Adjusted Operating Income

2007 to 2006 Annual Comparison.    Adjusted operating income increased $130 million, from $586 million in 2006 to $716 million in 2007. Results for both periods include the impact of annual reviews of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and the reserve for the guaranteed minimum death and income benefit features of our variable annuity products. Adjusted operating income for 2007 included a $30 million benefit from this annual review, reflecting market value increases in the underlying assets associated with our variable annuity products, and decreased cost of actual and expected death claims, partially offset by the impact of model refinements and higher expected lapse rates for the variable annuity business acquired from Allstate. Adjusted operating income for 2006 included a $37 million benefit from the annual review, primarily reflecting improved net interest spread from increased investment yields.

Absent the effect of the annual reviews discussed above, adjusted operating income for 2007 increased $137 million from 2006. Adjusted operating income from the variable annuity business acquired from Allstate, excluding the impact of the annual review discussed above, increased $27 million, reflecting a $81 million contribution for 2007, compared to $54 million for 2006, which reflects results only for the initial seven months of operations from the date of acquisition. The remainder of the increase came primarily from higher fee income driven by higher average asset balances from market appreciation and positive net asset flows in our variable annuity account values. Also contributing to the increase was a $17 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, net of amortization of deferred policy acquisition and other costs. Partially offsetting these items was an increase in amortization of deferred policy acquisition and other costs reflecting increased gross profits in 2007, and an increase in general and administrative expenses, net of capitalization, reflecting higher distribution and asset management costs associated with growth in variable annuity account values, as well as growth of the business. In addition, interest expense increased driven by higher borrowings related to growth of the business, and net investment income, net of interest credited to policyholders’ account balances, decreased primarily as a result of declining annuity account values invested in our general account, reflecting our emphasis on sales of variable annuities together with asset allocation requirements associated with the living benefit features we offer in our variable annuity products.

The contribution of the acquired Allstate business to adjusted operating income for 2007, excluding the impact of the annual review discussed above, consists of revenues of $383 million and benefits and expenses of $302 million. Revenues from the acquired business consisted primarily of policy charges and fees of $254 million, net investment income of $70 million and asset management fees and other income of $54 million. Benefits and expenses from this business, excluding the impact of the annual review discussed above, consisted primarily of general and administrative expenses, net of capitalization, of $204 million and policyholders’ benefits, including interest credited to policyholders’ account balances, of $93 million.

2006 to 2005 Annual Comparison.    Adjusted operating income increased $81 million, from $505 million in 2005 to $586 million in 2006. Adjusted operating income for 2006 included a $37 million benefit from an annual review, as discussed above. Adjusted operating income for 2005 included a net $87 million benefit from an annual review, reflecting improved net interest spread from increased yields, decreased costs of actual and expected death claims and modeling refinements implemented. Absent the effect of these items, adjusted operating income for 2006 increased $131 million from the prior year, including a $54 million contribution in 2006 from the variable annuity business acquired from Allstate. The remainder of the $131 million increase came primarily from higher fee income driven by higher average asset balances from market appreciation and net flows in our variable annuity account values. Partially offsetting these items was an increase in distribution costs charged to expense associated with increased variable annuity sales and account values and increased general expenses related to expansion initiatives. In addition, results for 2005 benefited $6 million, net of related amortization of deferred policy acquisition costs, from the collection of investment income on a previously defaulted bond.

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

Revenues

2007 to 2006 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $394 million, from $2.101 billion in 2006 to $2.495 billion in 2007, including increased revenues of $162 million related to the variable annuity business acquired from Allstate. The remainder of the increase in revenues came primarily from a $306 million increase in policy charges and fees and asset management fees and other income reflecting an increase in variable annuity account values driven by changes in average market value and positive net flows. Included in the increase in asset management fees and other income is a $37 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. Partially offsetting these items was a $62 million decrease in net investment income, excluding the impact from the business acquired from Allstate, primarily as a result of declining annuity account values invested in our general account, as discussed above.

2006 to 2005 Annual Comparison.    Revenues increased $384 million, from $1.717 billion in 2005 to $2.101 billion in 2006, including revenues of $221 million from the Allstate business acquired during the second quarter of 2006. The remainder of the increase in revenues, $163 million, came primarily from increases of $131 million in policy charges and fees and $65 million in asset management fees and other income, which includes $9 million from the mark-to-market of embedded derivatives and related hedge positions associated with our living benefits features. These increases were partially offset by a $43 million decrease in net investment income. The increase in policy charges and fees reflects an increase in the average market value of variable annuity account values and positive net flows in our variable annuities, including an increase in account values with living benefit options. The increase in asset management fees and other income was primarily due to an increase in asset based fees driven by an increase in the average market value of variable annuity customer accounts and positive net flows of our variable annuities. The decrease in net investment income came primarily from the impact of a shift in customer funds from fixed income investments to variable investments. In addition, net investment income for 2005 included the collection of investment income on a previously defaulted bond as indicated above. These decreases were partially offset by higher yields in 2006 which benefited from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains.”

Benefits and Expenses

2007 to 2006 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $264 million, from $1.515 billion in 2006 to $1.779 billion in 2007. Excluding the impact of the annual reviews discussed above and increased benefits and expenses of $135 million related to the variable annuity business acquired from Allstate, benefits and expenses increased $122 million from 2006 to 2007. Contributing to this increase is a $88 million increase in general and administrative expenses, net of capitalization, due to higher distribution and asset management costs associated with growth in variable annuity account values, and growth of the business. Also contributing to this increase was a $56 million increase in amortization of deferred policy acquisition costs reflecting increased gross profits in the current period. In addition, interest expense increased $9 million, driven by higher borrowings related to growth of the business. Partially offsetting these items was an $31 million reduction in policyholders’ benefits, including interest credited to policyholders’ account balances, primarily reflecting a decrease in interest credited to policyholders resulting from declining annuity account values invested in our general account, as discussed above.

2006 to 2005 Annual Comparison.    Benefits and expenses increased $303 million, from $1.212 billion in 2005 to $1.515 billion in 2006. Excluding the impact of the annual reviews discussed above and benefits and expenses of $167 million from the Allstate business acquired during the second quarter of 2006, benefits and expenses increased $86 million. This increase primarily relates to a $75 million increase in general and administrative expenses reflecting increased distribution costs charged to expense associated with increased variable annuity account value and sales, increased expenses related to expansion initiatives and growth of the business, and increased asset management costs associated with the growth in variable annuity account values. Also contributing to this increase was a $9 million increase in amortization of deferred policy acquisition costs reflecting increased gross profits in 2006. Partially offsetting these items was a $17 million reduction in policyholders’ benefits, including interest credited to policyholders’ account balances, reflecting lower costs of our guaranteed benefits in 2006, resulting from reduction in our net amount at risk.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Variable Annuities(1):
Beginning total account value	$74,555	$50,778	$47,418
Sales	11,678	9,593	7,106
Surrenders and withdrawals	(9,568)	(7,722)	(5,691)

Net sales	2,110	1,871	1,415
Benefit payments	(1,131)	(918)	(678)

Net flows	979	953	737
Change in market value, interest credited and other activity	6,076	7,448	3,299
Policy charges	(1,280)	(936)	(676)
Acquisition	—	16,312	—

Ending total account value (2)	$80,330	$74,555	$50,778

Fixed Annuities:
Beginning total account value	$3,748	$3,991	$3,879
Sales	73	119	361
Surrenders and withdrawals	(286)	(313)	(231)

Net sales (redemptions)	(213)	(194)	130
Benefit payments	(167)	(176)	(160)

Net flows	(380)	(370)	(30)
Interest credited and other activity	124	131	147
Policy charges	(4)	(4)	(5)

Ending total account value	$3,488	$3,748	$3,991

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of December 31, 2007, variable annuity account values are invested in equity funds ($39 billion or 49%), balanced funds ($22 billion or 27%), bond funds ($8 billion or 10%), and other ($11 billion or 14%). Variable annuity account values with living benefit features were $37.1 billion, $28.4 billion, and $14.0 billion as of December 31, 2007, 2006, and 2005, respectively. See Note 9 to the Consolidated Financial Statements for additional information regarding the net amount at risk related to our variable annuity benefit features.

2007 to 2006 Annual Comparison.    Total account values for fixed and variable annuities amounted to $83.8 billion as of December 31, 2007, an increase of $5.5 billion from December 31, 2006. The increase came primarily from increases in the market value of customers’ variable annuities and positive variable annuity net flows. Individual variable annuity gross sales increased by $2.1 billion, from $9.6 billion in 2006 to $11.7 billion in 2007, reflecting increased sales of $838 million related to the business acquired from Allstate, increased sales from our optional living benefit product features, and growth of our distribution relationships. Individual variable annuity surrenders and withdrawals increased by $1.9 billion, from $7.7 billion in 2006 to $9.6 billion in 2007, including increased surrenders and withdrawals of $1.1 billion related to the business acquired from Allstate, as well as the impact of higher average account values due to market appreciation.

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

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Operating results:
Revenues	$4,792	$4,555	$4,200
Benefits and expenses	4,513	4,326	3,976

Adjusted operating income	279	229	224
Realized investment gains (losses), net, and related adjustments(1)	(30)	(16)	71
Related charges(2)	(2)	(2)	(2)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$247	$211	$293

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2007 to 2006 Annual Comparison.    Adjusted operating income increased $50 million, from $229 million in 2006 to $279 million in 2007, primarily reflecting more favorable claims experience in our group life business and, to a lesser extent, growth in our group disability business. The increase in adjusted operating income was partially offset by higher operating expenses in 2007 and a lower benefit in 2007 compared with 2006 from refinements in reserves as a result of annual reviews. The increase in operating expenses is due to growth in the disability business and increased compensation and benefit costs in 2007, and was partially offset by higher costs incurred in 2006 related to legal and regulatory matters. The annual reviews discussed above benefited 2007 $13 million, primarily associated with our long-term disability products, while benefiting 2006 $19 million, primarily associated with our long-term care products.

2006 to 2005 Annual Comparison.    Adjusted operating income increased $5 million, from $224 million in 2005 to $229 million in 2006. This increase primarily reflects more favorable claims experience in our group disability business and, to a lesser extent, a greater benefit from refinements in group disability reserves as a result of annual reviews. These reserve refinements benefited 2006 $19 million, primarily associated with our long-term care products, while benefiting 2005 $8 million. In addition, adjusted operating income in 2006 benefited from an increased contribution from investment results, primarily reflecting growth in invested assets and higher interest rates on shorter-term investments. Less favorable claims experience in our group life business and higher expenses, including higher costs in 2006 related to legal and regulatory matters, largely offset these increases.

Revenues

2007 to 2006 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $237 million, from $4.555 billion in 2006 to $4.792 billion in 2007. Group life premiums increased by $37 million, from $2.795 billion in 2006 to $2.832 billion in 2007, primarily reflecting increased premiums on experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Group life persistency remained strong, but deteriorated slightly from 95% in 2006 to 94% in 2007. Group disability premiums, which include long-term care products, increased by $86 million from $761 million in 2006 to $847 million in 2007, primarily reflecting growth in business in force resulting from new sales and persistency which remained strong, but deteriorated from 90% in 2006 to 88% in 2007. The declines in group life and group disability persistency are reflective of highly competitive pricing in the marketplace and the pricing discipline we apply in writing business. Policy charges and fee income also increased by $59 million primarily reflecting growth of business in force. In addition, net investment income increased $50 million primarily reflecting a larger base of invested assets due to business growth.

2006 to 2005 Annual Comparison.    Revenues increased $355 million, from $4.200 billion in 2005 to $4.555 billion in 2006. Group life premiums increased $249 million, from $2.546 billion in 2005 to $2.795 billion in 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which remain unchanged at 95% for both years. Group disability premiums, which include long-term care products, increased $37 million, from $724 million in 2005 to $761 million in 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved from 85% in 2005 to 90% in 2006. Net investment income also increased $30 million primarily reflecting a larger base of invested assets due to business growth, as well as higher interest rates on shorter-term investments.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2007	2006	2005
Benefits ratio(1):
Group life	90.4%	91.8%	88.9%
Group disability	86.6	85.5	95.4
Administrative operating expense ratio(2):
Group life	9.3	9.6	8.9
Group disability	21.0	21.5	20.9

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2007 to 2006 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $187 million, from $4.326 billion in 2006 to $4.513 billion in 2007. The increase was driven by an increase of $126 million in policyholders’ benefits, including the change in policy reserves, reflecting growth of business in force in our group disability business, the lower benefit in 2007 of the group disability reserve refinements discussed above, and greater benefits on experience-rated group life business which, as discussed above, resulted in increased premiums. In addition, interest credited to policyholder account balances increased $36 million primarily due to an increase in policyholder account balances as a result of growth in the business. Also contributing to the increase in benefits and expenses were higher operating expenses reflecting growth in the disability business and increased compensation and benefit costs, partially offset by lower costs related to legal and regulatory matters.

The group life benefits ratio improved 1.4 percentage points from 2006 to 2007, reflecting more favorable mortality experience in our group life business. The group disability benefits ratio deteriorated 1.1 percentage points from 2006 to 2007. Excluding the effect of the reserve refinements discussed above, the group disability benefits ratio was relatively unchanged. Both the group life and group disability administrative operating expense ratios improved slightly from 2006 to 2007, reflecting lower costs related to legal and regulatory matters. Excluding these costs, the administrative operating expense ratios for both group life and group disability were relatively flat.

2006 to 2005 Annual Comparison.    Benefits and expenses increased $350 million, from $3.976 billion in 2005 to $4.326 billion in 2006. The increase was primarily driven by an increase of $283 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force and less favorable claims experience in our group life business, partially offset by more favorable claims experience in our group disability business. Also contributing to the increase in benefits and expenses were higher operating expenses primarily reflecting growth in the business, as well as higher costs in 2006 related to legal and regulatory matters.

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

	Year ended December 31,
	2007	2006	2005
	(in millions)
New annualized premiums(1):
Group life	$197	$366	$370
Group disability(2)	155	138	154

Total	$352	$504	$524

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2007 to 2006 Annual Comparison.    Total new annualized premiums decreased $152 million, or 30%, from $504 million in 2006 to $352 million in 2007. This decrease is primarily due to lower large case sales in the group life business during 2007, reflective of highly competitive pricing in the marketplace and the pricing discipline we apply in writing business. Partially offsetting this decrease were higher large case and middle-market sales in the group disability business during 2007.

2006 to 2005 Annual Comparison.    Total new annualized premiums decreased $20 million, from $524 million in 2005 to $504 million in 2006. This decrease was primarily attributable to lower sales in our group disability business, as 2005 reflects higher premiums relating to our assumption of existing liabilities from a third party. Group life sales were relatively unchanged, as a significant large case sale in the first quarter of 2005 was offset by several large case sales during 2006.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Operating results:
Revenues	$2,265	$2,050	$1,696
Expenses	1,627	1,457	1,232

Adjusted operating income	638	593	464
Realized investment gains, net, and related adjustments(1)	19	(4)	1

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$657	$589	$465

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2007 to 2006 Annual Comparison.    Adjusted operating income increased $45 million, from $593 million in 2006 to $638 million in 2007. Results for 2007 benefited from an increase in asset management fees of $107 million, primarily from institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Adjusted operating income also benefited from increased transaction fees primarily from real estate investment management activities and increased revenues from the segment’s proprietary investing business. Less favorable results from the segment’s commercial mortgage securitization operations, which resulted in pretax losses of $62 million in 2007 compared to a contribution to adjusted operating income of $45 million in 2006, as well as higher expenses, including performance-related compensation costs, was a partial offset. The losses in the segment’s commercial mortgage securitization operations in 2007 resulted primarily from unfavorable credit market conditions during the second half of the year, which resulted in decreases in value of positions held and losses on securitizations due to increased credit spreads. As of December 31, 2007, our commercial mortgage operations held $542 million in loans and $188 million in applications and commitments as inventory for future securitizations, in addition to $792 million of bonds it retained from 2007 securitizations. Net of the derivatives purchased as hedges, about $750 million of these positions continue to be subject to changes in credit spreads.

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

	Year ended December 31,
	2007	2006	2005
	(in millions)
Revenues by type:
Asset management fees	$1,081	$974	$886
Incentive, transaction, principal investing and capital markets revenues	506	581	345
Service, distribution and other revenues(1)	678	495	465

Total revenues	$2,265	$2,050	$1,696

(1)	Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire on July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire on July 1, 2008. Revenues in 2007 include $40 million for these managed account services. Also includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $51 million in 2007, $51 million in 2006 and $54 million in 2005.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Asset management fees by source:
Institutional customers	$488	$426	$359
Retail customers(1)	347	310	289
General account	246	238	238

Total asset management fees	$1,081	$974	$886

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

	December 31, 2007	December 31, 2006
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$176.4	$156.8
Retail customers(2)	86.6	79.0
General account	175.5	167.6

Total	$438.5	$403.4

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2007 to 2006 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $215 million, from $2.050 billion in 2006 to $2.265 billion in 2007. Asset management fees increased $107 million, primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Service, distribution and other revenues increased $183 million primarily due to increased revenues in certain real estate funds, which is fully offset by higher expenses related to minority interest in these funds. Revenues from incentive, transaction, principal investing and capital markets revenues decreased $75 million primarily reflecting a decline in revenues from our commercial mortgage operations and performance based incentive fees, partially offset by greater transaction fees primarily from real estate investment management activities and increased revenues from the segment’s proprietary investing business. The decrease in performance based incentive fees resulted from a higher level of gains in

2006 on sale of real estate related investments we manage. Certain of our incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of December 31, 2007, approximately $90 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment.

2006 to 2005 Annual Comparison.    Revenues increased $354 million, from $1.696 billion in 2005 to $2.050 billion in 2006. Incentive, transaction, principal investing and capital markets revenues increased $236 million, including a $155 million increase in performance based incentive fees primarily related to appreciation and gains on sale of real estate related investments which we manage, for which $92 million of the fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of these incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. The increase also reflects $68 million greater revenues from proprietary investing mainly due to appreciation and gains on sale of real estate related investments, including income of $12 million relating to a single investment in the current period and $58 million relating to two sale transactions in the prior year. Asset management fees increased $88 million mainly from institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows.

Expenses

2007 to 2006 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $170 million, from $1.457 billion in 2006 to $1.627 billion in 2007. The increase is primarily driven by higher expenses associated with certain real estate funds, as discussed above.

2006 to 2005 Annual Comparison.    Expenses increased $225 million, from $1.232 billion in 2005 to $1.457 billion in 2006. The increase in expenses was primarily due to higher performance-based compensation costs resulting from favorable performance in 2006, higher expenses related to proprietary investing activities and incentive compensation related to performance based incentive fees, as discussed above.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Operating results:
Revenues	$373	$314	$199
Expenses	76	287	454

Adjusted operating income	297	27	(255)
Equity in earnings of operating joint ventures(1)	(370)	(294)	(192)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(73)	$(267)	$(447)

(1)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures, as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Consolidated Statements of Operations.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture now headquartered in St. Louis, Missouri. As of December 31, 2007, we had a 38% ownership interest in the joint venture, with Wachovia owning the remaining 62%. As part of the transaction, we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our ownership of the joint venture under the equity method of accounting.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities. As discussed in Note 6 to the Consolidated Financial Statements, we have elected the “lookback” option under the terms of the agreements relating to the joint venture in connection with the combination of the A.G. Edwards business with Wachovia Securities. The “lookback” option permits us to delay for approximately two years following the combination of the A.G. Edwards business with Wachovia Securities our decision to make or not to make payments to avoid or limit dilution of our ownership interest in the joint venture. During this “lookback” period, our share in the earnings of the joint venture, as well as our share of the one-time costs associated with the combination, will be based on our diluted ownership level, which is in the process of being determined. Any payment at the end of the “lookback” period to restore all or part of our ownership interest in the joint venture would be based on the appraised or agreed value of the existing joint venture and the A.G. Edwards business. In such event, we would also need to make a true-up payment of one-time costs associated with the combination to reflect the incremental increase in our ownership interest in the joint venture. Alternatively, we may at the end of the “lookback” period “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of the date of the combination of the A.G. Edwards business with Wachovia Securities.

We also retain our separate right to “put” our joint venture interests to Wachovia at any time after July 1, 2008 based on the appraised value of the joint venture, including the A.G. Edwards business, determined as if it were a public company and including a control premium such as would apply in the case of a sale of 100% of its common equity. However, if in connection with the “lookback” option we elect at the end of the “lookback” period to make payments to avoid or limit dilution, we may not exercise this “put” option prior to the first anniversary of the end of the “lookback” period.

On June 6, 2007, we announced our decision to exit the equity sales, trading and research operations of the Prudential Equity Group, or PEG, the results of which were historically included in the Financial Advisory segment. As discussed in Note 3 to the Consolidated Financial Statements, PEG’s operations were substantially wound down by June 30, 2007 and the results of PEG are excluded from the results of the Financial Advisory segment and reflected in discontinued operations for all periods presented.

2007 to 2006 Annual Comparison.    Adjusted operating income increased $270 million, from $27 million in 2006 to $297 million in 2007. The segment’s results for 2007 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $370 million, compared to $294 million in 2006, reflecting increased income from fees and commissions, including a greater contribution from equity syndication activity, of the joint venture. The segment’s results also include expenses of $73 million in 2007 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, compared to $267 million in 2006. These expenses, in 2006, reflected an increase in our reserve for settlement costs related to market timing issues involving the former Prudential Securities operations, with respect to which a settlement was reached in August 2006.

2006 to 2005 Annual Comparison.    Adjusted operating income increased $282 million, from a loss of $255 million in 2005 to income of $27 million in 2006. The segment’s results for 2006 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $294 million, compared to $217 million in 2005 before transition costs, reflecting increased fee income of the joint venture. The segment’s results also include expenses of $267 million in 2006 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $452 million during 2005. Expenses in 2006 and 2005 reflected increases in our reserve for settlement costs related to market timing issues involving the former Prudential Securities operations, with respect to which the Company announced that a settlement was reached in August 2006. There are no transition costs in 2006 as the business integration was completed during the first half of 2005. Transition costs were $20 million in 2005.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Operating results:
Revenues	$4,682	$4,378	$4,025
Benefits and expenses	4,226	3,869	3,527

Adjusted operating income	456	509	498
Realized investment gains (losses), net, and related adjustments(1)	(102)	(137)	26
Related charges(2)	(1)	5	(12)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	97	9	(219)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(86)	39	142

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$364	$425	$435

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading account assets supporting insurance liabilities.”

On April 1, 2004, we acquired the retirement business of CIGNA Corporation for cash consideration of $2.1 billion. Beginning April 1, 2004, the results of the former CIGNA retirement business have been included in our consolidated results. The majority of these results are reflected within our Retirement segment, as discussed below, and the remaining portion is reflected in our Asset Management segment. In addition, as a result of a change in the reinsurance arrangement governing the purchase of the guaranteed cost business from CIGNA, the results of this business that were previously presented on a net basis in “Asset management fees and other income” are, beginning on April 1, 2006, presented on a gross basis in our results of operations. See Note 3 to the Consolidated Financial Statements for further discussion of this acquisition, including a discussion of the change in the reinsurance arrangement associated with the guaranteed cost business.

On December 31, 2007 we acquired a portion of Union Bank of California, N.A.’s retirement business, including $7.3 billion in full service retirement account values, for $103 million of cash consideration. The retirement account values related to this acquisition primarily consist of mutual funds and other client assets we administer, and are not reported on our balance sheet.

Adjusted Operating Income

2007 to 2006 Annual Comparison.    Adjusted operating income for the Retirement segment decreased $53 million, from $509 million in 2006 to $456 million in 2007. Included within adjusted operating income in 2007 is an $82 million charge related to payments made to plan clients associated with a legal action filed against an unaffiliated asset manager, State Street Global Advisors, Inc., or SSgA. This action seeks, among other relief, restitution of certain losses experienced by plan clients attributable to certain investment funds managed by SSgA as to which we believe SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. In order to protect the interests of the affected plans and their participants while we pursue these remedies, we have made payments to affected plan clients that authorized us to proceed on their behalf.

Excluding the charge discussed above, adjusted operating income for 2007 increased $29 million compared to 2006, reflecting improved results from our full service business and essentially unchanged results for our institutional investment products business. The full service business benefited primarily from higher fees, driven by increases in full service retirement account values related primarily to market appreciation. Contributing to the increase to a lesser extent was the lack of transition expenses in 2007, as 2006 included $6 million of transition expenses related to the completion of the integration of the retirement business acquired from CIGNA. Partially offsetting these items within the full service business was an increase in general and administrative expenses driven by expenses incurred to expand our product and service capabilities. In addition, adjusted operating income for 2006 included a benefit from the disposition of real estate within an investment joint venture. In our institutional investment products business, a greater contribution from investment results, primarily due to a larger base of invested assets and higher portfolio yields, and improved case experience essentially offset decreases in the market value of certain externally managed investments in the European market during 2007, a decrease in the level of mortgage prepayment income, and a lower benefit from reserve refinements reflecting updates of client census data on a group annuity block of business. For information regarding our externally managed investments in the European market, see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category.” Contributing to the higher portfolio yields in 2007 is the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates, which primarily occurred in the first half of 2006. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains.”

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

Revenues

2007 to 2006 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $304 million, from $4.378 billion in 2006 to $4.682 billion in 2007. Net investment income increased $251 million, primarily due to a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and higher portfolio yields, partially offset by a benefit in 2006 from the disposition of real estate within an investment joint venture and decreases in the level of mortgage prepayment income. Also contributing to the increase in net investment income is $24 million relating to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA. Due to this change, the results of this business, which were previously presented on a net basis in “Asset management fees and other income” are, beginning on April 1, 2006, presented on a gross basis in our results of operations. In addition, asset management fees and other income increased $25 million reflecting growth in fees due to higher full service retirement account values primarily resulting from market appreciation, partially offset by decreases in the market value of certain externally managed investments in the European market. Premiums increased $35 million, driven by higher single premium group annuity and life-contingent structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

2006 to 2005 Annual Comparison. Revenues increased $353 million, from $4.025 billion in 2005 to $4.378 billion in 2006. Net investment income increased $385 million, of which $75 million is due to the change in the reinsurance arrangement related to the guaranteed cost business acquired from CIGNA as discussed above. The remainder of the increase in net investment income primarily reflects a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and investments financed by borrowings. As noted above, net investment income also includes the impact of mortgage prepayments, the benefit from the disposition of real estate within an investment joint venture, and the collection of investment income on a previously defaulted bond, as well as the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates. Partially offsetting the increases in revenue discussed above, was a decrease in premiums of $26 million reflecting lower sales of life-contingent structured settlements in 2006, partially offset by a single large sale of a group annuity product in the first quarter of 2006.

Benefits and Expenses

2007 to 2006 Annual Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $357 million, from $3.869 billion in 2006 to $4.226 billion in 2007. Interest credited to policyholders’ account balances increased $220 million, primarily reflecting higher interest credited on a greater base of guaranteed investment products sold in the institutional and retail markets and higher crediting rates on general account liabilities. General and administrative expenses, net of capitalization, increased $88 million primarily reflecting payments made to plan clients related to a legal action filed against an unaffiliated asset manager, as discussed above, and increased expenses incurred to expand our full service product and service capabilities. In addition, policyholders’ benefits, including the change in policy reserves, increased $41 million primarily reflecting the increase in premiums on higher single premium group annuity and life-contingent structured settlement sales discussed above, as well as a lower benefit from reserve refinements relating to updates of client census data on a group annuity block of business. Also contributing to the increase in policyholders’ benefits is a $21 million increase due to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA discussed above. These increases in policyholders’ benefits were partially offset by improved case experience in 2007.

2006 to 2005 Annual Comparison.    Benefits and expenses increased $342 million, from $3.527 billion in 2005 to $3.869 billion in 2006. Interest credited to policyholders’ account balances increased $220 million reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets, as well as higher crediting rates on full service general account liabilities. Interest expense increased $98 million primarily due to increased financing costs on increased borrowings, the proceeds of which were used to purchase invested assets. Policyholders’ benefits, including the change in policy reserves, increased $55 million and reflects a $66 million increase due to the change in the reinsurance arrangement related to the guaranteed cost business acquired from CIGNA as discussed above and a $15 million increase due to lower reserve releases in 2006 as discussed above. Excluding these items, policyholders’ benefits, including the change in policy reserves, decreased $26 million, primarily from the $26 million decrease in premiums discussed above. General and administrative expenses were relatively stable as the decrease in transition expenses in 2006, were mostly offset by expenses incurred to expand our full service distribution and client servicing capabilities, as well as costs incurred related to expense reduction initiatives.

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

	Year ended December 31,
	2007	2006	2005
	(in millions)
Full Service(2):
Beginning total account value	$97,430	$88,385	$83,891
Deposits and sales	14,692	16,156	13,006
Withdrawals and benefits	(13,749)	(15,989)	(13,918)
Change in market value, interest credited and interest income(3)	6,563	8,878	5,406
Acquisition(1)	7,256	—	—

Ending total account value	$112,192	$97,430	$88,385

Net additions (withdrawals)	$943	$167	$(912)

Institutional Investment Products(4):
Beginning total account value	$50,269	$48,080	$47,680
Additions	4,973	5,993	4,065
Withdrawals and benefits(5)	(5,866)	(4,881)	(4,347)
Change in market value, interest credited and interest income	2,765	2,247	2,319
Other(5)(6)	(550)	(1,170)	(1,637)

Ending total account value	$51,591	$50,269	$48,080

Net additions (withdrawals)	$(893)	$1,112	$(282)

(1)	On December 31, 2007 we acquired a portion of Union Bank of California, N.A.’s retirement business for $103 million of cash consideration.
(2)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.7 billion, $5.6 billion and $5.3 billion as of December 31, 2007, 2006 and 2005, respectively.
(3)	Change in market value, interest credited and interest income includes $511 million for 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form.
(4)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.5 billion, $5.3 billion and $6.4 billion as of December 31, 2007, 2006 and 2005, respectively.
(5)	Transfers between the Retirement and Asset Management segments, previously presented within Withdrawals and benefits, have been reclassified to Other for all periods presented.
(6)	Other includes transfers from (to) the Asset Management segment of $185 million, $(1,475) million, and $(1,186) million for 2007, 2006, and 2005 respectively. Other also includes $(511) million for 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form. Remaining amounts for all periods presented primarily represent changes in asset balances for externally managed accounts.

2007 to 2006 Annual Comparison.    Account values in our full service business amounted to $112.2 billion as of December 31, 2007, an increase of $14.8 billion from December 31, 2006. The increase in account values was driven primarily by an increase in the market value of customer funds and $7.3 billion of account values acquired from Union Bank of California, N.A. Net additions (withdrawals) increased $776 million, from net additions of $167 million in 2006 to net additions of $943 million in 2007, reflecting lower plan lapses, partially offset by lower new plan sales. Net additions in 2006 included three large client sales totaling $2.7 billion, and four large plan terminations totaling $2.7 billion primarily associated with merger and plan consolidation activity.

Account values in our institutional investment products business amounted to $51.6 billion as of December 31, 2007, an increase of $1.3 billion from December 31, 2006, primarily reflecting interest on general account business and an increase in the market value of customer funds, partially offset by net withdrawals of $893 million. Net additions (withdrawals) decreased $2.0 billion, from net additions of $1.1 billion in 2006 to net withdrawals of $893 million in 2007. This decrease reflects lower additions driven by lower sales of guaranteed investment products in the institutional markets due to unfavorable market conditions in 2007, as well as higher withdrawals from fee-based account values.

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

Account values in our institutional investment products business amounted to $50.3 billion as of December 31, 2006, an increase of $2.189 billion from December 31, 2005, primarily reflecting interest on general account business and an increase in the market value of customer funds. Net additions (withdrawals) improved $1.394 billion, from net withdrawals of $282 million in 2005 to net additions of $1.112 billion in 2006, reflecting higher sales of guaranteed investment products in the institutional and retail markets.

International Insurance and Investments Division

As a U.S.-based company with significant business operations outside the U.S., we seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent earnings. The operations of our International Insurance and International Investments segments are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. As discussed further below, we enter into forward currency derivative contracts, as well as “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar denominated earnings streams.

The financial results of our International Insurance segment and International Investments segment, excluding the global commodities group, for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency income hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations executes forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of each segment as follows for the periods indicated:

	Year ended December 31,
	2007	2006	2005
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$88	$50	$(38)
International Investments	(14)	(7)	(6)

Total International Insurance and Investments Division	$74	$43	$(44)

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts. The consolidated net impact of this program recorded within the Corporate and Other operations was a gain of $4 million, and losses of $1 million and $11 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. The effect of these dual currency and synthetic dual currency investments is taken into account as part of our currency income hedging program. As of December 31, 2007 and December 31, 2006, the principal of these investments were ¥538 billion, or $4.8 billion, and ¥545 billion, or $4.9 billion, respectively. For the years ended December 31, 2007, 2006 and 2005, the weighted average yield generated by these investments was 2.3%, 2.7% and 2.5%, respectively. For information regarding the weighted average exchange rate resulting from these investments see “—Dual Currency Investments,” below.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	December 31, 2007	December 31, 2006
	(in millions)
Forward currency contracts	$12	$105
Cross-currency coupon swap agreements	40	54
Foreign exchange component of interest on dual currency investments	(11)	11

Total	$41	$170

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. In the case of our Japanese insurance operations, which constitute our most significant foreign operations, we hedge 100% of our U.S. GAAP equity in these subsidiaries by maintaining U.S. dollar denominated investments equivalent to their U.S. GAAP equity. In addition, we currently hedge a portion of the economic surplus, which represents the amount by which the present value of the future cash flows of the Japanese insurance operations’ current in force block of business, after considering various shock scenarios, exceeds their current U.S. GAAP equity, through increased investment in U.S. dollar denominated investments.

As of December 31, 2007, our Japanese insurance operations have U.S. dollar denominated investments of $4.0 billion which serve as a natural hedge of the yen-based U.S. GAAP equity of these operations and $0.9 billion that serve to hedge a portion of the economic surplus in excess of U.S. GAAP equity of these operations. These U.S. dollar denominated investments pay a coupon, which is reflected within ”Net investment income,” and, therefore, included in adjusted operating income, and generally pay a coupon greater than that which a similar yen-based investment would pay. See “—Realized Investment Gains and General Account Investments—General Account Investments—Investment Results” for the investment yields generated by our Japanese insurance operations. Since these U.S. dollar assets are recorded on the books of a yen-based entity, changes in foreign currency exchange rates impact the fair value of these investments. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar denominated investments will decrease related to foreign currency exchange rates. These investments are designated as available-for-sale under U.S. GAAP and are recorded at fair value on the balance sheet with changes in fair value, including those from changes in foreign currency exchange rates, recorded as unrealized gains or losses in “Accumulated other comprehensive income” within Stockholders’ Equity. As of December 31, 2007, the U.S. dollar investments serving as a hedge of our economic surplus in excess of U.S. GAAP equity were in an unrealized gain position related to foreign currency exchange rates. Upon sale or maturity of these investments any remaining unrealized gain or loss will be included in “Realized gains (losses), net” within the income statement and, excluded from adjusted operating income. Similarly, any impairment recognized on these investments, including those for an other-than-temporary decline in value that may include the impact of changes in foreign currency exchange rates, will be included in “Realized gains (losses), net” within the income statement, and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments. Prospectively, we will seek to continue to hedge 100% of the U.S. GAAP equity, and, to varying degrees, the economic surplus of the Japanese insurance operations, which we may accomplish through holding U.S. dollar investments within the Japanese insurance operations (either available-for-sale or held-to-maturity) or through yen denominated borrowings issued within our U.S. operations.

As of December 31, 2007, our Japanese insurance operations also have $4.1 billion of U.S. dollar denominated investments that offset the foreign currency exposure of U.S. liabilities from U.S. dollar denominated products issued by these operations, as well as $1.1 billion of U.S. dollar denominated investments that are hedged to yen through third party contracts. See “—Realized Investment Gains and General Account Investments—General Account Investments” for a discussion of our general account investments, including specific discussion of our Japanese general account investment portfolio.

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including, for constant dollar information discussed below, Japanese yen at a rate of 106 yen per U.S. dollar; Korean won at a rate of 950 won per U.S. dollar. New annualized premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Operating Results:
Revenues:
Life Planner operations	$5,313	$4,876	$4,482
Gibraltar Life	2,835	2,854	3,189

	8,148	7,730	7,671

Benefits and expenses:
Life Planner operations	4,394	3,946	3,674
Gibraltar Life	2,266	2,361	2,687

	6,660	6,307	6,361

Adjusted operating income:
Life Planner operations	919	930	808
Gibraltar Life	569	493	502

	1,488	1,423	1,310

Realized investment gains (losses), net, and related adjustments(1)	464	195	180
Related charges(1)(2)	(61)	(11)	(89)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(99)	28	186
Change in experience-rated contractholder liabilities due to asset value changes(4)	99	(28)	(186)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,891	$1,607	$1,401

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”

Adjusted Operating Income

2007 to 2006 Annual Comparison.    Adjusted operating income from Life Planner operations decreased $11 million, from $930 million in 2006 to $919 million in 2007, including a $33 million favorable impact of currency fluctuations. These currency fluctuations reflect the year over year change in foreign currency exchange rates. In addition, 2007 adjusted operating income of our Life Planner operations included a $102 million decrease in the market value of certain externally managed investments in the European market. Excluding the impact of the latter item and currency fluctuations, adjusted operating income of our Life Planner operations increased $58 million, primarily as a result of the continued growth of our Japanese Life Planner operations. For information regarding our externally managed investments in the European market, see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category.”

Gibraltar Life’s adjusted operating income increased $76 million, from $493 million in 2006 to $569 million in 2007, including a $4 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income for Gibraltar Life increased $72 million primarily reflecting improved investment income margins. The improvement in investment income margins reflects the benefit of various investment portfolio strategies, including duration lengthening in our Japanese yen investments, increased credit exposure and increased utilization of U.S. dollar based investments. In addition, the continued growth of our U.S. dollar denominated fixed annuity product contributed to the improvement in investment income margins. Investment income margins also benefited $15 million in 2007 from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture. Partially offsetting these benefits to investment income margins was an $11 million decrease in the market value of certain externally managed investments in the European market and the benefit in 2006 of $6 million from an investment joint venture transaction. The increase in adjusted operating income also reflects a $17 million charge recognized in 2006 for refinements in policy liabilities.

2006 to 2005 Annual Comparison.    Adjusted operating income from our Life Planner operations increased $122 million, from $808 million in 2005 to $930 million in 2006, including a $50 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income increased $72 million reflecting continued growth of our Japanese and Korean Life Planner operations and improved investment margins. The improved investment margins reflect the favorable effect of certain investment portfolio strategies initially implemented in 2005 including increased investments in unhedged U.S. dollar denominated securities. Adjusted operating income in 2005 included a one-time $44 million benefit from an investment joint venture, $5 million from a reduction in our liability for guaranty fund assessments and a $5 million benefit from reserve refinements on recently introduced products in our Korean operation.

Gibraltar Life’s adjusted operating income declined $9 million, from $502 million in 2005 to $493 million in 2006, including a $23 million favorable impact of currency fluctuations. Refinements of certain policy liabilities resulted in a $17 million reduction of Gibraltar Life’s 2006 adjusted operating income, while results for 2005 benefited $9 million from refinements in reserves for a block of business. Excluding the impact of these items and currency fluctuations, adjusted operating income of Gibraltar Life declined $6 million. Adjusted operating income in 2006 includes a $6 million charge for an increase in our estimated liability for guaranty fund assessments, for which 2005 included a benefit of $10 million. In addition, mortality experience and expense levels were less favorable in 2006. Improved investment income margins were a partial offset, reflecting income in 2006 of $6 million from a single real estate related investment and the favorable effect of certain investment portfolio strategies initially implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities.

Revenues

2007 to 2006 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $418 million, from $7.730 billion in 2006 to $8.148 billion in 2007. Excluding the impact of currency fluctuations, which had no net impact, revenues increased $418 million, from $8.246 billion in 2006 to $8.664 billion in 2007.

Revenues from our Life Planner operations increased $437 million, from $4.876 billion in 2006 to $5.313 billion in 2007, including a net favorable impact of currency fluctuations of $21 million. Excluding the impact of currency fluctuations, revenues increased $416 million from 2006 to 2007, primarily reflecting increases in premiums and policy charges and fee income of $386 million, from $4.435 billion in 2006 to $4.821 billion in 2007. Premiums and policy charges and fee income increased $271 million, from $3.061 billion in 2006 to $3.332 billion in 2007, in our Japanese Life Planner operation and increased $81 million, from $1.072 billion in 2006 to $1.153 billion in 2007, in our Korean operation. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Net investment income also increased $133 million, from $716 million in 2006 to $849 million in 2007, due to asset growth and higher investment yields reflecting duration lengthening of our Japanese yen investment portfolio and increased utilization of U.S. dollar based investments. Offsetting the increase in net investment income was a $102 million decrease in the market value of certain externally managed investments in the European market during 2007, which is reflected in asset management fees and other income.

Revenues from Gibraltar Life declined $19 million, from $2.854 billion in 2006 to $2.835 billion in 2007, including an unfavorable impact from currency fluctuations of $21 million. Excluding the impact of currency fluctuations, revenues increased $2 million, from $3.074 billion in 2006 to $3.076 billion in 2007. Premiums decreased $89 million, from $2.224 billion in 2006 to $2.135 billion in 2007, as premiums in 2006 benefited $92 million from additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization for which 2007 includes no such benefit. Substantially all of these premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also reflected in premiums are higher sales of single premium contracts and an increase in first-year premium, mostly offset by a decrease in renewal premiums reflecting the expected attrition of older business. Our premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to products with a retirement and savings objective, for which customer funds received are recorded as deposits. More than offsetting the decrease in premium was a $104 million increase in net investment income, from $788 million in 2006 to $892 million in 2007, due to improved investment income margins, as discussed above.

2006 to 2005 Annual Comparison    Revenues increased $59 million, from $7.671 billion in 2005 to $7.730 billion in 2006, including a net unfavorable impact of $179 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $238 million, from $8.008 billion in 2005 to $8.246 billion in 2006.

Revenues from our Life Planner operations, excluding the impact of currency fluctuations, increased $437 million, from $4.735 billion in 2005 to $5.172 billion in 2006. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $389 million, from $4.046 billion in 2005 to $4.435 billion in 2006, and a $61 million increase in net investment income from 2005 to 2006. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $262 million, from $2.799 billion in 2005 to $3.061 billion in 2006. Premiums and policy charges and fee income from our Korean operation increased $101 million, from $971 million in 2005 to $1.072 billion in 2006. The increase in premiums and policy charges and fee income in both operations was primarily the result of business growth and strong persistency. The increase in net investment income reflects business growth and the favorable effect of certain investment portfolio strategies initially implemented in 2005, as discussed above. Net investment income in 2005 included a one-time, $44 million benefit from an investment joint venture.

Revenues for Gibraltar Life declined $335 million, from $3.189 billion in 2005 to $2.854 billion in 2006, including a $136 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues declined $199 million, from $3.273 billion in 2005 to $3.074 billion in 2006. The decline in revenues reflects a decline in premiums of $274 million, from $2.498 billion in 2005 to $2.224 billion in 2006. The decline in premium income reflects a $136 million decrease, from $228 million in 2005 to $92 million in 2006, in premiums recognized in connection with issuance of additional face amounts of insurance under a special dividend arrangement established as part of Gibraltar Life’s reorganization. The decline in premiums also reflects a decrease of $89 million in single premium contracts, as sales associated with retirement and savings objectives have transitioned from traditional products on which premiums are recorded to products for which customer funds received are accounted for as deposits. The remainder of the decline in premiums reflected the expected attrition of older business. A $97 million increase in net investment income, from $691 million in 2005 to $788 million in 2006, was a partial offset. The increase in net investment income reflected the increase in Gibraltar Life’s U.S. dollar denominated fixed annuity business, the favorable effect of certain investment portfolio strategies initially implemented in 2005, and income of $6 million in 2006 from a single real estate related investment as discussed above.

Benefits and Expenses

2007 to 2006 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $353 million, from $6.307 billion in 2006 to $6.660 billion in 2007, including a net favorable impact of $37 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $390 million, from $6.816 billion in 2006 to $7.206 billion in 2007.

Benefits and expenses of our Life Planner operations increased $448 million, from $3.946 billion in 2006 to $4.394 billion in 2007, including a net favorable impact of $12 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $460 million, from $4.228 billion in 2006 to $4.688 billion in 2007. Benefits and expenses of our Japanese Life Planner operation increased $290 million, from $2.822 billion in 2006 to $3.112 billion in 2007, while benefits and expenses from our Korean operation increased $126 million, from $975 million in 2006 to $1.101 billion in 2007. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven by new sales and strong persistency. Also contributing to the increase in benefits and expenses are higher general and administrative expenses primarily as a result of business growth.

Gibraltar Life’s benefits and expenses declined $95 million, from $2.361 billion in 2006 to $2.266 billion in 2007, including a $25 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses declined $70 million, from $2.588 billion in 2006 to $2.518 billion in 2007. This decline is primarily due to the effects of the special dividend arrangement discussed above and the $17 million charge recognized in 2006 for refinements in policy liabilities. Partially offsetting the decline in benefits and expenses, was higher interest credited to policyholders’ account balances resulting from growth in our U.S. dollar denominated fixed annuity product.

2006 to 2005 Annual Comparison.    Benefits and expenses declined $54 million, from $6.361 billion in 2005 to $6.307 billion in 2006, including a favorable impact of $252 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $198 million, from $6.618 billion in 2005 to $6.816 billion in 2006.

Benefits and expenses of our Life Planner operations, excluding the impact of currency fluctuations, increased $365 million, from $3.863 billion in 2005 to $4.228 billion in 2006. Benefits and expenses of our Japanese Life Planner operation increased $217 million, from $2.605 billion in 2005 to $2.822 billion in 2006. Benefits and expenses from our Korean operation increased $103 million, from $872 million in 2005 to $975 million in 2006. The increase in benefits and expenses in both operations reflects a greater volume of business in force, which was driven by new sales and strong persistency. Benefits and expenses in 2005 include the favorable impacts of a reduction in our liability for guaranty fund assessments in our Japanese Life Planner operation and reserve refinements on recently introduced products in our Korean operation discussed above.

Gibraltar Life’s benefits and expenses declined $326 million, from $2.687 billion in 2005 to $2.361 billion in 2006, including a $159 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses declined $167 million, from $2.755 billion in 2005 to $2.588 billion in 2006, reflecting the lower increases in reserves due to $228 million lower premiums associated with the special dividend arrangement and lower single premium contracts as discussed above. These lower reserve increases corresponding to the level of premiums were partially offset by a less favorable level of policyholder benefits and expenses, which included charges of $17 million in 2006 from refinements in policy liabilities, compared to a favorable impact of $9 million in 2005 from refinements in reserves for a block of business. Additionally, benefits and expenses for 2006 include a $6 million charge to increase our estimated liability for guaranty fund assessments, while 2005 included a favorable impact of $10 million from a reduction of that liability.

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

	Year ended December 31,
	2007	2006	2005
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
Life Planner operations	$788	$767	$856
Gibraltar Life	359	357	323

Total	$1,147	$1,124	$1,179

On a constant exchange rate basis:
Life Planner operations	$821	$808	$889
Gibraltar Life	382	377	329

Total	$1,203	$1,185	$1,218

2007 to 2006 Annual Comparison.    On a constant exchange rate basis, new annualized premiums increased $18 million, from $1.185 billion in 2006 to $1.203 billion in 2007. On this same basis, new annualized premiums from our Japanese Life Planner operations increased $10 million reflecting increased sales of retirement income and U.S. dollar denominated whole life products, partially offset by lower sales of increasing term life products to corporations as a result of pending tax law changes. Sales in all other countries, also on a constant exchange rate basis, increased $3 million as decreased sales in Korea mostly offset increased sales in Taiwan and the rest of our Life Planner operations. The number of Life Planners increased 338, or 6%, from 5,828 as of December 31, 2006 to 6,166 as of December 31, 2007. This increase was driven by increases of 112, 66 and 90 in our Life Planner operations in Japan, Korea and Taiwan, respectively. In addition, during 2007, 82 Life Planners in Japan were transferred to Gibraltar primarily to support our efforts to expand our bank channel distribution.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $5 million from 2006 to 2007, primarily due to higher sales of our U.S. dollar whole life product and other traditional insurance products, which was partially offset by lower sales of our U.S. dollar denominated single premium fixed annuity, particularly in our bank distribution channel. The number of Life Advisor’s increased 320, or 5%, from 5,944 as of December 31, 2006 to 6,264 as of December 31, 2007.

2006 to 2005 Annual Comparison.    On a constant exchange rate basis, new annualized premiums declined $33 million, from $1.218 billion in 2005 to $1.185 billion in 2006. On this same basis, new annualized premiums from our Japanese Life Planner operation declined $72 million, primarily reflecting a decline in sales of U.S. dollar denominated products. Higher sales in 2005 reflected the popularity of these products and sales in anticipation of premium rate increases. The decline in these sales was partially offset by increased sales of term life insurance products. Sales in all other countries, also on a constant exchange rate basis, declined $9 million primarily reflecting declines in sales in Korea and Taiwan.

New annualized premiums from our Gibraltar Life operation increased $48 million, on a constant exchange rate basis, from $329 million in 2005 to $377 million in 2006. Sales of our U.S. dollar denominated single premium fixed annuity product increased $95 million, from $46 million in 2005 to $141 million in 2006, including $49 million of sales through our bank distribution channel which commenced in the first quarter of 2006. Sales of our U.S. dollar denominated whole life policies increased $18 million, from $5 million in 2005 to $23 million in 2006. These increases were partially offset by a decline in sales of our single pay whole life products, from $50 million in 2005 to $12 million in 2006, and our traditional whole life products, from $77 million in 2005 to $52 million in 2006.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the years ended December 31, 2007, 2006, and 2005 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Dual Currency Investments

The table below presents as of December 31, 2007, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
2008	¥3.5	¥6.5	¥10.0	90.5
2009	3.4	5.8	9.2	88.7
2010	3.2	4.9	8.1	87.4
2011-2034	39.1	60.2	99.3	79.9

Total	¥49.2	¥77.4	¥126.6	81.7

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The table above does not reflect the currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Operating results:
Revenues	$769	$590	$487
Expenses	510	447	381

Adjusted operating income	259	143	106
Realized investment gains (losses), net, and related adjustments (1)	1	61	—
Related charges(2)	(3)	—	—
Equity in earnings of operating joint ventures(3)	(30)	(28)	(22)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$227	$176	$84

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.
(3)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Consolidated Statements of Operations.

In 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. We subsequently renamed the company Prudential Investment & Securities Co., Ltd, or PISC. On January 25, 2008, we completed the acquisition of the remaining 20 percent for $90 million and PISC is now a wholly owned operation.

On July 12, 2007, we sold our 50% interest in our operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l., which we accounted for under the equity method, to our partner Oppenheim S.C.A. for $121 million. These businesses establish, package and distribute mutual fund products to German and other European retail investors. We recorded a pre-tax gain on the sale of $37 million, which is reflected in the adjusted operating income of our International Investments segment in 2007. These businesses contributed $3 million, $4 million and $1 million of adjusted operating income to the results of the International Investments segment for the years ended December 31, 2007, 2006 and 2005, respectively.

On January 18, 2008, we made an additional investment of $154 million in our UBI Pramerica operating joint venture in Italy, which we account for under the equity method. This additional investment was necessary to maintain our ownership interest at 35% and was a result of the merger of our joint venture partner with another Italian bank, and their subsequent consolidation of their asset management companies into the UBI Pramerica joint venture.

Adjusted Operating Income

2007 to 2006 Annual Comparison.    Adjusted operating income increased $116 million, from $143 million in 2006 to $259 million in 2007. Adjusted operating income for 2007 includes the $37 million gain from the sale of our Oppenheim joint ventures as discussed above and a $17 million benefit from recoveries related to a former investment of our Korean asset management operations. In addition, market value changes on securities relating to exchange memberships benefited 2007 by $42 million, while benefiting 2006 by $21 million.

Excluding the benefit of the items discussed above, adjusted operating income increased by $41 million reflecting more favorable results from our asset management businesses in Korea and China. The adjusted operating income of our Korean asset management operations also includes $17 million and $21 million in 2007 and 2006, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the 2004 acquisition of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2006 to 2005 Annual Comparison.    Adjusted operating income increased $37 million, from $106 million in 2005 to $143 million in 2006. This increase reflects income recognized in 2006 from market value changes on securities, principally relating to exchange memberships. Also contributing to the increase in adjusted operating income was improved results from the segment’s asset management operations, principally reflecting higher performance fees and asset management fees in a joint venture, as well as more favorable sales and trading results from our global commodities group business. Results for 2006 and 2005 include fee revenue from the Korean government under the agreement discussed above of $21 million and $24 million, respectively.

Revenues

2007 to 2006 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $179 million, from $590 million in 2006 to $769 million in 2007. This increase reflects the gain from the sale of our Oppenheim joint ventures, gains from market value changes on securities relating to exchange memberships, and the gain associated with the recovery of a former investment, as well as higher revenue from our asset management operations.

2006 to 2005 Annual Comparison.    Revenues increased $103 million, from $487 million in 2005 to $590 million in 2006. This increase includes income recognized in 2006 from market value changes on securities, principally relating to exchange memberships. Also contributing to this increase were higher revenues from our global commodities group business, our Korean asset management operations, and a joint venture as discussed above.

Expenses

2007 to 2006 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $63 million, from $447 million in 2006 to $510 million in 2007, primarily due to higher expenses corresponding with the higher level of revenues generated by our asset management operations.

2006 to 2005 Annual Comparison.    Expenses increased $66 million, from $381 million in 2005 to $447 million in 2006, primarily due to higher expenses corresponding with the higher level of revenues generated by our global commodities group business and our Korean asset management operations.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and real estate and relocation services.

Corporate operations consist primarily of: (1) corporate-level income and expenses, after allocations to any of our business segments, including income and expense from our qualified pension and other employee benefit plans and investment returns on capital that is not deployed in any of our segments; (2) returns from investments that we do not allocate to any of our business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by our business segments; and (3) businesses that we have placed in wind-down status but have not divested as well as the impact of transactions with other segments.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Operating Results:
Corporate Operations(1)	$(78)	$(28)	$83
Real Estate and Relocation Services	28	75	105

Adjusted operating income	(50)	47	188

Realized investment gains (losses), net, and related adjustments(2)	(126)	108	359
Investment gains (losses) on trading account assets supporting insurance liabilities, net(1)(3)	2	(2)	—
Divested businesses(4)	37	76	(16)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(137)	$229	$531

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	See “—Divested Businesses.”

2007 to 2006 Annual Comparison.    Adjusted operating income decreased $97 million, from income of $47 million in 2006 to a loss of $50 million in 2007. Adjusted operating income from corporate operations decreased $50 million, from a loss of $28 million in 2006 to a loss of $78 million in 2007. Corporate operations investment income, net of interest expense, decreased $62 million, primarily reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, increased borrowings and less favorable income from equity method investments, including tax credit investments, partially offset by investment income, net of related interest expense, from the investment of proceeds from our $2 billion November 2005 convertible debt issuance and our $2 billion December 2006 convertible debt issuance. In May 2007 the company called for redemption the November 2005 convertible debt securities. The proceeds from our December 2006 convertible debt issuance were previously used to fund an investment portfolio, but beginning in December of 2007 were reinvested in short-term investments and may be used to fund operations in lieu of other short-term borrowings in future periods. The proceeds from a $3 billion December 2007 convertible debt issuance have been deployed in a similar manner. We anticipate our investment income, net of interest expense within our corporate operations will continue to decline in future periods as we continue to repurchase shares and experience less pre-tax earnings on a growing book of equity method tax credit investments.

Corporate operations includes income from our qualified pension plan of $366 million in 2007, an increase of $23 million from $343 million in 2006. The increase reflects changes in the market value of our plan assets. During 2007 we transferred $1 billion of assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2008, we will increase the discount rate to 6.25% from 5.75% in 2007. The expected return on plan assets will decline from 8.00% in 2007 to 7.75% in 2008 and the assumed rate of increase in compensation will remain unchanged at 4.5%. We determined our expected return on plan assets based upon the arithmetic average of prospective returns, which is based upon a risk free interest rate as of the measurement date adjusted by a risk premium that considers historical information and expected asset manager performance for equity, debt and real estate markets applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions, the decline in plan assets supporting pension benefits of $1 billion discussed above, as well as other items, including the increase in market value of pension assets, we expect on a consolidated basis income from our own qualified pension plan will continue to contribute to adjusted operating income in 2008, but at a level of about $70 million to $80 million below that of the year 2007. This decline will be offset by a decline in other postretirement benefit expenses in a range of $80 million to $90 million. The decline in other postretirement benefit expense is driven primarily by the increase in expected return on assets reflecting the transfer of assets to our retiree medical benefit plans discussed above. In 2008, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments.

Adjusted operating income of our real estate and relocation services business decreased $47 million, from $75 million in 2006 to $28 million in 2007. The decline reflected lower transaction volume associated with less favorable residential real estate market conditions as well as a fixed asset write-off in 2007.

2006 to 2005 Annual Comparison.    Adjusted operating income decreased $141 million, from $188 million in 2005 to $47 million in 2006. Adjusted operating income from corporate operations decreased $111 million, from income of $83 million in 2005 to a loss of $28 million in 2006. Corporate operations investment income, net of interest expense, decreased $79 million primarily reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, increased borrowings, higher short term borrowing rates and less favorable income from equity method investments. These items were partially offset by income from the investment of proceeds from our convertible debt issuances of $2 billion principal amount in November 2005 and $2 billion principal amount in December 2006. In 2005, adjusted operating income from corporate operations included $20 million of non-recurring gains from home office property sales.

Corporate operations includes income from our qualified pension plan of $343 million in 2006, a decrease of $68 million from $411 million in 2005. The decline includes the impact of a reduction in the expected return on plan assets from 8.5% for 2005 to 8.0% for 2006.

General and administrative expenses, excluding income from our qualified pension plan, declined by $93 million, reflecting lower employee benefit costs in 2006. Results for 2005 included the reversal of $30 million of amortization of deferred policy acquisition costs recorded in earlier periods.

Adjusted operating income of our real estate and relocation services business decreased $30 million, from $105 million in 2005 to $75 million in 2006. The decline was driven by less favorable residential real estate market conditions in 2006.

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

As of December 31, 2007, the Company has recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $732 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains in the current period, as well as changes in assets and related liabilities that support the policies. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $1.047 billion as of December 31, 2007, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in millions)
U.S. GAAP results:
Revenues	$7,981	$7,812	$8,026
Benefits and expenses	7,691	7,409	7,544

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$290	$403	$482

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2007 to 2006 Annual Comparison.    Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $113 million, from $403 million in 2006 to $290 million in 2007. Current year results reflect an increase in dividends to policyholders of $213 million reflecting an increase in dividends paid and accrued to policyholders primarily due to an increase in the 2008 dividend scale, as well as an increase in the cumulative earnings policyholder dividend obligation expense of $92 million. In addition, results for 2007 reflect higher claim costs that continue to increase with the aging of the Closed Block policyholders, while results for 2006 included a reserve release as a result of reserve factor updates. These decreases to income were partially offset by an increase of $79 million in net investment income, net of interest expense, primarily related to higher income on joint venture and limited partnership investments and higher dividend income from public equity investments, and an increase of $108 million in net realized investment gains, from $481 million in 2006 to $589 million in 2007. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

2006 to 2005 Annual Comparison.    Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $79 million, from $482 million in 2005 to $403 million in 2006. Results for 2006 reflect realized investment gains of $481 million as compared to $636 million in 2005, a decrease of $155 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” The decrease in net realized investment gains was partially offset by a decrease in dividends to policyholders of $135 million, which is comprised of a decline in the policyholder dividend obligation expense of $169 million, partially offset by a $34 million increase in dividends paid and accrued to policyholders.

Revenues

2007 to 2006 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $169 million, from $7.812 billion in 2006 to $7.981 billion in 2007, principally driven by the $108 million increase in net realized investment gains and an increase of $109 million in net investment income. The increase in net investment income reflects higher income on joint venture and limited partnership investments and public equity investments. These increases in revenue were partially offset by a decrease in premiums, with a corresponding decline in changes in reserves, as the policies in force have matured or terminated. We expect this decline in premiums for this business to continue as these polices continue to mature or terminate.

2006 to 2005 Annual Comparison. Revenues decreased $214 million, from $8.026 billion in 2005 to $7.812 billion in 2006. Revenues in 2006 reflect a decrease of $155 million in net realized investment gains and a decrease of $41 million in net investment income. Additionally, results in 2006 reflect a decline in premiums, with a corresponding decline in changes in reserves, as policies in force in the Closed Block have matured or terminated.

Benefits and Expenses

2007 to 2006 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $282 million, from $7.409 billion in 2006 to $7.691 billion in 2007. This increase reflects a $213 million increase in dividends to policyholders reflecting an increase in dividends paid and accrued to policyholders primarily due to an increase in the 2008 dividend scale, as well as an increase in the cumulative earnings policyholder dividend obligation expense of $92 million. Policyholders’ benefits, including changes in reserves, increased $54 million primarily reflecting higher claim costs in 2007 that continue to increase with the aging of the Closed Block policyholders, and a reserve release in 2006.

2006 to 2005 Annual Comparison.    Benefits and expenses decreased $135 million, from $7.544 billion in 2005 to $7.409 billion in 2006, as dividends to policyholders decreased $135 million, reflecting a decline in the policyholder dividend obligation expense of $169 million, partially offset by a $34 million increase in dividends paid and accrued to policyholders.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2007, 2006 and 2005, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Tax provision	$1,245	$1,245	$803
Impact of:
Non-taxable investment income	253	252	185
Foreign taxes at other than U.S. rate	68	58	(61)
Low income housing and other tax credits	67	51	53
Change in valuation allowance	32	2	(76)
State and local taxes	(21)	(21)	(22)
Non-deductible expenses	(10)	(45)	(70)
Completion of Internal Revenue Service examination for the years 1997 to 2001	—	—	720
Other	6	(4)	(36)

Tax provision excluding these items	$1,640	$1,538	$1,496

Tax provision at statutory rate	$1,640	$1,538	$1,496

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, see Note 17 of the Consolidated Financial Statements.

The dividends received deduction reduces the amount of dividend income subject to tax and in recent years is the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Internal Revenue Service, or Service, issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 results.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Year ended December 31,
	2007	2006	2005
	(in millions)
Equity sales, trading and research operations	$(101)	$9	$14
Real estate investments sold or held for sale	63	98	—
Healthcare operations	14	29	22
International securities operations	8	(8)	(26)
Canadian intermediate weekly premium and individual health operations	—	(10)	(31)
Philippine insurance operations	—	(12)	—
Dryden Wealth Management	—	(4)	(56)
Other	—	—	(7)

Income (loss) from discontinued operations before income taxes	(16)	102	(84)
Income tax expense (benefit)	(33)	31	(11)

Income (loss) from discontinued operations, net of taxes	$17	$71	$(73)

The year ended December 31, 2007 includes a $21 million tax benefit associated with the discontinued international securities operations.

Results for our equity sales, trading and research operations known as Prudential Equity Group, previously included in the Financial Advisory segment, have been classified as discontinued operations for all periods presented, as a result of our decision to exit these operations. Included within the table above for the year ended December 31, 2007 is $104 million of pre-tax losses incurred in connection with this decision, primarily related to employee severance costs. We do not anticipate significant additional costs will be incurred in connection with this decision.

Real estate investments sold or held for sale reflects the income from discontinued real estate investments.

For further information concerning discontinued operations see Note 3 to the Consolidated Financial Statements.

Realized Investment Gains and General Account Investments

Realized Investment Gains

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial loans, fair value changes on commercial mortgage operations’ loans, gains and losses on commercial loans in connection with securitization transactions, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in our capacity as a broker or dealer.

We perform impairment reviews on an ongoing basis to determine when a decline in value is other-than-temporary. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following: the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline in value; the reasons for the decline (credit event, currency or interest-rate related); our ability and intent to hold our investment for a period of time to allow for a recovery of value; and the financial condition of and near-term prospects of the issuer. When we determine that there is an other-than-temporary impairment, we write down the value of the security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” The causes of the other-than-temporary impairments discussed below were specific to each individual issuer and did not directly result in impairments to other securities within the same industry or geographic region.

In addition, for our impairment review of asset-backed securities with a credit rating below AA, we forecast the prospective future cash flows of the security and determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its carrying value, an other-than-temporary impairment is recognized by writing the security down to fair value.

For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity other-than-temporary impairments, see “—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” below. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording equity impairments, see “—General Account Investments—Equity Securities—Other-than-Temporary Impairments of Equity Securities” below.

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. Other-than-temporary impairments, interest rate related losses and credit losses (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in adjusted operating income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the years ended December 31, 2007, 2006, and 2005, respectively, and gross realized investment gains and losses on fixed maturity securities by segment for the years ended December 31, 2007, 2006, and 2005, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other-than-temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 20 to the Consolidated Financial Statements.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$24	$293	$742
Closed Block Business	589	481	636

Consolidated realized investment gains (losses), net	$613	$774	$1,378

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments(1)	$(64)	$(219)	$(22)
Equity securities	297	122	181
Derivative instruments(2)	(336)	171	376
Other	127	219	207

Total	24	293	742
Related adjustments(3)	82	(220)	(73)

Realized investment gains (losses), net, and related adjustments	$106	$73	$669

Related charges(4)	$(57)	$17	$(108)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments(1)	$182	$279	$335
Equity securities	337	187	250
Derivative instruments	61	(68)	40
Other	9	83	11

Total	$589	$481	$636

Realized investment gains (losses) by segment—Fixed Maturity Securities Financial Services Businesses:
Gross realized investment gains:
Individual Life	$20	$22	$50
Individual Annuities	35	21	41
Group Insurance	32	29	67
Asset Management	3	3	2
Financial Advisory	—	—	—
Retirement	114	56	155
International Insurance	85	98	84
International Investments	—	60	—
Corporate and Other Operations	16	57	28

Total	305	346	427

Gross realized investment losses:
Individual Life	(25)	(88)	(24)
Individual Annuities	(43)	(99)	(41)
Group Insurance	(42)	(41)	(22)
Asset Management	(17)	(1)	(2)
Financial Advisory	—	—	—
Retirement	(137)	(167)	(96)
International Insurance	(64)	(91)	(235)
International Investments	(1)	—	(1)
Corporate and Other Operations	(40)	(78)	(28)

Total	(369)	(565)	(449)

Realized investment gains (losses), net—Financial Services Businesses	$(64)	$(219)	$(22)

Closed Block Business:
Gross realized investment gains	$506	$517	$492
Gross realized investment losses	(324)	(238)	(157)

Realized investment gains (losses), net—Closed Block Business	$182	$279	$335

(1)	The Financial Services Businesses include $76 million of losses on sales in 2007, and $65 million of other-than-temporary impairments in 2007, related to asset-backed securities collateralized by sub-prime mortgages. The Closed Block Business includes $11 million of losses on sales in 2007, and $15 million of other-than-temporary impairments in 2007, related to asset-backed securities collateralized by sub-prime mortgages.
(2)	Includes $171 million of losses on embedded derivatives associated with certain externally managed investments in the European market in 2007.
(3)	Related adjustments include that portion of realized investment gains (losses), net that are included in adjusted operating income, including those related to our Asset Management segment’s commercial mortgage operations and proprietary investing business, as well as gains and losses pertaining to certain derivatives contracts including losses on embedded derivatives associated with certain externally managed investments in the European market. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure. See Note 20 to the Consolidated Financial Statements for additional information on these adjustments.
(4)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 20 to the Consolidated Financial Statements.

2007 to 2006 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in 2007 were $24 million, compared to net realized investment gains of $293 million in 2006. Net realized losses on fixed maturity securities were $64 million in 2007 and reflect impairments of $139 million and credit-related losses of $11 million, partially offset by net gains on sales and maturities of fixed maturity securities of $46 million and private bond prepayment premiums of $40 million. Net gains on sales and maturities of fixed maturity securities in 2007 included gross losses of $219 million, mainly in the Retirement and International Insurance segments, and were primarily related to credit spread increases in the credit markets resulting generally from concerns over sub-prime mortgage exposures, and interest rates. Gross losses include $76 million related to sales of asset-backed securities collateralized by sub-prime mortgages, primarily in the second half of 2007. See “—General Account Investments—Fixed Maturity Securities” for additional information regarding our exposure to sub-prime mortgages. Net realized losses on fixed maturity securities were $219 million in 2006 and reflect net losses on sales and maturities of fixed maturity securities of $203 million, fixed maturity other-than-temporary impairments of $23 million and credit-related losses of $25 million partially offset by private bond prepayment premiums of $32 million. Net losses on sales and maturities of fixed maturity securities in 2006 included gross losses of $517 million, mainly in the Retirement, Individual Annuities, and International Insurance segments, which were primarily interest-rate related. Interest-rate related losses on fixed maturities primarily reflect sales of lower yielding bonds in a higher rate environment, primarily in the first half of 2006, in order to meet various cash flow needs and manage portfolio duration, and reflect our strategy for maximizing portfolio yield while minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested, will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of current period yields of the Financial Services Businesses.

Net realized gains on equity securities were $297 million in 2007, of which net trading gains on sales of equity securities were $340 million, partially offset by other-than-temporary impairments of $43 million. Net realized gains on equity securities were $122 million in 2006, of which net trading gains on sales of equity securities were $136 million, partially offset by other-than-temporary impairments of $14 million. Net realized gains on equity securities for both periods were primarily due to sales of Japanese equities in our Gibraltar Life and Japanese Life Planner operations from portfolio restructuring and equity sales in our Korean Life Planner operations.

Net realized losses on derivatives were $336 million in 2007, compared to net derivative gains of $171 million in 2006. The net derivative losses in 2007 primarily reflect net losses of $171 million on embedded derivatives associated with certain externally managed investments in the European market, net losses of $101 million from interest rate derivative contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio, and net losses of $77 million due to the impact of increased credit spreads on credit derivatives used to enhance the return on our investment portfolio by creating credit exposure. The derivative gains in 2006 primarily relate to net gains of $86 million from interest rate derivative contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio, net gains of $37 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen, and net gains of $27 million on credit derivatives used to enhance the return on our investment portfolio by creating credit exposure. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category.”

Net realized investment gains on other investments were $127 million in 2007, primarily related to gains from real estate related investments. Net realized investment gains on other investments were $219 million in 2006, primarily related to gains from real estate related investments and loan securitizations.

During 2007, we recorded total other-than-temporary impairments of $185 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $46 million attributable to the Financial Services Businesses in 2006. The other-than-temporary impairments in 2007 consisted of $139 million relating to fixed maturities, $43 million relating to equity securities, and $3 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships. The other-than-temporary impairments in 2006 consisted of $23 million relating to fixed maturities, $14 million relating to equity securities, and $9 million relating to other invested assets, as defined above.

The other-than-temporary impairments recorded on fixed maturities in 2007 consist of $123 million on public securities and $16 million on private securities, compared with fixed maturity other-than-temporary impairments of $16 million on public securities and $7 million on private securities in 2006. Included in the other-than-temporary impairments recorded on fixed maturities in 2007 are $65 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages, primarily recorded in the second half of 2007. Fixed maturity other-than-temporary impairments in 2007 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in 2006 were concentrated in the manufacturing sector and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2007 were $589 million, compared to net realized investment gains of $481 million in 2006. Net realized gains on fixed maturity securities were $182 million in 2007 and reflect net gains on sales and maturities of fixed maturity securities of $205 million and private bond prepayment premiums of $39 million, partially offset by other-than-temporary impairments of $48 million and credit-related losses of $14 million. Net gains on sales and maturities of fixed maturity securities included gross losses of $262 million, of which $11 million related to sales of asset-backed securities collateralized by sub-prime mortgages, primarily in the second half of 2007. See “—General Account Investments—Fixed Maturity Securities” for additional information regarding our exposure to sub-prime mortgages. Net realized gains on fixed maturity securities were $279 million in 2006 and reflect net gains on sales and maturities of fixed maturity securities of $284 million, including a recovery of $29 million from a U.S. telecommunications company, and private bond prepayment premiums of $49 million, partially offset by fixed maturity other-than-temporary impairments of $31 million and credit-related losses of $23 million. Net gains on sales and maturities of fixed maturity securities in 2006 included gross losses of $184 million.

Net realized gains on equity securities were $337 million in 2007, of which net trading gains on equity securities were $369 million, partially offset by other-than-temporary impairments of $32 million. Net realized gains on equity securities were $187 million in 2006, of which net trading gains on equity securities were $204 million, partially offset by other-than-temporary impairments of $17 million. These gains were a result of sales pursuant to our active management strategy.

Net gains on derivatives were $61 million in 2007, compared to net losses of $68 million in 2006. Derivative gains in 2007 primarily reflect the impact of interest derivatives used to manage the duration of the fixed maturity investment portfolio partially offset by net losses on currency derivatives used to hedge foreign investments. Derivative losses in 2006 primarily relate to currency derivatives used to hedge foreign investments.

Net realized investment gains on other investments were $9 million in 2007. Net realized investment gains on other investments were $83 million in 2006 primarily related to net gains from real estate related investments.

During 2007, we recorded total other-than-temporary impairments of $86 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $51 million attributable to the Closed Block Business in 2006. The other-than-temporary impairments in 2007 consisted of $48 million relating to fixed maturities, $32 million relating to equity securities, and $6 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships. The other-than-temporary impairments in 2006 consisted of $31 million relating to fixed maturities, $17 million relating to equity securities, and $3 million relating to other invested assets, as defined above.

The other-than-temporary impairments recorded on fixed maturities in 2007 consist of $29 million on public securities and $19 million on private securities, compared with $7 million on public securities and $24 million on private securities in 2006. Included in the other-than-temporary impairments recorded on fixed maturities in 2007 are $15 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages, primarily recorded in the second half of 2007. Other-than-temporary impairments of fixed maturity securities include amounts which are currently expected to be accreted into net investment income in future periods based on the future estimated cash flows of the securities. Other-than-temporary impairments in 2007 were concentrated in asset-backed securities and the services and manufacturing sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Other-than-temporary impairments in 2006 were concentrated in the services and manufacturing sectors and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

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

Realized net gains on equity securities were $122 million in 2006, compared to net realized gains of $181 million in 2005, primarily due to sales of yen denominated equity securities in our Gibraltar Life and Japanese Life Planner operations. Realized gains in 2006 include net derivative gains of $171 million, compared to net derivative gains of $376 million in 2005. The derivative gains in 2006 were primarily the result of net gains of $86 million from interest rate swap contracts mainly used to manage the duration of the fixed maturity investment portfolio, net gains of $37 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen, and net gains of $27 million on credit derivatives used to enhance the return on our investment portfolio by creating credit exposure. The derivative net gains in 2005 were primarily the result of net gains of $290 million from currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen. Net realized investment gains on other investments were $219 million in 2006, which were primarily related to net gains from real estate related investments and loan securitizations. Net realized investment gains on other investments were $207 million in 2005 which included a $110 million net gain for a Gibraltar Life settlement with Dai Ichi Fire and Marine Insurance Company related to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company Ltd., in Dai Ichi. This amount was partially offset in our Consolidated Statements of Operations by a $68 million increase in “Dividends to policyholders” in accordance with the reorganization plan entered into at the time of the Company’s acquisition of Gibraltar Life, which is reflected as a related charge.

During 2006, we recorded total other-than-temporary impairments of $46 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $80 million attributable to the Financial Services Businesses in 2005. The other-than-temporary impairments in 2006 consisted of $23 million relating to fixed maturities, $14 million relating to equity securities and $9 million relating to other invested assets which include real estate investments and investments in joint ventures and partnerships. The other-than-temporary impairments in 2005 consisted of $69 million relating to fixed maturities, $4 million relating to equity securities and $7 million relating to other invested assets as defined above.

The other-than-temporary impairments recorded on fixed maturities in 2006 consisted of $16 million on public securities and $7 million on private securities, compared with fixed maturity other-than-temporary impairments of $64 million on public securities and $5 million on private securities in 2005. Included in public fixed maturity other-than-temporary impairments for 2005 were impairments related to a Japanese electronic products supplier. Other-than-temporary impairments on fixed maturities in both 2006 and 2005 were concentrated in the manufacturing sector and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2006 were $481 million, compared to net realized investment gains of $636 million in 2005. Net realized gains on fixed maturity securities were $279 million in 2006 and reflect net gains on sales and maturities of fixed maturity securities of $284 million, including a recovery of $29 million from a U.S. telecommunications company, and private bond prepayment premiums of $49 million, partially offset by other-than-temporary impairments of $31 million and credit losses of $23 million. Net realized gains on fixed maturity securities were $335 million in 2005 and relate primarily to net gains on sales of fixed maturity securities of $311 million and private bond prepayment premiums of $68 million, partially offset by other-than-temporary impairments of $32 million and credit-related losses of $12 million.

Realized net gains on equity securities were $187 million in 2006, compared to net gains of $250 million in 2005. The net realized gains on equity securities in 2006 and 2005 were primarily the result of sales pursuant to our active management strategy. Derivative losses were $68 million in 2006, compared to derivative gains of $40 million in 2005. Derivative losses in 2006 were primarily the result of currency derivatives used to hedge foreign fixed maturity investments. The derivative gains in 2005 were primarily related to net gains on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. Net realized investment gains on other investments were $83 million in 2006 compared to net gains of $11 million in 2005. Net realized investment gains on other investment gains in 2006 were primarily related to net gains from real estate related investments.

During 2006, we recorded total other-than-temporary impairments of $51 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $47 million attributable to the Closed Block Business in 2005. The other-than-temporary impairments in 2006 consisted of $31 million relating to fixed maturities, $17 million relating to equity securities and $3 million relating to other invested assets as defined above. The other-than-temporary impairments in 2005 consisted of $32 million relating to fixed maturities, $10 million relating to equity securities and $5 million relating to other invested assets as defined above.

The other-than-temporary impairments recorded on fixed maturities in 2006 consist of $7 million on public securities and $24 million on private securities, compared with fixed maturity other-than-temporary impairments of $7 million on public securities and $25 million on private securities in 2005. Other-than-temporary impairments in 2006 were concentrated in the services and manufacturing sectors and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity other-than-temporary impairments for 2006 were impairments relating to an amusement ride manufacturer. Other-than-temporary impairments in 2005 were concentrated in the manufacturing and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity other-than-temporary impairments for 2005 were impairments relating to an electric power plant and an electronic test equipment distributor.

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

The general account portfolio is managed pursuant to the distinct objectives of the Financial Services Businesses and the Closed Block Business. The primary investment objectives of the Financial Services Businesses include:

•	matching the liability characteristics of the major products and other obligations of the Company;

•	maximizing the portfolio book yield within risk constraints; and

•

for certain portfolios, maximizing total return, including both investment yield and capital gains, and preserving principal, within risk constraints, while matching the liability characteristics of their major products.

Our strategies for maximizing the portfolio book yield of the Financial Services Businesses include: (1) the investment of proceeds from investment sales, repayments and prepayments, and operating cash flows, into optimally yielding investments, and (2) where appropriate, the sale of the portfolio’s lower yielding investments, either to meet various cash flow needs or to manage the portfolio's duration, credit, currency and other risk constraints, all while minimizing the amount of taxes on realized capital gains.

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

Management of Investments

We design asset mix strategies for our general account to match the characteristics of our products and other obligations and seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. In certain markets, primarily outside the U.S., capital market limitations hinder our ability to closely approximate the duration of some of our liabilities. We achieve income objectives through asset/liability management and strategic and tactical asset allocations within a disciplined risk management framework. For a discussion of our risk management process see “Quantitative and Qualitative Disclosures About Market Risk—Risk Management, Market Risk and Derivative Instruments and—Other Than Trading Activities—Insurance and Annuity Products Asset/Liability Management.” Our asset allocation also reflects our desire for broad diversification across asset classes, sectors and issuers. The Asset Management segment manages virtually all of our investments, other than those managed by our International Insurance segment, under the direction and oversight of the Asset Liability Management and Risk Management groups. Our International Insurance segment manages the majority of its investments locally, in some cases using the international asset management capabilities of our International Investments segment.

The Investment Committee of our Board of Directors oversees our proprietary investments. It also reviews performance and risk positions quarterly. Our Asset Liability Management and Risk Management groups develop the investment policy for the general account assets of our insurance subsidiaries and oversee the investment process for our general account and have the authority to initiate tactical shifts within exposure ranges approved annually by the Investment Committee.

The Asset Liability Management and Risk Management groups work closely with each of our business units to develop investment objectives, performance factors and measures and asset allocation ranges and to ensure that the specific characteristics of our products are incorporated into their processes. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Most of our products can be categorized into the following three classes:

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

Our total general account investments were $232.5 billion and $229.7 billion as of December 31, 2007 and December 31, 2006, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $163.0 billion and $159.6 billion as of December 31, 2007 and December 31, 2006, respectively, while total general account investments attributable to the Closed Block Business were $69.5 billion and $70.1 billion as of December 31, 2007 and December 31, 2006, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses as of December 31, 2007 is between 4 and 5 years.

	December 31, 2007
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$90,962	$37,168	$128,130	55.1%
Public, held to maturity, at amortized cost	2,879	—	2,879	1.2
Private, available for sale, at fair value	20,313	12,246	32,559	14.0
Private, held to maturity, at amortized cost	669	—	669	0.3
Trading account assets supporting insurance liabilities, at fair value	14,473	—	14,473	6.2
Other trading account assets, at fair value	204	142	346	0.2
Equity securities, available for sale, at fair value	4,629	3,940	8,569	3.7
Commercial loans, at book value	19,603	7,954	27,557	11.9
Policy loans, at outstanding balance	3,942	5,395	9,337	4.0
Other long-term investments(1)	2,724	1,268	3,992	1.7
Short-term investments(2)	2,598	1,385	3,983	1.7

Total general account investments	162,996	69,498	232,494	100.0%

Invested assets of other entities and operations(3)	10,613	—	10,613

Total investments	$173,609	$69,498	$243,107

	December 31, 2006
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$92,802	$38,752	$131,554	57.3%
Public, held to maturity, at amortized cost	3,025	—	3,025	1.3
Private, available for sale, at fair value	18,336	12,021	30,357	13.2
Private, held to maturity, at amortized cost	443	—	443	0.2
Trading account assets supporting insurance liabilities, at fair value	14,262	—	14,262	6.2
Other trading account assets, at fair value	109	—	109	0.1
Equity securities, available for sale, at fair value	4,314	3,772	8,086	3.5
Commercial loans, at book value	17,275	7,318	24,593	10.7
Policy loans, at outstanding balance	3,472	5,415	8,887	3.9
Other long-term investments(1)	2,791	965	3,756	1.6
Short-term investments(2)	2,752	1,851	4,603	2.0

Total general account investments	159,581	70,094	229,675	100.0%

Invested assets of other entities and operations(3)	5,742	—	5,742

Total investments	$165,323	$70,094	$235,417

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments consist primarily of money market funds, with virtually no sub-prime exposure.
(3)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

The increase in general account investments attributable to the Financial Services Businesses in 2007 was primarily a result of the reinvestment of net investment results and the investment of proceeds related to the issuance of surplus notes, as discussed in Note 12 to the Consolidated Financial Statements. These increases were partially offset by the liquidation of investments purchased using the proceeds of the convertible senior notes issued in 2005. These notes were called for redemption during the second quarter of 2007, as discussed in Note 12 to the Consolidated Financial Statements. Also offsetting the increase was net operating and capital outflows, and net declines in market value primarily attributable to increased credit spreads. The decrease in general account investments attributable to the Closed Block Business in 2007 was primarily due to net operating outflows and a net decrease in market value partially offset by portfolio growth as a result of reinvestment of net investment income.

We have substantial insurance operations in Japan, with 31% and 30% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of December 31, 2007 and

December 31, 2006, respectively. Total general account investments related to our Japanese insurance operations were $50.7 billion and $47.5 billion as of December 31, 2007 and December 31, 2006, respectively. The increase in general account investments related to our Japanese insurance operations in 2007 is primarily attributable to portfolio growth as a result of business growth, the reinvestment of net investment income and changes in foreign currency exchange rates. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	December 31, 2007	December 31, 2006
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$34,752	$32,242
Public, held to maturity, at amortized cost	2,879	3,025
Private, available for sale, at fair value	3,467	3,139
Private, held to maturity, at amortized cost	668	443
Trading account assets supporting insurance liabilities, at fair value	1,132	1,106
Other trading account assets, at fair value	48	28
Equity securities, available for sale, at fair value	2,550	2,372
Commercial loans, at book value	2,881	2,782
Policy loans, at outstanding balance	1,133	1,016
Other long-term investments(1)	993	970
Short-term investments	239	374

Total Japanese general account investments(2)	$50,742	$47,497

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of December 31, 2007, our Japanese insurance operations had $10.2 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $4.1 billion that support liabilities denominated in U.S. dollars. As of December 31, 2006, our Japanese insurance operations had $9.3 billion of investments denominated in U.S. dollars, including $1.2 billion that were hedged to yen through third party derivative contracts and $3.1 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Year Ended December 31, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.10%	$5,700	6.59%	$3,047	5.53%	$8,747
Trading account assets supporting insurance liabilities	5.12	716	—	—	5.12	716
Equity securities	4.95	198	2.91	93	4.04	291
Commercial loans	6.17	1,081	7.00	504	6.41	1,585
Policy loans	5.23	188	6.35	333	5.90	521
Short-term investments and cash equivalents	4.58	378	9.83	183	5.05	561
Other investments	4.80	136	17.83	176	8.19	312

Gross investment income before investment expenses	5.20	8,397	6.64	4,336	5.60	12,733
Investment expenses	(0.14)	(521)	(0.23)	(547)	(0.17)	(1,068)

Investment income after investment expenses	5.06%	7,876	6.41%	3,789	5.43%	11,665

Investment results of other entities and operations(2)		352		—		352

Total investment income		$8,228		$3,789		$12,017

	Year Ended December 31, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.95%	$5,315	6.59%	$3,001	5.42%	$8,316
Trading account assets supporting insurance liabilities	4.73	652	—	—	4.73	652
Equity securities	5.15	182	2.81	81	4.10	263
Commercial loans	6.15	982	7.58	529	6.58	1,511
Policy loans	5.04	158	6.35	333	5.86	491
Short-term investments and cash equivalents	5.38	342	10.91	191	6.06	533
Other investments	8.03	217	10.76	94	8.72	311

Gross investment income before investment expenses	5.14	7,848	6.61	4,229	5.56	12,077
Investment expenses	(0.15)	(515)	(0.24)	(549)	(0.18)	(1,064)

Investment income after investment expenses	4.99%	7,333	6.37%	3,680	5.38%	11,013

Investment results of other entities and operations(2)		307		—		307

Total investment income		$7,640		$3,680		$11,320

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.43% and 5.38% for the years ended December 31, 2007 and 2006, respectively. The net investment income yield attributable to the Financial Services Businesses was 5.06% for the year ended December 31, 2007, compared to 4.99% for the year ended December 31, 2006. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.41% for the year ended December 31, 2007, compared to 6.37% for the year ended December 31, 2006. The increase was primarily due to higher income from investments in joint ventures and limited partnerships, driven by net appreciation of underlying assets and gains from the sale of underlying assets partially offset by lower mortgage loan prepayment income.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Year ended December 31, 2007		Year ended December 31, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.47%	$4,642	6.33%	$4,360
Trading account assets supporting insurance liabilities	5.42	697	5.04	641
Equity securities	7.51	139	7.56	128
Commercial loans	6.49	959	6.58	889
Policy loans	5.76	148	5.66	122
Short-term investments and cash equivalents	4.68	346	5.65	322
Other investments	1.55	31	5.82	106

Gross investment income before investment expenses	6.17	6,962	6.17	6,568
Investment expenses	(0.13)	(425)	(0.14)	(419)

Investment income after investment expenses	6.04%	6,537	6.03%	6,149

Investment results of other entities and operations(2)		352		307

Total investment income		$6,889		$6,456

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 6.04% for the year ended December 31, 2007, compared to 6.03% for the year ended December 31, 2006. The increase was primarily due to an increase in fixed maturity yields as a result of reinvestment of proceeds from sales and maturities of fixed maturities at higher available interest rates, which occurred primarily in the first half of 2006, as discussed above under “—Realized Investment Gains”, and the impact of higher rates on floating rate investments.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Year ended December 31, 2007		Year ended December 31, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.72%	$1,058	2.54%	$955
Trading account assets supporting insurance liabilities	1.67	19	1.01	11
Equity securities	2.74	59	2.92	54
Commercial loans	4.45	122	3.81	93
Policy loans	3.91	40	3.66	36
Short-term investments and cash equivalents	3.96	32	3.56	20
Other investments	11.95	105	12.43	111

Gross investment income before investment expenses	3.01	1,435	2.82	1,280
Investment expenses	(0.18)	(96)	(0.18)	(96)

Total investment income	2.83%	$1,339	2.64%	$1,184

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.83% for the year ended December 31, 2007, compared to 2.64% for the year ended December 31, 2006. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments, the lengthening of the duration of the investment portfolio, and an increase in credit exposure. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the years ended December 31, 2007 and 2006 was approximately $7.6 billion and $6.3 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Fixed Maturity Securities

Investment Mix

Our fixed maturity securities portfolio consists of publicly traded and privately placed debt securities across an array of industry categories. The fixed maturity securities relating to our international insurance operations are primarily comprised of foreign government securities.

We manage our public portfolio to a risk profile directed or overseen by the Asset Liability Management and Risk Management groups and, in the case of our international insurance portfolios, to a profile that also reflects the local market environment. The investment objectives for fixed maturity securities are consistent with those described above. The total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

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

Investments in fixed maturity securities attributable to the Financial Services Businesses were $113.5 billion at amortized cost with an estimated fair value of $114.8 billion as of December 31, 2007 compared to $111.9 billion at amortized cost with an estimated fair value of $114.6 billion as of December 31, 2006. Investments in fixed maturity securities attributable to the Closed Block Business were $48.7 billion at amortized cost with an estimated fair value of $49.4 billion as of December 31, 2007 compared to $49.5 billion at amortized cost with an estimated fair value of $50.8 billion as of December 31, 2006.

Fixed Maturity Securities by Contractual Maturity Date

The following tables set forth the breakdown of the amortized cost of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2007.

	December 31, 2007
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Maturing in 2008	$4,983	4.4%	$2,783	5.7%
Maturing in 2009	4,296	3.8	1,903	3.9
Maturing in 2010	4,938	4.4	1,903	3.9
Maturing in 2011	6,242	5.5	2,088	4.3
Maturing in 2012	6,295	5.6	2,171	4.4
Maturing in 2013	5,034	4.4	2,487	5.1
Maturing in 2014	7,146	6.3	2,172	4.5
Maturing in 2015	5,609	4.9	1,809	3.7
Maturing in 2016	5,360	4.7	1,252	2.6
Maturing in 2017 and beyond	63,583	56.0	30,164	61.9

Total Fixed Maturities	$113,486	100.0%	$48,732	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	December 31, 2007				December 31, 2006
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$14,754	$523	$248	$15,029	$14,126	$577	$138	$14,565
Finance	11,009	141	247	10,903	12,425	267	68	12,624
Utilities	10,170	408	191	10,387	9,313	454	74	9,693
Services	8,238	237	191	8,284	7,397	297	71	7,623
Energy	4,009	157	69	4,097	3,550	189	45	3,694
Transportation	2,872	112	38	2,946	2,483	128	20	2,591
Retail and Wholesale	2,722	64	50	2,736	2,605	78	20	2,663
Other	742	11	20	733	549	11	16	544

Total Corporate Securities	54,516	1,653	1,054	55,115	52,448	2,001	452	53,997
Foreign Government	27,606	904	98	28,412	25,164	685	70	25,779
Asset-Backed Securities	13,833	123	747	13,209	16,073	156	29	16,200
Residential Mortgage Backed(3)	7,782	104	46	7,840	8,523	77	53	8,547
Commercial Mortgage Backed(4)	6,581	102	25	6,658	6,909	57	34	6,932
U.S. Government	3,168	416	—	3,584	2,812	324	14	3,122

Total (5)	$113,486	$3,302	$1,970	$114,818	$111,929	$3,300	$652	$114,577

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $36 million of gross unrealized gains and $41 million of gross unrealized losses as of December 31, 2007, compared to $24 million of gross unrealized gains and $53 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity, which are not reflected in other comprehensive income.
(3)	Excluded from the above are available for sale residential mortgage-backed securities held outside the general account in other entities and operations with amortized cost of $603 million and fair value of $608 million, all of which have credit ratings of AAA.
(4)	Commercial Mortgage Backed securities were previously presented primarily within Corporate Securities – Finance.
(5)	The table above excludes fixed maturity securities classified as trading. See “—trading account assets supporting insurance liabilities” for additional information.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of December 31, 2007, consist primarily of 24% foreign government securities, 13% manufacturing sector, 12% asset-backed securities and 10% finance sector, compared to 22% foreign government securities, 14% asset-backed securities, 13% manufacturing sector and 11% finance sector as of December 31, 2006. As of December 31, 2007, 96% of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or AAA. Collateralized mortgage obligations, including approximately $61 million secured by “ALT-A” mortgages, represented the remaining 4% of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), and all have credit ratings of A or above.

As of December 31, 2007, included within asset-backed securities attributable to the Financial Services Businesses on an amortized cost basis is approximately $7.8 billion ($7.1 billion fair value) of securities collateralized by sub-prime mortgages, $1.8 billion ($1.9 billion fair value) of externally managed investments in the European market, $1.2 billion ($1.2 billion fair value) of securities collateralized by auto loans, $0.9 billion ($0.9 billion fair value) of securities collateralized by credit card receivables, and $2.1 billion ($2.1 billion fair value) of other asset-backed securities.

The $1.8 billion of externally managed investments in European markets, included above in asset-backed securities of the Financial Services Businesses, reflects our investment in medium term notes that are collateralized by portfolios of assets primarily consisting of European fixed income securities and derivatives, including corporate bonds and asset-backed securities. Our investment in these notes further diversifies our credit risk. None of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 90% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying securities. The notes are accounted for as available for sale fixed maturity securities with embedded derivatives (total return swaps). Changes in the value of the notes are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” Adjusted operating income includes cumulative losses and recoveries of such losses on the embedded derivatives in the period they occur. Cumulative net gains on the embedded derivatives are deferred and amortized into adjusted operating income over the remaining life of the notes.

While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan to value ratios, or limited documentation. The slowing U.S. housing market, rising interest rates, and relaxed underwriting standards for some originators of sub-prime mortgages have recently led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of December 31, 2007 by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

	Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$737	$—	$—	$—	$—	$737
2006	2,622	—	—	—	—	2,622
2005	142	—	—	—	—	142
2004	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—

Total enhanced short-term portfolio	3,501	—	—	—	—	3,501
All other portfolios
2007	412	8	—	—	—	420
2006	1,413	367	26	5	—	1,811
2005	76	472	122	7	—	677
2004	50	400	309	4	—	763
2003 & Prior	63	242	230	86	19	640

Total all other portfolios	2,014	1,489	687	102	19	4,311

Total collateralized by sub-prime mortgages(2)	5,515	1,489	687	102	19	7,812
Other asset-backed securities(3)	2,540	289	1,597	1,362	233	6,021

Total asset-backed securities(4)	$8,055	$1,778	$2,284	$1,464	$252	$13,833

	Fair Value as of December 31, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$692	$—	$—	$—	$—	$692
2006	2,532	—	—	—	—	2,532
2005	140	—	—	—	—	140
2004	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—

Total enhanced short-term portfolio	3,364	—	—	—	—	3,364
All other portfolios
2007	335	6	—	—	—	341
2006	1,258	256	21	4	—	1,539
2005	74	426	97	7	—	604
2004	49	375	284	3	—	711
2003 & Prior	61	225	206	69	15	576

Total all other portfolios	1,777	1,288	608	83	15	3,771

Total collateralized by sub-prime mortgages	5,141	1,288	608	83	15	7,135
Other asset-backed securities(3)	2,567	292	1,621	1,347	247	6,074

Total asset-backed securities(4)	$7,708	$1,580	$2.229	$1,430	$262	$13,209

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $5.5 billion of asset-backed securities collateralized by sub-prime mortgages with AAA credit ratings are $1.6 billion of securities supported by guarantees from monoline bond insurers, of which $1.4 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(3)	Includes collateralized debt obligations with amortized cost of $220 million and fair value of $214 million, with less than 2% secured by sub-prime mortgages.
(4)	Excluded from the table above, on an amortized cost basis, is $279 million ($281 million fair value) of available for sale asset-backed securities held outside the general account in other entities and operations. Based on amortized cost, 73% have credit ratings of AAA, and the remaining 27% have BBB or below credit ratings. Included within these asset-backed securities are securities collateralized by sub-prime mortgages with amortized cost and fair value of $11 million, all of which have AAA credit ratings, with $10 million in the 2006 vintage and $1 million in the 2003 vintage. Also included are collateralized debt obligations with amortized cost of $79 million and fair value of $81 million, with none secured by sub-prime mortgages. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—trading account assets supporting insurance liabilities” for information regarding $1.2 billion of such securities. An additional $37 million are classified as other trading, 40% of which have credit ratings of AAA and the remaining 60% have BBB or below credit ratings.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2007. In making our investment decisions we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.

While delinquency rates on commercial mortgages have been stable in recent years, we recognized several market factors that influenced our investment decisions on commercial mortgage-backed securities issued in 2006 and 2007, including less stringent loan underwriting, higher levels of leverage, and rapid real estate price appreciation. The following tables set forth the amortized cost and fair value of our commercial mortgage backed securities attributable to the Financial Services Businesses as of December 31, 2007 by credit quality and by year of issuance (vintage).

	Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
2007	$576	$—	$3	$64	$70	$713
2006	2,506	8	—	9	23	2,546
2005	1,425	—	—	48	36	1,509
2004	417	—	—	6	—	423
2003 & Prior	1,121	141	63	56	9	1,390

Total commercial mortgage backed securities(1)	$6,045	$149	$66	$183	$138	$6,581

	Fair Value as of December 31, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
2007	$590	$—	$3	$64	$70	$727
2006	2,549	8	—	9	22	2,588
2005	1,434	—	—	48	35	1,517
2004	415	—	—	6	—	421
2003 & Prior	1,132	143	64	57	9	1,405

Total commercial mortgage backed securities(1)	$6,120	$151	$67	$184	$136	$6,658

(1)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations with amortized cost and fair value of $10 million, 50% of which have credit ratings of AAA and the remaining 50% of which have credit ratings of BB. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—trading account assets supporting insurance liabilities” for information regarding $2.6 billion of such securities. An additional $794 million are classified as other trading, of which 89% have AAA credit ratings, 3% have AA credit ratings, 6% have A credit ratings, and the remaining 2% have BBB or below credit ratings.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $2.0 billion as of December 31, 2007, compared to $0.7 billion as of December 31, 2006. The gross unrealized losses as of December 31, 2007 were concentrated primarily in asset-backed securities and the finance and manufacturing sectors of our corporate securities. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the manufacturing, utilities, services, and foreign government sectors. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $0.7 billion as of December 31, 2007. For additional information regarding sales and other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains” above.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	December 31, 2007				December 31, 2006
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,455	$346	$91	$8,710	$8,358	$349	$80	$8,627
Utilities	5,338	280	73	5,545	5,753	323	66	6,010
Services	4,566	184	77	4,673	4,765	219	41	4,943
Finance	3,997	53	71	3,979	4,912	102	13	5,001
Energy	2,103	99	13	2,189	2,104	120	14	2,210
Retail and Wholesale	1,631	59	19	1,671	1,691	71	11	1,751
Transportation	1,274	65	21	1,318	1,061	66	12	1,115

Total Corporate Securities	27,364	1,086	365	28,085	28,644	1,250	237	29,657
Asset-Backed Securities	8,091	14	478	7,627	8,171	23	15	8,179
Residential Mortgage Backed	5,163	61	18	5,206	3,362	14	35	3,341
Commercial Mortgage Backed(2)	4,265	46	21	4,290	4,018	33	33	4,018
U.S. Government	3,353	309	1	3,661	4,376	242	38	4,580
Foreign Government	496	53	4	545	895	105	2	998

Total	$48,732	$1,569	$887	$49,414	$49,466	$1,667	$360	$50,773

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Commercial Mortgage Backed securities were previously presented within Corporate Securities—Finance.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of December 31, 2007 consist primarily of 17% asset-backed securities, 17% manufacturing sector, 11% utilities sector, 11% residential mortgage-backed securities, 9% services sector and 9% commercial mortgage backed securities compared to 17% asset-backed securities, 17% manufacturing sector, 12% utilities sector, 10% services sector, 10% finance sector and 7% residential mortgage-backed securities, as of December 31, 2006. As of December 31, 2007, 86% of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or AAA. Collateralized mortgage obligations, including approximately $137 million secured by "ALT-A" mortgages, represented the remaining 14% of residential mortgage-backed securities (and less than 2% of total fixed maturities in the Closed Block Business), and all have credit ratings of A or above.

As of December 31, 2007, included within asset-backed securities attributable to the Closed Block Business on an amortized cost basis is approximately $6.3 billion ($5.9 billion fair value) of securities collateralized by sub-prime mortgages, $0.5 billion ($0.5 billion fair value) of securities collateralized by credit card receivables, $0.4 billion ($0.4 billion fair value) of securities collateralized by auto loans, $0.3 billion ($0.3 billion fair value) of externally managed investments in the European market, $0.2 billion ($0.2 billion fair value) of securities collateralized by education loans, and $0.4 billion ($0.3 billion fair value) of other asset-backed securities.

The $0.3 billion of externally managed investments in European markets, included in asset-backed securities of the Closed Block Business, reflects our investment in medium term notes that are collateralized by portfolios of assets primarily consisting of European fixed income securities and derivatives, including corporate bonds and asset-backed securities. Our investment in these notes further diversifies our credit risk. None of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 90% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying securities. The notes are accounted for as available for sale fixed maturity securities with embedded derivatives (total return swaps). Changes in the value of the notes are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.”

See above for a description of asset-backed securities collateralized by sub-prime mortgages. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of December 31, 2007 by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

	Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$768	$—	$—	$—	$—	$768
2006	2,735	—	—	—	—	2,735
2005	148	—	—	—	—	148
2004	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—

Total enhanced short-term portfolio	3,651	—	—	—	—	3,651
All other portfolios
2007	201	10	—	—	—	211
2006	1,052	22	—	—	—	1,074
2005	31	420	5	—	—	456
2004	10	307	53	—	—	370
2003 & Prior	56	365	124	16	7	568

Total all other portfolios	1,350	1,124	182	16	7	2,679

Total collateralized by sub-prime mortgages(2)	5,001	1,124	182	16	7	6,330
Other asset-backed securities(3)	775	53	394	504	35	1,761

Total asset-backed securities	$5,776	$1,177	$576	$520	$42	$8,091

	Fair Value as of December 31, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$721	$—	$—	$—	$—	$721
2006	2,640	—	—	—	—	2,640
2005	147	—	—	—	—	147
2004	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—

Total enhanced short-term portfolio	3,508	—	—	—	—	3,508
All other portfolios
2007	167	8	—	—	—	175
2006	907	19	—	—	—	926
2005	29	379	4	—	—	412
2004	9	286	49	—	—	344
2003 & Prior	55	339	105	13	6	518

Total all other portfolios	1,167	1,031	158	13	6	2,375

Total collateralized by sub-prime mortgages	4,675	1,031	158	13	6	5,883
Other asset-backed securities(3)	778	52	396	480	38	1,744

Total asset-backed securities	$5,453	$1,083	$554	$493	$44	$7,627

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.

(2)	Included within the $5.0 billion of asset-backed securities collateralized by sub-prime mortgages with AAA credit ratings are $1.1 billion of securities supported by guarantees from monoline bond insurers, of which $0.9 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(3)	Includes collateralized debt obligations with amortized cost of $27 million and fair value of $31 million, with none secured by sub-prime mortgages.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2007. In making our investment decisions we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.

While delinquency rates on commercial mortgages have been stable in recent years, we recognized several market factors that influenced our investment decisions on commercial mortgage-backed securities issued in 2006 and 2007, including less stringent loan underwriting, higher levels of leverage, and rapid real estate price appreciation. The following tables set forth the amortized cost and fair value of our commercial mortgage backed securities attributable to the Closed Block Business as of December 31, 2007 by credit quality and by year of issuance (vintage).

	Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
2007	$258	$—	$19	$—	$—	$277
2006	1,207	—	—	—	—	1,207
2005	1,375	—	—	—	—	1,375
2004	397	—	—	—	—	397
2003 & Prior	891	45	47	26	—	1,009

Total commercial mortgage backed securities	$4,128	$45	$66	$26	$—	$4,265

	Fair Value as of December 31, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
2007	$263	$—	$16	$—	$—	$279
2006	1,221	—	—	—	—	1,221
2005	1,375	—	—	—	—	1,375
2004	392	—	—	—	—	392
2003 & Prior	905	45	47	26	—	1,023

Total commercial mortgage backed securities	$4,156	$45	$63	$26	$—	$4,290

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.9 billion as of December 31, 2007 compared to $0.4 billion as of December 31, 2006. The gross unrealized losses as of December 31, 2007 were concentrated primarily in asset-backed securities and the manufacturing, and services sectors of our corporate securities. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the manufacturing, utilities, and services sectors. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $0.4 billion as of December 31, 2007. For additional information regarding sales and other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains” above.

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

Certain of the Company’s fixed maturity investments are supported by guarantees from monoline bond insurers. As of December 31, 2007, on an amortized cost basis, $2.7 billion ($2.6 billion fair value), or 2%, of general account available for sale fixed maturity investments attributable to the Financial Services Businesses were supported by guarantees from monoline bond insurers. All of these investments had AAA credit ratings as of December 31, 2007, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 73% of the $2.7 billion total (based upon amortized cost) would have investment grade credit ratings. Based on amortized cost, $1.6 billion of the $2.7 billion of securities supported by bond insurance were asset-backed securities collateralized by sub-prime mortgages, $0.6 billion were other asset-backed securities and $0.5 billion were municipal bonds, which are included within the U.S. Government line of the fixed maturity securities composition table above. Management estimates that 63% of the asset-backed securities collateralized by sub-prime mortgages, 79% of the other asset-backed securities, and virtually all of the municipal bonds would have investment grade credit ratings giving no effect to the support of these securities by guarantees from monoline bond insurers. As of December 31, 2007, the bond insurance is provided by five insurance companies, with no company representing more than 29% of the overall amortized cost of the securities supported by bond insurance attributable to the Financial Services Businesses.

As of December 31, 2007, on an amortized cost basis, $1.4 billion ($1.3 billion fair value), or 3%, of fixed maturity investments attributable to the Closed Block Business were supported by guarantees from monoline bond insurers. All of these investments had AAA credit ratings as of December 31, 2007, reflecting the credit quality of the monoline bond insurer. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 81% of the $1.4 billion total (based upon amortized cost) would have investment grade credit ratings. Based on amortized cost, $1.1 billion of the $1.4 billion of securities supported by bond insurance were asset-backed securities collateralized by sub-prime mortgages, $0.2 billion were other asset-backed securities, and $0.1 billion were municipal bonds, which are included within the U.S. Government line of the fixed maturity securities composition table above. Management estimates that 78% of the asset-backed securities collateralized by sub-prime mortgages, 85% of the other asset-backed securities, and all of the municipal bonds would have investment grade credit ratings giving no effect to the support of these securities by guarantees from monoline bond insurers. As of December 31, 2007, the bond insurance is provided by five insurance companies, with no company representing more than 35% of the overall amortized cost of the securities supported by bond insurance attributable to the Closed Block Business.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $7.5 billion, or 7%, of the total fixed maturities as of December 31, 2007 and $7.1 billion, or 6%, of the total fixed maturities as of December 31, 2006. Below investment grade fixed maturities represented 12% and 11% of the gross unrealized losses attributable to the Financial Services Businesses as of December 31, 2007 and December 31, 2006, respectively.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.7 billion, or 12%, of the total fixed maturities as of December 31, 2007 and $6.2 billion, or 13%, of the total fixed maturities as of December 31, 2006. Below investment grade fixed maturities represented 18% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2007, compared to 16% of gross unrealized losses as of December 31, 2006.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		December 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$74,678	$2,036	$1,184	$75,530	$75,796	$1,787	$322	$77,261
2	Baa	13,573	490	351	13,712	13,328	580	137	13,771

	Subtotal Investment Grade	88,251	2,526	1,535	89,242	89,124	2,367	459	91,032

3	Ba	2,830	68	102	2,796	2,692	109	22	2,779
4	B	1,681	38	82	1,637	1,746	93	23	1,816
5	C and lower	115	5	6	114	115	8	2	121
6	In or near default	34	5	1	38	48	7	1	54

	Subtotal Below Investment Grade	4,660	116	191	4,585	4,601	217	48	4,770

	Total Public Fixed Maturities	$92,911	$2,642	$1,726	$93,827	$93,725	$2,584	$507	$95,802

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2007 and December 31, 2006, respectively, 14 securities with amortized cost of $49 million (fair value, $46 million) and 10 securities with amortized cost of $50 million (fair value, $51 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $25 million of gross unrealized gains and $39 million gross unrealized losses as of December 31, 2007, compared to $22 million of gross unrealized gains and $47 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		December 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$27,437	$618	$578	$27,477	$27,181	$582	$161	$27,602
2	Baa	5,915	199	101	6,013	6,332	264	69	6,527

	Subtotal Investment Grade	33,352	817	679	33,490	33,513	846	230	34,129

3	Ba	1,992	46	61	1,977	2,367	103	17	2,453
4	B	1,588	23	58	1,553	2,003	63	20	2,046
5	C and lower	131	5	8	128	105	3	3	105
6	In or near default	19	1	—	20	17	3	1	19

	Subtotal Below Investment Grade	3,730	75	127	3,678	4,492	172	41	4,623

	Total Public Fixed Maturities	$37,082	$892	$806	$37,168	$38,005	$1,018	$271	$38,752

(1)	Includes, as of December 31, 2007 and December 31, 2006, respectively, 14 securities with amortized cost of $45 million (fair value, $47 million) and 6 securities with amortized cost of $19 million (fair value, $19 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		December 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,139	$230	$84	$7,285	$6,214	$248	$49	$6,413
2	Baa	10,595	344	118	10,821	9,463	377	73	9,767

	Subtotal Investment Grade	17,734	574	202	18,106	15,677	625	122	16,180

3	Ba	1,637	49	26	1,660	1,422	50	11	1,461
4	B	738	6	12	732	645	12	7	650
5	C and lower	319	8	4	323	321	18	4	335
6	In or near default	147	23	—	170	139	11	1	149

	Subtotal Below Investment Grade	2,841	86	42	2,885	2,527	91	23	2,595

	Total Private Fixed Maturities	$20,575	$660	$244	$20,991	$18,204	$716	$145	$18,775

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2007 and December 31, 2006, respectively, 182 securities with amortized cost of $2,257 million (fair value, $2,273 million) and 221 securities with amortized cost of $3,465 million (fair value, $3,537 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $11 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2007, compared to $2 million of gross unrealized gains and $6 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		December 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,197	$219	$23	$3,393	$3,098	$180	$26	$3,252
2	Baa	6,495	363	28	6,830	6,620	355	47	6,928

	Subtotal Investment Grade	9,692	582	51	10,223	9,718	535	73	10,180

3	Ba	1,246	63	21	1,288	1,173	75	7	1,241
4	B	442	6	5	443	413	18	7	424
5	C and lower	214	8	4	218	131	14	2	143
6	In or near default	56	18	—	74	26	7	—	33

	Subtotal Below Investment Grade	1,958	95	30	2,023	1,743	114	16	1,841

	Total Private Fixed Maturities	$11,650	$677	$81	$12,246	$11,461	$649	$89	$12,021

(1)	Includes, as of December 30, 2007 and December 31, 2006, respectively, 106 securities with amortized cost of $1,578 million (fair value, $1,582 million) and 119 securities with amortized cost of $1,386 million (fair value, $1,421 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of December 31, 2007 and December 31, 2006, we had $1.5 billion and $1.6 billion, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1.1 billion and $1.2 billion of outstanding notional amounts as of December 31, 2007 and December 31, 2006, respectively. The Closed Block Business had $328 million and $378 million of outstanding notional amounts, as of December 31, 2007 and December 31, 2006, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $12 million for both the years ended December 31, 2007 and 2006, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		December 31, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$392	$(4)	$952	$12
2	Baa	672	(65)	162	2

	Subtotal Investment Grade	1,064	(69)	1,114	14

3	Ba	20	(1)	20	—
4	B	38	(3)	38	—
5	C and lower	20	(2)	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	78	(6)	58	—

	Total	$1,142	$(75)	$1,172	$14

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		December 31, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$253	$(1)	$363	$4
2	Baa	70	—	10	—

	Subtotal Investment Grade	323	(1)	373	4

3	Ba	—	—	5	—
4	B	—	—	—	—
5	C and lower	5	(1)	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	5	(1)	5	—

	Total	$328	$(2)	$378	$4

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, in limited instances we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of December 31, 2007 and December 31, 2006, respectively, the Financial Services Businesses had $214 million and $35 million of outstanding notional amounts, reported at fair value as a $1 million asset and a $1 million liability. As of December 31, 2007 and December 31, 2006, respectively, the Closed Block Business had $205 million and $122 million of outstanding notional amounts, reported at fair value as an asset of $5 million and $0 million. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $1 million and $1 million for the years ended December 31, 2007 and 2006, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	December 31, 2007		December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$769	$213	$2	$1
Three months or greater but less than six months	265	91	—	—
Six months and greater	—	—	—	—

Total	$1,034	$304	$2	$1

The gross unrealized losses were primarily concentrated in the asset-backed securities sector as of December 31, 2007 and were primarily concentrated in the services sector as of December 31, 2006. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	December 31, 2007		December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$369	$88	$8	$2
Three months or greater but less than six months	99	31	15	4
Six months and greater	—	—	—	—

Total	$468	$119	$23	$6

The gross unrealized losses were primarily concentrated in the asset-backed securities sector as of December 31, 2007 while the gross unrealized losses were primarily concentrated in the manufacturing sector as of December 31, 2006. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

Other-Than-Temporary Impairments of Fixed Maturity Securities

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

In addition, for our impairment review of asset-backed fixed maturity securities with a credit rating below AA, we forecast the prospective future cash flows of the security and determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its carrying value, an other-than-temporary impairment is recognized by writing the security down to fair value.

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in adjusted operating income in future periods based upon the amount and timing of the expected future cash flows of the security, if the recoverable value of the investment based on those cash flows is greater than the carrying value of the investment after the impairment. Estimated fair values for fixed maturities, other than private placement securities, are generally based on quoted market prices or prices obtained from independent pricing services. For private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain securities, the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Impairments on fixed maturity securities are included in “Realized investment gains (losses), net” and are excluded from adjusted operating income.

Other-than-temporary impairments of fixed maturity securities attributable to the Financial Services Businesses were $121 million and $23 million for the years ended December 31, 2007 and 2006, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Financial Services Businesses in 2007 were $65 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages, primarily recorded in the second half of 2007. Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business were $48 million and $31 million for the years ended December 31, 2007 and 2006, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business in 2007 were $15 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages, primarily recorded in the second half of 2007. For a further discussion of impairments, see “—Realized Investment Gains” above.

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

	December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$554	$554	$299	$299

Fixed Maturities:
Corporate Securities	7,584	7,547	7,907	7,739
Commercial Mortgage Backed(1)	2,625	2,644	2,182	2,165
Asset-Backed Securities	1,266	1,207	609	603
Residential Mortgage Backed	1,147	1,136	1,933	1,905
Foreign Government	347	354	316	319
U.S. Government	82	83	173	175

Total Fixed Maturities	13,051	12,971	13,120	12,906

Equity Securities	1,001	948	833	1,057

Total trading account assets supporting insurance liabilities	$14,606	$14,473	$14,252	$14,262

(1)	Commercial Mortgage Backed securities were previously presented within Corporate Securities.

As of December 31, 2007, as a percentage of amortized cost, 74% of the portfolio was comprised of publicly traded securities, compared to 76% of the portfolio as of December 31, 2006. As of December 31, 2007, 92% of the fixed maturity portfolio was classified as investment grade compared to 97% as of December 31, 2006. As of December 31, 2007, 77% of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or AAA. Collateralized mortgage obligations including approximately $144 million secured by "ALT-A" mortgages, represented the remaining 23% of residential mortgage backed securities, which virtually all have credit ratings of A or better. As of December 31, 2007, 94% of commercial mortgage-backed securities have AAA credit ratings, 2% have AA credit ratings, 3% have A credit ratings, and the remaining 1% have BBB or BB credit ratings. As of December 31, 2007, included within asset-backed securities is approximately $0.6 billion of securities collateralized by sub-prime mortgages, including approximately 76% with AAA credit ratings, 19% with AA credit ratings, 3% with A credit ratings, and the remaining 2% with BBB credit ratings. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” below.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		December 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,734	$54	$96	$6,692	$7,772	$25	$117	$7,680
2	Baa	1,966	11	27	1,950	1,800	3	42	1,761

	Subtotal Investment Grade	8,700	65	123	8,642	9,572	28	159	9,441

3	Ba	374	2	9	367	79	—	7	72
4	B	215	—	5	210	1	—	—	1
5	C and lower	11	—	—	11	1	—	—	1
6	In or near default	3	—	3	—	—	—	—	—

	Subtotal Below Investment Grade	603	2	17	588	81	—	7	74

	Total Public Trading Account Assets Supporting Insurance Liabilities	$9,303	$67	$140	$9,230	$9,653	$28	$166	$9,515

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		December 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$887	$6	$12	$881	$861	$3	$27	$837
2	Baa	2,411	33	26	2,418	2,242	13	62	2,193

	Subtotal Investment Grade	3,298	39	38	3,299	3,103	16	89	3,030

3	Ba	263	3	8	258	266	3	8	261
4	B	144	—	2	142	12	—	—	12
5	C and lower	10	—	—	10	79	—	2	77
6	In or near default	33	1	2	32	7	4	—	11

	Subtotal Below Investment Grade	450	4	12	442	364	7	10	361

	Total Private Trading Account Assets Supporting Insurance Liabilities	$3,748	$43	$50	$3,741	$3,467	$23	$99	$3,391

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

As of December 31, 2007 and December 31, 2006 respectively, we held approximately 12% and 11% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both December 31, 2007 and December 31, 2006. The increase in our general account investments in commercial loans as of December 31, 2007 reflects higher origination activity in 2007. Unfavorable credit market conditions during the second half of 2007 led to decreased activity by securitization lenders in the commercial loan market, and therefore greater opportunities for increased originations by portfolio lenders such as our general account. The average loan-to-value ratio on 2007 general account originations was below 65%, and the average debt service coverage ratio on these originations was above 1.8 times, both consistent with originations over the last several years. As of December 31, 2007, our general account investments in commercial loans had an average debt service coverage ratio of 1.9 times, and an average loan-to-value ratio of 53%, which is lower than our origination loan to value ratio due to principal payments on the loan balances and appreciation of the underlying collateral value.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	December 31, 2007				December 31, 2006
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$5,244	26.6%	$2,666	33.4%	$4,463	25.7%	$2,629	35.8%
South Atlantic	4,421	22.5	1,605	20.1	3,423	19.7	1,364	18.6
Middle Atlantic	2,492	12.6	1,671	20.9	2,514	14.5	1,527	20.8
East North Central	1,654	8.4	398	5.0	1,464	8.4	416	5.7
West South Central	1,008	5.1	558	7.0	838	4.8	401	5.4
Mountain	968	4.9	391	4.9	868	5.0	452	6.1
New England	700	3.6	331	4.1	627	3.6	244	3.3
West North Central	622	3.2	208	2.6	523	3.0	207	2.8
East South Central	368	1.9	109	1.4	416	2.4	113	1.5

Subtotal—U.S.	17,477	88.8	7,937	99.4	15,136	87.1	7,353	100.0
Asia	1,462	7.4	—	—	1,576	9.1	—	—
Other	754	3.8	45	0.6	657	3.8	—	—

Total Commercial Loans	$19,693	100.0%	$7,982	100.0%	$17,369	100.0%	$7,353	100.0%

	December 31, 2007				December 31, 2006
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$4,140	21.0%	$1,908	23.9%	$3,558	20.5%	$1,826	24.8%
Office buildings	3,677	18.7	1,581	19.8	3,151	18.2	1,398	19.0
Apartment complexes	3,419	17.4	1,554	19.5	3,055	17.6	1,498	20.4
Other	2,525	12.8	809	10.1	2,143	12.3	799	10.9
Retail stores	2,576	13.1	1,275	16.0	2,121	12.2	1,067	14.5
Agricultural properties	1,289	6.5	854	10.7	1,190	6.9	763	10.4
Residential properties	938	4.8	1	—	997	5.7	2	—

Subtotal of collateralized loans	18,564	94.3	7,982	100.0	16,215	93.4	7,353	100.0
Uncollateralized loans	1,129	5.7	—	—	1,154	6.6	—	—

Total Commercial Loans	$19,693	100.0%	$7,982	100.0%	$17,369	100.0%	$7,353	100.0%

Commercial Loans by Contractual Maturity Date

The following tables set forth the breakdown of our commercial loan portfolio by contractual maturity as of December 31, 2007.

	December 31, 2007
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2008	$940	4.8%	$157	2.0%
Maturing in 2009	2,153	10.9	495	6.2
Maturing in 2010	1,852	9.4	568	7.1
Maturing in 2011	1,969	10.0	621	7.8
Maturing in 2012	2,593	13.2	1,015	12.7
Maturing in 2013	1,661	8.4	545	6.8
Maturing in 2014	803	4.1	696	8.7
Maturing in 2015	1,324	6.7	713	8.9
Maturing in 2016	1,979	10.1	910	11.4
Maturing in 2017 and beyond	4,419	22.4	2,262	28.4

Total Commercial Loans	$19,693	100.0%	$7,982	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	December 31, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$19,631	$7,981	$17,309	$7,352
Delinquent, not in foreclosure	50	—	53	—
Delinquent, in foreclosure	7	—	—	—
Restructured	5	1	7	1

Total Commercial Loans	$19,693	$7,982	$17,369	$7,353

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	December 31, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$94	$35	$93	$36
(Release of)/addition to allowance for losses	(5)	(7)	2	(1)
Charge-offs, net of recoveries	—	—	(2)	—
Change in foreign exchange	1	—	1	—

Allowance, end of period	$90	$28	$94	$35

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	December 31, 2007				December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$4,233	$336	$198	$4,371	$3,659	$550	$47	$4,162
Private equity	254	9	5	258	152	5	5	152

Total Equity	$4,487	$345	$203	$4,629	$3,811	$555	$52	$4,314

Public equity securities include common stock mutual fund shares representing our interest in the underlying assets of certain of our separate account investments. These mutual funds invest primarily in high yield bond funds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2007 were $1,447 million, $27 million, $45 million, and $1,429 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2006 were $1,291 million, $46 million, $13 million, and $1,324 million, respectively.

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	December 31, 2007				December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,381	$742	$200	$3,923	$2,989	$843	$71	$3,761
Private equity	17	—	—	17	10	1	—	11

Total Equity	$3,398	$742	$200	$3,940	$2,999	$844	$71	$3,772

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	December 31, 2007		December 31, 2006
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$201	$55	$2	$2
Three months or greater but less than six months	45	14	60	17
Six months and greater	—	—	—	—

Total	$246	$69	$62	$19

The gross unrealized losses as of December 31, 2007 were primarily concentrated in the manufacturing and other sectors compared to December 31, 2006 where the gross unrealized losses were primarily concentrated in the services, retail and wholesale and other sectors. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	December 31, 2007		December 31, 2006
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$241	$66	$5	$2
Three months or greater but less than six months	54	19	6	2
Six months and greater	—	—	6	2

Total	$295	$85	$17	$6

The gross unrealized losses as of December 31, 2007 were primarily concentrated in the finance and services sectors compared to December 31, 2006 where the gross unrealized losses were primarily concentrated in the utilities and transportation sectors. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for publicly traded equity securities are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Impairments on equity securities are included in “Realized investment gains (losses), net” and are excluded from adjusted operating income.

Impairments of equity securities attributable to the Financial Services Businesses were $43 million and $14 million for the years ended December 31, 2007 and 2006, respectively. Impairments of equity securities attributable to the Closed Block Business were $32 million and $17 million for the years ended December 31, 2007 and 2006, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	December 31, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$342	$308	$293	$216
Non real estate related	755	1,014	372	785
Real estate held through direct ownership	946	—	992	13
Other	681	(54)	1,134	(49)

Total other long-term investments	$2,724	$1,268	$2,791	$965

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

Results for the years ended December 31, 2007, 2006 and 2005 include the recognition of investment losses of zero million, investment gains of $35 million and investment losses of $33 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the years ended December 31, 2007, 2006 and 2005 include decreases of $13 million, decreases of $11 million and increases of $44 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by U.S. GAAP, changes in the fair value of commercial loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in commercial loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders is an increase related to commercial loans of $40 million, an increase related to commercial loans of $14 million and a decrease related to commercial loans of $12 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

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

	Year ended December 31,
	2007	2006	2005
	(in millions)
Exchange shares previously held by Prudential Equity Group	$9	$64	$—
Property and casualty insurance	5	12	(12)
Prudential Securities capital markets	15	—	(4)
Prudential Home Mortgage Company	8	—	—

Total divested business excluded from adjusted operating income	$37	$76	$(16)

In the second quarter of 2007, we exited the equity sales, trading and research operations of the Prudential Equity Group, and the results of these operations are reflected as discontinued operations for all periods presented. See Note 3 to the Consolidated Financial Statements for additional information concerning Prudential Equity Group. We retained certain securities relating to trading exchange memberships of these former operations. These securities were received in 2006 in connection with the commencement of public trading of stock exchange shares. The changes in the fair value of these shares are reflected within divested businesses for all periods presented.

In 2003, we sold our property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, and our New Jersey property and casualty insurance companies to Palisades Group. Results of these property and casualty insurance operations are reflected as a divested business for all periods presented. We have retained liabilities for pre-closing litigation and obligations under reinsurance contracts provided in connection with potential adverse loss development on the business sold to Liberty Mutual Group.

In 2000, we announced a restructuring of Prudential Securities’ capital markets activities in which we exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. Results of these operations are reflected as a divested business for all periods presented. As of December 31, 2007 we had remaining assets amounting to $116 million related to Prudential Securities’ institutional fixed income activities.

During 1996 and 1997, we sold substantially all of our residential first mortgage banking and related operations of Prudential Home Mortgage Company, Inc. and its affiliates. Results of these operations are reflected as a divested business for all periods presented. We remain liable with respect to certain claims concerning these operations prior to sale. We believe that we have adequately reserved in all material respects for the remaining liabilities.

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of December 31, 2007, Prudential Financial had cash and short-term investments of approximately $4.704 billion, an increase of $3.600 billion from December 31, 2006. Prudential Financial’s principal sources and uses of cash and short-term investments for the year ended December 31, 2007 were as follows:

Year ended December 31, 2007
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,212
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	937
Proceeds from the issuance of long-term debt, net of repayments(3)	2,245
Proceeds from the issuance of floating rate convertible senior notes, net of repayments(3)	861
Proceeds from the issuance of short-term debt, net of repayments	1,003
Net receipts under intercompany loan agreements(4)	549
Proceeds from stock-based compensation and exercise of stock options	399

Total sources	9,206

Uses:
Capital contributions to subsidiaries(5)	415
Capital contribution to rabbi trust(6)	95
Share repurchases(7)	3,000
Shareholder dividends	533
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	937
Other, net	626

Total uses	5,606

Net increase in cash and short-term investments	$3,600

(1)	Includes dividends and/or returns of capital of $1.214 billion from Prudential Insurance, $682 million from international insurance and investments subsidiaries, $572 million from securities subsidiaries, $268 million from asset management subsidiaries, $192 million from American Skandia, $176 million from other insurance subsidiaries, $80 million from an investment subsidiary conducting spread-lending activities, and $28 million from other businesses.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes a loan repayment from an investment subsidiary of $3.500 billion that was originally funded with the proceeds from the convertible senior notes issued in 2005 and 2006. Offsetting these repayments are loans of $2.361 billion to our asset management subsidiaries and a $250 million loan to a domestic insurance subsidiary used to finance certain regulatory reserves required to be held in connection with the reinsurance of certain term life policies.
(5)	Includes capital contributions of $170 million to international insurance and investments subsidiaries, $100 million to American Skandia, $85 from other insurance subsidiaries, $50 million to asset management subsidiaries, and $10 million from other businesses.
(6)	See “—Uses of Capital—Rabbi Trust.”
(7)	See “—Uses of Capital—Share Repurchases.”

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. We also monitor Prudential Financial’s ability to cover its fixed cash obligations, such as interest expense, to ensure it is at a level consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. For our current ratings information see “Business—Ratings.”

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of December 31, 2007 was as follows:

December 31, 2007
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$22,009
Capital debt(1)	4,781

Total capital	$26,790

(1)	Our capital debt to total capital ratio was 17.8% as of December 31, 2007.

As shown in the table above, as of December 31, 2007, the Financial Services Businesses had approximately $26.8 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that this level of capital exceeds the amount required to support current business risks by over $2.0 billion as of December 31, 2007. Although a significant portion of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

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

In April 2007, we transferred $1 billion of assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. The transfer resulted in a reduction to the prepaid benefit for the qualified pension plan and an offsetting decrease in the accrued benefit liability for the postretirement plan with no net effect on stockholders’ equity on the Company’s consolidated financial position. The net effect of this transfer added approximately $600 million to Prudential Insurance's statutory capital and increased Prudential Insurance's RBC ratio.

In the second quarter of 2007, Prudential Insurance declared an ordinary dividend of $97 million and an additional extraordinary dividend of $1.2 billion to Prudential Holdings, LLC. Of this total, $1.0 billion was paid to Prudential Holdings during the second quarter of 2007 and in turn distributed to Prudential Financial. The remaining $297 million was paid to Prudential Holdings in the third quarter of 2007, and in turn $214 million was distributed to Prudential Financial. In June 2007, American Skandia Life Assurance Corporation paid an ordinary dividend of $112 million to American Skandia, which American Skandia subsequently paid as a dividend to Prudential Financial.

Uses of Capital

Share Repurchases.    During the year ended December 31, 2007, we repurchased 32.0 million shares of our Common Stock at a total cost of $3.0 billion.

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.5 billion of its outstanding Common Stock in calendar year 2008. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. The 2008 stock repurchase program supersedes all previous repurchase programs.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. As of December 31, 2007 and 2006, Prudential Insurance’s unassigned surplus was $5.021 billion and $2.825 billion, respectively. Prudential Insurance recorded applicable adjustments for unrealized investment gains of $1.582 billion and $1.239 billion, as of December 31, 2007 and 2006, respectively. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend or distribution. If the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, exceed a specified statutory limit it is considered an extraordinary dividend or distribution and Prudential Insurance must obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus, $6.981 billion as of December 31, 2007, or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, $1.024 billion for the year ended December 31, 2007. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay such dividends. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan, which began paying dividends in 2006. During 2007, Prudential of Japan paid a dividend of $101 million to Prudential International Insurance Holdings, Ltd., which subsequently distributed the proceeds to Prudential Financial. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

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

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business.

Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements and market volatility. As of December 31, 2007 and 2006, our domestic insurance entities had lendable assets of $76 billion and $78 billion, respectively. Of this amount, $16 billion and $18 billion, as of December 31, 2007 and 2006, respectively, was on loan, the remainder of which, depending on market conditions, are available to be financed through repurchase agreements or securities lending arrangements. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	December 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$33,837	46%	$30,209	42%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	18,636	26	20,540	28
At market value	1,162	2	1,169	2
At contract value, less surrender charge of 5% or more	1,594	2	1,953	3

Subtotal	55,229	76	53,871	75
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,506	24	18,096	25

Total annuity reserves and deposit liabilities	$72,735	100%	$71,967	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Gross account withdrawals for our domestic insurance operations’ products amounted to approximately $19.4 billion and $21.2 billion for the years ended December 31, 2007 and 2006, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of December 31, 2007 and 2006, our domestic insurance operations had liquid assets of $137.0 billion and $140.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $7.1 billion and $8.4 billion as of December 31, 2007 and 2006, respectively. As of December 31, 2007, $112.5 billion, or 90%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $13.0 billion, or 10%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

As of December 31, 2007, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $5.0 billion. There were no outstanding borrowings under these facilities as of December 31, 2007. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of December 31, 2007 and 2006, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $54.4 billion and $49.1 billion, respectively. Of those amounts, $29.5 billion and $27.8 billion, respectively, were associated with Gibraltar Life. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $21.1 billion and $21.2 billion of Gibraltar Life’s insurance related reserves as of December 31, 2007 and 2006, respectively.

The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on Gibraltar Life policies that are in force:

2007	2008	2009
6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and will again be payable in 2009. The special dividend is based on 70% of the net increase in the fair value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of December 31, 2007, a liability of $421 million related to the special dividend is included in “Policyholders’ dividends.” The special dividend will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $19.2 billion and $16.8 billion of general account insurance related liabilities, other than dividends to policyholders, as of December 31, 2007 and 2006, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of December 31, 2007 or 2006. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of December 31, 2007 and 2006, our international insurance subsidiaries had cash and short-term investments of approximately $1.1 billion, and fixed maturity investments, other than those designated as held to maturity, with fair values of $42.1 billion and $37.0 billion, respectively. As of December 31, 2007, $40.9 billion, or 97%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.2 billion, or 3%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $22.9 billion of the investment grade fixed maturity investments and $0.7 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements as discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.” Cash settlements from this hedging activity result in cash flows to or from Prudential Financial and is dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged.

Asset Management Subsidiaries

Our asset management businesses, which include real estate, public and private fixed income and public equity asset management, as well as commercial mortgage origination, servicing and securitization, proprietary investing and retail investment products, such as mutual funds and other retail services, are largely unregulated from the standpoint of dividends and distributions. Our asset management subsidiaries through which we conduct these businesses generally do not have restrictions on the amount of distributions they can make, and they provide a stable source of significant cash flow to Prudential Financial.

The principal sources of liquidity for our asset management subsidiaries include asset management fees, revenues from proprietary investments and commercial mortgage operations, and available borrowing lines from internal sources including Prudential Funding and Prudential Financial, as well as from third parties. The principal uses of liquidity include the financing associated with our proprietary investments and commercial mortgage operations, including retained mortgage-backed securities, general and administrative expenses, and distribution of dividends and returns of capital to Prudential Financial.

The primary liquidity risks for our asset management subsidiaries include the potential impacts of adverse market conditions and poor investment management performance on the profitability of the businesses. Our asset management subsidiaries continue to maintain sufficiently liquid balance sheets. As of December 31, 2007 and 2006, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.153 billion and $949 million, respectively. We believe the cash flows from our asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

Prudential Securities Group

As of December 31, 2007 and 2006, Prudential Securities Group’s assets totaled $8.1 billion and $7.4 billion, respectively. Prudential Securities Group owns our investment in Wachovia Securities, which we account for under the equity method, as well as other wholly owned businesses. On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities. See Note 6 to the Consolidated Financial Statements for additional information concerning this acquisition and its effect on our investment in Wachovia Securities. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $366 million and $277 million for the years ended December 31, 2007 and 2006, respectively. The other wholly owned businesses in Prudential Securities Group continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, and short-term receivables from clients, broker-dealers, and exchanges. As registered broker-dealers and members of various self-regulatory organizations, our U.S. registered broker-dealer subsidiaries and Wachovia Securities are subject to the SEC’s Uniform Net Capital Rule, as well as the net capital requirements of the Commodity Futures Trading Commission and the various securities and commodities exchanges of which they are members. Compliance with these capital requirements could limit the ability of these operations to pay dividends.

On June 6, 2007, we announced our decision to exit the equity sales, trading, and research operations of the Prudential Equity Group, or PEG, the results of which were historically included in the Financial Advisory Segment. As discussed in Note 3 of the Consolidated Financial Statements, PEG’s operations were substantially wound down by June 30, 2007 and are reflected in discontinued operations for all periods presented. PEG had sufficient capital and liquidity to cover the costs associated with the divestiture.

Financing Activities

As of December 31, 2007 and 2006, total short- and long-term debt of the Company on a consolidated basis was $29.8 billion and $24.0 billion, respectively, which includes $16.7 billion and $11.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt to consolidated subsidiaries, as of the dates indicated:

	December 31, 2007	December 31, 2006
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$1,293	$282
Floating rate convertible senior notes	4,883	4,000
Current portion of long-term debt	973	107
General obligation long-term debt:
Senior debt	6,875	5,421
Retail medium-term notes	2,688	1,777

Total general obligations	$16,712	$11,587

Prudential Financial’s short-term debt includes commercial paper borrowings that are primarily used to fund the working capital needs of Prudential Financial’s subsidiaries and Prudential Financial. As of December 31, 2007, Prudential Financial’s commercial paper borrowings had increased, compared to December 31, 2006, primarily due to working capital needs in the Asset Management and International Investments segments. Borrowings under this program were $1.293 billion and $282 million as of December 31, 2007 and 2006, respectively. In November 2007, Prudential Financial increased the issuance capacity of its Commercial Paper program from $3.0 billion to $5.0 billion. The weighted average interest rate on the commercial paper borrowings under this program was 5.33% and 5.00% for the years ended December 31, 2007 and 2006, respectively.

During the latter half of 2007, the credit markets, and specifically the commercial paper market, were adversely impacted by concerns over the sub-prime mortgage exposure of certain financial institutions and asset-backed commercial paper programs. As a result, the financing cost of Prudential Financial commercial paper increased moderately versus its historical cost basis relative to the target federal funds rate as investors demanded a premium for “top-tier split” rated commercial paper; that is, commercial paper rated A-1 by Standard & Poor’s, P-2 by Moody’s and F1 by Fitch.

While the cost of financing Prudential Financial commercial paper increased during the year, relative to our historical cost basis versus the target federal funds rate, we experienced no material change in investor demand for our commercial paper, which remains sufficient to meet our financing needs. As discussed further below, in December 2007, Prudential Financial issued $3 billion of convertible debt and $1.5 billion of Medium-Term Notes, a portion of the proceeds of which were used to reduce Prudential Financial’s commercial paper borrowings. We continue to monitor market conditions and believe we have sufficient flexibility to reduce our borrowings under the Prudential Financial commercial paper program, if needed, through our alternative sources of liquidity, as discussed under “—Alternative Sources of Liquidity,” liquidation of assets, drawing on our available lines of credit or pursuing other options as appropriate.

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

In March 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program under the shelf registration statement, which superseded its Medium-Term Notes, Series C program. As of December 31, 2007, the Company was authorized to issue up to $5 billion of notes under the Series D program and approximately $0.5 billion remained available under the program. In January 2008, authorized issuance capacity of the Series D program was increased by $5 billion to $10 billion. During 2007, Prudential Financial issued $2.295 billion of medium term notes under the Series D program with $295 million of these notes maturing in one to three years, $250 million maturing in five years, $1.0 billion maturing in ten years, and $750 million maturing in 30 years. The net proceeds from the sale of these notes were used to fund operating needs of our subsidiaries and for general corporate purposes, including with respect to some of these issuances, a loan to a domestic insurance subsidiary used to finance certain regulatory reserves required to be held in connection with the intercompany reinsurance of certain term life policies. A portion of the offering proceeds used to fund the operating needs of subsidiaries were also used to reduce Prudential Financial’s commercial paper borrowings and to extend the duration of our borrowings to better match the duration of the subsidiaries’ related assets. In addition, in September 2007, Prudential Financial issued ¥9 billion of 20-year medium-term notes to an international insurance subsidiary under the Series D program. The net proceeds from the yen denominated notes, as well as the related future interest and principal payments, were hedged to U.S. dollars using derivative instruments. The net proceeds from the yen denominated notes were used for general corporate purposes and their carrying value as of December 31, 2007 was $81 million. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.40% and 5.48% for the years ended December 31, 2007 and 2006, respectively, excluding the effect of debt issued to consolidated subsidiaries. In January 2008, Prudential Financial issued $600 million of 5-year medium term notes under the Series D program. The net proceeds from the sale of these notes were used to fund operating needs of our subsidiaries and for general corporate purposes.

In March 2006, Prudential Financial filed a prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program, which superseded the 2005 retail medium-term notes program. The Company is authorized to issue up to $2.5 billion of notes under the new program. As of December 31, 2007, approximately $0.7 billion remained available under the program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior obligations of Prudential Financial and are purchased by retail investors. The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.61% and 5.49% for the years ended December 31, 2007 and 2006, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In January, April, July and October 2007, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in November 2005 ($2.0 billion) and the shares of restricted Prudential Financial Common Stock issued to certain holders of the convertible senior notes upon conversion. On April 13, 2007, Prudential Financial announced its intention to call all such outstanding floating rate convertible senior notes for redemption on May 21, 2007. Prior to the redemption, substantially all holders elected to convert their senior notes as provided under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash equal to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of Prudential Financial Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the closing market price of Prudential Financial Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. Accordingly, at conversion Prudential Financial issued 2,367,887 shares of Common Stock from treasury. The conversion had no impact on our results of operations and resulted in a net increase to shareholders’ equity of $44 million, reflecting the tax benefit associated with the conversion of the senior notes. The payment of principal and accrued interest was funded primarily through the liquidation of the investment grade fixed income investment portfolio purchased with the proceeds from the original issuance of these notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register resales of restricted Prudential Financial Common Stock issued to certain holders of these convertible senior notes.

In April, July, August and October 2007, and January 2008, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2006 ($2.0 billion). These convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these convertible senior notes is a floating rate equal to 3-month LIBOR minus 2.4%, to be reset quarterly. These convertible senior notes are redeemable by Prudential Financial, at par plus accrued interest, any time on or after December 13, 2007. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date was December 12, 2007. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2008. A majority of the proceeds from the original issuance of these notes were initially invested in an investment grade fixed income portfolio, while the remainder of the proceeds were used for general corporate purposes. Prior to the first date that holders of the notes could require us to repurchase the notes, December 12, 2007, we liquidated the investment portfolio. The remaining proceeds are invested in short-term instruments and may be used to fund operations in lieu of other short-term borrowings in future periods. See Note 12 to our Consolidated Financial Statements for additional information concerning these convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register resales of these convertible senior notes and shares of Prudential Financial Common Stock, if any, issued to holders of these convertible senior notes.

In December 2007, Prudential Financial issued $3.0 billion of floating rate convertible senior notes in a private placement. These convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. Prudential Financial used the majority of the offering proceeds to fund operating needs of our subsidiaries, purchase short-term investment grade fixed income investments, and general corporate purposes, as well as to repurchase shares of its common stock under the 2007 share repurchase authorization. A portion of the offering proceeds used to fund the operating needs of subsidiaries were used to reduce Prudential Financial’s commercial paper borrowings and to extend the duration of our borrowings to better match the duration of the subsidiaries’ related assets. These convertible senior notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential

Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date is June 15, 2009. The interest rate on these convertible senior notes is a floating rate equal to 3-month LIBOR minus 1.63%, to be reset quarterly. See Note 12 to our Consolidated Financial Statements for additional information concerning these convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement under the shelf registration statement to register resales of these convertible senior notes and shares of Prudential Financial Common Stock, if any, issued to holders of these convertible senior notes.

In September 2006, Prudential Financial updated its European medium-term notes program under the shelf registration statement. The Company is authorized to issue up to $1.5 billion of notes under the program. As of December 31, 2007, there was no debt outstanding under this program.

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios, primarily within Prudential Insurance. These short-term spread portfolios hold asset-backed securities, a portion of which are collateralized by sub-prime mortgages. See “Realized Investment Gains and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings. We continue to have significant unused secured financing capacity; however, the availability of this financing to roll-over existing financing and to access our unused capacity is contingent on market conditions and may not be available to us on terms that are cost effective.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	December 31, 2007	December 31, 2006
	(in millions)
Borrowings:
General obligation short-term debt(1)	$15,349	$12,452

General obligation long-term debt:
Senior debt	10,103	8,545
Surplus notes(2)	2,044	1,043

Total general obligation long-term debt	12,147	9,588

Total general obligations	27,496	22,040

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	308	84
Limited and non-recourse long-term debt(3)	1,954	1,835

Total limited and non-recourse borrowing	2,262	1,919

Total borrowings(4)	29,758	23,959

Total asset-based financing	17,860	19,123

Total borrowings and asset-based financings	$47,618	$43,082

(1)	As of December 31, 2006, included $250 million of fixed rate surplus notes that matured in July 2007.
(2)	As of December 31, 2007 and 2006, included $1.600 billion and $600 million, respectively, of surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves.
(3)	As of both December 31, 2007 and 2006, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(4)	Does not include $8.5 billion and $6.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2007 and 2006, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $5.456 billion from December 31, 2006 to December 31, 2007, reflecting a $2.559 billion net increase in long-term debt and a $2.897 billion net increase in short-term debt. The net increase in long-term debt was primarily driven by the net issuance of medium-term notes, retail medium-term notes, and surplus notes, partially offset by the reclassification of long-term debt to short-term debt, during

2007. The net increase in short-term debt was primarily due to higher outstanding commercial paper supporting our operating businesses, floating rate convertible senior notes issued in December 2007, and the reclassification of long-term debt to short-term debt, partially offset by the repayment of the floating rate convertible senior notes issued in November 2005.

Prudential Funding’s commercial paper and master note borrowings were $7.3 billion as of December 31, 2007 and 2006. The weighted average interest rates on the commercial paper borrowings and master notes were 5.10% and 4.97% for the years ended December 31, 2007 and 2006, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

During the latter half of 2007, the financing cost of Prudential Funding’s commercial paper was relatively unchanged versus its historical cost basis relative to the target federal funds rate. Prudential Funding’s commercial paper is rated A-1+, P-1, F1+ by Standard & Poor’s, Moody’s, and Fitch, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of both December 31, 2007 and 2006, of which $600 million was reflected in the general obligation short-term debt as of December 31, 2007. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 6.19%, and 5.87% for the years ended December 31, 2007 and 2006, respectively.

Prudential Insurance had outstanding fixed rate surplus notes totaling $444 million and $693 million as of December 31, 2007 and 2006, respectively, of which $250 million, which matured in July 2007, was reflected in the general obligation short-term debt as of December 31, 2006. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Concurrent with entering into the agreement, the subsidiary issued $600 million of notes under this facility. In both the third and fourth quarter of 2007, the subsidiary issued an additional $250 million of surplus notes, resulting in a total of $1.1 billion of notes currently outstanding under this facility. See Note 12 to our Consolidated Financial Statements for additional information.

During the fourth quarter of 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 12 to our Consolidated Financial Statements for additional information.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of December 31, 2007 and 2006 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	December 31, 2007	December 31, 2006
	(in millions)
General obligations:
Capital debt	$4,781	$4,377
Investment related	16,379	13,907
Securities business related	4,776	2,334
Specified other businesses	1,560	1,422

Total general obligations	27,496	22,040
Limited and non-recourse debt	2,262	1,919

Total borrowings	$29,758	$23,959

Short-term debt	$15,657	$12,536
Long-term debt	14,101	11,423

Total borrowings	$29,758	$23,959

Borrowings of Financial Services Businesses	$26,865	$20,471
Borrowings of Closed Block Business	2,893	3,488

Total borrowings	$29,758	$23,959

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. As of December 31, 2007 and 2006, the outstanding aggregate principal amount of such notes totaled approximately $8.5 billion and $6.5 billion, respectively, out of a total authorized amount of up to $15 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of December 31, 2007, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $5.0 billion. In December 2007, Prudential Financial and certain of its subsidiaries entered into a new $500 million 364-day credit agreement, which includes eight financial institutions. In May 2007, Prudential Financial and certain of its subsidiaries entered into a new $2.0 billion 5-year credit facility, which includes 23 financial institutions, replacing a $1.5 billion facility that would have expired in September 2010. An additional $2.5 billion is also available under a facility that expires in December 2012, which includes 21 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of December 31, 2007.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2007 was $11.0 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is also conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $23.5 billion and $22.9 billion as of December 31, 2007 and 2006, respectively. We also use uncommitted lines of credit from banks and other financial institutions.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2007. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Short-term and long-term debt obligations(1)	$43,237	$16,652	$2,353	$4,034	$20,198
Operating lease obligations(2)	754	164	252	170	168
Purchase obligations:
Commitments to purchase or fund investments(3)	10,638	10,638	—	—	—
Commercial mortgage loan commitments(4)	2,937	970	1,770	197	—
Other liabilities:
Insurance liabilities(5)	1,094,676	48,561	71,619	68,801	905,695
Other(6)	18,712	17,896	816	—	—

Total	$1,170,954	$94,881	$76,810	$73,202	$926,061

(1)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 21 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 12 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)	The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 21 to the Consolidated Financial Statements. We have no significant capital lease obligations.
(3)	We have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $7.435 billion that we anticipate will be funded from the assets of our separate accounts.
(4)	Loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(5)	The estimated payments due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities. These future estimated cash outflows are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current polices in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs and value of business acquired. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $1.095 trillion exceeds the corresponding liability amounts of $396 billion included in the Consolidated Financial Statements as of December 31, 2007. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflows will differ, possibly materially, from these estimates.
(6)	The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities recorded under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109, and other miscellaneous liabilities.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2007.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments now or in the future.

A number of guarantees provided by us relate to real estate investments, in which the investor has borrowed funds, and we have guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from us. We provide these guarantees to assist the investors in obtaining financing for the transaction on more beneficial terms. The vast majority of these guarantees relate to real estate investments held by our separate accounts and our maximum potential exposure under these guarantees was $2.538 billion as of December 31, 2007. Any payments that may become required of us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide us with rights to obtain the underlying collateral. These guarantees generally expire at various times over the next ten years. As of December 31, 2007, no amounts were accrued as a result of our assessment that it is unlikely payments will be required.

We write credit derivatives under which we are obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. Our maximum amount at risk under these credit derivatives, assuming the value of the underlying securities become worthless, is $1.618 billion at December 31, 2007. These credit derivatives generally have maturities of ten years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. As of December 31, 2007, such contracts in force carried a total guaranteed value of $4.428 billion.

We arrange for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. As of December 31, 2007, such enhancement arrangements total $154 million, with remaining contractual maturities of up to 15 years. Our obligation to reimburse required payments is secured by mortgages on the related real estate, which properties are valued at $190 million as of December 31, 2007. We receive certain ongoing fees for providing these enhancement arrangements and anticipate the extinguishment of our obligation under these enhancements prior to maturity through the aggregation and transfer of our positions to a substitute enhancement provider. As of December 31, 2007, we have accrued liabilities of $2 million representing unearned fees on these arrangements.

In connection with our commercial mortgage operation, we provide commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. We have agreed to indemnify certain of these government sponsored entities for a portion of the credit risk associated with the mortgages we service through these relationships. Our percentage share of losses incurred generally varies from 2% to 20% of the unpaid principal balance, based on the program and the severity of the loss. The unpaid principal balance of mortgages subject to these arrangements as of December 31, 2007 were $5,576 million, all of which are collateralized by first liens on the underlying commercial properties. As of December 31, 2007, we have established a liability of $11 million related to these indemnifications.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with U.S. GAAP, we do not accrue contingent consideration obligations prior to the attainment of the objectives. As of December 31, 2007, maximum potential future consideration pursuant to such arrangements, to be resolved over the following two years, is $61 million. Any such payments would result in increases in intangible assets, including goodwill.

We are also subject to other financial guarantees and indemnity arrangements. We have provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by us. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. As of December 31, 2007, we have accrued liabilities of $7 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Other Contingent Commitments

In connection with our commercial mortgage operations, we originate commercial mortgage loans. As of December 31, 2007, we had outstanding commercial mortgage loan commitments with borrowers of $2.937 billion. In certain of these transactions, we prearrange that we will sell the loan to an investor after we fund the loan. As of December 31, 2007, $574 million of our commitments to originate commercial mortgage loans are subject to such arrangements.

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. These other commitments amounted to $10.782 billion as of December 31, 2007. Reflected in these other commitments are $10.638 billion of commitments to purchase or fund investments, including $7.435 billion that we anticipate will be funded from the assets of our separate accounts.

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

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuities contracts. The costs include commissions, costs to issue and underwrite the policies and certain variable field office expenses. The capitalized amounts are known as deferred policy acquisition costs, or DAC. Our total DAC, including the impact of the unrealized investment gains and losses, amounted to $12.3 billion and $10.9 billion as of December 31, 2007 and 2006, respectively. As of December 31, 2007, 42% of our total DAC related to our International Insurance segment, 31% related to our Individual Life segment, 16% related to our Individual Annuities segment, and 8% related to our Closed Block Business.

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

With respect to non-variable life insurance products, fixed rate annuities, the fixed rate options in our variable life insurance and annuity products, and other finance businesses, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, mutual funds and most separate accounts, our main exposure to the market is the risk that asset based fees decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position.

For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of changes in investment prices may increase our net exposure to such benefits under these contracts. As part of our risk management strategy, we utilize interest rate and equity based derivatives as well as an automatic rebalancing element to hedge the benefit features of our variable annuity contracts, with the exception of our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain. See Note 19 to the Consolidated Financial Statements for a discussion of our use of interest rate and equity based derivatives. See Note 9 to our Consolidated Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable life and variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated with the variable annuity contracts we issue.

For a discussion of asset based fees associated with our variable life products and our variable annuity contracts, our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, and the impact of our guaranteed minimum death and other benefits on the results of our Individual Life and Individual Annuities segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Life” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Annuities.”

We manage our exposure to equity price risk relating to our general account investments primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The sources of our exposure to market risk can be divided into two categories, “other than trading” activities conducted primarily in our insurance and annuity operations, and “trading” activities conducted primarily in our derivatives trading operations. As part of our management of both “other than trading” and “trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk, or VaR, measures, position and other limits based on type of risk, and various hedging methods.

Other Than Trading Activities

We hold the majority of our assets for “other than trading” activities in our segments that offer insurance and annuities products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging and other purposes in the asset/liability management process.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. In certain markets, primarily outside the U.S., capital market limitations that hinder our ability to closely approximate the duration of some of our liabilities are considered in setting the constraint limits. As of December 31, 2007 and 2006, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 76% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2007 and 77% as of December 31, 2006.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2007 and 2006, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2007
	Notional Amount of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities		$179,940	$169,374	$(10,566)
Commercial loans		28,323	27,123	(1,200)
Mortgage bank-loan inventory(1)		2,298	2,248	(50)
Policy loans		10,751	10,055	(696)
Derivatives:
Swaps	$59,266	(525)	(944)	(419)
Futures	4,812	(7)	19	26
Options	4,759	627	557	(70)
Forwards	8,851	72	71	(1)
Variable Annuity Living Benefit Feature Embedded Derivatives		(168)	17	185
Financial liabilities with interest rate risk:
Short-term and long-term debt		(29,737)	(28,597)	1,140
Investment contracts		(66,574)	(65,330)	1,244
Bank customer liabilities		(1,334)	(1,329)	5

Net estimated potential loss				$(10,402)

	As of December 31, 2006
	Notional Amount of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities		$179,163	$168,952	$(10,211)
Commercial loans		25,225	24,144	(1,081)
Mortgage bank-loan inventory(1)		918	900	(18)
Policy loans		9,837	9,205	(632)
Derivatives:
Swaps	$41,582	(342)	(561)	(219)
Futures	3,392	1	20	19
Options	3,131	250	218	(32)
Forwards	9,646	122	19	(103)
Variable Annuity Living Benefit Feature Embedded Derivatives		38	119	81
Financial liabilities with interest rate risk:
Short-term and long-term debt		(24,276)	(23,450)	826
Investment contracts		(64,571)	(63,310)	1,261
Bank customer liabilities		(903)	(903)	—

Net estimated potential loss				$(10,109)

(1)	The hypothetical change in fair value related to our mortgage bank-loan inventory reflects only the gross fair value change on the mortgage loan assets, and excludes any offsetting impact of derivatives and other instruments purchased to hedge such changes in fair value.

The tables above do not include approximately $129 billion of insurance reserve and deposit liabilities as of December 31, 2007 and $123 billion as of December 31, 2006. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

Our net estimated potential loss in fair value as of December 31, 2007 increased $293 million from December 31, 2006, primarily reflecting an increase in the level of investments in 2007.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders rather than by us.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000, and we target price sensitivities that approximate those of the benchmark indices. We estimate our investment equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated investment equity price risk as of December 31, 2007 was $958 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $9.580 billion to $8.622 billion. Our estimated investment equity price risk using this methodology as of December 31, 2006 was $916 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $9.160 billion to $8.244 billion. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contractholder rather than by us.

In addition to equity securities, as indicated above, we hold equity-based derivatives primarily to hedge the equity price risk embedded in the living benefit features in some of our variable annuity products. As of December 31, 2007, our equity-based derivatives had notional values of $4.6 billion, and were reported at fair value as a $617 million asset, and the living benefit features accounted for as derivatives were reported at fair value as a $168 million liability. As of December 31, 2006, our equity-based derivatives had notional values of $2.9 billion, and were reported at fair value as a $230 million asset, and the living benefits features accounted for as derivatives were reported at fair value as a $38 million asset. Our estimated equity price risk associated with the equity-based derivatives, net of the related living benefit features, was less than $10 million as of both December 31, 2007 and 2006, estimated based on a hypothetical 10% decline in equity benchmark market levels.

While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features.

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

•

Second, we translate our equity investment in foreign operations into U.S. dollars using the foreign currency exchange rate at the financial statement period-end date. To mitigate potential losses due to fluctuations in these exchange rates, for our equity investments in our International operations other than in Japan and Taiwan, we generally hedge a significant portion of this exposure through the use of foreign currency forward contracts. For our equity investments in our Japanese and Taiwanese operations we generally hedge this exposure by holding U.S. dollar denominated securities in the investment portfolios of these operations.

•

Third, our international insurance operations may hold investments denominated in currencies other than the functional currency of those operations on an unhedged basis in addition to the aforementioned equity hedges resulting from foreign subsidiaries’ investing in U.S. dollar denominated investments. Most significantly, our Japanese operations hold U.S. dollar denominated investments in their investment portfolios in excess of our equity investment in such operations. For a discussion of our Japanese operations’ U.S. dollar denominated investment holdings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and General Account Investments—General Account Investments—Portfolio Composition,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

The estimated VaR as of December 31, 2007 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $46 million, representing a hypothetical decline in fair market value of these foreign currency assets from $1.798 billion to $1.752 billion. The estimated VaR as of December 31, 2006 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $34 million, representing a hypothetical decline in fair market value of these foreign currency assets from $1.468 billion to $1.434 billion. The average VaR for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured monthly at a 95% confidence level over a one month time horizon, was $35 million during 2007 and $39 million during 2006. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below.

The estimated VaR for instruments used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations, measured at a 95% confidence level and using a one-month time horizon, was $73 million as of December 31, 2007 and $71 million as of December 31, 2006.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. We are also a party to financial instruments that may contain derivative instruments that are embedded in the financial instruments. See Note 19 to the Consolidated Financial Statements for a description of our derivative activities as of December 31, 2007 and 2006. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates, as well as equity prices, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, we use derivative financial instruments to mitigate risk associated with some of our benefit features of our variable annuity contracts.

Trading Activities

We engage in trading activities primarily in connection with our derivatives trading operations. We maintain trading positions in various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. Market risk affects the values of our trading positions through fluctuations in absolute or relative interest rates, foreign currency exchange rates, securities and commodity prices. We seek to use short security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts and are generally short-term in duration. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. As a broker, we assume counterparty and credit risks that we seek to mitigate by using margin or other credit enhancements and by establishing trading limits and credit lines. As a dealer, we are subject to market risk as well as counterparty and credit risk. We manage the market risk associated with trading activities through hedging activities and formal policies, risk and position limits, counterparty and credit limits, daily position monitoring, and other forms of risk management.

In the second quarter of 2007, the Company announced its decision to exit the equity sales, trading and research operations of the Prudential Equity Group. See Note 3 to the Consolidated Financial Statements for additional information.

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign currency exchange rates, and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. The total VaR for our trading activities, which considers our combined exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value at a 95% confidence level over a one-day time horizon, was $1 million as of December 31, 2007 and $1 million as of December 31, 2006. The largest component of this total VaR as of December 31, 2007 and 2006 was related to commodities price risk. The total average daily VaR for our trading activities considering our exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $1 million during 2007 and $1 million during 2006. The largest component of both periods’ total average daily VaR was related to commodities price risk.

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

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2007, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report accompanying the Consolidated Financial Statements of the Company included in this Annual Report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Note 2 of the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes, for deferred acquisition costs in connection with modifications or exchanges of insurance contracts, and for income tax-related cash flows generated by a leveraged lease transaction on January 1, 2007 and for defined benefit pension and other postretirement plans on December 31, 2006.

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

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 27, 2008

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2007 and 2006 (in millions, except share amounts)

	2007	2006
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2007—$160,137; 2006—$158,828)	$162,162	$162,816
Held to maturity, at amortized cost (fair value: 2007—$3,543; 2006—$3,441)	3,548	3,469
Trading account assets supporting insurance liabilities, at fair value	14,473	14,262
Other trading account assets, at fair value	3,163	2,209
Equity securities, available for sale, at fair value (cost: 2007—$7,895; 2006—$6,824)	8,580	8,103
Commercial loans	30,047	25,739
Policy loans	9,337	8,887
Securities purchased under agreements to resell	129	153
Other long-term investments	6,431	4,745
Short-term investments	5,237	5,034

Total investments	243,107	235,417
Cash and cash equivalents	11,060	8,589
Accrued investment income	2,174	2,142
Reinsurance recoverables	2,119	1,958
Deferred policy acquisition costs	12,339	10,863
Other assets	19,432	17,834
Separate account assets	195,583	177,463

TOTAL ASSETS	$485,814	$454,266

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Future policy benefits	$111,468	$106,951
Policyholders’ account balances	84,154	80,652
Policyholders’ dividends	3,661	3,982
Reinsurance payables	1,552	1,458
Securities sold under agreements to repurchase	11,441	11,481
Cash collateral for loaned securities	6,312	7,365
Income taxes	3,553	3,108
Short-term debt	15,657	12,536
Long-term debt	14,101	11,423
Other liabilities	14,875	14,955
Separate account liabilities	195,583	177,463

Total liabilities	462,357	431,374

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,901,479 and 604,900,423 shares issued at December 31, 2007 and 2006, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2007 and 2006, respectively)	—	—
Additional paid-in capital	20,856	20,666
Common Stock held in treasury, at cost (157,534,628 and 133,795,373 shares at December 31, 2007 and 2006, respectively)	(9,693)	(7,143)
Accumulated other comprehensive income	447	519
Retained earnings	11,841	8,844

Total stockholders’ equity	23,457	22,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$485,814	$454,266

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006 and 2005 (in millions, except per share amounts)

	2007	2006	2005
REVENUES
Premiums	$14,351	$13,908	$13,756
Policy charges and fee income	3,131	2,653	2,520
Net investment income	12,017	11,320	10,595
Realized investment gains, net	613	774	1,378
Asset management fees and other income	4,289	3,613	3,098

Total revenues	34,401	32,268	31,347

BENEFITS AND EXPENSES
Policyholders’ benefits	14,749	14,283	13,883
Interest credited to policyholders’ account balances	3,222	2,917	2,699
Dividends to policyholders	2,903	2,622	2,850
General and administrative expenses	8,841	8,052	7,641

Total benefits and expenses	29,715	27,874	27,073

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,686	4,394	4,274

Income taxes:
Current	783	488	(59)
Deferred	462	757	862

Total income tax expense	1,245	1,245	803

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,441	3,149	3,471

Equity in earnings of operating joint ventures, net of taxes	246	208	142

INCOME FROM CONTINUING OPERATIONS	3,687	3,357	3,613
Income (loss) from discontinued operations, net of taxes	17	71	(73)

NET INCOME	$3,704	$3,428	$3,540

EARNINGS PER SHARE (See Note 14)
Financial Services Businesses
Basic:
Income from continuing operations per share of Common Stock	$7.72	$6.49	$6.59
Income (loss) from discontinued operations, net of taxes	0.03	0.14	(0.14)

Net income per share of Common Stock	$7.75	$6.63	$6.45

Diluted:
Income from continuing operations per share of Common Stock	$7.58	$6.36	$6.48
Income (loss) from discontinued operations, net of taxes	0.03	0.14	(0.14)

Net income per share of Common Stock	$7.61	$6.50	$6.34

Dividends declared per share of Common Stock	$1.15	$0.95	$0.78

Closed Block Business
Basic and Diluted:
Income from continuing operations per share of Class B Stock	$68.50	$108.00	$119.50
Income from discontinued operations, net of taxes	1.00	—	—

Net income per share of Class B Stock	$69.50	$108.00	$119.50

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2004	$6	$—	$20,348	$2,851	$(3,052)	$2,191	$22,344
Common Stock acquired	—	—	—	—	(2,090)	—	(2,090)
Stock-based compensation programs	—	—	153	(32)	217	—	338
Dividends declared on Common Stock	—	—	—	(393)	—	—	(393)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	(19)
Comprehensive income:
Net income	—	—	—	3,540	—	—	3,540
Other comprehensive loss, net of tax	—	—	—	—	—	(957)	(957)

Total comprehensive income							2,583

Balance, December 31, 2005	6	—	20,501	5,947	(4,925)	1,234	22,763
Common Stock acquired	—	—	—	—	(2,500)	—	(2,500)
Stock-based compensation programs	—	—	165	(59)	282	—	388
Dividends declared on Common Stock	—	—	—	(453)	—	—	(453)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	(19)
Impact of adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, net of tax	—	—	—	—	—	(556)	(556)
Comprehensive income:
Net income	—	—	—	3,428	—	—	3,428
Other comprehensive loss, net of tax	—	—	—	—	—	(159)	(159)

Total comprehensive income	—	—	—	—	—	—	3,269

Balance, December 31, 2006	6	—	20,666	8,844	(7,143)	519	22,892
Common Stock acquired	—	—	—	—	(3,000)	—	(3,000)
Stock-based compensation programs	—	—	191	(34)	315	—	472
Conversion of Senior Notes	—	—	(1)	(90)	135	—	44
Dividends declared on Common Stock	—	—	—	(521)	—	—	(521)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	(19)
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	(43)	—	—	(43)
Comprehensive income:
Net income	—	—	—	3,704	—	—	3,704
Other comprehensive loss, net of tax	—	—	—	—	—	(72)	(72)

Total comprehensive income	—	—	—	—	—	—	3,632

Balance, December 31, 2007	$6	$—	$20,856	$11,841	$(9,693)	$447	$23,457

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005 (in millions)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,704	$3,428	$3,540
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains, net	(613)	(774)	(1,378)
Policy charges and fee income	(915)	(726)	(852)
Interest credited to policyholders’ account balances	3,222	2,917	2,699
Depreciation and amortization	272	350	501
Change in:
Deferred policy acquisition costs	(1,253)	(1,294)	(792)
Future policy benefits and other insurance liabilities	3,136	2,782	3,140
Trading account assets supporting insurance liabilities and other trading account assets	(1,649)	(1,245)	(931)
Income taxes	105	593	(575)
Other, net	(43)	(1,656)	(1,320)

Cash flows from operating activities	5,966	4,375	4,032

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	99,134	94,653	84,465
Fixed maturities, held to maturity	255	317	462
Equity securities, available for sale	5,140	3,785	3,108
Commercial loans	4,647	4,524	5,734
Policy loans	1,299	1,188	1,212
Other long-term investments	1,095	1,731	1,239
Short-term investments	18,649	11,782	13,022
Payments for the purchase/origination of:
Fixed maturities, available for sale	(98,671)	(102,815)	(96,578)
Fixed maturities, held to maturity	(209)	(542)	(1,278)
Equity securities, available for sale	(5,326)	(4,032)	(3,645)
Commercial loans	(8,264)	(5,793)	(4,850)
Policy loans	(1,306)	(1,354)	(1,026)
Other long-term investments	(2,503)	(1,393)	(791)
Short-term investments	(18,737)	(12,721)	(12,778)
Acquisitions, net of cash acquired.	(103)	724	—
Other, net	(104)	(201)	431

Cash flows used in investing activities	(5,004)	(10,147)	(11,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	20,906	23,331	20,550
Policyholders’ account withdrawals	(20,569)	(22,377)	(20,927)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(1,546)	2,478	2,137
Cash dividends paid on Common Stock	(514)	(421)	(375)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	352	(822)	4,821
Common Stock acquired	(3,000)	(2,512)	(2,095)
Common Stock reissued for exercise of stock options	221	166	169
Proceeds from the issuance of debt (maturities longer than 90 days)	10,429	7,918	4,381
Repayments of debt (maturities longer than 90 days)	(5,124)	(2,126)	(1,496)
Excess tax benefits from share-based payment arrangements	106	92	—
Other, net	297	814	2

Cash flows from financing activities	1,539	6,522	7,148

Effect of foreign exchange rate changes on cash balances	(30)	40	(180)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,471	790	(273)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,589	7,799	8,072

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,060	$8,589	$7,799

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$653	$(384)	$509

Interest paid	$1,602	$1,230	$794

NON-CASH TRANSACTIONS DURING THE YEAR
Treasury stock issued for convertible debt redemption	$135	$—	$—
Treasury stock issued for stock based compensation programs	$101	$90	$9

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.    BUSINESS

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, mutual funds, pension and retirement-related services and administration, and investment management. In addition, the Company provides retail securities brokerage services indirectly through a minority ownership in a joint venture. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. The Company’s real estate and relocation services business as well as businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 10), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company ceased offering these participating products.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner, and variable interest entities in which the Company is considered the primary beneficiary. See Note 4 for more information on the Company’s consolidated variable interest entities. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of December 31, 2007, and 2006, include Gibraltar Life’s assets and liabilities as of November 30, 2007 and 2006, respectively, and for the years ended December 31, 2007, 2006 and 2005, include Gibraltar Life’s results of operations for the twelve months ended November 30, 2007, 2006 and 2005, respectively.

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

Excess Tax Benefits

Upon adoption of SFAS No. 123(R), the Company was required to determine the portion of additional paid-in capital that was generated from the realization of excess tax benefits prior to the adoption of SFAS No. 123(R) available to offset deferred tax assets that may need to be written off in future periods had the Company adopted the fair value recognition provisions of SFAS No. 123 beginning in 2001. The Company has elected to calculate this “pool” of additional paid-in capital using the short-cut method as permitted by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” Under the short-cut method, this “pool” of additional paid-in capital was calculated as the sum of all net increases of additional paid-in capital recognized in the Company’s financial statements related to tax benefits from share-based payment transactions subsequent to the adoption of SFAS No. 123 but prior to the adoption of SFAS No. 123(R) less the cumulative incremental pre-tax compensation costs that would have been recognized if SFAS No. 123 had been used to account for share-based payment transactions, tax effected at the statutory tax rate as of the adoption of SFAS No. 123(R). Subsequent to the date of adoption, the Company’s policy is to account for this additional paid-in capital as a single “pool” available to all share-based compensation awards.

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the years ended December 31, 2007 and 2006 would have been increased by $9 million and $12 million, or $0.02 and $0.02 per share of Common Stock, respectively, on both a basic and diluted basis. Net income of the Financial Services Businesses for the year ended December 31, 2005 would have been decreased by $10 million, or $0.02 per share of Common Stock, on both a basic and diluted basis.

Previous Adoption of Fair Value Recognition Provisions

As noted above, effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value-based measurement method of SFAS No. 123, net income and earnings per share for the years ended December 31, 2007 and 2006 would have been unchanged, since, as of January 1, 2006, there were no unvested employee stock options issued prior to January 1, 2003. Net income and earnings per share for the year ended December 31, 2005, would have been as follows:

	Year Ended December 31, 2005
	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$3,219	$321
Add: Total employee stock option compensation expense included in reported net income, net of taxes	28	1
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	38	1

Pro forma net income	$3,209	$321

Earnings per share:
Basic—as reported	$6.45	$119.50

Basic—pro forma	$6.43	$119.50

Diluted—as reported	$6.34	$119.50

Diluted—pro forma	$6.32	$119.50

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

Investments

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income.” The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives used by the Company either in its capacity as a broker-dealer or for asset and liability management activities. These instruments are carried at fair value. Realized and unrealized gains and losses on other trading account assets are reported in “Asset management fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity securities are comprised of common stock and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividend income from these investments is reported in “Net investment income.”

Commercial loans originated and held for investment within the Company’s insurance operations are carried at unpaid principal balances, net of an allowance for losses. Commercial loans originated and held for sale within the Company’s commercial mortgage operations are reported at the lower of cost or fair market value, while other mortgage loan investments are carried at amortized cost, net of unamortized deferred loan origination fees and expenses. Commercial loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, is included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, based on the Company’s assessment as to the collectibility of the principal. The Company discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when the Company has doubts about collectibility. When a loan is deemed non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.”

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The Company consolidates joint ventures and limited partnerships in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. Certain of these consolidated joint ventures and limited partnerships relate to investment structures in which the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital, and in certain cases other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ minority interest in the feeder fund reported in “Other liabilities.” The Company’s net income from consolidated joint ventures and limited partnerships, including these consolidated feeder funds, is included in the respective revenue and expense line items depending on the activity of the consolidated entity.

The Company’s wholly-owned investment real estate consists of real estate which the Company has the intent to hold for the production of income as well as real estate held for sale. Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment losses and is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such. An impairment loss is recognized when the carrying value of the investment real estate exceeds the estimated undiscounted future cash flows (excluding interest charges) from the investment. At that time, the carrying value of the investment real estate is written down to fair value. Decreases in the carrying value of investment real estate held for the production of income due to other-than-temporary impairments are recorded in “Realized investment gains (losses), net.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation on real estate held for the production of income is computed using the straight-line method over the estimated lives of the properties, and is included in “Net investment income.” In the period a real estate investment is deemed held for sale and meets all of the discontinued operation criteria, the Company reports all related net investment income and any resulting investment gains and losses as discontinued operations for all periods presented.

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value.

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other than temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial loans, fair value changes on commercial mortgage operations’ loans, gains on commercial loans in connection with securitization transactions, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in the Company’s capacity as a broker or dealer.

Adjustments to the costs of fixed maturities and equity securities for other-than-temporary impairments are also included in “Realized investment gains (losses), net.” In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline; (2) the reasons for the decline in value (credit event, currency or interest rate); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. In addition, for its impairment review of asset-backed fixed maturity securities with a credit rating below AA, the Company forecasts the prospective future cash flows of the security and determines if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its carrying value, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets supporting insurance liabilities, at fair value.”

Reinsurance Recoverables and Payables

Reinsurance recoverables and payables primarily include receivables and corresponding payables associated with the reinsurance arrangements used to effect the Company’s acquisition of the retirement businesses of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CIGNA. The remaining amounts relate to other reinsurance arrangements entered into by the Company. For each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. See Note 11 for additional information about the Company’s reinsurance arrangements.

Deferred Policy Acquisition Costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, costs of policy issuance and underwriting, and variable field office expenses. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the end of each accounting period. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).” DAC amortization is reflected in “General and administrative expenses.”

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The average rate per annum of assumed future investment yield used in estimating expected gross margins was 7.90% at December 31, 2007 and gradually increases to 8.06% for periods after December 31, 2031, consistent with the assumptions used in funding the Closed Block. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

For group annuity defined contribution contracts and group corporate- and trust-owned life insurance contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to gross profits. For group and individual long-term care contracts, acquisition expenses are deferred and amortized in proportion to gross premiums. For single premium immediate annuities with life contingencies, and single premium group annuities and single premium structured settlements with life contingencies, all acquisition costs are charged to expense immediately because generally all premiums are received at the inception of the contract. For funding agreement notes contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method. For other group life and disability insurance contracts and guaranteed investment contracts, acquisition costs are expensed as incurred.

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a nonintegrated contract feature that does not change the existing base contract, the unamortized DAC is

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. The Company adopted Statement of Position (“SOP”) 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” on January 1, 2007. SOP 05-1 provided more definitive guidance regarding internal replacements and clarification on what constitutes substantial changes to a contract. See “New Accounting Pronouncements” for additional information.

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets primarily consist of equity securities, fixed maturities, real estate related investments, real estate mortgage loans, short-term investments and derivative instruments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholder’s account balance in separate account assets. See Note 9 for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate account assets accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees and other income.”

Other Assets and Other Liabilities

Other assets consist primarily of prepaid benefit costs, certain restricted assets, broker-dealer related receivables, trade receivables, valuation of business acquired, goodwill and other intangible assets, the Company’s investments in operating joint ventures, which include the Company’s investment in Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”) and its indirect investment in China Pacific Insurance (Group) Co., Ltd. (“China Pacific Group”), property and equipment, receivables resulting from sales of securities that had not yet settled at the balance sheet date, and relocation real estate assets and receivables. Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 40 years. Other liabilities consist primarily of trade payables, broker-dealer related payables and employee benefit liabilities.

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the valuation of business acquired (“VOBA”). VOBA represents the present value of future profits embedded in the acquired business. The Company has established a VOBA asset primarily for its acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. VOBA is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. For acquired traditional insurance contracts, future positive cash flows generally include net valuation premiums while future negative cash flows include policyholders’ benefits and certain maintenance expenses. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. In addition, future cash flows with respect to acquired annuity business include the impact of future cash flows expected from the guaranteed minimum death and living benefit provisions. For acquired defined contribution and defined benefits businesses, contract balances are projected using assumptions for add-on deposits, participant withdrawals,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

contract surrenders, and investment returns. Gross profits are then determined based on investment spreads and the excess of fees and other charges over the costs to administer the contracts. VOBA is further explicitly adjusted to reflect the cost associated with the capital invested in the business. The Company amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional insurance contracts, VOBA is amortized in proportion to gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts, VOBA is amortized in proportion to gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to gross profits arising principally from investment spreads and fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The remainder of this VOBA is amortized based on gross revenues, fees, or the change in policyholders’ account balances, as applicable. The effect of changes in gross profits on unamortized VOBA is reflected in the period such estimates of expected future profits are revised.

As a result of certain acquisitions, the Company recognizes an asset for goodwill representing the excess of cost over the net fair value of the assets acquired and liabilities assumed. The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 7 for additional information regarding goodwill.

The Company offers various types of sales inducements. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. The Company amortizes deferred sales inducements in “Interest credited to policyholders’ account balances.” See Note 9 for additional information regarding sales inducements.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity and disability products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has occurred. However, unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 9, and certain unearned revenues.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues.

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block and the excess of actual cumulative earnings over the expected cumulative earnings, to be paid to Closed Block policyholders unless otherwise offset by future experience. The dividends payable for policies other than the participating policies included in the Closed Block include special dividends to certain policyholders of Gibraltar Life, a Japanese insurance company acquired in April 2001, and dividends payable in accordance with certain group insurance policies. The special dividends payable to the policyholders of Gibraltar Life are based on 70% of the net increase in the fair value of certain real estate and loans included in Gibraltar Life’s reorganization plan, net of transaction costs and taxes. As of December 31, 2007 and 2006, this dividend liability was $421 million and $324 million, respectively.

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

Amounts received as payment for interest-sensitive group and individual life contracts, deferred fixed annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of policyholders’ deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts in proportion to gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

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

Foreign Currency

Assets and liabilities of foreign operations and subsidiaries reported in currencies other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. The effects of translating the statements of financial position of non-U.S. entities with functional currencies other than the U.S. dollar are included, net of related hedge gains and losses and income taxes, in “Accumulated other comprehensive income (loss).” Gains and losses from foreign currency transactions are reported in either “Accumulated other comprehensive income (loss)” or current earnings in “Asset management fees and other income” depending on the nature of the related foreign currency denominated asset or liability.

Asset Management Fees and Other Income

Asset management fees and other income principally include asset management fees and securities and commodities commission revenues, which are recognized in the period in which the services are performed. Realized and unrealized gains from investments classified as “trading” such as “Trading account assets supporting insurance liabilities” and “Other trading account assets,” and from consolidated entities that follow specialized investment company fair value accounting are also included in “Asset management fees and other income.” In certain asset management fee arrangements, the Company is entitled to receive performance based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance based incentive fee revenue is accrued quarterly based on measuring fund performance to date versus the performance benchmark stated in the investment management agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior, used in valuation models.

Derivatives are used in a non-dealer capacity in insurance, investment and international businesses as well as treasury operations to manage the characteristics of the Company’s asset/liability mix, to manage the interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

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

Derivatives are recorded either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Consolidated Statements of Financial Position, except for embedded derivatives which are recorded in the Consolidated Statements of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed pursuant to FASB Interpretation (“FIN”) No. 39. As discussed in detail below and in Note 19, all realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating or investing activities section in the Consolidated Statements of Cash Flows.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company is currently assessing the impact of SFAS No. 141R on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Company is currently assessing the impact of SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In November 2007, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007. The Company will adopt SAB 109 effective January 1, 2008 for its loan commitments that are recorded at fair value through earnings. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. This FSP is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively to financial statements for all periods presented. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Consolidated Statements of Operations. The Company will adopt this guidance effective January 1, 2008. The Company expects to elect the fair value option for certain commercial loans held for investment and for commercial loans originated on or after January 1, 2008 that are held for sale, both of which are within the Company’s commercial mortgage operations. Electing the fair value option for these loans will allow the changes in fair values of the loans and the related derivative instruments used to economically hedge interest rate risk to offset in current earnings without needing to meet the requirements for hedge accounting treatment under SFAS 133. The Company’s adoption of this guidance is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

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

SFAS No. 158 also requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. The Company will adopt this guidance on December 31, 2008 and anticipates that the impact of changing from a September 30 measurement date to a December 31 measurement date will not have a material effect on the Company’s consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change current practices in determining fair value. The Company will adopt this guidance effective January 1, 2008. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the staff of the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in SAB 108 express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. SAB 108 is effective for fiscal years ending after November 15, 2006. Since the Company’s method for quantifying financial statement misstatements already considered those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB 108 had no effect to the financial position or results of operations of the Company.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2006, the FASB issued FSP SFAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” an amendment of FASB Statement No. 13. FSP SFAS 13-2 indicates that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease would require a recalculation of cumulative and prospective income recognition associated with the transaction. FSP SFAS 13-2 is effective for fiscal years beginning after December 15, 2006. The Company adopted FSP SFAS 13-2 on January 1, 2007 and the adoption resulted in a net after-tax reduction to retained earnings of $84 million, as of January 1, 2007.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. See Note 17 for details regarding the adoption of this pronouncement.

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

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs, including deferred policy acquisition costs, valuation of business acquired and deferred sales inducements, on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

or coverage within a contract, and was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007, which resulted in a net after-tax reduction to retained earnings of $20 million.

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

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.” Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance was effective for the first fiscal quarter beginning after December 15, 2005. The Company’s adoption of this guidance effective January 1, 2006 did not have a material effect on the Company’s consolidated financial position or results of operations as the guidance is consistent with the Company’s existing accounting policy.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

3.    ACQUISITIONS AND DISPOSITIONS

Acquisition of a portion of Union Bank of California’s Retirement Business

On December 31, 2007, the Company acquired a portion of the Union Bank of California, N.A’s retirement business for $103 million of cash consideration. In recording the transaction, the entire purchase price was allocated to other intangibles, which are reflected in “Other assets.”

Sale of Oppenheim Joint Ventures

On July 12, 2007, the Company sold its 50% interest in its operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l., which the Company accounted for under the equity method, to its partner Oppenheim S.C.A. for $121 million. These businesses establish, package and distribute mutual fund products to German and other European retail investors. The Company recorded a pre-tax gain on sale of $37 million and related taxes of $22 million for the year ended December 31, 2007.

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

Acquisition of CIGNA Corporation’s Retirement Business

On April 1, 2004, the Company acquired the retirement business of CIGNA for cash consideration of $2.1 billion. Concurrent with the acquisition, the Company entered into reinsurance arrangements with CIGNA to effect the transfer of the business included in the transaction.

The Company has assumed the liabilities and received the related assets associated with the coinsurance-with-assumption arrangement related to the acquired general account defined contribution and defined benefit plan contracts and the modified-coinsurance-with-assumption arrangement related to the majority of the acquired separate account contracts. The Company has substantially completed the process of requesting customers to agree to substitute CIGNA with a wholly owned subsidiary of the Company in these contracts.

CIGNA will retain the assets and liabilities associated with the modified-coinsurance-without-assumption arrangement related to the remaining acquired separate account contracts, but has ceded the net profits or losses and the associated net cash flows to the Company for the remaining lives of the contracts. The reinsurance recoverable and reinsurance payable associated with this arrangement are discussed in more detail in Note 11.

In addition, as an element of the acquisition, the Company had the right, beginning two years after the acquisition, to commute the modified-coinsurance-with-assumption arrangement related to the acquired defined benefit guaranteed-cost contracts in exchange for cash consideration from CIGNA. Effective April 1, 2006, the Company reached an agreement with CIGNA to convert the modified-coinsurance-with-assumption arrangement to an indemnity coinsurance arrangement, effectively retaining the economics of the defined benefit guaranteed-cost contracts for the life of the block of business. Upon conversion, the Company extinguished its reinsurance recoverable and reinsurance payable with CIGNA related to the modified-coinsurance-with-assumption arrangement. Concurrently, the Company assumed $1.7 billion of liabilities from CIGNA under the indemnity coinsurance arrangement and received the related assets.

Acquisition of Hyundai Investment and Securities Co., Ltd.

In 2004, the Company acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government, for $301 million in cash, including $210 million used to repay debt assumed. Subsequent to the acquisition, the company was renamed Prudential Investment & Securities Co., Ltd. On January 25, 2008, the Company acquired the remaining 20 percent for $90 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2007	2006	2005
	(in millions)
Equity sales, trading and research operations(1)	$(101)	$9	$14
Real estate investments sold or held for sale(2)	63	98	—
Canadian IWP and IH operations(3)	—	(10)	(31)
Philippine insurance operations(4)	—	(12)	—
Dryden Wealth Management(5)	—	(4)	(56)
International securities operations(6)	8	(8)	(26)
Healthcare operations(7)	14	29	22
Other	—	—	(7)

Income (loss) from discontinued operations before income taxes	(16)	102	(84)
Income tax expense (benefit)(6)	(33)	31	(11)

Income (loss) from discontinued operations, net of taxes	$17	$71	$(73)

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $242 million and $98 million, respectively, at December 31, 2007 and $450 million and $215 million, respectively, at December 31, 2006.

(1)	In the second quarter of 2007, the Company announced its decision to exit the equity sales, trading and research operations of the Prudential Equity Group (“PEG”). PEG’s operations were substantially wound down by June 30, 2007. Included within the table above for the year ended December 31, 2007 is a $104 million pre-tax loss in connection with this decision, primarily related to employee severance costs.
(2)	Reflects the income or loss from discontinued real estate investments, primarily related to gains recognized on the sale of real estate properties.
(3)	In the third quarter of 2006, the Company entered into a reinsurance transaction related to its Canadian Intermediate Weekly Premium (“IWP”) and Individual Health (“IH”) operations, which resulted in these operations being accounted for as discontinued operations.
(4)	In the third quarter of 2006, the Company completed the sale of its Philippine insurance operations.
(5)	On October 4, 2005, the Company completed the sale of its Dryden Wealth Management business (“Dryden”), which offered financial advisory, private banking and portfolio management services primarily to retail investors in Europe and Asia, to a subsidiary of Fortis N.V. Results for the year ended December 31, 2005 include $49 million of transaction and transaction related costs related to the sale.
(6)	International securities operations include the European retail transaction-oriented stockbrokerage and related activities of Prudential Securities Group, Inc. The year ended December 31, 2007 includes a $21 million tax benefit associated with the discontinued international securities operations.
(7)	The sale of the Company’s healthcare business to Aetna was completed in 1999. The loss the Company previously recorded upon the disposal of its healthcare business was reduced in each of the years ended December 31, 2007, 2006 and 2005. The reductions were primarily the result of favorable resolution of certain legal, regulatory and contractual matters.

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

Notes to Consolidated Financial Statements

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) at December 31:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,829	$671	$2	$6,498
Obligations of U.S. states and their political subdivisions	864	57	1	920
Foreign government bonds	27,214	946	94	28,066
Corporate securities	81,494	2,728	1,406	82,816
Asset-backed securities	21,554	133	1,228	20,459
Commercial mortgage-backed securities	10,847	148	46	10,949
Residential mortgage-backed securities	12,335	168	49	12,454

Total fixed maturities, available for sale	$160,137	$4,851	$2,826	$162,162

Equity securities, available for sale	$7,895	$1,088	$403	$8,580

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$888	$10	$6	$892
Corporate securities	789	11	16	784
Asset-backed securities	649	11	2	658
Commercial mortgage-backed securities	9	—	—	9
Residential mortgage-backed securities	1,213	4	17	1,200

Total fixed maturities, held to maturity	$3,548	$36	$41	$3,543

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,493	$514	$51	$6,956
Obligations of U.S. states and their political subdivisions	813	52	2	863
Foreign government bonds	25,254	777	66	25,965
Corporate securities	80,556	3,256	680	83,132
Asset-backed securities	25,066	176	56	25,186
Commercial mortgage-backed securities	9,790	91	50	9,831
Residential mortgage-backed securities	10,856	88	61	10,883

Total fixed maturities, available for sale	$158,828	$4,954	$966	$162,816

Equity securities, available for sale	$6,824	$1,402	$123	$8,103

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$836	$13	$5	$844
Corporate securities	774	5	10	769
Asset-backed securities	422	2	6	418
Commercial mortgage-backed securities	19	—	—	19
Residential mortgage-backed securities	1,418	4	31	1,391

Total fixed maturities, held to maturity	$3,469	$24	$52	$3,441

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2007, is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$7,247	$7,269	$345	$349
Due after one year through five years	26,563	27,010	11	11
Due after five years through ten years	34,539	35,195	21	22
Due after ten years	47,052	48,826	1,300	1,294
Asset-backed securities	21,554	20,459	649	658
Commercial mortgage-backed securities	10,847	10,949	9	9
Residential mortgage-backed securities	12,335	12,454	1,213	1,200

Total	$160,137	$162,162	$3,548	$3,543

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2007	2006	2005
	(in millions)
Fixed maturities, available for sale:
Proceeds from sales	$89,466	$83,075	$77,224
Proceeds from maturities/repayments	10,230	11,543	6,949
Gross investment gains from sales, prepayments and maturities	811	863	919
Gross investment losses from sales and maturities	(506)	(749)	(505)
Fixed maturities, held to maturity:
Proceeds from maturities/repayments	$255	$317	$462
Gross investment gains from prepayments	—	—	—
Fixed maturity and equity security impairments:
Writedowns for impairments of fixed maturities	$(187)	$(54)	$(101)
Writedowns for impairments of equity securities	(75)	(31)	(14)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” at December 31:

	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$554	$554	$299	$299

Fixed maturities:
U.S. government corporations and agencies and obligations of U.S. states	82	83	173	175
Foreign government bonds	347	354	316	319
Corporate securities	7,584	7,547	7,907	7,739
Asset-backed securities	1,266	1,207	609	603
Commercial mortgage-backed securities	2,625	2,644	2,182	2,165
Residential mortgage-backed securities	1,147	1,136	1,933	1,905

Total fixed maturities	13,051	12,971	13,120	12,906

Equity securities	1,001	948	833	1,057

Total trading account assets supporting insurance liabilities	$14,606	$14,473	$14,252	$14,262

Net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” were $(143) million, $84 million and $(34) million during the years ended December 31, 2007, 2006 and 2005 respectively.

Commercial Loans

The Company’s commercial loans are comprised as follows at December 31:

	2007		2006
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Collateralized loans by property type
Office buildings	$5,443	18.8%	$4,629	18.8%
Retail stores	4,259	14.7%	3,392	13.8%
Residential properties	939	3.3%	999	4.1%
Apartment complexes	6,290	21.8%	5,014	20.4%
Industrial buildings	6,132	21.2%	5,435	22.1%
Agricultural properties	2,148	7.4%	1,953	7.9%
Other	3,707	12.8%	3,172	12.9%

Total collateralized loans	28,918	100.0%	24,594	100.0%

Valuation allowance	(157)		(172)

Total net collateralized loans	28,761		24,422

Uncollateralized loans
Uncollateralized loans	1,302		1,330
Valuation allowance	(16)		(13)

Total net uncollateralized loans	1,286		1,317

Total commercial loans	$30,047		$25,739

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The commercial loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (22%) and New York (7%) at December 31, 2007.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2007	2006	2005
	(in millions)
Allowance for losses, beginning of year	$185	$248	$600
Release of allowance for losses	(11)	(57)	(273)
Charge-offs, net of recoveries	(2)	(7)	(30)
Change in foreign exchange	1	1	(49)

Allowance for losses, end of year	$173	$185	$248

Non-performing commercial loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

	2007	2006
	(in millions)
Non-performing commercial loans with allowance for losses	$31	$35
Non-performing commercial loans with no allowance for losses	19	8
Allowance for losses, end of year	(27)	(28)

Net carrying value of non-performing commercial loans	$23	$15

Non-performing commercial loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $26 million, $48 million, and $210 million for 2007, 2006 and 2005, respectively. Net investment income recognized on these loans totaled $1 million, $3 million and $4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s loans held for sale are primarily commercial mortgage loans to be sold in securitization transactions. The net carrying value of commercial loans held for sale by the Company as of December 31, 2007 and 2006 was $848 million (net of a valuation allowance of zero million) and $341 million (net of a valuation allowance of zero million), respectively. As of December 31, 2007 and 2006, all of the Company’s commercial loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail stores, apartment complexes and industrial buildings. In certain transactions, the Company prearranges that it will sell the loan to an investor. As of December 31, 2007 and 2006, $306 million and $93 million, respectively, of loans held for sale are subject to such arrangements.

Commercial mortgage loans in securitization transactions accounted for by the Company as sales totaled $3,589 million, $2,704 million and $2,437 million, for the years ended December 31, 2007, 2006 and 2005, respectively. The Company generally retains the servicing responsibilities related to its commercial loan securitizations. As of December 31, 2007, the Company also held commercial mortgage-backed securities representing a $191 million retained beneficial interest in the mortgage loans the Company transferred to certain securitization vehicles in 2007. These commercial mortgage-backed securities are classified as “Other trading account assets.” The Company recognized net pre-tax losses of $57 million for the year ended December 31, 2007, and net pre-tax gains of $36 million and $36 million for the years ended December 31, 2006 and 2005, respectively, in connection with securitization transactions, which are recorded in “Realized investment gains (losses), net.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Other Long-term Investments

“Other long-term investments” are comprised as follows at December 31:

	2007	2006
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$956	$764
Non real estate related	2,797	1,426

Total joint ventures and limited partnerships	3,753	2,190
Real estate held through direct ownership	1,832	1,168
Other	846	1,387

Total other long-term investments	$6,431	$4,745

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital, and in certain cases other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ minority interest in the feeder fund reported in “Other liabilities.” As of December 31, 2007 and 2006 respectively, the consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $839 million and $225 million. The minority interest in the consolidated feeder funds was $59 million and $0 million as of December 31, 2007 and 2006, respectively, and the master funds had gross assets of $11.0 billion and $8.5 billion, respectively, and gross liabilities of $10.0 billion and $8.2 billion, respectively, which are not included on the Company’s balance sheet.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Equity Method Investments

The following tables set forth summarized combined financial information for significant joint ventures and limited partnership interests accounted for under the equity method, including the Company’s investment in operating joint ventures that are discussed in more detail in Note 6. Changes between periods in the tables below reflect changes in the activities within the joint ventures and limited partnerships, as well as changes in the Company’s level of investment in such entities.

	At December 31,
	2007	2006
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Investments in real estate	$7,419	$6,950
Investments in securities	12,686	10,087
Cash and cash equivalents	692	886
Receivables	8,216	10,167
Property and equipment	107	178
Other assets(1)	3,171	1,956

Total assets	$32,291	$30,224

Borrowed funds-third party	$3,061	$976
Borrowed funds-Prudential	513	476
Payables	6,534	9,027
Other liabilities(2)	2,286	5,892

Total liabilities	12,394	16,371
Partners’ capital	19,897	13,853

Total liabilities and partners’ capital	$32,291	$30,224

Equity in partners’ capital included above	$4,294	$3,094
Equity in limited partnership interests not included above	373	372

Carrying value	$4,667	$3,466

(1)	Other assets consist of goodwill, intangible assets and other miscellaneous assets.
(2)	Other liabilities consist of securities repurchase agreements and other miscellaneous liabilities.

	Years ended December 31,
	2007	2006	2005
	(in millions)
STATEMENTS OF OPERATIONS
Income from real estate investments	$398	$333	$613
Income from securities investments	6,238	5,616	5,510
Income from other	7	27	17
Interest expense-third party	(385)	(413)	(242)
Depreciation	(1)	(14)	(9)
Management fees/salary expense	(2,378)	(2,191)	(2,289)
Other expenses	(2,096)	(1,874)	(2,283)

Net earnings	$1,783	$1,484	$1,317

Equity in net earnings included above	$532	$424	$419
Equity in net earnings of limited partnership interests not included above	66	117	131

Total equity in net earnings	$598	$541	$550

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2007	2006	2005
	(in millions)
Fixed maturities, available for sale	$8,797	$8,325	$7,536
Fixed maturities, held to maturity	90	95	90
Equity securities, available for sale	292	263	234
Trading account assets	758	708	660
Commercial loans	1,745	1,628	1,580
Policy loans	521	491	470
Broker-dealer related receivables	199	174	28
Short-term investments and cash equivalents	684	589	350
Other long-term investments	442	411	593

Gross investment income	13,528	12,684	11,541
Less investment expenses	(1,511)	(1,364)	(946)

Net investment income	$12,017	$11,320	$10,595

Carrying value for non-income producing assets included in fixed maturities and other long-term investments totaled $175 million and $10 million, respectively, as of December 31, 2007. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2007.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2007	2006	2005
	(in millions)
Fixed maturities	$118	$60	$313
Equity securities	634	309	431
Commercial loans	26	82	164
Investment real estate	10	19	28
Joint ventures and limited partnerships	105	154	30
Derivatives	(275)	103	416
Other	(5)	47	(4)

Realized investment gains (losses), net	$613	$774	$1,378

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Consolidated Statements of Financial Position as a component of “Accumulated other comprehensive income (loss).” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the years ended December 31, are as follows:

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2004	$8,365	$(372)	$(1,794)	$(3,141)	$(1,037)	$2,021
Net investment gains (losses) on investments arising during the period	(1,075)	—	—	—	385	(690)
Reclassification adjustment for (gains) losses included in net income	(791)	—	—	—	283	(508)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	152	—	—	(54)	98
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	167	—	(57)	110
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	839	(294)	545

Balance, December 31, 2005	6,499	(220)	(1,627)	(2,302)	(774)	1,576
Net investment gains (losses) on investments arising during the period	(1,007)	—	—	—	349	(658)
Reclassification adjustment for (gains) losses included in net income	(389)	—	—	—	135	(254)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	47	—	—	(17)	30
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	299	—	(105)	194
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	436	(153)	283

Balance, December 31, 2006	5,103	(173)	(1,328)	(1,866)	(565)	1,171
Net investment gains (losses) on investments arising during the period	(1,322)	—	—	—	433	(889)
Reclassification adjustment for (gains) losses included in net income	(756)	—	—	—	248	(508)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	55	—	—	(19)	36
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	86	—	(30)	56
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	820	(286)	534

Balance, December 31, 2007	$3,025	$(118)	$(1,242)	$(1,046)	$(219)	$400

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The table below presents unrealized gains (losses) on investments by asset class at December 31:

	2007	2006	2005
	(in millions)
Fixed maturities, available for sale	$2,025	$3,988	$5,728
Equity securities, available for sale	685	1,279	896
Derivatives designated as cash flow hedges(1)	(267)	(191)	(122)
Other investments	582	27	(3)

Net unrealized gains on investments	$3,025	$5,103	$6,499

(1)	See Note 19 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at December 31:

	2007
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,577	$2	$22	$—	$5,599	$2
Obligations of U.S. states and their political subdivisions	529	—	20	—	549	—
Foreign government bonds	3,633	50	1,430	51	5,063	101
Corporate securities	65,577	1,025	9,091	397	74,668	1,422
Commercial mortgage-backed securities	8,703	27	1,519	20	10,222	47
Asset-backed securities	15,711	1,031	3,139	198	18,850	1,229
Residential mortgage-backed securities	10,068	22	2,692	44	12,760	66

Total	$109,798	$2,157	$17,913	$710	$127,711	$2,867

(1)	Includes $2,019 million of fair value and $41 million of gross unrealized losses at December 31, 2007 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2006
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,484	$43	$204	$9	$2,688	$52
Obligations of U.S. states and their political subdivisions	44	—	276	1	320	1
Foreign government bonds	4,844	42	797	30	5,641	72
Corporate securities	14,420	228	12,528	461	26,948	689
Commercial mortgage-backed securities	4,274	28	1,497	40	5,771	68
Asset-backed securities	3,485	9	1,324	35	4,809	44
Residential mortgage-backed securities	1,762	12	3,069	80	4,831	92

Total	$31,313	$362	$19,695	$656	$51,008	$1,018

(1)	Includes $2,266 million of fair value and $52 million of gross unrealized losses at December 31, 2006 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The gross unrealized losses at December 31, 2007 and 2006 are composed of $2,476 million and $891 million related to investment grade securities and $391 million and $127 million related to below investment grade securities, respectively. At December 31, 2007, $426 million of the gross unrealized losses represented declines in value of greater than 20%, all of which had been in that position for less than six months, as compared to $7 million at December 31, 2006 that represented declines in value of greater than 20%, substantially all of which had been in that position for less than six months. At December 31, 2007, the $710 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and utilities sectors. At December 31, 2006, the $656 million of gross unrealized losses of twelve months or more were concentrated in the manufacturing, utilities and services sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at December 31, 2007 or 2006.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at December 31:

	2007
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$5,725	$403	$5	$—	$5,730	$403

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2006
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,721	$115	$134	$8	$1,855	$123

At December 31, 2007, $154 million of the gross unrealized losses represented declines of greater than 20%, substantially all of which had been in that position for less than six months. At December 31, 2006, $25 million of the gross unrealized losses represented declines of greater than 20%, substantially all of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at December 31, 2007 or 2006.

Duration of Gross Unrealized Loss Positions for Cost Method Investments

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual cost method investments have been in a continuous unrealized loss position, at December 31:

	2007
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$47	$2	$35	$4	$82	$6

	2006
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$43	$3	$6	$—	$49	$3

The aggregate cost of the Company’s cost method investments included in “Other long-term investments” totaled $370 million and $214 million at December 31, 2007 and 2006, respectively. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at December 31, 2007 or 2006.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

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

	At December 31,
	2007	2006
	(in millions)
Fixed maturities, available for sale	$170	$130
Fixed maturities, held to maturity	822	771
Commercial loans	460	421
Other long-term investments	583	102
Cash and cash equivalents	14	71
Accrued investment income	7	6
Other assets	5	10

Total assets of consolidated VIEs	$2,061	$1,511

Total liabilities of consolidated VIEs	$536	$500

In addition, the Company has created a trust that is a VIE, to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program (“FANIP”). The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The Company is the primary beneficiary of the trust, which is therefore consolidated. The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $8,535 million and $6,537 million at December 31, 2007 and 2006, respectively, is classified on the Consolidated Statements of Financial Position within “Policyholders’ account balances.” See Note 8 for more information on FANIP.

Significant Variable Interests in Unconsolidated Variable Interest Entities

The Company is the collateral manager for certain asset backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”), for which the Company earns fee income. Additionally, the Company may invest in debt or equity securities issued by these CDOs. CDOs raise capital by issuing debt and equity securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has determined that it is the primary beneficiary of two CDOs it manages at December 31, 2007 and one CDO it managed at December 31, 2006, which are consolidated and reflected in the table above. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated CDOs it manages is limited to its investment in the CDOs, which was $143 million and $122 million at December 31, 2007 and 2006, respectively. These investments are reflected in “Fixed maturities, available for sale.”

In addition, in the normal course of its activities, the Company will invest in structured investments, some of which are VIEs. These structured investments typically invest in fixed income investments and are managed by third parties. The Company’s maximum exposure to loss on these structured investments, both VIEs and non-VIEs, is limited to the amount of its investment.

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

the VIE’s portfolio of assets and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $1,933 million and $2,131 million at December 31, 2007 and 2006, respectively, which includes the fair value of the embedded derivatives.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2007	2006
	(in millions)
Fixed maturities, available for sale	$16,073	$17,798
Trading account assets supporting insurance liabilities	527	374
Other trading account assets	957	964
Separate account assets	5,372	4,657

Total securities pledged	$22,929	$23,793

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under agreements to resell. The fair value of this collateral was approximately $704 million and $650 million at December 31, 2007 and 2006, respectively, of which $704 million in 2007 and $408 million in 2006 had either been sold or repledged.

Assets of $197 million and $271 million at December 31, 2007 and 2006, respectively, were on deposit with governmental authorities or trustees. Additionally, assets carried at $692 million and $697 million at December 31, 2007 and 2006, respectively, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Letter stock or other securities restricted as to sale amounted to $154 million and $0 million at December 31, 2007 and 2006, respectively. Restricted cash and securities of $3,097 million and $2,752 million at December 31, 2007 and 2006, respectively, were included in “Other assets.” The restricted cash and securities primarily represent funds deposited by clients and funds accruing to clients as a result of trades or contracts.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

5.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2007	2006	2005
	(in millions)
Balance, beginning of year	$10,863	$9,438	$8,847
Capitalization of commissions, sales and issue expenses	2,250	2,039	1,806
Amortization	(996)	(745)	(1,014)
Change in unrealized investment gains and losses	53	45	155
Disposition of subsidiaries	—	(6)	—
Foreign currency translation and other	185	92	(356)
Impact of adoption of SOP 05-1	(16)	—	—

Balance, end of year	$12,339	$10,863	$9,438

6.    INVESTMENTS IN OPERATING JOINT VENTURES

The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. Investments in operating joint ventures include the Company’s investment in Wachovia Securities, as well as investments in other operating joint ventures as part of its international insurance and international investment businesses. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 4.

Investment in Wachovia Securities

On July 1, 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities, a joint venture now headquartered in St. Louis, Missouri. As of December 31, 2007, the Company had a 38% ownership interest in the joint venture with Wachovia owning the remaining 62%. The transaction included certain assets and liabilities of the Company’s securities brokerage operations; however, the Company retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. The Company and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to March 31, 2004.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. (“A.G. Edwards”) for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities.

On July 6, 2007, the Board of Directors of the Company approved the election by the Company of the “lookback” option under the terms of the agreements relating to the joint venture. The “lookback” option permits the Company to delay for approximately two years following the combination of the A.G. Edwards business with Wachovia Securities the Company’s decision to make or not to make payments to avoid or limit dilution of its ownership interest in the joint venture. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities will be based on the Company’s diluted ownership level, which is in the process of being determined. Any payment at the end of the “lookback” period to restore all or part of the Company’s ownership interest in the joint venture would be based on the appraised or agreed value of the existing joint venture and the A.G. Edwards business. In such event, the Company would also need to make a true-up payment of one-time costs associated with the combination to reflect the incremental increase in its ownership interest in the joint venture. Alternatively, the Company may at the end of the “lookback” period “put” its joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of the date of the combination of the A.G. Edwards business with Wachovia Securities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS IN OPERATING JOINT VENTURES (continued)

The Company will adjust the carrying value of its ownership interest in the joint venture effective as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities, to reflect the addition of that business and the initial dilution of its ownership level and to record the initial value of the above described rights under the “lookback” option. The Company expects that the value to be recognized for the foregoing items will be credited net of tax directly to “Additional paid-in capital.”

The Company also retains its separate right to “put” its joint venture interests to Wachovia at any time after July 1, 2008 based on the appraised value of the joint venture, including the A.G. Edwards business, determined as if it were a public company and including a control premium such as would apply in the case of a sale of 100% of its common equity. However, if in connection with the “lookback” option the Company elects at the end of the “lookback” period to make payments to avoid or limit dilution, the Company may not exercise this “put” option prior to the first anniversary of the end of the “lookback” period. The agreement between Prudential Financial and Wachovia also gives the Company put rights, and Wachovia call rights, in certain other specified circumstances, at prices determined in accordance with the agreement.

The Company’s investment in Wachovia Securities was $1.220 billion and $1.217 billion as of December 31, 2007 and 2006, respectively. The Company recognized pre-tax equity earnings from Wachovia Securities of $370 million, $294 million and $192 million for the years ended December 31, 2007, 2006 and 2005, respectively. The income tax expense associated with these earnings was $146 million, $117 million and $76 million for the years ended December 31, 2007, 2006 and 2005, respectively. Dividends received from the investment in Wachovia Securities were $366 million, $277 million and $154 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In connection with the combination of the Company’s retail securities brokerage and clearing operations with those of Wachovia, the Company entered into various agreements with Wachovia and Wachovia Securities, including one associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in asset management fees has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination. The agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement was $51 million in 2007, $51 million in 2006 and $54 million in 2005.

Investments in other operating joint ventures

The Company has made investments in other operating joint ventures as part of its international insurance and international investments businesses. The Company’s combined investment in these other operating joint ventures was $1,040 million and $437 million as of December 31, 2007 and 2006, respectively, including $633 million and $45 million, respectively, related to an indirect investment in China Pacific Group, a Chinese insurance operation. The indirect investment in China Pacific Group as of December 31, 2007 includes unrealized market value increases, which are included in accumulated other comprehensive income, related to China Pacific Group’s initial public offering on the Shanghai Exchange in 2007. The Company recognized combined after-tax equity earnings from these joint ventures of $22 million, $31 million and $26 million for the years ended December 31, 2007, 2006 and 2005, respectively. Dividends received from these investments combined were $31 million, $29 million and $17 million for the years ended December 31, 2007, 2006 and 2005, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES

Valuation of Business Acquired

The balance of and changes in VOBA as of and for the years ended December 31, are as follows:

	2007	2006	2005
	(in millions)
Balance, beginning of year	$1,304	$776	$930
Acquisitions	—	647	—
Amortization(1)	(243)	(182)	(176)
Change in unrealized investment gains and losses	2	2	(3)
Interest(2)	62	60	63
Foreign currency translation	12	1	(38)
Impact of adoption of SOP 05-1	(12)	—	—
Impact of adoption of FIN No. 48(3)	(53)	—	—

Balance, end of year	$1,072	$1,304	$776

(1)	The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 7, 18, 5 and 6 years for the VOBA related to the insurance transactions associated with Allstate, CIGNA, American Skandia, Inc. (“American Skandia”), and Aoba Life Insurance Company, LTD. (“Aoba Life”), respectively. The VOBA balances at December 31, 2007 were $493 million, $272 million, $118 million, and $189 million related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively.
(2)	The interest accrual rates vary by product. The interest rates were 5.48%, 8.0%, 5.78%, and 2.35% to 2.50% for the VOBA related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively.
(3)	Upon adoption of FIN No. 48, the Company reduced its valuation allowance on the deferred taxes associated with the acquisition of Gibraltar Life. In accordance with FAS No. 109 and FAS No. 154, the reduction in valuation allowance was applied against non-current intangible assets prior to being applied to retained earnings.

The following table provides estimated future amortization, net of interest, for the periods indicated.

VOBA Amortization
(in millions)
2008	$148
2009	120
2010	98
2011	80
2012	64
2013 and thereafter	562

Total	$1,072

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES (continued)

Goodwill

The changes in the book value of goodwill by segment are as follows:

	Year Ended December 31, 2007
	Balance at January 1	Acquisitions	Impairment Charge	Other(1)	Balance at December 31
	(in millions)
Individual Annuities	$97	$—	$—	$—	$97
Asset Management	238	—	—	5	243
Retirement	338	—	—	—	338
International Insurance	19	—	—	4	23
International Investments	125	—	—	1	126
Real Estate and Relocation Services	118	—	—	1	119

Total	$935	$—	$—	$11	$946

	Year Ended December 31, 2006
	Balance at January 1	Acquisitions	Impairment Charge	Other(1)	Balance at December 31
	(in millions)
Individual Annuities	$—	$97	$—	$—	$97
Asset Management	240	—	—	(2)	238
Retirement	342	—	—	(4)	338
International Insurance	17	—	—	2	19
International Investments	120	3	—	2	125
Real Estate and Relocation Services	116	—	—	2	118

Total	$835	$100	$—	$—	$935

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit, which is defined as an operating segment or one level below an operating segment, below its carrying amount. There were no impairments recorded in 2007, 2006 or 2005.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$242	$(86)	$156	$229	$(81)	$148
Customer relationships	310	(142)	168	181	(122)	59
Other	31	(21)	10	27	(16)	11
Not subject to amortization	N/A	N/A	6	N/A	N/A	6

Total			$340			$224

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES (continued)

The fair values of net mortgage servicing rights were $183 million and $176 million at December 31, 2007 and 2006, respectively. Amortization expense for other intangibles was $46 million for the years ended December 31, 2007 and 2006 and $42 million for the year ended December 31, 2005. Amortization expense for other intangibles is expected to be approximately $42 million in 2008, $46 million in 2009, $41 million in 2010, $37 million in 2011 and $33 million in 2012.

8.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2007	2006
	(in millions)
Life insurance	$88,017	$83,847
Individual and group annuities and supplementary contracts	17,463	17,639
Other contract liabilities	3,885	3,414

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	109,365	104,900

Unpaid claims and claim adjustment expenses	2,103	2,051

Total future policy benefits	$111,468	$106,951

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 17% and 20% of domestic individual life insurance in force at December 31, 2007 and 2006, respectively, and 87%, 89% and 90% of domestic individual life insurance premiums for 2007, 2006 and 2005, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 1.4% to 9.5%; less than 2% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 1.1% to 14.8%; less than 2% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 2.5% to 6.6%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    POLICYHOLDERS’ LIABILITIES (continued)

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration traditional and non-participating annuities; structured settlements and single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $2,464 million and $2,658 million as of December 31, 2007 and 2006, respectively, are included in “Future policy benefits” with respect to these deficiencies, of which $1,160 million and $1,259 million as of December 31, 2007 and 2006, respectively, relate to net unrealized gains on securities classified as available for sale.

The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 9.

Unpaid claims and claim adjustment expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet dates related to group disability products. Unpaid claim liabilities are discounted using interest rates ranging from 0% to 6%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2007	2006
	(in millions)
Individual annuities	$15,420	$14,660
Group annuities	20,342	20,289
Guaranteed investment contracts and guaranteed interest accounts	13,274	13,670
Funding agreements	8,601	6,905
Interest-sensitive life contracts	12,271	11,226
Dividend accumulations and other	14,246	13,902

Policyholders’ account balances	$84,154	$80,652

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2007 and 2006, are $8,535 million and $6,537 million, respectively, of medium-term notes liabilities of consolidated variable interest entities secured by funding agreements purchased from the Company with the proceeds of such notes. The interest rates associated with such notes range from 3.9% to 5.7%. Interest crediting rates range from 0% to 11.8% for interest-sensitive life contracts and from 0% to 13.4% for contracts other than interest-sensitive life. Less than 2% of policyholders’ account balances have interest crediting rates in excess of 8%.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2007 and 2006, there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization or withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2007 and 2006, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2007		December 31, 2006
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death	At Annuitization/ Accumulation(1)
(dollars in millions)
Variable Annuity Contracts

Return of net deposits
Account value	$42,995	$ 47	$37,071	$ 57
Net amount at risk	$ 1,204	$ 4	$ 1,491	$ 5
Average attained age of contractholders	61 years	65 years	60 years	64 years

Minimum return or contract value
Account value	$32,334	$37,162	$32,118	$28,322
Net amount at risk	$ 2,255	$ 996	$ 2,528	$ 733
Average attained age of contractholders	64 years	60 years	64 years	59 years
Average period remaining until earliest expected annuitization	N/A	5 years	N/A	6 years

(1)	Includes income and withdrawal benefits as described herein.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	December 31, 2007		December 31, 2006
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
	(in millions)
Variable Annuity Contracts

Market value adjusted annuities
Account value	$1,417	$1,418	$1,426	$1,438

	December 31, 2007	December 31, 2006
	In the Event of Death
	(dollars in millions)
Variable Life, Variable Universal Life and Universal Life Contracts

No lapse guarantees
Separate account value	$2,366	$2,070
General account value	$2,201	$1,932
Net amount at risk	$59,013	$50,726
Average attained age of contractholders	45 years	45 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2007	December 31, 2006
	(in millions)
Equity funds	$36,100	$39,229
Bond funds	6,732	7,228
Balanced funds	22,510	12,731
Money market funds	2,966	2,624
Other	3,198	3,065

Total	$71,506	$64,877

In addition to the amounts invested in separate account investment options above, $3,823 million at December 31, 2007 and $4,312 million at December 31, 2006 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives under SFAS No. 133. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.” The Company maintains a portfolio of derivative investments that serve as an economic hedge of the risks of these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivatives investments does not qualify for hedge accounting treatment under U.S. GAAP.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	GMDB	GMIB	GMAB/ GMWB/ GMIWB
	(in millions)
Balance at January 1, 2005	$88	$8	$—
Incurred guarantee benefits(1)	58	7	(2)
Paid guarantee benefits and other	(55)	—	—

Balance at December 31, 2005	91	15	(2)

Acquisition	—	—	2
Incurred guarantee benefits(1)	85	14	(38)
Paid guarantee benefits and other	(47)	—	—

Balance at December 31, 2006	129	29	(38)

Incurred guarantee benefits(1)	96	24	206
Paid guarantee benefits and other	(65)	1	—
Impact of adoption of SOP 05-1	(1)	(1)	—

Balance at December 31, 2007	$159	$53	$168

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The GMIB liability is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue (or, in the case of acquired contracts, at the acquisition date), the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which includes an automatic investment rebalancing element that reduces the Company’s exposure to these guarantees as the rebalancing element moves investments from variable to fixed investment options when markets experience significant or prolonged declines. If the markets subsequently recover, the rebalancing element will move investments from fixed to variable investment options. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMWB features provide the contractholder with a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMIWB features predominantly present a benefit that provides a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

withdrawal option guarantees that, upon the election of such benefit, a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of: (1) the account value on the date of first withdrawal; (2) cumulative deposits when withdrawals commence, less cumulative withdrawals plus a minimum return; or (3) the highest contract value on a specified date minus any withdrawals. The income option guarantees that a contract holder can, upon the election of this benefit, withdraw a lesser amount each year for the annuitant’s life based on the total guaranteed balance. The withdrawal or income benefit can be elected by the contract holder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an automatic investment rebalancing element that reduces the Company’s exposure to these guarantees as the rebalancing element moves investments from variable to fixed investment options when markets experience significant or prolonged declines. If the markets subsequently recover, the rebalancing element will move investments from fixed to variable investment options. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other assets.” The Company offers various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit, (2) additional credits after a certain number of years a contract is held and (3) enhanced interest crediting rates that are higher than the normal general account interest rate credited in certain product lines. Changes in deferred sales inducements are as follows:

Sales Inducements
(in millions)
Balance at January 1, 2005	$264
Capitalization	152
Amortization	(35)

Balance at December 31, 2005	381

Capitalization	233
Amortization	(51)

Balance at December 31, 2006	563

Capitalization	326
Amortization	(86)
Impact of adoption of SOP 05-1	(5)

Balance at December 31, 2007	$798

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. The Company recognized a policyholder dividend obligation of $732 million and $483 million at December 31, 2007 and 2006, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $1.047 billion and $1.865 billion at December 31, 2007 and 2006, respectively, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the years ended December 31, 2007 and 2006.

On December 11, 2007, Prudential Insurance’s Board of Directors acted to increase the dividends payable in 2008 on Closed Block policies. This increase reflects improved mortality as well as recent investment gains. These actions resulted in an $89 million increase in the liability for policyholder dividends recognized in the year ended December 31, 2007.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2007	2006
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,208	$50,705
Policyholders’ dividends payable	1,212	1,108
Policyholder dividend obligation	1,779	2,348
Policyholders’ account balances	5,555	5,562
Other Closed Block liabilities	10,649	10,800

Total Closed Block Liabilities	70,403	70,523

Closed Block Assets
Fixed maturities, available for sale, at fair value	45,459	46,707
Other trading account assets, at fair value	142	—
Equity securities, available for sale, at fair value	3,858	3,684
Commercial loans	7,353	6,794
Policy loans	5,395	5,415
Other long-term investments	1,311	922
Short-term investments	1,326	1,765

Total investments	64,844	65,287
Cash and cash equivalents	1,310	1,275
Accrued investment income	630	662
Other Closed Block assets	581	277

Total Closed Block Assets	67,365	67,501

Excess of reported Closed Block Liabilities over Closed Block Assets	3,038	3,022
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	1,006	1,844
Allocated to policyholder dividend obligation	(1,047)	(1,865)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,997	$3,001

Information regarding the policyholder dividend obligation is as follows:

	2007	2006
	(in millions)
Balance, January 1	$2,348	$2,628
Impact on income before gains allocable to policyholder dividend obligation	249	157
Change in unrealized investment gains	(818)	(437)

Balance, December 31	$1,779	$2,348

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

Closed Block revenues and benefits and expenses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in millions)
Revenues
Premiums	$3,552	$3,599	$3,619
Net investment income	3,499	3,401	3,447
Realized investment gains (losses), net	584	490	624
Other income	51	50	50

Total Closed Block revenues	7,686	7,540	7,740

Benefits and Expenses
Policyholders’ benefits	4,021	3,967	3,993
Interest credited to policyholders’ account balances	139	139	137
Dividends to policyholders	2,731	2,518	2,653
General and administrative expenses	729	725	717

Total Closed Block benefits and expenses	7,620	7,349	7,500

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	66	191	240
Income tax expense	64	77	35

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	2	114	205
Income from discontinued operations, net of taxes	2	—	—

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$4	$114	$205

11.    REINSURANCE

The Company participates in reinsurance in order to provide additional capacity for future growth, to limit the maximum net loss potential arising from large risks and in acquiring or disposing of businesses. On June 1, 2006, the Company acquired the variable annuity business of Allstate through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement and a modified coinsurance arrangement which are more fully described in Note 3. The acquisition of the retirement business of CIGNA on April 1, 2004, required the Company, through a wholly owned subsidiary, to enter into certain reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction. These reinsurance arrangements are more fully described in Note 3. Also, in the fourth quarter of 2003, the Company sold its property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual. In connection with that sale, the Company reinsured Liberty Mutual for certain losses which will be settled based upon loss experience through December 31, 2008 and are more fully described in Note 21.

Life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess and coinsurance. In addition, the Company has reinsured with unaffiliated third parties, 73% of the Closed Block through various modified coinsurance arrangements. The Company accounts for these modified coinsurance arrangements under the deposit method of accounting. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    REINSURANCE (continued)

reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short-and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

The tables presented below exclude amounts pertaining to the Company’s discontinued operations.

Reinsurance amounts included in the Consolidated Statements of Operations for the years ended December 31, were as follows:

	2007	2006	2005
	(in millions)
Direct premiums	$15,688	$15,122	$14,746
Reinsurance assumed	35	99	102
Reinsurance ceded	(1,372)	(1,313)	(1,092)

Premiums	$14,351	$13,908	$13,756

Policyholders’ benefits ceded	$(1,354)	$(1,326)	$(1,108)

Reinsurance recoverables at December 31, are as follows:

	2007	2006
	(in millions)
Individual and group annuities(1)	$1,378	$1,283
Life insurance	602	524
Other reinsurance	135	139

Total reinsurance recoverable	$2,115	$1,946

(1)	Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded related reinsurance payables of $1,377 million and $1,282 million at December 31, 2007 and 2006, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the retirement business of CIGNA, three major reinsurance companies account for approximately 53% of the reinsurance recoverable at December 31, 2007. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

12.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2007	2006
	(in millions)
Commercial paper	$8,439	$7,536
Floating rate convertible senior notes	4,883	4,000
Other notes payable	590	557
Current portion of long-term debt	1,745	443

Total short-term debt	$15,657	$12,536

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt and convertible debt, was approximately 4.6% and 5.3% at December 31, 2007 and 2006, respectively.

At December 31, 2007, the Company had $5,075 million in committed lines of credit from numerous financial institutions, substantially all of which were unused. These lines of credit generally have terms ranging from one to five years. The Company also has access to uncommitted lines of credit from banks and other financial institutions.

The Company issues commercial paper primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At December 31, 2007 and 2006, a portion of commercial paper borrowings were supported by $5,000 million and $4,000 million of the Company’s existing lines of credit, respectively. At December 31, 2007 and 2006, the weighted average maturity of commercial paper outstanding was 28 and 18 days, respectively.

On November 16, 2005, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, that were convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. On April 13, 2007, Prudential Financial announced its intention to call all such outstanding floating rate convertible senior notes for redemption on May 21, 2007. Prior to the redemption by the Company, substantially all holders elected to convert their senior notes as provided under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash equal to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of Prudential Financial Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the closing market price of Prudential Financial Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. Accordingly, at conversion the Company issued 2,367,887 shares of Common Stock from treasury. The conversion had no impact on the Company’s results of operations and resulted in a net increase to shareholders’ equity of $44 million, reflecting the tax benefit associated with the conversion of the senior notes. The interest rate on these notes was a floating rate equal to 3-month LIBOR minus 2.76%, reset quarterly, and ranged from 2.60% to 2.61% in 2007 and from 1.57% to 2.65% in 2006.

On December 7, 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is a floating rate equal to 3-month LIBOR minus 2.40%, reset quarterly, and ranged from 2.73% to 3.30% in 2007 and was 2.95% in 2006. These notes are redeemable by Prudential Financial, at par plus accrued interest, on or after December 13, 2007. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date was December 12, 2007. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2008.

On December 12, 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

if any. The interest rate on these notes is a floating rate equal to 3-month LIBOR minus 1.63%, reset quarterly, and was 3.52% in 2007. These notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date is June 15, 2009.

Prudential Financial has agreed to file quarterly prospectus supplements to register with the SEC under the Company’s shelf registration statement resales of the convertible senior notes and the shares of restricted Prudential Financial Common Stock issued to certain holders of the convertible senior notes upon conversion. In the event the Company is unable to complete or maintain the effectiveness of this registration, the Company could be required to pay liquidated damages of 0.25% applied to the par amount of the notes for each interest period such default continues under the registration rights agreements entered into with the holders of the notes. The Company has no liability accrued as of December 31, 2007 related to these agreements, as it believes the likelihood of default under the registration rights agreements are remote.

Long-term Debt

Long-term debt at December 31, is as follows:

	Maturity Dates		Rate	2007	2006
				(in millions)
Prudential Holdings, LLC notes (the “IHC debt”)
Series A	2017	(1)	(2)	$333	$333
Series B	2023	(1)	7.245%	777	777
Series C	2023	(1)	8.695%	640	640
Fixed rate notes:
Fixed rate note subject to set-off arrangements	2009-2011		4.45%-5.11%	—	1,692
Surplus notes	2015-2025		8.10%-8.30%	444	443
Other fixed rate notes	2008-2037		3.25%-9.13%	9,753	7,802
Floating rate notes:
Surplus notes	2016-2052		(3)	1,600	600
Other floating rate notes	2008-2020		(4)	554	604

Sub-total				14,101	12,891

Less assets under set-off arrangements(5)				—	1,468

Total long-term debt				$14,101	$11,423

(1)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(2)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 5.8% to 6.5% in 2007 and 5.4% to 6.3% in 2006.
(3)	The interest rate on the floating rate Surplus notes ranged from 5.4% to 5.9% in 2007 and was 5.6% in 2006.
(4)	The interest rates on the other floating rate notes are based on LIBOR and the U.S. Consumer Price Index. Interest rates ranged from 2.7% to 7.5% in 2007 and 2.7% to 6.7% in 2006.
(5)	Assets under set-off arrangements represent a reduction in the amount of fixed rate notes included in long-term debt, relating to an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.

Several long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2007 and 2006, the Company was in compliance with all debt covenants.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

The fixed rate surplus notes issued by Prudential Insurance are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (the “Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2007 and 2006, the Company met these statutory capital requirements. At December 31, 2007 and 2006, $444 million and $693 million, respectively, of fixed rate surplus notes were outstanding, of which $250 million is reflected as short-term debt at December 31, 2006.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes. As of December 31, 2007 and 2006, $1,100 million and $600 million, respectively, were outstanding under this agreement. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. The derivative instruments discussed above also provide that in the event approval is not obtained to make interest or principal payments, the holder of the surplus notes may have the right to sell the surplus notes to Prudential Financial. As of December 31, 2007 and 2006, these derivative instruments had no material value.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative with an affiliate of one of the purchasers that will require Prudential Financial to make certain payments in the event of deterioration in the credit quality of the surplus notes. As of December 31, 2007, the credit derivative had no material value.

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was decreased by $26 million and $4 million for the years ended December 31, 2007 and 2006, respectively. See Note 19 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,429 million, $1,161 million and $775 million, for the years ended December 31, 2007, 2006 and 2005, respectively. This includes interest expense of $204 million, $150 million and $75 million for the years ended December 31, 2007, 2006 and 2005, respectively, reported in “Net investment income.”

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

Net proceeds from the IHC debt amounted to $1,727 million. The majority of the net proceeds, or $1,218 million, was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. In addition, $72 million was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt. The remainder of the net proceeds were deposited to a restricted account within PHLLC. This restricted account, referred to as the DSCA, constitutes additional collateral for the IHC debt and as of December 31, 2007 had a balance of $1,006 million.

Summarized consolidated financial data for Prudential Holdings, LLC is presented below.

	2007	2006
	(in millions)
Consolidated Statements of Financial Position data at December 31:
Total assets	$358,674	$345,926
Total liabilities	342,244	330,138
Total equity	16,430	15,788
Total liabilities and equity	358,674	345,926

	2007	2006	2005
	(in millions)
Consolidated Statements of Operations data for the years ended December 31:
Total revenues	$22,492	$20,957	$20,189
Total benefits and expenses	20,379	18,768	17,816
Income from continuing operations before income taxes	2,113	2,189	2,373
Net income	1,589	1,729	2,240

Consolidated Statements of Cash Flows data for the years ended December 31:
Cash flows from operating activities	$3,115	$5,827	$2,480
Cash flows used in investing activities	(1,384)	(7,218)	(8,396)
Cash flows from (used in) financing activities	(2,508)	1,613	6,228
Effect of foreign exchange rate changes on cash balances	(2)	(10)	(16)
Net increase (decrease) in cash and cash equivalents	(779)	212	296

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

At December 31, 2007, the Company was in compliance with all IHC debt covenants.

13.    STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2004	604.9	80.3	524.6	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	32.4	(32.4)	—
Stock-based compensation programs(1)	—	(5.3)	5.3	—

Balance, December 31, 2005	604.9	107.4	497.5	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	32.4	(32.4)	—
Stock-based compensation programs(1)	—	(6.0)	6.0	—

Balance, December 31, 2006	604.9	133.8	471.1	2.0
Common Stock issued	—	—		—
Common Stock acquired	—	32.0	(32.0)	—
Stock-based compensation programs(1)	—	(5.9)	5.9	—
Convertible senior notes(2)	—	(2.4)	2.4	—

Balance, December 31, 2007	604.9	157.5	447.4	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program as discussed in Note 15.
(2)	Represents shares issued in conjunction with the conversion of the November 2005 convertible senior notes, as discussed in Note 12.

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

In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007. During 2007, the Company acquired 32.0 million shares of its outstanding Common Stock at a total cost of $3.0 billion.

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.5 billion of its outstanding Common Stock in calendar year 2008. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. The 2008 stock repurchase program supersedes all previous repurchase programs.

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

New Jersey insurance law provides that dividends or distributions may be declared or paid by Prudential Insurance without prior regulatory approval only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. Unassigned surplus of Prudential Insurance was $5,021 million at December 31, 2007. There were applicable adjustments for unrealized gains of $1,582 million at December 31, 2007. In addition, Prudential Insurance must obtain non-disapproval from the New Jersey insurance regulator before paying a dividend or distribution if the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, would exceed the greater of 10% of Prudential Insurance’s surplus as of the preceding December 31 ($6,981 million as of December 31, 2007) or its statutory net gain from operations for the twelve month period ending on the preceding December 31, excluding realized investment gains and losses ($1,024 million for the year ended December 31, 2007).

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

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2007 and 2006.

Comprehensive Income

The components of comprehensive income for the years ended December 31, are as follows:

	2007	2006	2005
	(in millions)
Net income	$3,704	$3,428	$3,540
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	190	197	(401)
Change in net unrealized investments gains (losses)(1)	(771)	(405)	(445)
Additional minimum pension liability adjustment	—	49	(111)
Change in pension and postretirement unrecognized net periodic benefit (cost)	509	—	—

Other comprehensive loss, net of tax expense (benefit) of $11, ($264), ($371)	(72)	(159)	(957)

Comprehensive income	$3,632	$3,269	$2,583

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Additional Minimum Pension Liability Adjustment	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2004	$326	$2,021	$(156)	$—	$2,191
Change in component during year	(401)	(445)	(111)	—	(957)

Balance, December 31, 2005	(75)	1,576	(267)	—	1,234
Change in component during year	197	(405)	49	—	(159)
Impact of adoption of SFAS No. 158(2)	—	—	218	(774)	(556)

Balance, December 31, 2006	122	1,171	—	(774)	519
Change in component during year	190	(771)	—	509	(72)

Balance, December 31, 2007	$312	$400	$—	$(265)	$447

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.
(2)	See Note 16 for additional information on the adoption of SFAS No. 158.

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

of domicile. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income of Prudential Insurance amounted to $1,274 million, $444 million and $2,170 million for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory capital and surplus of Prudential Insurance amounted to $6,981 million and $5,973 million at December 31, 2007 and 2006, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    EARNINGS PER SHARE (continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	2007			2006			2005
	(in millions, except per share amounts)
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$3,497			$3,073			$3,292
Direct equity adjustment	53			68			82

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,550	459.8	$7.72	$3,141	484.2	$6.49	$3,374	511.8	$6.59

Effect of dilutive securities and compensation programs
Stock options		5.4			6.6			5.9
Deferred and long-term compensation programs		2.9			3.2			3.2
Convertible senior notes		0.2			—			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,550	468.3	$7.58	$3,141	494.0	$6.36	$3,374	520.9	$6.48

For the years ended December 31, 2007, 2006 and 2005, 1.6 million, 2.1 million and 1.8 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $91.60, $76.11 and $56.02 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The $2.0 billion November 2005 issuance was called for redemption in May 2007, and prior to redemption by the Company substantially all holders elected to convert their senior notes as provided for under their terms, which resulted in the issuance of 2,367,887 shares of Common Stock from treasury. Those notes were dilutive to earnings per share in 2007 by 0.2 million shares, weighted for the period prior to the conversion date, as the average market price of the Common Stock was above $90.00, the initial conversion price. The $2.0 billion December 2006 issuance will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. The $3.0 billion December 2007 issuance will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39. See Note 12 for additional information regarding the convertible senior notes.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    EARNINGS PER SHARE (continued)

Class B Stock

Income from continuing operations per share of Class B Stock was $68.50, $108.00 and $119.50 for the years ended December 31, 2007, 2006 and 2005, respectively.

The income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the years ended December 31, 2007, 2006 and 2005 amounted to $137 million, $216 million and $239 million, respectively. The direct equity adjustment resulted in a decrease in the income from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $53 million, $68 million and $82 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2.0 million. There are no potentially dilutive shares associated with the Class B Stock.

15.    SHARE-BASED PAYMENTS

Omnibus Incentive Plan

In March 2003, the Company’s Board of Directors adopted the Prudential Financial, Inc. Omnibus Incentive Plan (as subsequently amended and restated, the “Omnibus Plan”). Upon adoption of the Omnibus Plan, the Prudential Financial, Inc. Stock Option Plan previously adopted by the Company on January 9, 2001 (the “Option Plan”) was merged into the Omnibus Plan. The nature of stock based awards provided under the Omnibus Plan are stock options, stock appreciation rights, restricted stock shares, restricted stock units, and equity-based performance awards (“performance shares”). Dividend equivalents are provided on restricted stock shares, restricted stock units and performance shares. Generally, the requisite service period is the vesting period.

As of December 31, 2007, 44,081,293 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

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

The fair value of each stock option award is estimated on the date of grant for stock options issued to employees and the balance sheet date or vesting date for stock options issued to non-employees. The weighted average assumptions used in a binomial option valuation model are as follows:

	2007	2006	2005
Expected volatility	18.21%	20.65%	23.77%
Expected dividend yield	1.10%	1.20%	1.20%
Expected term	4.87 years	5.14 years	5.19 years
Risk-free interest rate	4.74%	4.58%	3.74%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

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

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock shares, restricted stock units, and performance share awards for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$53	$19	$60	$22	$46	$16
Non-employee stock options	4	1	3	1	4	1
Employee restricted stock shares, restricted stock units, and performance shares	107	39	117	42	78	29
Non-employee restricted stock shares and restricted stock units	4	1	3	1	1	—

Total	$168	$60	$183	$66	$129	$46

Compensation costs for all stock based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2007 and 2006 amounted to $2 million and $3 million, respectively. Total compensation costs capitalized in deferred acquisition costs for the year ended December 31, 2005 was de minimis.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

A summary of the status of the Company’s employee and non-employee stock option grants is as follows:

	Employee Stock Options		Non-employee Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	21,447,095	$34.17	759,200	$30.68
Granted	4,015,482	56.00	98,901	57.03
Exercised	(4,933,974)	32.40	(242,158)	29.49
Forfeited	(711,568)	39.83	(24,654)	37.20
Expired	—	—	—	—
Transferred	(10,581)	55.33	10,581	55.33

Outstanding at December 31, 2005	19,806,454	38.82	601,870	35.66
Granted	2,911,866	76.17	60,559	76.29
Exercised	(4,689,451)	34.60	(125,834)	31.57
Forfeited	(411,602)	60.27	(33,403)	37.25
Expired	(57,681)	29.84	(7,088)	28.65
Transferred	—	—	—	—

Outstanding at December 31, 2006	17,559,586	45.67	496,104	41.65
Granted	2,303,207	91.72	62,261	89.97
Exercised	(4,188,807)	40.58	(104,822)	38.58
Forfeited	(423,271)	73.38	(4,356)	75.87
Expired	(222,227)	28.38	(12,479)	29.11
Transferred	—	—	—	—

Outstanding at December 31, 2007	15,028,488	$53.62	436,708	$49.12

Vested and expected to vest at December 31, 2007	13,744,054	$51.73	374,461	$45.41

Exercisable at December 31, 2007	10,083,021	$41.35	263,132	$32.92

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2007, 2006 and 2005 was $20.55, $17.85, and $12.94, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $224 million, $201 million and $156 million, respectively.

The weighted average fair value of non-employee options not vested at the balance sheet date, and non-employee options vesting during the years ended December 31, 2007, 2006 and 2005 was $31.54, $34.85 and $28.99 respectively.

The total intrinsic value of non-employee options exercised during the years ended December 31, 2007, 2006 and 2005 was $6 million, $6 million and $8 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2007 is as follows:

	December 31, 2007
	Employee Stock Options		Non-employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	6.10	$593	5.88	$19

Vested and expected to vest	5.93	$568	5.56	$18

Exercisable	5.17	$521	4.52	$16

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

A summary of the Company’s employee restricted stock shares, restricted stock units and performance shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2004	2,689,264	$—	221,951	$—	726,377	$—
Granted	—	—	1,059,183	56.81	426,958	55.77
Forfeited	(113,659)	—	(58,006)	—	(12,183)	—
Performance adjustment(2)	—	—	—	—	—	—
Released	(183,848)	—	(9,484)	—	(1,456)	—

Restricted at December 31, 2005	2,391,757	39.03	1,213,644	53.67	1,139,696	46.63
Granted	—	—	1,611,245	76.33	322,764	76.15
Forfeited	(66,292)	44.90	(211,138)	69.89	(17,178)	52.59
Performance adjustment(2)	—	—	—	—	118,467	33.61
Released	(1,393,720)	34.89	(138,751)	37.11	(355,400)	33.61

Restricted at December 31, 2006	931,745	44.95	2,475,000	67.96	1,208,349	56.99
Granted	—	—	832,530	91.90	307,604	91.75
Forfeited	(6,370)	44.56	(315,213)	79.19	(73,621)	78.62
Performance adjustment(2)	—	—	—	—	235,040	45.04
Released	(908,217)	44.96	(198,956)	58.84	(705,417)	45.04

Restricted at December 31, 2007	17,158	$44.37	2,793,361	$74.47	971,955	$72.13

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

(1)	Performance shares reflect the target awarded, reduced for cancellations and vesting to date. The actual number of shares to be awarded at the end of each performance period will range between 50% and 150% of the target for awards granted in 2005 and 2006, and between 0% and 150% of the target for awards granted in 2007, based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.
(2)	Represents additional shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.

The fair value of employee share awards released for the years ended December 31, 2007, 2006 and 2005 was $167 million, $143 million and $12 million, respectively.

A summary of the Company’s non-employee restricted stock shares and restricted stock units is as follows:

	Restricted Stock Shares	Weighted Average Balance Sheet Date Fair Value	Restricted Stock Units	Weighted Average Balance Sheet Date Fair Value
Restricted at December 31, 2004	22,867	$54.96	844	$54.96
Granted	—	—	12,466	—
Forfeited	(1,848)	—	(806)	—
Released	—	—	—	—

Restricted at December 31, 2005	21,019	73.19	12,504	73.19
Granted	—	—	128,208	—
Forfeited	(654)	—	(20,318)	—
Released	(11,668)	—	(1,792)	—

Restricted at December 31, 2006	8,697	85.86	118,602	85.86
Granted	—	—	8,808	—
Forfeited	—	—	(14,171)	—
Released	(8,697)	—	(2,646)	—

Restricted at December 31, 2007	—	$—	110,593	$93.04

The fair value of non-employee share awards released for the years ended December 31, 2007 and 2006 was $1 million and $1 million, respectively. There were no non-employee awards released during the year ended December 31, 2005.

Unrecognized Compensation Cost

Unrecognized compensation cost for employee stock options as of December 31, 2007 was $28 million with a weighted average recognition period of 1.63 years. Unrecognized compensation cost for employee restricted stock awards, restricted stock units, and performance share awards as of December 31, 2007 was $73 million with a weighted average recognition period of 1.62 years.

Unrecognized compensation cost for non-employee stock options as of December 31, 2007 was $1 million with a weighted average recognition period of 1.50 years. Unrecognized compensation cost for non-employee restricted stock awards and restricted stock units as of December 31, 2007 was $3 million with a weighted average recognition period of 1.34 years.

Tax Benefits Realized

The tax benefit realized for exercises of employee and non-employee stock options during the years ended December 31, 2007, 2006 and 2005 was $86 million, $69 million and $58 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the years ended December 31, 2007, 2006 and 2005 was $61 million, $52 million and $4 million, respectively.

Stock Purchase Plan

At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan. The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code. Under the plan, eligible participants may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Participant contributions will be limited to the lower of 10% of eligible earnings or $25,000. Share purchases under the plan began in 2007, and therefore, no shares of common stock were issued under the plan and no compensation cost was recorded in 2006 or 2005. Participants are employees and non-employees (i.e., statutory agents who perform services for the Company and participating subsidiaries).

Compensation cost for employees is recognized for each three-month period and is based on the grant date fair value of the discount received under the Employee Stock Purchase Plan. This fair value is estimated using the 15% discount off of the grant date share price, plus the value of three month call and put options on shares at the grant date share price, less the value of forgone interest. Compensation costs recognized for employees under the Company’s Employee Stock Purchase Plan for the year ended December 31, 2007 was $9 million. The weighted average grant date fair value for employee shares recognized in compensation cost for the year ended December 31, 2007 was $17.67.

Compensation cost for non-employees is recognized for each three-month period and is based on the fair value of shares at the purchase date less the price the participant pays for the shares. Compensation costs recognized for non-employees under the Company’s Employee Stock Purchase Plan for the year ended December 31, 2007 was $2 million. The weighted average fair value for non-employee shares recognized in compensation cost for the year ended December 31, 2007 was $16.74.

Tax benefits are only recorded in the event of a disqualifying disposition under SFAS No. 123R. For the year ended December 31, 2007, tax benefits realized upon disqualifying dispositions for both employees and non-employees were de minimis.

During the year ended December 31, 2007, 477,400 shares were purchased under the plan related to the first three quarterly offering periods. Shares related to the October 1 to December 31, 2007 offering period will be purchased in January 2008. As of December 31, 2007, 25,889,835 authorized shares remain available for future issuance under the plan.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of employee and non-employee stock options, the release of restricted stock shares, restricted stock units, and performance shares, as well as for purchases under the stock purchase plan.

As of December 31, 2007, the Company has not settled any equity instruments granted under share-based payment arrangements in cash.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

Deferred Compensation Program

Prior to the contribution of the Company’s retail securities brokerage and clearing operations into the joint venture with Wachovia on July 1, 2003, the Company maintained a deferred compensation program for Financial Advisors and certain other employees (the “participants”) of the contributed operations, under which participants elected to defer a portion of their compensation. In 2002, participants were permitted to elect to redeem all or a portion of their existing nonvested account balances and invest the proceeds in Prudential Financial Common Stock. As of July 1, 2003, deferred compensation expense of $14 million, which is being amortized over the vesting period of three to eight years, was included in the net assets of the Company’s retail securities brokerage and clearing operations contributed to the joint venture with that of Wachovia. The results of operations of the joint venture, of which the Company owned a 38% interest as of December 31, 2007, include the amortization of the deferred compensation expense. As of December 31, 2007, there were 57,767 nonvested shares in participants’ accounts. Nonvested balances are forfeited if the participant is terminated for cause or voluntarily terminates prior to the vesting date. The Company continues to repurchase forfeited shares from the joint venture, which are reflected as Common Stock held in treasury as of the date of forfeiture.

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

On April 30, 2007, the Company transferred $1 billion of assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. The transfer resulted in a reduction to the prepaid benefit cost for the qualified pension plan and an offsetting decrease in the accrued benefit liability for the postretirement plan with no net effect on stockholders’ equity on the Company’s consolidated financial position. The transfer had no impact on the Company’s consolidated results of operations, but will reduce the future cash contributions required to be made to the postretirement plan.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of September 30, adjusted for fourth-quarter activity, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(7,989)	$(8,091)	$(2,465)	$(2,425)
Service cost	(168)	(160)	(12)	(10)
Interest cost	(432)	(418)	(136)	(128)
Plan participants’ contributions	—	—	(18)	(17)
Medicare Part D subsidy receipts	—	—	(10)	(11)
Amendments	(4)	(83)	69	(61)
Annuity purchase	2	4	—	—
Actuarial gains/(losses), net	178	285	135	(48)
Settlements	3	2	—	—
Curtailments	—	—	—	—
Contractual termination benefits	—	—	—	—
Special termination benefits	(4)	(4)	—	—
Benefits paid	532	511	272	235
Foreign currency changes	(33)	(35)	(5)	—

Benefit obligation at end of period	$(7,915)	$(7,989)	$(2,170)	$(2,465)

Change in plan assets
Fair value of plan assets at beginning of period	$10,416	$9,945	$1,030	$996
Actual return on plan assets	1,034	843	192	117
Annuity purchase	(2)	(4)	—	—
Employer contributions	94	122	136	135
Plan participants’ contributions	—	—	18	17
Contributions for settlements	—	2	—	—
Disbursement for settlements	(4)	(2)	—	—
Benefits paid	(532)	(511)	(272)	(235)
Foreign currency changes	4	21	—	—
Effect of Section 420 transfer	(1,000)	—	1,000	—

Fair value of plan assets at end of period	$10,010	$10,416	$2,104	$1,030

Funded status
Funded status at end of period	$2,095	$2,427	$(66)	$(1,435)
Effects of fourth quarter activity	13	13	2	31

Net amount recognized	$2,108	$2,440	$(64)	$(1,404)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,503	$3,785	$—	$—
Accrued benefit liability	(1,395)	(1,345)	(64)	(1,404)

Net amount recognized	$2,108	$2,440	$(64)	$(1,404)

Items recorded in “Accumulated other comprehensive income” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$—	$—	$2	$3
Prior service cost	168	194	(88)	(25)
Net actuarial loss	240	705	174	423

Net amount not recognized	$408	$899	$88	$401

Accumulated benefit obligation	$(7,582)	$(7,680)	$(2,170)	$(2,465)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($686 million benefit obligation at December 31, 2007). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the plans to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company made a discretionary payment of $95 million to the trust during 2007. As of December 31, 2007, the assets in these trusts had a carrying value of $90 million and are included in “Equity securities.”

The Company also maintains a separate rabbi trust established at the time of the combination of its retail securities brokerage and clearing operations with those of Wachovia for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($77 million and $87 million benefit obligation at December 31, 2007 and 2006, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2007 and 2006, the assets in the trust had a carrying value of $139 million and $151 million, respectively, and are included in “Other long-term investments.”

Pension benefits for foreign plans comprised 11% and 10% of the ending benefit obligation for 2007 and 2006, respectively. Foreign pension plans comprised 2% and 2% of the ending fair value of plan assets for 2007 and 2006, respectively. There are no material foreign postretirement plans.

The projected benefit obligations and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1,627 million and $220 million, respectively, at September 30, 2007 and $1,563 and $205 million, respectively, at September 30, 2006.

The accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,311 million and $17 million, respectively, at September 30, 2007 and $1,249 million and $7 million, respectively, at September 30, 2006.

In 2007 and 2006, the pension plan purchased annuity contracts from Prudential Insurance for $2 million and $4 million, respectively. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $26 million and $24 million as of December 31, 2007 and 2006, respectively.

The benefit obligation for pension benefits increased by $4 million in 2007 related to plan amendments, as a result of the immediate vesting of plan participants due to the Section 420 transfer discussed above and benefits for prior service associated with foreign plans. The benefit obligation for pension benefits increased by $83 million in 2006 related to plan amendments, due primarily to a cost of living adjustment for retirees as well as the impact of changes as a result of the Pension Protection Act of 2006. The benefit obligation for other postretirement benefits decreased by $69 million in 2007 related to plan amendments, due primarily to changes in the prescription drug plan design. The benefit obligation for other postretirement benefits increased by $61 million in 2006 related to plan amendments, primarily a result of the impact of implementing a Retiree Medical Savings Account, which provides an account at retirement that may be used toward the cost of coverage for medical and dental benefits.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

The incremental effects of applying SFAS No. 158 on individual line items in the Consolidated Statement of Financial Position at December 31, 2006 was as follows:

	Pre-SFAS No. 158	Incremental effect of adopting SFAS No. 158	Post-SFAS No. 158
	(in millions)
Other assets	$18,321	$(487)	$17,834
Total assets	454,753	(487)	454,266

Income taxes	$3,518	$(410)	$3,108
Other liabilities	14,476	479	14,955
Total liabilities	431,305	69	431,374

Accumulated other comprehensive income (loss)	$1,075	$(556)	$519
Total stockholders’ equity	23,448	(556)	22,892

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(in millions)
Components of net periodic (benefit) cost
Service cost	$168	$160	$164	$12	$10	$11
Interest cost	432	418	415	136	128	143
Expected return on plan assets	(769)	(741)	(796)	(92)	(89)	(80)
Amortization of transition obligation	—	—	—	1	1	1
Amortization of prior service cost	30	22	25	(6)	(9)	(5)
Amortization of actuarial (gain) loss, net	30	48	23	15	18	36
Settlements	—	—	3	—	—	2
Curtailments	—	—	—	—	—	—
Contractual termination benefits	—	—	—	—	—	—
Special termination benefits	4	4	10	—	—	—

Net periodic (benefit) cost	$(105)	$(89)	$(156)	$66	$59	$108

Certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

The amounts recorded in “Accumulated other comprehensive income” as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other Comprehensive Income” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2006	$—	$194	$705	$3	$(25)	$423
Amortization of transition obligation	—	—	—	(1)	—	—
Amortization of prior service cost	—	(30)	—	—	6	—
Amortization of actuarial (gain) loss, net	—	—	(30)	—	—	(15)
Deferrals for the period	—	4	(443)	—	(69)	(235)
Impact of foreign currency changes	—	—	8	—	—	1

Balance, December 31, 2007	$—	$168	$240	$2	$(88)	$174

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

The amounts included in “Accumulated other comprehensive income” expected to be recognized as components of net periodic (benefit) cost in 2008 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Amortization of transition obligation	$—	$—
Amortization of prior service cost	29	(11)
Amortization of actuarial (gain) loss, net	28	1

Total	$57	$(10)

The assumptions as of September 30, used by the Company to calculate the domestic benefit obligations as of that date and to determine the benefit cost in the year are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions
Discount rate (beginning of period)	5.75%	5.50%	5.75%	5.75%	5.50%	5.50%
Discount rate (end of period)	6.25%	5.75%	5.50%	6.00%	5.75%	5.50%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets (beginning of period)	8.00%	8.00%	8.50%	9.25%	9.25%	8.25%
Health care cost trend rates (beginning of period)	—	—	—	5.00–8.75%	5.09–9.06%	5.44–10.00%
Health care cost trend rates (end of period)	—	—	—	5.00–8.75%	5.00–8.75%	5.09–9.06%
For 2007, 2006 and 2005, the ultimate health care cost trend rate after gradual decrease until: 2009, 2009, 2009 (beginning of period)	—	—	—	5.00%	5.00%	5.00%
For 2007, 2006 and 2005, the ultimate health care cost trend rate after gradual decrease until: 2012, 2009, 2009 (end of period)	—	—	—	5.00%	5.00%	5.00%

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

The pension and postretirement expected long-term rates of return on plan assets for 2007 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2007. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. The expected returns by asset class contemplate the risk free interest rate environment as of the measurement date and then add a risk premium. The risk premium is a range of percentages and is based upon historical information and other factors such as expected reinvestment returns and asset manager performance.

The Company applied the same approach to the determination of the expected long-term rate of return on plan assets in 2008. The expected long-term rate of return for 2008 is 7.75% and 8.00%, respectively, for the pension and postretirement plans.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

The Company, with respect to pension benefits, uses market related value to determine the components of net periodic benefit cost. Market related value is a measure of asset value that reflects the difference between actual and expected return on assets over a five-year period.

The assumptions for foreign pension plans are based on local markets. There are no material foreign postretirement plans.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
2007
(in millions)
One percentage point increase
Increase in total service and interest costs	$10
Increase in postretirement benefit obligation	140
One percentage point decrease
Decrease in total service and interest costs	$9
Decrease in postretirement benefit obligation	117

Pension and postretirement plan asset allocation as of September 30, 2007 and September 30, 2006, are as follows:

	Pension Percentage of Plan Assets as of September 30		Postretirement Percentage of Plan Assets as of September 30
	2007	2006	2007	2006
Asset category
U.S. Stocks	13%	27%	42%	77%
International Stocks	1%	7%	6%	10%
Bonds	71%	51%	51%	9%
Short-term Investments	1%	0%	1%	2%
Real Estate	5%	6%	0%	2%
Other	9%	9%	0%	0%

Total	100%	100%	100%	100%

The Company, for its domestic pension and postretirement plans, has developed guidelines for asset allocations. As of the September 30, 2007 measurement date the range of target percentages are as follows:

	Pension Investment Policy Guidelines as of September 30, 2007		Postretirement Investment Policy Guidelines as of September 30, 2007
	Minimum	Maximum	Minimum	Maximum
Asset category
U.S. Stocks	7%	22%	28%	53%
International Stocks	1%	6%	2%	9%
Bonds	65%	74%	0%	58%
Short-term Investments	0%	7%	0%	57%
Real Estate	1%	7%	0%	0%
Other	0%	9%	0%	0%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Management reviews its investment strategy on an annual basis.

The investment goal of the domestic pension plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds and other investments, while meeting the cash requirements for a pension obligation that includes a traditional formula principally representing payments to annuitants and a cash balance formula that allows lump sum payments and annuity payments. The pension plan risk management practices include guidelines for asset concentration, credit rating and liquidity. The pension plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration.

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds, and other investments, while meeting the cash requirements for the postretirement obligations that includes a medical benefit including prescription drugs, a dental benefit and a life benefit. Stocks are used to provide expected growth in assets. Bonds provide liquidity and income. Short-term investments provide liquidity and allow for defensive asset mixes. The postretirement plans risk management practices include guidelines for asset concentration, credit rating, liquidity, and tax efficiency. The postretirement plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration.

There were no investments in Prudential Financial Common Stock as of September 30, 2007 or 2006 for either the pension or postretirement plans. Pension plan assets of $7,185 million and $8,162 million are included in the Company’s separate account assets and liabilities as of September 30, 2007 and 2006, respectively.

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

	Pension	Other Postretirement Benefits	Other Postretirement Benefits– Medicare Part D Subsidy Receipts
	(in millions)
2008	$521	$208	$17
2009	518	208	18
2010	522	206	19
2011	529	204	19
2012	538	199	20
2013-2016	2,927	937	89

Total	$5,555	$1,962	$182

The Company anticipates that it will make cash contributions in 2008 of approximately $100 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits primarily for health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2007 and 2006 was $47 million and $44 million, respectively, and is included in “Other liabilities.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $51 million, $44 million and $44 million for the years ended December 31, 2007, 2006 and 2005, respectively.

17.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2007	2006	2005
	(in millions)
Current tax expense (benefit)
U.S.	$302	$122	$(266)
State and local	19	(1)	20
Foreign	462	367	187

Total	783	488	(59)

Deferred tax expense (benefit)
U.S.	217	509	580
State and local	(11)	27	165
Foreign	256	221	117

Total	462	757	862

Total income tax expense on continuing operations before equity in earnings of operating joint ventures	$1,245	$1,245	$803
Income tax expense on equity in earnings of operating joint ventures	154	114	72
Income tax expense (benefit) on discontinued operations	(33)	31	(11)
Income tax expense (benefit) reported in stockholders’ equity related to:
Other comprehensive income (loss)	11	(264)	(371)
Stock-based compensation programs	(106)	(94)	(41)
Conversion of senior notes	(44)	—	—
Cumulative effect of changes in accounting principles	(118)	—	—
Other	18	—	—

Total income taxes	$1,127	$1,032	$452

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2007	2006	2005
	(in millions)
Expected federal income tax expense	$1,640	$1,538	$1,496
Non-taxable investment income	(253)	(252)	(185)
Valuation allowance	(32)	(2)	76
Completion of Internal Revenue Service examination for the years 1997 to 2001	—	—	(720)
Other	(110)	(39)	136

Total income tax expense on continuing operations before equity in earnings of operating joint ventures	$1,245	$1,245	$803

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2007	2006
	(in millions)
Deferred tax assets
Policyholder dividends	$511	$598
Insurance reserves	773	1,467
Net operating and capital loss carryforwards	626	750
Other	665	425

Deferred tax assets before valuation allowance	2,575	3,240
Valuation allowance	(382)	(592)

Deferred tax assets after valuation allowance	2,193	2,648

Deferred tax liabilities
Net unrealized investment gains	1,847	1,491
Deferred policy acquisition costs	2,346	2,658
Employee benefits	379	156
Other	235	566

Deferred tax liabilities	4,807	4,871

Net deferred tax liability	$(2,614)	$(2,223)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. A valuation allowance has been recorded primarily related to tax benefits associated with foreign operations and state and local deferred tax assets. The valuation allowance as of December 31, 2007 and 2006, respectively, includes $150 million and $168 million recorded in connection with Prudential Securities Group Inc. state deferred tax assets and $215 million and $249 million recorded in connection with the acquisition of Hyundai Investment and Securities Co., Ltd. and its subsidiary. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable.

At December 31, 2007 and 2006, respectively, the Company had federal net operating and capital loss carryforwards of $725 million and $996 million, which expire between 2010 and 2023. At December 31, 2007 and 2006, respectively, the Company had state operating and capital loss carryforwards for tax purposes approximating $2,038 million and $1,986 million, which expire between 2008 and 2028. At December 31, 2007 and 2006, respectively, the Company had foreign operating loss carryforwards for tax purposes approximating $835 million and $991 million, $804 million of which expires between 2008 and 2014 and $31 million of which have an unlimited carryforward.

The Company does not provide U.S. income taxes on unremitted foreign earnings of its non-U.S. operations, other than its Japanese operations and certain German, Taiwan and United Kingdom investment management subsidiaries. During 2005, the Company determined that historical earnings of its Canadian operations were no longer considered permanently reinvested and will be available for repatriation to the U.S. The U.S. income tax expense of $69 million associated with the repatriation of the Canadian operations’ earnings was recognized in 2005. During 2006, the Company determined that the earnings from its Taiwan investment management subsidiary would be repatriated to the U.S. Accordingly, earnings from its Taiwan investment management subsidiary were no longer considered permanently reinvested. A U.S. income tax benefit of $18 million associated with the assumed repatriation of those earnings was recognized in 2006. During 2007, the Company sold its investment in its German operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l. Accordingly, the earnings were no longer considered reinvested and the Company recognized an income tax expense of $9 million related to those earnings. In addition, in 2007, the Company determined that the earnings

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

from certain of its United Kingdom investment management subsidiaries would be repatriated to the U.S. Accordingly, earnings from those United Kingdom investment management subsidiaries were no longer considered permanently reinvested. A U.S. income tax benefit of $23 million associated with the assumed repatriation of those earnings was recognized in discontinued operations in 2007. The Company had undistributed earnings of foreign subsidiaries, where it assumes permanent reinvestment, of $1,516 million at December 2007, $1,252 million at December 31, 2006 and $1,018 at December 31, 2005, for which deferred taxes have not been provided. Determining the tax liability that would arise if these earnings were remitted is not practicable.

On October 22, 2004, the American Jobs Creation Act ("the AJCA") was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During 2005, the Company evaluated the effects of the repatriation provision and repatriated earnings of approximately $160 million from foreign operations under the AJCA, for which the Company recorded income tax expense of $9 million.

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN No. 48 resulted in a decrease to the Company’s income tax liability and an increase to retained earnings of $61 million as of January 1, 2007.

The Company’s unrecognized tax benefits as of the date of adoption of FIN No. 48 and as of December 31, 2007 are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in millions)
Amounts as of January 1, 2007	$389	$175	$564
Increases in unrecognized tax benefits taken in prior period	1	21	22
(Decreases) in unrecognized tax benefits taken in prior period	(3)	(15)	(18)

Amount as of December 31, 2007	$387	$181	$568

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2007	$387	$95	$482

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. In 2007, the Company recognized $33 million in the consolidated statement of operations and recognized $59 million in liabilities in the consolidated statement of financial position for tax-related interest and penalties.

The Company's liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“Service”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

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

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. In July 2007, the Joint Committee returned the report to the Service for additional review of an industry issue regarding the methodology for calculating the dividends received deduction related to variable life insurance and annuity contracts. Within the table above, reconciling the Company’s effective tax rate to the expected amount determined using the federal statutory rate of 35%, the dividends received deduction is the primary component of the non-taxable investment income in recent years. The Company is responding to the Service’s request for additional information. In August 2007, the Service issued Revenue Ruling 2007-54. Revenue Ruling 2007-54 included among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2007 results. The statute of limitations for the 2002-2003 tax years expires in 2009.

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. For tax years after April 1, 2004 the general statute of limitations is 5 years from when the return is filed. For tax years prior to April 1, 2004 the general statute of limitations is 3 years from when the return is filed. The Tokyo Regional Taxation Bureau is currently conducting a routine tax audit of the tax returns of Gibraltar Life Insurance Company, Ltd. for the three years ended March 31, 2005, 2006 and 2007.

The Company’s affiliates in Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. A local district office in the Korean tax authority is currently conducting a routine tax audit of the local taxes of Prudential Life Insurance Company of Korea, Ltd.

In January 2007, the Service began an examination of tax years 2004 through 2006. For tax year 2007, the Company participated in the Service’s new Compliance Assurance Program (the “CAP”). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between the Company’s filing of its federal income tax return and the Service’s completion of its examination of the return.

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

Fixed Maturities

The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private fixed maturities, the fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values.

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

Policy Loans

The fair value of U.S. insurance policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns, while Japanese insurance policy loans use the risk-free proxy based on the Yen LIBOR. For group corporate- and trust-owned life insurance contracts and group universal life contracts, the fair value of the policy loans is the amount due as of the reporting date.

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

The carrying amount approximates or equals fair value for the following instruments: fixed maturities classified as available for sale, trading account assets supporting insurance liabilities, other trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, restricted cash and securities, separate account assets and liabilities, broker-dealer related receivables and payables, securities sold under agreements to repurchase, and cash collateral for loaned securities. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ at December 31,

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Fixed maturities, held to maturity	$3,548	$3,543	$3,469	$3,441
Commercial loans	30,047	30,621	25,739	26,143
Policy loans	9,337	10,751	8,887	9,837
Investment contracts	66,550	66,574	64,518	64,571
Short-term and long-term debt	29,758	29,737	23,959	24,276
Bank customer liabilities	1,333	1,334	903	903

19.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies used in a non-dealer or broker capacity

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Exchange-traded futures and options are used by the Company to reduce risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of underlying referenced investments, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commission’s merchants who are members of a trading exchange.

Currency derivatives, including exchange-traded currency futures and options, currency forwards and currency swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell. The Company also uses currency forwards to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See Note 21 for a discussion of guarantees related to these credit derivatives. In addition to selling credit protection, in limited instances the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Forward contracts are used by the Company to manage risks relating to interest rates. The Company also uses “to be announced” (“TBA”) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company to achieve better diversification and to enhance the return on its investment portfolio. TBAs provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date.

In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either a securitization valuation models or investor purchase commitments, prevailing interest rates, and origination income or expense. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 21 for a further discussion of these loan commitments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

As further described in Note 9, the Company sells variable annuity products, which contain embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. In addition, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in our guarantees.

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

The table below provides a summary of the notional amount and fair value of derivatives contracts, excluding embedded derivatives, by the primary underlying. Many derivative instruments contain multiple underlyings.

	December 31, 2007		December 31, 2006
	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Interest rate	$55,297	$(36)	$40,814	$(25)
Credit	2,833	(72)	1,775	14
Currency	14,943	(342)	12,286	(188)
Equity	4,615	617	2,876	230

Total	$77,688	$167	$57,751	$31

Cash Flow, Fair Value and Net Investment Hedges

The primary derivative instruments used by the Company in its fair value, cash flow, and net investment hedge accounting relationships are interest rate swaps, currency swaps and currency forwards. As noted above, these instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, equity or embedded derivatives in any of its fair value, cash flow or net investment hedge accounting relationships.

The table below provides a summary of notional amount and fair value, excluding embedded derivatives, by type of hedge designation:

	December 31, 2007		December 31, 2006
	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Fair value	$8,900	$(210)	$8,643	$(32)
Cash flow	2,634	(390)	2,705	(268)
Net investment hedges	1,999	8	1,538	(2)
Non-qualifying	64,155	759	44,865	333

Total	$77,688	$167	$57,751	$31

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding embedded derivatives and the offset of the hedged item in an effective hedge relationship:

	Years Ended December 31
	2007	2006	2005
	(in millions)
Qualifying hedges:
Net investment income
Interest rate	$14	$13	$(6)
Currency(1)	(60)	(69)	(61)
Interest credited to policyholder account balances—(increase)/decrease
Interest rate	(17)	(1)	12
Interest expense—(increase)/decrease
Interest rate	26	4	15
Realized investment gains (losses), net
Interest rate	(195)	24	7
Currency	(51)	(43)	(25)
Other income
Currency	(13)	58	(198)
Other comprehensive income
Interest rate	(8)	(2)	6
Currency	(66)	(145)	116

Non-qualifying hedges:
Realized investment gains (losses), net
Interest rate	104	82	51
Credit	(76)	29	3
Currency	(83)	1	387
Equity	162	(50)	(3)

Total Derivative Impact	$(263)	$(99)	$304

(1)	Interest rate component of currency derivatives

The ineffective portion of derivatives accounted for using hedge accounting in the years ended December 31, 2007, 2006 and 2005 was not material to the results of operations of the Company. In addition, there were no material amounts reclassified into earnings relating to discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2004	$(210)
Net deferred gains on cash flow hedges from January 1 to December 31, 2005	116
Amount reclassified into current period earnings	(28)

Balance, December 31, 2005	(122)
Net deferred losses on cash flow hedges from January 1 to December 31, 2006	(60)
Amount reclassified into current period earnings	(9)

Balance, December 31, 2006	(191)
Net deferred losses on cash flow hedges from January 1 to December 31, 2007	(73)
Amount reclassified into current period earnings	(3)

Balance, December 31, 2007	$(267)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

It is anticipated that a pre-tax loss of approximately $17 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the year ended December 31, 2008, offset by amounts pertaining to the hedged items. As of December 31, 2007, the Company does not have any cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 16 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were gains of $2 million in 2007, losses of $78 million in 2006 and gains of $34 million in 2005.

For the years ended December 31, 2007, 2006 and 2005, there were no derivative reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties that is related to the financial derivative transactions. The Company manages credit risk by entering into derivative transactions with major commercial and investment banks and other creditworthy counterparties, and by obtaining collateral where appropriate and by limiting its single party credit exposures.

The credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty (ii) enter into agreements that allow the use of credit support annexes (CSAs), which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Likewise, the Company effects exchange-traded futures and options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of nonperformance by counterparties to such financial instruments.

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

Insurance Division.    The Insurance division consists of the Individual Life, Individual Annuities and Group Insurance segments. The Individual Life segment manufactures and distributes individual variable life, term life, universal life and non-participating whole life insurance, primarily to the U.S. mass market and mass affluent market. The Individual Annuities segment manufactures and distributes variable and fixed annuity

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

products, primarily to the U.S. mass affluent market. The Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care and corporate-owned and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefit plans.

Investment Division.    The Investment division consists of the Asset Management, Financial Advisory and Retirement segments. The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, mutual funds, asset securitization activity and other structured products, and proprietary investments. These products and services are provided to the public and private marketplace, as well as to other segments of the Company. The Financial Advisory segment consists of the Company’s investment in Wachovia Securities. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans and offers guaranteed investment contracts, funding agreements, institutional and retail notes, structured settlement annuities and group annuities.

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

Corporate and Other.    Corporate and Other includes corporate operations, after allocations to business segments, and real estate and relocation services, as well as divested businesses. Corporate operations consist primarily of (1) corporate-level income and expenses, after allocations to any business segments, including income and expense from the Company’s qualified pension and other employee benefit plans and investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to any business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by the Company’s business segments; and (3) businesses that have been placed in wind-down status but have not been divested, such as certain individual life insurance polices assumed under reinsurance and individual health insurance, as well as the impact of transactions with other segments and consolidating adjustments. The divested businesses consist primarily of property and casualty insurance businesses, Prudential Securities capital markets business and exchange shares previously held by the Company’s discontinued Prudential Equity Group.

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

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges are associated with: policyholder dividends; amortization of deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; payments associated with the market value adjustment features related to certain of the annuity products the Company sells; and minority interest in consolidated operating subsidiaries. The related charges associated with policyholder dividends include a percentage of the net increase in the fair value of specified assets included in Gibraltar Life’s reorganization plan that is required to be paid as a special dividend to Gibraltar Life policyholders. Deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represent the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of the Company’s annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses.

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (gains of $78 million, gains of $42 million and losses of $55 million for the years ended December 31, 2007, 2006 and 2005, respectively). As of December 31, 2007 and 2006, the fair value of open contracts used for this purpose was a net asset of $12 million and $105 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes gains of $76 million, $58 million and $54 million for the years ended December 31, 2007, 2006 and 2005, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes gains of $46 million, $15 million and $6 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to these products and any associated derivative portfolio.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes cumulative realized investment losses, and recoveries of such losses, on the embedded derivative in the period they occur. Cumulative realized investment gains above the original fair value of the embedded derivative are deferred and amortized into adjusted operating income over the remaining life of the investment. Adjusted operating income includes losses of $148 million, $9 million and $11 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to these embedded derivatives.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

Within the Company’s Asset Management segment, its commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within the Company's Asset Management segment, its proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal source of earnings for this business and are included in adjusted operating income. In addition, “Realized investment gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income. Net realized investment losses of $22 million, and gains of $109 million and $108 million related to these businesses were included in adjusted operating income for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s Japanese insurance operations invest in “dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned. Therefore the change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net loss of $22 million, a net loss of $7 million, and a net gain of $19 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, the Company has certain other assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net gain of $134 million, a net gain of $2 million, and a net loss of $3 million for the year ended December 31, 2007, 2006 and 2005, respectively.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applied to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts were recorded in “Asset management fees and other income” as a result of the reinsurance arrangement, and such net results included realized investment gains and losses. These realized investment gains and losses were excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” There were no adjustments for the year ended December 31, 2007 and 2006 as a result of the change in reinsurance arrangement during 2006 with CIGNA as discussed in Note 3. Net realized investment gains of $13 million were excluded for the year ended December 31, 2005.

Investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes.    Certain products included in the Retirement and International Insurance segments, are experience-rated in that investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial loans, are classified as trading. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.” Commercial loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial loans.”

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis, as discussed above. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on available for sale securities, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including commercial loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes only net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that accrue to the contractholders.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life	$614	$544	$498
Individual Annuities	716	586	505
Group Insurance	279	229	224

Total Insurance Division	1,609	1,359	1,227

Asset Management	638	593	464
Financial Advisory	297	27	(255)
Retirement	456	509	498

Total Investment Division	1,391	1,129	707

International Insurance	1,488	1,423	1,310
International Investments	259	143	106

Total International Insurance and Investments Division	1,747	1,566	1,416

Corporate Operations	(78)	(28)	83
Real Estate and Relocation Services	28	75	105

Total Corporate and Other	(50)	47	188

Adjusted Operating Income before income taxes for Financial Services Businesses	4,697	4,101	3,538
Realized investment gains (losses), net, and related adjustments	106	73	669
Charges related to realized investment gains (losses), net	(57)	17	(108)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	—	35	(33)
Change in experience-rated contractholder liabilities due to asset value changes	13	11	(44)
Divested businesses	37	76	(16)
Equity in earnings of operating joint ventures	(400)	(322)	(214)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	4,396	3,991	3,792

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	290	403	482

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$4,686	$4,394	$4,274

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below presents certain financial information for the Company’s reportable segments:

	Year ended December 31, 2007
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life	$2,594	$656	$881	$218	$23	$165	$164
Individual Annuities	2,495	580	211	359	—	59	283
Group Insurance	4,792	671	3,623	240	—	8	9

Total Insurance Division	9,881	1,907	4,715	817	23	232	456

Asset Management	2,265	226	—	—	—	62	20
Financial Advisory	373	3	—	—	—	—	—
Retirement	4,682	3,676	1,145	2,073	—	212	18

Total Investment Division	7,320	3,905	1,145	2,073	—	274	38

International Insurance	8,148	1,608	4,831	330	76	13	486
International Investments	769	36	—	—	—	6	—

Total International Insurance and Investments Division	8,917	1,644	4,831	330	76	19	486

Corporate Operations	250	734	39	(126)	—	595	(47)
Real Estate and Relocation Services	291	24	—	—	—	—	—

Total Corporate and Other	541	758	39	(126)	—	595	(47)

Total	26,659	8,214	10,730	3,094	99	1,120	933

Realized investment gains (losses), net, and related adjustments	106	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	9	—	1	2	73	—	(13)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	—	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	(13)	—	—	—
Divested businesses	46	14	(3)	—	—	1	—
Equity in earnings of operating joint ventures	(400)	—	—	—	—	—	—

Total Financial Services Businesses	26,420	8,228	10,728	3,083	172	1,121	920

Closed Block Business	7,981	3,789	4,021	139	2,731	257	76

Total per Consolidated Financial Statements	$34,401	$12,017	$14,749	$3,222	$2,903	$1,378	$996

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2006
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life	$2,216	$548	$843	$203	$20	$82	$2
Individual Annuities	2,101	618	233	356	—	50	203
Group Insurance	4,555	621	3,497	204	—	7	2

Total Insurance Division	8,872	1,787	4,573	763	20	139	207

Asset Management	2,050	182	—	—	—	41	27
Financial Advisory	314	20	—	—	—	—	—
Retirement	4,378	3,425	1,104	1,853	—	197	25

Total Investment Division	6,742	3,627	1,104	1,853	—	238	52

International Insurance	7,730	1,394	4,602	251	80	9	454
International Investments	590	31	—	—	—	1	—

Total International Insurance and Investments Division	8,320	1,425	4,602	251	80	10	454

Corporate Operations	323	763	44	(77)	—	562	(43)
Real Estate and Relocation Services	305	24	—	—	—	—	—

Total Corporate and Other	628	787	44	(77)	—	562	(43)

Total	24,562	7,626	10,323	2,790	100	949	670

Realized investment gains (losses), net, and related adjustments	73	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	4	—	—	(1)	4	—	(14)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	35	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	(11)	—	—	—
Divested businesses	104	14	(7)	—	—	3	—
Equity in earnings of operating joint ventures	(322)	—	—	—	—	—	—

Total Financial Services Businesses	24,456	7,640	10,316	2,778	104	952	656

Closed Block Business	7,812	3,680	3,967	139	2,518	227	90

Total per Consolidated Financial Statements	$32,268	$11,320	$14,283	$2,917	$2,622	$1,179	$746

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2005
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life	$2,262	$496	$612	$177	$19	$66	$369
Individual Annuities	1,717	615	168	337	—	30	173
Group Insurance	4,200	591	3,214	201	—	15	3

Total Insurance Division	8,179	1,702	3,994	715	19	111	545

Asset Management	1,696	105	—	—	—	16	33
Financial Advisory	199	6	—	—	—	—	—
Retirement	4,025	3,040	1,049	1,633	—	99	21

Total Investment Division	5,920	3,151	1,049	1,633	—	115	54

International Insurance	7,671	1,299	4,776	207	89	20	390
International Investments	487	25	—	—	—	2	—

Total International Insurance and Investments Division	8,158	1,324	4,776	207	89	22	390

Corporate Operations	281	647	63	(39)	—	367	(79)
Real Estate and Relocation Services	338	37	—	—	—	—	—

Total Corporate and Other	619	684	63	(39)	—	367	(79)

Total	22,876	6,861	9,882	2,516	108	615	910

Realized investment gains (losses), net, and related adjustments	669	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	(9)	—	7	2	89	—	4
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(33)	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	44	—	—	—
Divested businesses	32	13	1	—	—	1	—
Equity in earnings of operating joint ventures	(214)	—	—	—	—	—	—

Total Financial Services Businesses	23,321	6,874	9,890	2,562	197	616	914

Closed Block Business	8,026	3,721	3,993	137	2,653	192	99

Total per Consolidated Financial Statements	$31,347	$10,595	$13,883	$2,699	$2,850	$808	$1,013

Income from continuing operations before income taxes and equity in earnings of operating joint ventures includes income from foreign operations of $2,291 million, $2,054 million and $1,835 million for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues, calculated in accordance with U.S. GAAP, include revenues from foreign operations of $9,526 million, $8,844 million and $9,023 million for the years

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

ended December 31, 2007, 2006 and 2005, respectively. Included in the revenues from foreign operations are revenues from Japanese operations of $6,702 million, $6,624 million and $7,072 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Asset Management segment revenues include intersegment revenues of $306 million, $342 million and $358 million for the years ended December 31, 2007, 2006 and 2005, respectively, primarily consisting of asset-based management and administration fees and investment expenses. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

The summary below presents total assets for the Company’s reportable segments at December 31,

	Assets
	2007	2006	2005
	(in millions)
Individual Life	$36,124	$33,041	$29,523
Individual Annuities	76,685	69,153	59,790
Group Insurance	32,913	29,342	23,949

Total Insurance Division	145,722	131,536	113,262

Asset Management	42,140	35,311	26,911
Financial Advisory	1,294	1,342	1,750
Retirement	132,614	128,817	121,063

Total Investment Division	176,048	165,470	149,724

International Insurance	65,387	59,211	54,186
International Investments	7,711	6,191	4,915

Total International Insurance and Investments Division	73,098	65,402	59,101

Corporate Operations	15,882	16,479	17,749
Real Estate and Relocation Services	1,281	1,380	1,053

Total Corporate and Other	17,163	17,859	18,802

Total Financial Services Businesses	412,031	380,267	340,889

Closed Block Business	73,783	73,999	72,485

Total	$485,814	$454,266	$413,374

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2007, 2006 and 2005 was $179 million, $175 million and $192 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The following table presents, at December 31, 2007, the Company’s contractual maturities on long-term debt, as more fully described in Note 12, and future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Long-term Debt	Operating Leases	Sub-lease Income
	(in millions)
2008	$—	$164	$(39)
2009	467	140	(36)
2010	234	112	(24)
2011	565	96	(16)
2012	371	74	(13)
2013 and thereafter	12,464	168	(23)

Total	$14,101	$754	$(151)

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense and any sub-lease income, and to release this reserve over the remaining commitment period. Of the $754 million in total non-cancelable operating leases and $151 million in total sub-lease income, $152 million and $134 million, respectively, has been accrued at December 31, 2007.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. At December 31, 2007, the Company had outstanding commercial mortgage loan commitments with borrowers of $2,937 million. In certain of these transactions, the Company prearranges that it will sell the loan to an investor after the Company funds the loan. As of December 31, 2007, $574 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

The Company also has other commitments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. These other commitments amounted to $10,782 million at December 31, 2007. Reflected in these other commitments are $10,638 million of commitments to purchase or fund investments, including $7,435 million that the Company anticipates will be funded from the assets of its separate accounts.

In the course of the Company’s business, it provides certain guarantees and indemnities to third parties pursuant to which it may be contingently required to make payments now or in the future.

A number of guarantees provided by the Company relate to real estate investments, in which the investor has borrowed funds, and the Company has guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from the Company. The Company provides these guarantees to assist the investors in obtaining financing for the transaction on more beneficial terms. The vast majority of these guarantees relate to real estate investments held by the Company’s separate accounts and the Company’s maximum potential exposure under these guarantees was $2,538 million at December 31, 2007. Any payments that may become required of the Company under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide the Company with rights to obtain the underlying collateral. These guarantees generally expire at various times over the next ten years. At December 31, 2007, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required.

As discussed in Note 19, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying securities become worthless, is $1,618 million at December 31, 2007. These credit derivatives generally have maturities of ten years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. At December 31, 2007, such contracts in force carried a total guaranteed value of $4,428 million.

The Company arranges for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. At December 31, 2007, such enhancement arrangements total $154 million, with remaining contractual maturities of up to 15 years. The Company's obligations to reimburse required payments are secured by mortgages on the related real estate, which properties are valued at $190 million at December 31, 2007. The Company receives certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider. At December 31, 2007, the Company has accrued liabilities of $2 million representing unearned fees on these arrangements.

In connection with its commercial mortgage operation, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify certain of these government sponsored entities for a portion of the credit risk associated with the mortgages it services through these relationships. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the unpaid principal balance, based on the program and the severity of the loss. The unpaid principal balance of mortgages subject to these arrangements as of December 31, 2007 were $5,576 million, all of which are collateralized by first liens on the underlying commercial properties. As of December 31, 2007, the Company has established a liability of $11 million related to these indemnifications.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with U.S. GAAP, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2007, maximum potential future consideration pursuant to such arrangements, to be resolved over the following two years, is $61 million. Any such payments would result in increases in intangible assets, including goodwill.

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2007, the Company has accrued liabilities of $7 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have either been divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Insurance and Annuities

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In November 2006, plaintiffs filed a motion seeking to permit over 200 individuals to join the cases as additional plaintiffs, to authorize a joint trial on liability issues for all plaintiffs, and to add a claim under the New Jersey discrimination law. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

without prejudice plaintiffs’ motion for a joint trial on liability issues. In June 2007, PFI and PICA moved to dismiss the complaint. In November 2007, the court granted the motion, in part, and dismissed the commercial bribery and conspiracy to commit malpractice claims and denied the motion with respect to other claims. In January 2008, plaintiffs filed a demand pursuant to New Jersey law stating that they were seeking damages in the amount of $6.5 billion.

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities in an effort to resolve the inquiries into this matter. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In August and September 2007, the court dismissed the anti-trust and RICO claims. In January 2008, the court dismissed the ERISA claims with prejudice but has not yet resolved the state law claims. The regulatory settlement may adversely affect the existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s business.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Securities

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” In December 2006, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the district court for further proceedings. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. The summary judgment motion has been deferred pending disposition of the class certification motion. In April 2006, the district court denied class certification. In September 2007, the Second Circuit Court of Appeals reversed the district court’s decision denying class certification and remanded the case to the district court for further proceedings. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought.

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

In addition to the regulatory proceedings described above that were settled in 2006, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. In July 2006, in one of the consolidated mutual fund actions, Saunders v. Putnam American Government Income Fund, et al., the United States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against Prudential Securities. In August 2006, the second amended complaint was filed alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts. Discovery is ongoing. Motions to dismiss the other actions are pending.

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

Other

In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The suit alleged that the annuitization of certain retirement benefits violated ERISA and that, in the event of demutualization, Prudential Insurance would retain shares distributed under the annuity contract in violation of ERISA’s fiduciary duty requirements. In July 2001, plaintiffs filed an amended complaint dropping three counts, and the Company filed an answer denying the essential allegations of the complaint. The amended complaint seeks injunctive and monetary relief, including the return of what are claimed to be excess investment and advisory fees paid by the Retirement Plan to Prudential. In March 2002, the court dismissed certain of the claims against the individual defendants. A non-jury trial was concluded in January 2005. In August 2007, the court issued its decision and order dismissing the case. In September 2007, plaintiffs filed a notice of appeal with the Eleventh Circuit Court of Appeals. In December 2007, the appeal was withdrawn.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s Investment Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs.

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. The complaints seek back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In December 2007 plaintiffs moved to certify the class. The motion is pending.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given its complexity and scope, their outcome cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

22.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2007
Total revenues	$8,775	$8,425	$8,393	$8,808
Total benefits and expenses	7,348	7,282	7,273	7,812
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	1,427	1,143	1,120	996

Income from continuing operations	1,081	875	871	860
Net income	1,120	846	867	871

Basic income from continuing operations per share—Common Stock(1)	2.14	1.89	1.92	1.76
Diluted income from continuing operations per share—Common Stock(1)	2.10	1.86	1.89	1.73
Basic net income per share—Common Stock(1)	2.22	1.83	1.91	1.78
Diluted net income per share—Common Stock(1)	2.18	1.80	1.88	1.75
Basic and diluted income (loss) from continuing operations per share—Class B Stock	39.00	(1.50)	(3.00)	34.00
Basic and diluted net income (loss) per share—Class B Stock	40.00	(1.50)	(3.00)	34.00

2006
Total revenues	$7,787	$7,313	$8,361	$8,807
Total benefits and expenses	6,826	6,730	6,888	7,430
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	961	583	1,473	1,377

Income from continuing operations	735	463	1,139	1,020
Net income	733	453	1,205	1,037

Basic income from continuing operations per share—Common Stock(1)	1.41	0.92	2.29	1.89
Diluted income from continuing operations per share—Common Stock(1)	1.38	0.91	2.25	1.85
Basic net income per share—Common Stock(1)	1.40	0.90	2.43	1.92
Diluted net income per share—Common Stock(1)	1.38	0.89	2.38	1.88
Basic and diluted income from continuing operations per share—Class B Stock	19.50	6.50	18.50	63.50
Basic and diluted net income per share—Class B Stock	19.50	6.50	18.50	63.50

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

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

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2007 and 2006 (in millions)

	2007			2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$112,748	$49,414	$162,162	$112,043	$50,773	$162,816
Held to maturity, at amortized cost	3,548	—	3,548	3,469	—	3,469
Trading account assets supporting insurance liabilities, at fair value	14,473	—	14,473	14,262	—	14,262
Other trading account assets, at fair value	3,021	142	3,163	2,209	—	2,209
Equity securities, available for sale, at fair value	4,640	3,940	8,580	4,331	3,772	8,103
Commercial loans	22,093	7,954	30,047	18,421	7,318	25,739
Policy loans	3,942	5,395	9,337	3,472	5,415	8,887
Securities purchased under agreements to resell	129	—	129	153	—	153
Other long-term investments	5,163	1,268	6,431	3,780	965	4,745
Short-term investments	3,852	1,385	5,237	3,183	1,851	5,034

Total investments	173,609	69,498	243,107	165,323	70,094	235,417
Cash and cash equivalents	9,624	1,436	11,060	7,243	1,346	8,589
Accrued investment income	1,496	678	2,174	1,429	713	2,142
Reinsurance recoverables	2,119	—	2,119	1,958	—	1,958
Deferred policy acquisition costs	11,396	943	12,339	9,854	1,009	10,863
Other assets	18,204	1,228	19,432	16,997	837	17,834
Separate account assets	195,583	—	195,583	177,463	—	177,463

TOTAL ASSETS	$412,031	$73,783	$485,814	$380,267	$73,999	$454,266

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$60,259	$51,209	$111,468	$56,245	$50,706	$106,951
Policyholders’ account balances	78,599	5,555	84,154	75,090	5,562	80,652
Policyholders’ dividends	670	2,991	3,661	526	3,456	3,982
Reinsurance payables	1,552	—	1,552	1,458	—	1,458
Securities sold under agreements to repurchase	5,281	6,160	11,441	5,747	5,734	11,481
Cash collateral for loaned securities	3,041	3,271	6,312	4,082	3,283	7,365
Income taxes	3,402	151	3,553	2,920	188	3,108
Short-term debt	14,514	1,143	15,657	10,798	1,738	12,536
Long-term debt	12,351	1,750	14,101	9,673	1,750	11,423
Other liabilities	14,609	266	14,875	14,575	380	14,955
Separate account liabilities	195,583	—	195,583	177,463	—	177,463

Total liabilities	389,861	72,496	462,357	358,577	72,797	431,374

COMMITMENTS AND CONTINGENT LIABILITIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	459	(12)	447	496	23	519
Other attributed equity	21,711	1,299	23,010	21,194	1,179	22,373

Total attributed equity	22,170	1,287	23,457	21,690	1,202	22,892

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$412,031	$73,783	$485,814	$380,267	$73,999	$454,266

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2007 and 2006 (in millions)

	2007			2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$10,799	$3,552	$14,351	$10,309	$3,599	$13,908
Policy charges and fee income	3,131	—	3,131	2,653	—	2,653
Net investment income	8,228	3,789	12,017	7,640	3,680	11,320
Realized investment gains, net	24	589	613	293	481	774
Asset management fees and other income	4,238	51	4,289	3,561	52	3,613

Total revenues	26,420	7,981	34,401	24,456	7,812	32,268

BENEFITS AND EXPENSES
Policyholders’ benefits	10,728	4,021	14,749	10,316	3,967	14,283
Interest credited to policyholders’ account balances	3,083	139	3,222	2,778	139	2,917
Dividends to policyholders	172	2,731	2,903	104	2,518	2,622
General and administrative expenses	8,041	800	8,841	7,267	785	8,052

Total benefits and expenses	22,024	7,691	29,715	20,465	7,409	27,874

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,396	290	4,686	3,991	403	4,394

Total income tax expense	1,145	100	1,245	1,126	119	1,245

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,251	190	3,441	2,865	284	3,149

Equity in earnings of operating joint ventures, net of taxes	246	—	246	208	—	208

INCOME FROM CONTINUING OPERATIONS	3,497	190	3,687	3,073	284	3,357
Income from discontinued operations, net of taxes	15	2	17	71	—	71

NET INCOME	$3,512	$192	$3,704	$3,144	$284	$3,428

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

The Financial Services Businesses and Closed Block Business participate in the Company’s commingled internal short-term cash management facility, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in the facility are generally held in investments that are short term, including mortgage- and asset-backed securities. As of December 31, 2007, the balance held in this facility was approximately $16.9 billion. A proportionate interest in each security held in the portfolio is allocated to the Financial Services Businesses and the Closed Block Business based upon their proportional cash contributions to the facility as of the balance sheet date. Participation in the facility by the Financial Services Businesses and the Closed Block Business is dependent on cash flows arising from the activities noted above, which in turn can change the allocation of the facility's assets between the two Businesses. A proportionate share of any realized investment gain or loss is recorded by each Business based upon their respective ownership percentages in the facility as of the date of the realized gain or loss. Beginning in the quarter ended September 30, 2007, management determined to seek to implement changes in the facility in order to permit each Business to hold discrete ownership of its investments in the facility without affecting or being affected by the level of participation in the facility by the other Business. Pending the implementation of these changes, the facility is being managed so that the proportionate interests of the Financial

PRUDENTIAL FINANCIAL, INC.

Notes to Supplemental Combining Financial Information

2.    ALLOCATION OF RESULTS (continued)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2007 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2008, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2007, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	15,465,196	$53.49	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock and Restricted Stock Units	2,921,112	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Performance Shares(2)	971,955	N/A	(1)

Total equity compensation plans approved by security holders—Omnibus Plan	19,358,263	N/A	44,081,293
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	411,824
Equity compensation plans approved by security holders—PSPP(4)	N/A	N/A	25,889,835

Total equity compensation plans approved by security holders	19,358,263	N/A	70,382,952
Equity compensation plans not approved by security holders—MasterShare(5)	57,767	N/A	511,120

Grand Total	19,416,030	N/A	70,894,072

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Omnibus Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.
(2)	These performance shares are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 50% and 150% of the target for awards granted in 2005 and 2006, and between 0% and 150% of the target for awards granted in 2007, this target based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals.
(3)	A maximum of 500,000 shares may be issued under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors, all of which have been registered on Form S-8. Participants in the Plan may receive shares of Common Stock as distributions under the plan upon their termination of service on the Board. In 2007, 2006 and 2005, 13,382, 6,576 and 13,168 shares of Common Stock, respectively, were distributed to former participants of the Plan upon their retirement from the Board, leaving a balance of 411,824 shares of Common Stock available for future distribution. The Company will register additional shares on Form S-8 in the future, if necessary.
(4)	At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan (PSPP). The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued, all of which have been registered on Form S-8. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Share purchases under the plan began in 2007. In 2007 there were 477,400 shares of Common Stock purchased under the plan, leaving 25,889,835 shares of Common Stock available for future distribution. Shares purchased in 2007 do not include 136,162 shares related to the October 1 to December 31, 2007 offering period, which were purchased in January 2008.
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

The other information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Shareholders’ Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.4	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

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

10.11

The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of January 1, 2008). Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.12

Amendment No. 1 to The Prudential Insurance Company of America Deferred Compensation Plan, dated December 15, 2005. Incorporated by reference to Exhibit 10.12 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

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

10.16

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective October 10, 2006). Incorporated by reference to Exhibit 10.3 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.17

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective September 11, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.18

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.19

Form of 2003 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.20

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.21

Form of 2004 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.12 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.22

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.23

Form of 2005 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.24

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.25

Form of 2006 Grant Acceptance Agreement relating to Common Stock performance share awards to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.26

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.27

Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.28

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.29

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.30

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.31

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.32

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.33

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.34	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.35

Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on October 9, 2007, effective January 1, 2008). Incorporated by reference to Exhibit 10.4 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.36	The Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q.*

10.37	First Amendment to the Prudential Supplemental Retirement Plan, dated December 21, 2005. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.38	Second Amendment to the Prudential Supplemental Retirement Plan, dated December 31, 2006. Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.39	Third Amendment to the Prudential Supplemental Retirement Plan, effective April 30, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.40

Prudential Supplemental Employee Savings Plan, as amended and restated on December 31, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.41

First Amendment to the Prudential Supplemental Employee Savings Plan, dated December 21, 2005. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.42	The Prudential Insurance Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.6 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q.*

10.43	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q.*

10.44	Prudential Financial, Inc. Compensation Plan. Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.*

10.45

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.46

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective June 1, 2001). Incorporated by reference to Exhibit 10.28 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.47	PFI Supplemental Executive Retirement Plan (effective March 12, 2002). Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.48

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.49	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.50	First Amendment to the Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.51	Second Amendment to the Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.52	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.53	First Amendment to the Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.54	Second Amendment to the Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.55	Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.56	First Amendment to the Prudential Severance Plan. Incorporated by reference to Exhibit 10.47 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.57	Second Amendment to the Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.58

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.59	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.60

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.61

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

10.62

Amendment No. 1 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.52, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.63

Amendment No. 2 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.52, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.64

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

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 6th Floor

Newark, New Jersey 07102

PRUDENTIAL FINANCIAL, INC.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2007 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available for sale:
Bonds:
United States Government and government agencies and authorities	$5,829	$6,498	$6,498
States, municipalities and political subdivisions	864	920	920
Foreign governments	27,214	28,066	28,066
Asset-backed securities	21,554	20,459	20,459
Residential mortgage-backed securities	12,335	12,454	12,454
Commercial mortgage-backed securities	10,847	10,949	10,949
Public utilities	15,505	15,928	15,928
Convertibles and bonds with warrants attached	1	1	1
All other corporate bonds	65,949	66,844	66,844
Redeemable preferred stock	39	43	43

Total fixed maturities, available for sale	$160,137	$162,162	$162,162

Fixed maturities, held to maturity:
Bonds:
Foreign governments	$888	$892	$888
Asset-backed securities	649	658	649
Residential mortgage-backed securities	1,213	1,200	1,213
Commercial mortgage-backed securities	9	9	9
All other corporate bonds	789	784	789

Total fixed maturities, held to maturity	$3,548	$3,543	$3,548

Equity securities:
Common Stocks:
Public utilities	$276	$317	$317
Banks, trust and insurance companies	602	617	617
Industrial, miscellaneous and other	6,062	6,679	6,679
Nonredeemable preferred stocks	955	967	967

Total equity securities, available for sale	$7,895	$8,580	$8,580

Trading account assets supporting insurance liabilities(2)(3)	$14,473		$14,473
Other trading account assets(2)	3,163		3,163
Commercial loans(4)	30,047		30,047
Policy loans	9,337		9,337
Securities purchased under agreements to resell	129		129
Short-term investments	5,237		5,237
Other long-term investments	6,431		6,431

Total investments	$240,397		$243,107

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	See Note 4 to Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities.”
(4)	Includes collateralized mortgage loans of $28,761 million and uncollateralized loans of $1,286 million.

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Position as of December 31, 2007 and 2006 (in millions)

	2007	2006
ASSETS
Investment contracts from subsidiaries	$2,769	$1,829
Other investments	353	155

Total investments	3,122	1,984
Cash and cash equivalents	4,357	955
Due from subsidiaries	377	94
Loans receivable from subsidiaries	6,671	7,233
Investment in subsidiaries	27,411	26,305
Other assets	663	287

TOTAL ASSETS	$42,601	$36,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Due to subsidiaries	$597	$722
Loans payable to subsidiaries	1,407	1,186
Short-term debt	7,149	4,389
Long-term debt	9,563	7,198
Other liabilities	428	471

Total liabilities	19,144	13,966

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized 604,901,479 and 604, 900,423 shares issued at December 31, 2007 and 2006, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2007 and 2006, respectively)	—	—
Additional paid-in capital	20,856	20,666
Common Stock held in treasury, at cost (157,534,628 and 133,795,373 shares at December 31, 2007 and 2006, respectively)	(9,693)	(7,143)
Accumulated other comprehensive income	447	519
Retained earnings	11,841	8,844

Total stockholders’ equity	23,457	22,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,601	$36,858

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

(in millions)

	2007	2006	2005
REVENUES
Net investment income	$207	$128	$71
Realized investment losses, net	(16)	(13)	(5)
Affiliated interest revenue	364	222	124
Other income	7	2	2

Total revenues	562	339	192

EXPENSES
General and administrative expenses	25	35	25
Interest expense	737	506	301

Total expenses	762	541	326

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(200)	(202)	(134)

Income taxes:
Current	(140)	(162)	(74)
Deferred	23	(4)	4

Total income tax benefit	(117)	(166)	(70)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(83)	(36)	(64)

EQUITY IN EARNINGS OF SUBSIDIARIES	3,787	3,465	3,604

INCOME FROM CONTINUING OPERATIONS	3,704	3,429	3,540

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(1)	—

NET INCOME	$3,704	$3,428	$3,540

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

(in millions)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,704	$3,428	$3,540
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(3,787)	(3,465)	(3,604)
Realized investment losses , net	16	13	5
Dividends received from subsidiaries	2,741	3,030	2,158
Change in:
Due to/from subsidiaries, net	(242)	229	670
Other, net	(406)	(41)	(28)

Cash flows from operating activities	2,026	3,194	2,741

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Long-term investments	111	32	22
Short-term investments	132	257	414
Payments for the purchase of:
Long-term investments	(1,048)	(801)	(582)
Short-term investments	(330)	(316)	(364)
Capital contributions to subsidiaries	(510)	(845)	(779)
Returns of capital contributions from subsidiaries	471	195	235
Loans to subsidiaries, net of maturities	594	(2,656)	(2,532)

Cash flows used in investing activities	(580)	(4,134)	(3,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments to or in respect of eligible policyholders	(59)	(108)	(283)
Cash dividends paid on Common Stock	(514)	(421)	(375)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	(3,000)	(2,512)	(2,096)
Common Stock reissued for exercise of stock options	221	166	169
Proceeds from the issuance of debt (maturities longer than 90 days)	7,255	4,521	3,435
Repayments of debt (maturities longer than 90 days)	(2,927)	(754)	(11)
Repayments of loans from subsidiaries	(94)	(74)	(150)
Proceeds from loans payable to subsidiaries	358	945	174
Net change in financing arrangements (maturities of 90 days or less) .	777	(527)	320
Excess tax benefits from share-based payment arrangements	17	15	—
Other, financing	(59)	6	—

Cash flows from financing activities	1,956	1,238	1,164

Effect of foreign exchange rate change on cash balances	—	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,402	298	319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	955	657	338

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,357	$955	$657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$768	$421	$246
Cash paid (refunds received) during the period for taxes	$142	$(200)	$(26)

NON-CASH TRANSACTIONS DURING THE YEAR
Return of capital from subsidiary in the form of an income tax receivable	$—	$—	$144
Capital contribution to subsidiary in the form of repayment of loans from subsidiary	$—	$(143)	$—
Capital contribution to subsidiary in the form of tax liability	$—	$(79)	$—
Treasury stock shares issued for convertible debt redemption	$135	$—	$—
Treasury stock shares issued for stock based compensation programs	$101	$90	$9

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

2.    DEBT AND UNDISTRIBUTED DEMUTUALIZATION CONSIDERATION

Debt

A summary of Prudential Financial’s short-and long-term debt is as follows:

	Maturity Dates	Rate	December 31, 2007	December 31, 2006
			(in millions)
Short-term debt:
Commercial paper			$1,293	$282
Floating rate convertible senior notes(1)			4,883	4,000
Current portion of long-term debt			973	107

Total short-term debt			$7,149	$4,389

Long-term debt:
Fixed rate notes	2008-2037	3.25%-6.88%	$9,090	$6,594
Floating rate notes	2008-2020	(2)	473	604

Total long-term debt			$9,563	$7,198

(1)	For information on the terms of these notes see Note 12 to the Consolidated Financial Statements.
(2)	The interest rates on these floating rate notes are based on either LIBOR or the U.S. Consumer Price Index. The interest rates ranged from 2.70% to 5.55% in 2007 and 2.70% to 6.72% in 2006.

Short-term Debt

The weighted average interest rate on outstanding commercial paper was approximately 5.32% at both December 31, 2007 and 2006.

The interest rate on the $3.0 billion of convertible senior notes issued in 2007 is a floating rate equal to 3-month LIBOR minus 1.63%, to be reset quarterly and was 3.52% in 2007. The interest rate on the $2.0 billion of convertible senior notes issued in 2006 is a floating rate equal to 3-month LIBOR minus 2.40%, to be reset quarterly and ranged from 2.73% to 3.30% in 2007 and was 2.95% in 2006. The interest rate on the $2.0 billion of convertible senior notes issued in 2005 is a floating rate equal to 3-month LIBOR minus 2.76%, to be reset quarterly and ranged from 2.60% to 2.61% in 2007 and 1.57% to 2.65% in 2006. See Convertible Debt Maturities below for additional information on the convertible senior notes.

Long-term Debt (including the Current Portion of Long-term Debt)

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was not materially increased for the year ended December 31, 2007 and was increased by $20 million for the year ended December 31, 2006.

Schedule of Long-term Debt Maturities

The following table summarizes Prudential Financial’s contractual maturities for long-term debt outstanding as of December 31, 2007:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Long-term debt	$9,563	$—	$369	$824	$8,370

Convertible Debt Maturities

Prudential Financial’s short-term debt reflected in the table above includes $2.0 billion of floating rate convertible senior notes issued in 2005 with a maturity date of November 15, 2035, $2.0 billion of floating rate convertible senior notes issued in 2006 with a maturity date of December 12, 2036 and $3.0 billion of floating rate convertible senior notes issued in 2007 with a maturity date of December 15, 2037.

On April 13, 2007, Prudential Financial announced its intention to call all the outstanding floating rate convertible senior notes issued in 2005 for redemption on May 21, 2007. Prior to the redemption by the Company, substantially all holders elected to convert their senior notes as provided under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash equal to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of Prudential Financial Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the closing market price of Prudential Financial Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. Accordingly, at conversion the Company issued 2,367,887 shares of Common Stock from treasury. The conversion had no impact on the Company’s results of operations and resulted in a net increase to shareholders’ equity of $44 million, reflecting the tax benefit associated with the conversion of the senior notes.

The notes issued in 2006 and 2007 are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion prices, $132.39 per share for the 2007 issuance and $104.21 per share for the 2006 issuance, are subject to adjustment upon certain corporate events. The conversion features require net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. In addition, these notes are redeemable by Prudential Financial, at par plus accrued interest, on or after December 13, 2007 for the 2006 issuance and on or after June 16, 2009 for the 2007 issuance. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. For the 2006 issuance, the first contractually specified date was December 12, 2007. On December 12, 2007, $117 million of the 2006 senior notes were repurchased by Prudential Financial at the request of the holders. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2008. For the 2007 issuance, the first contractually specified date is June 15, 2009. For additional information on these convertible notes, see Note 12 to the Consolidated Financial Statements.

Undistributed Demutualization Consideration

“Other liabilities” include liabilities of $36 million and $95 million as of December 31, 2007, and 2006, respectively, for undistributed demutualization consideration payable to eligible policyholders whom we have been or were unable to locate as of those dates. In 2007 and 2006, Prudential Financial paid $59 million and $108 million, respectively, in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. We remain obligated to disburse $36 million of demutualization consideration to the governmental authorities if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws generally require remittance after periods ranging from three to seven years.

3.    DIVIDENDS AND RETURNS OF CAPITAL

Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2007 amounted to $3.212 billion, including $1.233 billion from Prudential Holdings, LLC, $682 million collectively from its international insurance and international investments holding companies, $572 million from Prudential Securities Group, Inc., $268 million from Prudential Asset Management Holding Company, $192 million from American Skandia, and $265 million from other holding companies. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2006 amounted to $3.225 billion, including $2.116 billion from Prudential Holdings, LLC, $383 million collectively from its international insurance and international investments holding companies, $308 million from Prudential Asset Management Holding Company, $245 million from American Skandia, $143 million from Prudential Securities Group, Inc. and $30 million from other holding companies. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2005 amounted to $2.393 billion, including $1.733 billion from Prudential Holdings, LLC, $231 million from Prudential Asset Management Holding Company, $175 million from American Skandia and $75 million collectively from its international insurance and international investments holding companies.

4.    GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2007, there was $7.1 billion outstanding under this commercial paper program.

Prudential Financial is also subject to other financial guarantees and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions, dispositions, investments, debt issuances and other transactions, including those provided as part of our on-going operations, that are triggered by, among other things, breaches of representations, warranties or covenants provided by us or our subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2007, Prudential Financial has accrued liabilities of $3 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2007 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC(1)	Other Operating Expenses
Individual Life	$3,855	$2,647	$—	$6,588	$1,573	$656	$1,122	$164	$694
Individual Annuities	1,976	1,166	—	7,910	1,354	580	569	278	926
Group Insurance	321	4,754	163	6,090	4,045	671	3,865	9	641

Insurance Division	6,152	8,567	163	20,588	6,972	1,907	5,556	451	2,261

Asset Management	—	—	—	—	—	226	—	20	1,607
Financial Advisory	—	—	—	—	—	3	—	—	76
Retirement	233	14,250	48	43,371	501	3,676	3,306	17	990

Investment Division	233	14,250	48	43,371	501	3,905	3,306	37	2,673

International Insurance	5,187	36,592	181	18,170	6,490	1,608	5,211	479	937
International Investments	—	—	—	—	—	36	—	—	513

International Insurance and Investments Division	5,187	36,592	181	18,170	6,490	1,644	5,211	479	1,450

Corporate and Other	(176)	455	3	(2,860)	(33)	772	(90)	(47)	737

Total Financial Services Businesses	11,396	59,864	395	79,269	13,930	8,228	13,983	920	7,121

Closed Block Business	943	51,209	—	8,546	3,552	3,789	6,891	76	724

	$12,339	$111,073	$395	$87,815	$17,482	$12,017	$20,874	$996	$7,845

(1)	As discussed in Note 2 to the Consolidated Financial Statements, the Company amortizes deferred policy acquisitions costs (“DAC”) related to traditional participating life insurance in proportion to gross margins based on historical and anticipated future experience, and for interest-sensitive and variable life products and fixed and variable annuity products in proportion to gross profits based upon historical and future experience. Amortization of DAC for the year ended December 31, 2007 includes a decrease of $135 million within the Individual Life segment related to updates of assumptions used in estimating future gross profits.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2006 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC(1)	Other Operating Expenses
Individual Life	$3,550	$2,293	$—	$6,171	$1,349	$548	$1,066	$2	$604
Individual Annuities	1,613	949	—	8,767	1,065	618	583	183	722
Group Insurance	284	4,504	159	5,755	3,863	621	3,703	2	623

Insurance Division	5,447	7,746	159	20,693	6,277	1,787	5,352	187	1,949

Asset Management	—	—	—	—	—	182	—	27	1,430
Financial Advisory	—	—	—	—	—	20	—	—	287
Retirement	176	14,493	24	40,616	474	3,425	2,921	18	887

Investment Division	176	14,493	24	40,616	474	3,627	2,921	45	2,604

International Insurance	4,397	33,277	56	16,193	6,237	1,394	4,965	467	920
International Investments	—	—	—	—	—	31	—	—	447

International Insurance and Investments Division	4,397	33,277	56	16,193	6,237	1,425	4,965	467	1,367

Corporate and Other	(166)	484	6	(1,886)	(26)	801	(40)	(43)	691

Total Financial Services Businesses	9,854	56,000	245	75,616	12,962	7,640	13,198	656	6,611

Closed Block Business	1,009	50,706	—	9,018	3,599	3,680	6,624	90	695

Total	$10,863	$106,706	$245	$84,634	$16,561	$11,320	$19,822	$746	$7,306

(1)	As discussed in Note 2 to the Consolidated Financial Statements, the Company amortizes deferred policy acquisitions costs (“DAC”) related to traditional participating life insurance in proportion to gross margins based on historical and anticipated future experience, and for interest-sensitive and variable life products and fixed and variable annuity products in proportion to gross profits based upon historical and future experience. Amortization of DAC for the year ended December 31, 2006 includes a decrease of $289 million within the Individual Life segment related to updates of assumptions used in estimating future gross profits.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2005 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC(1)	Other Operating Expenses
Individual Life	$3,187	$1,920	$—	$5,700	$1,486	$496	$808	$369	$587
Individual Annuities	1,256	898	—	8,496	769	615	503	173	531
Group Insurance	170	4,101	209	5,184	3,561	591	3,417	3	558

Insurance Division	4,613	6,919	209	19,380	5,816	1,702	4,728	545	1,676

Asset Management	—	—	—	—	—	105	—	33	1,199
Financial Advisory	—	—	—	—	—	6	—	—	454
Retirement	119	13,339	—	37,901	508	3,040	2,549	24	824

Investment Division	119	13,339	—	37,901	508	3,151	2,549	57	2,477

International Insurance	3,761	30,580	53	14,567	6,363	1,299	5,347	391	899
International Investments	—	—	—	—	—	25	—	—	381

International Insurance and Investments Division	3,761	30,580	53	14,567	6,363	1,324	5,347	391	1,280

Corporate and Other	(136)	631	28	(1,061)	(30)	697	25	(79)	533

Total Financial Services Businesses	8,357	51,469	290	70,787	12,657	6,874	12,649	914	5,966

Closed Block Business	1,081	50,113	—	9,285	3,619	3,721	6,783	99	662

Total	$9,438	$101,582	$290	$80,072	$16,276	$10,595	$19,432	$1,013	$6,628

(1)	As discussed in Note 2 to the Consolidated Financial Statements, the Company amortizes deferred policy acquisitions costs (“DAC”) related to traditional participating life insurance in proportion to gross margins based on historical and anticipated future experience, and for interest-sensitive and variable life products and fixed and variable annuity products in proportion to gross profits based upon historical and future experience. Amortization of DAC for the year ended December 31, 2005 includes an increase of $89 million within the Individual Life segment related to updates of assumptions used in estimating future gross profits.

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2007, 2006 and 2005 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2007
Life Insurance Face Amount In Force	$2,651,833	$309,197	$5,563	$2,348,199	0.2%

Premiums:
Life Insurance	$14,549	$1,359	$29	$13,219	0.2%
Accident and Health Insurance	1,139	13	3	1,129	0.3%
Property & Liability Insurance	—	—	3	3	100.0%

Total Premiums	$15,688	$1,372	$35	$14,351	0.2%

2006
Life Insurance Face Amount In Force	$2,504,819	$251,296	$7,425	$2,260,948	0.3%

Premiums:
Life Insurance	$14,092	$1,294	$69	$12,867	0.5%
Accident and Health Insurance	1,030	19	9	1,020	0.9%
Property & Liability Insurance	—	—	21	21	100.0%

Total Premiums	$15,122	$1,313	$99	$13,908	0.7%

2005
Life Insurance Face Amount In Force	$2,185,100	$302,237	$11,995	$1,894,858	0.6%

Premiums:
Life Insurance	$13,767	$1,076	$91	$12,782	0.7%
Accident and Health Insurance	979	16	3	966	0.3%
Property & Liability Insurance	—	—	8	8	100.0%

Total Premiums	$14,746	$1,092	$102	$13,756	0.7%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005 (in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Affect of Foreign Exchange Rates	Balance at End of Period
2007
Allowance for losses on commercial loans	$185	$—	$—	$13	(a)	$1	$173
Valuation allowance on deferred tax asset	592	—	—	206	(b)	(4)	382

	$777	$—	$—	$219		$(3)	$555

2006
Allowance for losses on commercial loans	$248	$—	$—	$64	(c)	$1	$185
Valuation allowance on deferred tax asset	676	4	—	75	(d)	(13)	592

	$924	$4	$—	$139		$(12)	$777

2005
Allowance for losses on commercial loans	$600	$—	$—	$303	(e)	$(49)	$248
Valuation allowance on deferred tax asset	677	167	—	151	(d)	(17)	676

	$1,277	$167	$—	$454		$(66)	$924

(a)	Represents $11 million of release of allowance for losses and $2 million of charge-offs, net of recoveries.
(b)	Represents, primarily, $141 million reduction to the valuation allowance on the deferred taxes associated with the acquisition of Gibraltar Life as a result of the adoption of FIN No. 48, as well as the utilization and expiration of net operating losses.
(c)	Represents $57 million of release of allowance for losses and $7 million of charge-offs, net of recoveries.
(d)	Represents, primarily, utilization and expiration of net operating losses.
(e)	Represents $273 million of release of allowance for losses and $30 million of charge-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 27th day of February, 2008.

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Name: Title:	Richard J. Carbone Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2008:

Name	Title

/s/ JOHN R. STRANGFELD, JR. John R. Strangfeld, Jr.	Chief Executive Officer, President and Director

/s/ RICHARD J. CARBONE Richard J. Carbone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PETER B. SAYRE Peter B. Sayre	Senior Vice President and Controller (Principal Accounting Officer)

FREDERIC K. BECKER* Frederic K. Becker	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GASTON CAPERTON* Gaston Caperton	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

MARK B. GRIER* Mark B. Grier	Director

JON F. HANSON* Jon F. Hanson	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

Name	Title

KARL J. KRAPEK* Karl J. Krapek	Director

CHRISTINE A. POON* Christine A. Poon	Director

ARTHUR F. RYAN* Arthur F. Ryan	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/S/ RICHARD J. CARBONE
Attorney-in-fact

EXHIBIT INDEX

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Shareholders’ Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.4	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

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

10.11

The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of January 1, 2008). Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.12

Amendment No. 1 to The Prudential Insurance Company of America Deferred Compensation Plan, dated December 15, 2005. Incorporated by reference to Exhibit 10.12 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

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

10.16

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective October 10, 2006). Incorporated by reference to Exhibit 10.3 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.17

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective September 11, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.18

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.19

Form of 2003 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.20

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.21

Form of 2004 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.12 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.22

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.23

Form of 2005 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.24

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.25

Form of 2006 Grant Acceptance Agreement relating to Common Stock performance share awards to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.26

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.27

Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.28

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.29

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.30

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.31

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.32

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.33

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.34	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.35

Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on October 9, 2007, effective January 1, 2008). Incorporated by reference to Exhibit 10.4 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.36	The Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q.*

10.37	First Amendment to the Prudential Supplemental Retirement Plan, dated December 21, 2005. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.38	Second Amendment to the Prudential Supplemental Retirement Plan, dated December 31, 2006. Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.39	Third Amendment to the Prudential Supplemental Retirement Plan, effective April 30, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.40

Prudential Supplemental Employee Savings Plan, as amended and restated on December 31, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.41

First Amendment to the Prudential Supplemental Employee Savings Plan, dated December 21, 2005. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.42	The Prudential Insurance Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.6 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q.*

10.43	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q.*

10.44	Prudential Financial, Inc. Compensation Plan. Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.*

10.45

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.46

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective June 1, 2001). Incorporated by reference to Exhibit 10.28 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.47	PFI Supplemental Executive Retirement Plan (effective March 12, 2002). Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.48

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.49	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.50	First Amendment to the Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.51	Second Amendment to the Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.52	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.53	First Amendment to the Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.54	Second Amendment to the Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.55	Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.56	First Amendment to the Prudential Severance Plan. Incorporated by reference to Exhibit 10.47 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.57	Second Amendment to the Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.58

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.59	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.60

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.61

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

10.62

Amendment No. 1 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.52, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.63

Amendment No. 2 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.52, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.64

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