Form 10-Q
period 2008-03-31
PRUDENTIAL FINANCIAL INC
filed 2008-05-01
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008, 434 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or U.S. GAAP accounting principles, practices or policies; (18) changes in assumptions for retirement expense; (19) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and continue share repurchases, and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; and (20) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2007 for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2008 and December 31, 2007 (in millions, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2008—$164,676; 2007—$160,137)	$164,472	$162,162
Held to maturity, at amortized cost (fair value: 2008—$3,741; 2007—$3,543)	3,735	3,548
Trading account assets supporting insurance liabilities, at fair value	14,644	14,473
Other trading account assets, at fair value	2,833	3,613
Equity securities, available for sale, at fair value (cost: 2008—$8,115; 2007—$7,895)	8,129	8,580
Commercial loans (includes $657 measured at fair value at March 31, 2008)	31,938	30,047
Policy loans	9,538	9,337
Securities purchased under agreements to resell	178	129
Other long-term investments	6,405	6,431
Short-term investments	5,731	5,237

Total investments	247,603	243,557
Cash and cash equivalents	9,760	11,060
Accrued investment income	2,266	2,174
Reinsurance recoverables	1,975	2,119
Deferred policy acquisition costs	12,828	12,339
Other assets	21,986	18,982
Separate account assets	181,902	195,583

TOTAL ASSETS	$478,320	$485,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$114,863	$111,468
Policyholders’ account balances	90,380	84,154
Policyholders’ dividends	2,458	3,661
Reinsurance payables	1,396	1,552
Securities sold under agreements to repurchase	8,799	11,441
Cash collateral for loaned securities	4,958	6,312
Income taxes	3,575	3,553
Short-term debt	16,224	15,657
Long-term debt	15,052	14,101
Other liabilities	16,016	14,875
Separate account liabilities	181,902	195,583

Total liabilities	455,623	462,357

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,901,800 and 604,901,479 shares issued as of March 31, 2008 and December 31, 2007, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively)	—	—
Additional paid-in capital	21,802	20,856
Common Stock held in treasury, at cost (167,455,593 and 157,534,628 shares as of March 31, 2008 and December 31, 2007, respectively)	(10,476)	(9,693)
Accumulated other comprehensive income (loss)	(539)	447
Retained earnings	11,904	11,841

Total stockholders’ equity	22,697	23,457

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,320	$485,814

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2008 and 2007 (in millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
REVENUES
Premiums	$3,958	$3,559
Policy charges and fee income	825	785
Net investment income	3,027	2,935
Realized investment gains (losses), net	(912)	420
Asset management fees and other income	666	1,076

Total revenues	7,564	8,775

BENEFITS AND EXPENSES
Policyholders’ benefits	4,035	3,685
Interest credited to policyholders’ account balances	637	843
Dividends to policyholders	559	711
General and administrative expenses	2,279	2,109

Total benefits and expenses	7,510	7,348

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	54	1,427

Income tax expense	29	423

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	25	1,004
Equity in earnings of operating joint ventures, net of taxes	43	77

INCOME FROM CONTINUING OPERATIONS	68	1,081
Income from discontinued operations, net of taxes	1	39

NET INCOME	$69	$1,120

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations per share of Common Stock	$0.20	$2.14
Income from discontinued operations, net of taxes	—	0.08

Net income per share of Common Stock	$0.20	$2.22

Diluted:
Income from continuing operations per share of Common Stock	$0.20	$2.10
Income from discontinued operations, net of taxes	—	0.08

Net income per share of Common Stock	$0.20	$2.18

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations per share of Class B Stock	$(10.00)	$39.00
Income from discontinued operations, net of taxes	—	1.00

Net income (loss) per share of Class B Stock	$(10.00)	$40.00

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2008 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2007	$6	$—	$20,856	$11,841	$(9,693)	$447	$23,457
Common Stock acquired	—	—	—	—	(869)	—	(869)
Stock-based compensation programs	—	—	(31)	(9)	86	—	46
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	—	—	977	—	—	—	977
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	3	—	—	3
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	69	—	—	69
Other comprehensive loss, net of taxes	—	—	—	—	—	(986)	(986)

Total comprehensive income (loss)	—	—	—	—	—	—	(917)

Balance, March 31, 2008	$6	$—	$21,802	$11,904	$(10,476)	$(539)	$22,697

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007 (in millions)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69	$1,120
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	912	(420)
Policy charges and fee income	(277)	(248)
Interest credited to policyholders’ account balances	637	843
Depreciation and amortization	91	62
Change in:
Deferred policy acquisition costs	(254)	(247)
Future policy benefits and other insurance liabilities	1,057	712
Trading account assets supporting insurance liabilities and other trading account assets	(87)	(52)
Income taxes	(402)	(22)
Other, net	(392)	(1,057)

Cash flows from operating activities	1,354	691

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	23,856	22,802
Fixed maturities, held to maturity	49	76
Trading account assets supporting insurance liabilities and other trading account assets	5,813	—
Equity securities, available for sale	869	1,650
Commercial loans	535	1,372
Policy loans	380	324
Other long-term investments	302	293
Short-term investments	9,569	2,451
Payments for the purchase/origination of:
Fixed maturities, available for sale	(25,643)	(23,184)
Fixed maturities, held to maturity	(9)	(59)
Trading account assets supporting insurance liabilities and other trading account assets	(5,982)	—
Equity securities, available for sale	(1,036)	(1,620)
Commercial loans	(1,927)	(1,213)
Policy loans	(361)	(318)
Other long-term investments	(795)	(582)
Short-term investments	(10,272)	(2,619)
Other, net	32	201

Cash flows used in investing activities	(4,620)	(426)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	9,501	5,265
Policyholders’ account withdrawals	(4,963)	(5,646)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(3,867)	(2,812)
Cash dividends paid on Common Stock	(75)	(72)
Net change in financing arrangements (maturities 90 days or less)	760	990
Common Stock acquired	(869)	(712)
Common Stock reissued for exercise of stock options	29	83
Proceeds from the issuance of debt (maturities longer than 90 days)	2,110	1,111
Repayments of debt (maturities longer than 90 days)	(1,010)	(387)
Excess tax benefits from share-based payment arrangements	12	60
Other, net	(41)	73

Cash flows from (used in) financing activities	1,587	(2,047)

Effect of foreign exchange rate changes on cash balances	379	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,300)	(1,781)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,060	8,589

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,760	$6,808

NON-CASH TRANSACTIONS DURING THE PERIOD
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$977	$—
Treasury Stock shares issued for stock-based compensation programs	$84	$87

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended March 31, 2008 would have been increased by $0.8 million, with no reportable impact to the earnings per share of Common Stock, on both a basic and diluted basis, and $2.4 million, or $0.01 per share of Common Stock, on both a basic and diluted basis for the three months ended March 31, 2007.

Accounting Pronouncements Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Consolidated Statements of Operations. The Company adopted this guidance effective January 1, 2008.

Upon the adoption of SFAS No. 159, the Company elected the fair value option for certain investments held within the commercial mortgage operations of the Asset Management segment. Specifically, the fair value option was elected for funded commercial loans held for sale originated beginning January 1, 2008. In addition, the Company elected the fair value option for fixed rate commercial loans held for investment that were held at December 31, 2007 and for such loans originated beginning January 1, 2008. The Company elected the fair value option for the loan programs mentioned above primarily to eliminate the need for hedge accounting under SFAS No. 133, while still achieving an offset in earnings from the associated interest rate derivative hedges.

Due to recent volatility in the credit markets, the Company experienced unexpected volatility in the fair value of the aforementioned fixed rate commercial loans held for investment that was not substantially offset by the associated interest rate derivative hedges during the quarter ended March 31, 2008. Therefore, the Company

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

will no longer elect the fair value option on loans held for investment that are originated after March 31, 2008, and will be pursuing hedge accounting under SFAS No. 133. See Note 9 for more information on SFAS No. 159.

The Company does not have material commercial loans held for sale outside of the commercial mortgage operations. The fair value option has not been elected for the Company’s other fixed rate commercial loans held for investment (primarily held by the general account), as the underlying business drivers and economics are different for these loans in that they are part of a diverse portfolio backing insurance liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change practices in determining fair value. The Company adopted this guidance effective January 1, 2008. See Note 9 for more information on SFAS No. 157.

In November 2007, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 effective January 1, 2008 for its loan commitments that are recorded at fair value through earnings. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. This FSP is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively to financial statements for all periods presented. The Company’s adoption of this guidance effective January 1, 2008 did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2008, the FASB issued Statement No. 133 Implementation Issue No. E23, “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68.” Implementation Issue No. E23 amends Statement No. 133, paragraph 68 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness. This implementation guidance was effective for hedging relationships designated on or after January 1, 2008. The Company’s adoption of this guidance effective January 1, 2008 did not have a material effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of FASB Statement No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on the notes to the consolidated financial statements.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The FSP provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The FSP is effective for fiscal years beginning after November 15, 2008. The FSP is to be applied prospectively to new transactions entered into after the adoption date. The Company will adopt this guidance effective January 1, 2009. The Company is currently assessing the impact of this FSP on the Company’s consolidated financial position and results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 delays the effective date of SFAS No. 157 for these items to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

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

3. ACQUISITIONS AND DISPOSITIONS

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

Additional Investment in UBI Pramerica

On January 18, 2008, the Company made an additional investment of $154 million in its UBI Pramerica operating joint venture in Italy, which is accounted for under the equity method. This additional investment was necessary to maintain the Company’s ownership interest at 35% and was a result of the merger of the Company’s joint venture partner with another Italian bank, and their subsequent consolidation of their asset management companies into the UBI Pramerica joint venture.

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Equity sales, trading and research operations	$(1)	$2
Real estate investments sold or held for sale	1	18
International securities operations	1	(3)
Healthcare operations	—	5

Income from discontinued operations before income taxes	1	22
Income tax expense (benefit)	—	(17)

Income from discontinued operations, net of taxes	$1	$39

The three months ended March 31, 2007 includes a $26 million tax benefit associated with a discontinued international business. Real estate investments sold or held for sale reflects the income from discontinued real estate investments.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $215 million and $54 million, respectively, as of March 31, 2008 and $242 million and $98 million, respectively, as of December 31, 2007. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. The Company recognized a policyholder dividend obligation of $579 million and $732 million as of March 31, 2008 and December 31, 2007, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains (losses) that have arisen subsequent to the establishment of the Closed Block were reflected as an adjustment to the policyholder dividend obligation of $(128) million and $1.047 billion as of March 31, 2008 and December 31, 2007, respectively, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the three months ended March 31, 2008.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,271	$51,208
Policyholders’ dividends payable	1,268	1,212
Policyholder dividend obligation	451	1,779
Policyholders’ account balances	5,568	5,555
Other Closed Block liabilities	9,789	10,649

Total Closed Block Liabilities	68,347	70,403

Closed Block Assets
Fixed maturities, available for sale, at fair value	42,676	45,459
Other trading account assets, at fair value	149	142
Equity securities, available for sale, at fair value	3,503	3,858
Commercial loans	7,895	7,353
Policy loans	5,391	5,395
Other long-term investments	1,208	1,311
Short-term investments	1,492	1,326

Total investments	62,314	64,844
Cash and cash equivalents	1,483	1,310
Accrued investment income	673	630
Other Closed Block assets	832	581

Total Closed Block Assets	65,302	67,365

Excess of reported Closed Block Liabilities over Closed Block Assets	3,045	3,038
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	(168)	1,006
Allocated to policyholder dividend obligation	128	(1,047)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,005	$2,997

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2008
(in millions)
Balance, January 1, 2008	$1,779
Impact on income before gains (losses) allocable to policyholder dividend obligation	(153)
Change in net unrealized investment gains (losses)	(1,175)

Balance, March 31, 2008	$451

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Revenues
Premiums	$856	$838
Net investment income	841	859
Realized investment gains (losses), net	(95)	200
Other income	19	13

Total Closed Block revenues	1,621	1,910

Benefits and Expenses
Policyholders’ benefits	972	949
Interest credited to policyholders’ account balances	35	36
Dividends to policyholders	502	683
General and administrative expenses	172	171

Total Closed Block benefits and expenses	1,681	1,839

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(60)	71

Income tax expense (benefit)	(52)	63

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	(8)	8
Income from discontinued operations, net of taxes	—	2

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$(8)	$10

5. STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2007	604.9	157.5	447.4	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	11.4	(11.4)	—
Stock-based compensation programs(1)	—	(1.4)	1.4	—

Balance, March 31, 2008	604.9	167.5	437.4	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock Held in Treasury

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.5 billion of its outstanding Common Stock in calendar year 2008. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The 2008 stock repurchase program supersedes all previous repurchase programs. During the three months ended March 31, 2008, the Company acquired 11.4 million shares of its Common Stock at a total cost of $869 million.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31
	2008	2007
	(in millions)
Net income	$69	$1,120
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	253	(40)
Change in net unrealized investments gains (losses)(1)	(1,238)	201
Change in pension and postretirement unrecognized net periodic benefit	(1)	12

Other comprehensive income (loss)(2)	(986)	173

Comprehensive income (loss)	$(917)	$1,293

(1)	Includes cash flow hedges of $(76) million and $3 million for the three months ended March 31, 2008 and 2007, respectively.
(2)	Amounts are net of tax expense (benefit) of $(531) million and $131 million for the three months March 31, 2008 and 2007, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2008 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2007	$312	$400	$(265)	$447
Change in component during period	253	(1,238)	(1)	(986)

Balance, March 31, 2008	$565	$(838)	$(266)	$(539)

(1)	Includes cash flow hedges of $(249) million and $(173) million as of March 31, 2008 and December 31, 2007, respectively.

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$76			$988
Direct equity adjustment	12			15

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$88	442.1	$0.20	$1,003	468.4	$2.14

Effect of dilutive securities and compensation programs
Stock options		3.9			5.8
Deferred and long-term compensation programs		2.6			3.0

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$88	448.6	$0.20	$1,003	477.2	$2.10

For the three months ended March 31, 2008 and 2007, 4.1 million and 1.2 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $83.44 and $91.36 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Convertible Senior Notes

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The $2.0 billion November 2005 issuance was called for redemption in May 2007. These notes were not dilutive to earnings per share for the three months ended March 31, 2007, as the average market price of the Common Stock was below the initial conversion price of $90.00. The $2.0 billion December 2006 issuance will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. The $3.0 billion December 2007 issuance will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock was $(10.00) and $39.00 for the three months ended March 31, 2008 and 2007, respectively.

The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended March 31, 2008 and 2007 amounted to $(20) million and $78 million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $12 million and $15 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to 2.0 million. There are no potentially dilutive shares associated with the Class B Stock.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Components of net periodic (benefit) cost
Service cost	$39	$42	$3	$3
Interest cost	117	108	31	34
Expected return on plan assets	(180)	(192)	(40)	(23)
Amortization of prior service cost	11	7	(3)	(1)
Amortization of actuarial (gain) loss, net	4	7	—	3
Special termination benefits	2	—	—	—

Net periodic (benefit) cost	$(7)	$(28)	$(9)	$16

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

In reporting results for the three months ended March 31, 2008, the Company has classified its commercial mortgage securitization operations as a divested business, reflecting its decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans for sale into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in the Company’s Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had a pre-tax loss of $107 million for the first quarter of 2008. The Company will retain and continue the remainder of its commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of the Asset Management segment.

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

Effective with the first quarter of 2008, the Company has amended its definition of adjusted operating income as it relates to certain externally managed investments in the European market held within the general account portfolio. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” Historically, adjusted operating income included cumulative losses and recoveries of such losses on the embedded derivatives in the period they occurred, while cumulative net gains on the embedded derivatives were deferred and amortized into adjusted operating income over the remaining life of the notes.

Adjusted operating income under the amended definition excludes any amounts related to changes in the market value of the embedded derivatives. Adjusted operating income for all periods presented has been revised to conform with the amended definition. The Company views adjusted operating income under the amended definition as a more meaningful presentation of its results for purposes of analyzing the operating performance of, and allocating resources to, its business segments, as the amended definition presents the results of these investments on a basis generally consistent with similar investments held directly within the general account portfolio. The Company believes the mark to market losses discussed below, resulting primarily from unprecedented credit spread widening, are not representative of the fundamental value of the underlying investments over the long term. Adjusted operating income continues to include the coupon on these notes, which reflects the market based interest rate and spread of securities comparable to the underlying securities that existed at the time the Company entered into the investments. The accounting for these investments under U.S. GAAP has not changed.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2008 and 2007, the Company recorded a loss of $208 million and a gain of $8 million, respectively, within “Realized investment gains (losses), net” related to the change in value on the embedded derivatives associated with these investments, which are excluded from adjusted operating income under the amended definition. The loss of $208 million for the three months ended March 31, 2008 is reflected within the U.S. GAAP results of the following segments: Individual Life—$12 million, Individual Annuities—$11 million, Group Insurance—$10 million, Retirement—$39 million, and International Insurance—$136 million. Adjusted operating income under the former definition included a $1 million gain for the three months ended March 31, 2007, which represented the amortization of cumulative deferred gains.

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net gains of $1 million and $21 million for the three months ended March 31, 2008 and 2007, respectively). As of March 31, 2008 and December 31, 2007, the fair value of open contracts used for this purpose was a net liability of $128 million and a net asset of $12 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $12 million and $23 million for the three months ended March 31, 2008 and 2007, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net losses of $43 million and net gains of $15 million for the three months ended March 31, 2008 and 2007, respectively, related to these products and any associated derivative portfolio.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

these proprietary investments, including related derivative results, are a principal source of earnings for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and included in adjusted operating income. Net realized investment losses of $39 million and gains of $19 million related to these and other businesses were included in adjusted operating income for the three months ended March 31, 2008 and 2007, respectively.

The Company has certain investments supporting insurance liabilities in its general account portfolio that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net gain of $3 million for the three months ended March 31, 2008. There was no adjustment for the three months ended March 31, 2007.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net gain of $65 million and $12 million for the three months ended March 31, 2008 and 2007, respectively.

Investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes. Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial loans, are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Interest and dividend income for these investments is reported in “Net investment income.” Commercial loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial loans.”

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

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life	$96	$101
Individual Annuities	115	166
Group Insurance	90	51

Total Insurance Division	301	318

Asset Management	119	175
Financial Advisory	44	97
Retirement	124	148

Total Investment Division	287	420

International Insurance	413	412
International Investments	26	62

Total International Insurance and Investments Division	439	474

Corporate Operations	(12)	12
Real Estate and Relocation Services	(23)	(3)

Total Corporate and Other	(35)	9

Adjusted Operating Income before income taxes for Financial Services Businesses	992	1,221
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(665)	147
Charges related to realized investment gains (losses), net	(13)	(6)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(262)	82
Change in experience-rated contractholder liabilities due to asset value changes	200	(62)
Divested businesses	(112)	28
Equity in earnings of operating joint ventures	(60)	(120)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	80	1,290
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	(26)	137

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$54	$1,427

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Financial Services Businesses:
Individual Life	$680	$631
Individual Annuities	573	604
Group Insurance	1,257	1,205

Total Insurance Division	2,510	2,440

Asset Management	548	545
Financial Advisory	51	111
Retirement	1,267	1,163

Total Investment Division	1,866	1,819

International Insurance	2,325	2,053
International Investments	176	177

Total International Insurance and Investments Division	2,501	2,230

Corporate Operations	53	100
Real Estate and Relocation Services	46	59

Total Corporate and Other	99	159

Total	6,976	6,648

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(665)	147
Charges related to realized investment gains (losses), net	1	1
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(262)	82
Divested businesses	(97)	26
Equity in earnings of operating joint ventures	(60)	(120)

Total Financial Services Businesses	5,893	6,784

Closed Block Business	1,671	1,991

Total per Unaudited Interim Consolidated Financial Statements	$7,564	$8,775

The Asset Management segment revenues include intersegment revenues of $93 million and $91 million for the three months ended March 31, 2008 and 2007, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	March 31, 2008	December 31, 2007
	(in millions)
Individual Life	$35,214	$36,124
Individual Annuities	73,018	76,685
Group Insurance	32,020	32,913

Total Insurance Division	140,252	145,722

Asset Management	41,449	40,592
Financial Advisory	2,887	1,294
Retirement	127,764	132,614

Total Investment Division	172,100	174,500

International Insurance	69,718	65,387
International Investments	8,855	7,711

Total International Insurance and Investments Division	78,573	73,098

Corporate Operations	14,365	17,430
Real Estate and Relocation Services	1,280	1,281

Total Corporate and Other	15,645	18,711

Total Financial Services Businesses	406,570	412,031

Closed Block Business	71,750	73,783

Total per Unaudited Interim Consolidated Financial Statements	$478,320	$485,814

9. FAIR VALUE

Transition Impact—As discussed in Note 2, the Company adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. As a result of adopting SFAS No. 157, the Company eliminated the deferral of gains at inception of certain derivatives contracts whose fair value was not evidenced by market-observable data. The elimination of the deferral of these gains resulted in a net after-tax increase to retained earnings of $3 million.

Also as discussed in Note 2, in conjunction with the adoption of SFAS No. 159, the Company elected the fair value option for fixed rate commercial loans held for investments that were held at December 31, 2007. This election resulted in $399 million of commercial loans being reported at fair value, with no material impact on the Company’s consolidated financial position. In addition, SFAS No. 159 requires entities to classify cash receipts and cash payments related to items measured at fair value according to their nature and purpose on the Statement of Cash Flows. As a result, cash flows related to trading account assets supporting insurance liabilities and certain other assets are classified as investing rather than operating as of the adoption date of this guidance.

Fair Value Measurement—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include equity securities and derivative contracts that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, commercial loans, short-term investments and cash equivalents (primarily commercial paper and money market funds), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through backtesting to trade data or confirmation that the pricing service significant inputs are observable) or determined through use of valuation methodologies using observable market inputs.

Level 3—Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s or third party pricing service assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, (including certain asset-backed securities), certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Valuations are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2008.

	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$5	$161,368	$3,099	$—	$164,472
Trading Account Assets Supporting Insurance Liabilities	601	13,850	193	—	14,644
Other trading account assets	428	5,211	626	(3,432)	2,833
Equity securities, available for sale	5,372	2,570	187	—	8,129
Commercial loans	—	657	—	—	657
Other long-term investments	308	336	877	—	1,521
Short term investments	—	4,100	—	—	4,100
Cash and cash equivalents	115	7,393	—	—	7,508
Other assets	88	2,696	—	—	2,784

Sub-total excluding separate account assets	6,917	198,181	4,982	(3,432)	206,648
Separate account assets(1)	82,027	77,767	22,108	—	181,902

Total assets	$88,944	$275,948	$27,090	$(3,432)	$388,550

Future policy benefits	—	—	452	—	452
Long-term debt	—	—	184	—	184
Other liabilities	13	4,209	118	(3,109)	1,231

Total liabilities	$13	$4,209	$754	$(3,109)	$1,867

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2008 to March 31, 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2008.

	Fixed Maturities, Available For Sale	Trading Account Assets Supporting Insurance Liabilities	Other Trading Account Assets	Equity Securities, Available for Sale
	(in millions)
Fair value, beginning of period	$2,890	$291	$497	$190
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(144)	—	99	(1)
Asset management fees and other income	—	1	(5)	—
Included in other comprehensive income (loss)	(122)	—	—	(12)
Net investment income	3	—	—	—
Purchases, sales, issuances, and settlements	(58)	(9)	34	(2)
Foreign currency translation	—	—	1	1
Transfers into (out of) Level 3	530	(90)	—	11

Fair value, end of period	$3,099	$193	$626	$187

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(150)	$—	$99	$(1)
Asset management fees and other income	$—	$(10)	$(5)	$—
Included in other comprehensive income (loss)	$(118)	$—	$—	$(12)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Other Long- term Investments	Separate Account Assets(1)	Future Policy Benefits	Long- Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$824	$21,815	$(168)	$(152)	$(77)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	(265)	—	(41)
Asset management fees and other income	21	—	—	1	—
Interest credited to policyholders’ account balances	—	169	—	—	—
Included in other comprehensive income	—	—	—	—	—
Net investment income	2	—	—	(33)	—
Purchases, sales, issuances, and settlements	30	162	(19)	—	—
Transfers into (out of) Level 3	—	(38)	—	—	—

Fair value, end of period	$877	$22,108	$(452)	$(184)	$(118)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	—	$—	$(267)	$—	$(41)
Asset management fees and other income	$(13)	$—	$—	$1	$—
Interest credited to policyholders’ account balances	$—	$170	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s consolidated Statement of Financial Position.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. During the first quarter of 2008, the Company recorded a loss of $23 million as a result of writing down certain commercial loans that are carried at the lower of cost or market. These loans have a carrying value of $331 million as of March 31, 2008. These fair value adjustments were classified as Level 2 in the valuation hierarchy. In addition, the Company recorded a loss of $2 million related to impairments of equity method investments. These fair value adjustments were classified as Level 3 in the valuation hierarchy.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option—As discussed above, SFAS No. 159 provides a fair value option election that allows the Company to irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. The following table presents information regarding changes in fair values recorded in earnings, including gains or losses on sales, for commercial loans where the fair value option has been elected.

Three Months Ended March 31, 2008
Reported in Realized Investment Gain (Losses), net
(in millions)
Assets:
Commercial Loans:
Changes in instrument-specific credit risk	$(19)
Other changes in fair value	$14

Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

The fair values and aggregate contractual principal amounts of commercial loans, for which the fair value option has been elected, were $657 million as of March 31, 2008.

None of the loans where the fair value option has been selected are more than 90 days past due or in non-accrual status. Interest income on commercial loans is included in net investment income. For the quarter ended March 31, 2008, the Company recorded $11 million of interest income on these loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

10. INVESTMENT IN WACHOVIA SECURITIES

On July 1, 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), a joint venture headquartered in St. Louis, Missouri. As of December 31, 2007, the Company had a 38% ownership interest in the joint venture with Wachovia owning the remaining 62%. The transaction included certain assets and liabilities of the Company’s securities brokerage operations; however, the Company retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. The Company and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to March 31, 2004.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. (“A.G. Edwards”) for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities.

The Company has elected the “lookback” option under the terms of the agreements relating to the joint venture. The “lookback” option permits the Company to delay for two years following the combination of the A.G. Edwards business with Wachovia Securities the Company’s decision to make or not to make payments to avoid or limit dilution of its ownership interest in the joint venture. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on the Company’s diluted ownership level, which is in

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the process of being determined. Any payments at the end of the “lookback” period to restore all or part of the Company’s ownership interest in the joint venture will be based on the appraised or agreed value of the joint venture excluding the A.G. Edwards business as well as the A.G. Edwards business. In such event, the Company would also need to make a true-up payment of one-time costs incurred during the “lookback” period associated with the combination to reflect the incremental increase in its ownership interest in the joint venture. Alternatively, at the end of the “lookback” period, the Company may “put” its joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities.

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

The Company and Wachovia are currently negotiating possible modifications to the terms of the existing agreements relating to the joint venture. Based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, the Company adjusted the carrying value of its ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of that business and the dilution of its 38% ownership level and to record the value of the above described rights under the “lookback” option. As a result, effective January 1, 2008, the Company recognized an increase to “Additional paid-in capital” of $977 million, net of tax. The Company’s recorded share of pre-tax earnings from the joint venture of $51 million for the three months ended March 31, 2008 reflects its estimated diluted ownership level based upon the existing agreements and its estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. As noted above, the Company and Wachovia are negotiating possible modifications to the terms of the existing agreements relating to the joint venture. Such modifications, if agreed to, as well as the establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, will result in an adjustment to the credit to equity and a true-up to the earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the three months ended March 31, 2008 and the finally determined diluted ownership percentage. The Company does not anticipate any such adjustment to have a material effect on its reported results of operations.

11. CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Insurance and Annuities

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In November 2006, plaintiffs filed a motion seeking to permit over 200 individuals to join the cases as additional plaintiffs, to authorize a joint trial on liability issues for all plaintiffs, and to add a claim under the New Jersey discrimination law. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In June 2007, Prudential Financial and Prudential Insurance moved to dismiss the complaint. In November 2007, the court granted the motion, in part, and dismissed the commercial bribery and conspiracy to commit malpractice claims and denied the motion with respect to other claims. In December 2007, the Prudential defendants answered the complaints and asserted counterclaims against each plaintiff for breach of contract and cross-claims against Leeds Morrelli & Brown for breach of contract and the covenant of good faith and fair dealing, fraudulent inducement, indemnification and contribution. In January 2008, plaintiffs filed a demand pursuant to New Jersey law stating that they were seeking damages in the amount of $6.5 billion.

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities in an effort to resolve the inquiries into this matter. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. In addition, in April 2008, Prudential Insurance reached a settlement of proceedings regarding these matters with the District Attorneys of San Diego, Los Angeles and Alameda

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

counties. Pursuant to this settlement, Prudential Insurance paid $350,000 in penalties and costs. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In August and September 2007, the court dismissed the anti-trust and RICO claims. In January 2008, the court dismissed the ERISA claims with prejudice. In February 2008, the court dismissed the state law claims without prejudice. Plaintiffs have filed a notice of appeal to the Third Circuit Court of Appeals. The above settlements may adversely affect the existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s business.

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

The Company’s subsidiary, Prudential Annuities Life Assurance Corporation (formerly known as American Skandia Life Assurance Corporation), is in the final stages of its remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Commencing in 2003, the Company received formal requests for information from the SEC and NYAG relating to market timing in variable annuities by certain Prudential Annuities entities. In connection with these investigations, with the approval of Skandia Insurance Company Ltd. (publ) (“Skandia”), an offer was made by Prudential Annuities to the authorities investigating its companies, the SEC and NYAG, to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving a Prudential Annuities entity would be subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the Prudential Annuities entities in May 2003 from Skandia. If achieved, settlement of the matters relating to Prudential Annuities also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

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

In September and October 2005, five purported class action lawsuits were filed against the Company, Prudential Securities and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. The complaints seek back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In December 2007 plaintiffs moved to certify the class. The motion is pending. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law. In March 2008, the court granted plaintiffs’ motion to conditionally certify a nationwide class.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2008 and December 31, 2007 (in millions)

	March 31, 2008			December 31, 2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$117,914	$46,558	$164,472	$112,748	$49,414	$162,162
Held to maturity, at amortized cost	3,735	—	3,735	3,548	—	3,548
Trading account assets supporting insurance liabilities, at fair value	14,644	—	14,644	14,473	—	14,473
Other trading account assets, at fair value	2,684	149	2,833	3,471	142	3,613
Equity securities, available for sale, at fair value	4,551	3,578	8,129	4,640	3,940	8,580
Commercial loans	23,444	8,494	31,938	22,093	7,954	30,047
Policy loans	4,147	5,391	9,538	3,942	5,395	9,337
Securities purchased under agreements to resell	178	—	178	129	—	129
Other long-term investments	5,266	1,139	6,405	5,163	1,268	6,431
Short-term investments	4,176	1,555	5,731	3,852	1,385	5,237

Total investments	180,739	66,864	247,603	174,059	69,498	243,557
Cash and cash equivalents	8,133	1,627	9,760	9,624	1,436	11,060
Accrued investment income	1,540	726	2,266	1,496	678	2,174
Reinsurance recoverables	1,975	—	1,975	2,119	—	2,119
Deferred policy acquisition costs	11,924	904	12,828	11,396	943	12,339
Other assets	20,357	1,629	21,986	17,754	1,228	18,982
Separate account assets	181,902	—	181,902	195,583	—	195,583

TOTAL ASSETS	$406,570	$71,750	$478,320	$412,031	$73,783	$485,814

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$63,590	$51,273	$114,863	$60,259	$51,209	$111,468
Policyholders’ account balances	84,812	5,568	90,380	78,599	5,555	84,154
Policyholders’ dividends	739	1,719	2,458	670	2,991	3,661
Reinsurance payables	1,396	—	1,396	1,552	—	1,552
Securities sold under agreements to repurchase	3,727	5,072	8,799	5,281	6,160	11,441
Cash collateral for loaned securities	2,761	2,197	4,958	3,041	3,271	6,312
Income taxes	3,575	—	3,575	3,402	151	3,553
Short-term debt	13,788	2,436	16,224	14,514	1,143	15,657
Long-term debt	13,302	1,750	15,052	12,351	1,750	14,101
Other liabilities	15,494	522	16,016	14,609	266	14,875
Separate account liabilities	181,902	—	181,902	195,583	—	195,583

Total liabilities	385,086	70,537	455,623	389,861	72,496	462,357

COMMITMENTS AND CONTINGENT LIABILITIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income (loss)	(473)	(66)	(539)	459	(12)	447
Other attributed equity	21,957	1,279	23,236	21,711	1,299	23,010

Total attributed equity	21,484	1,213	22,697	22,170	1,287	23,457

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$406,570	$71,750	$478,320	$412,031	$73,783	$485,814

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended March 31, 2008 and 2007 (in millions)

	Three Months Ended March 31,
	2008			2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$3,102	$856	$3,958	$2,721	$838	$3,559
Policy charges and fee income	825	—	825	785	—	785
Net investment income	2,121	906	3,027	2,002	933	2,935
Realized investment gains (losses), net	(802)	(110)	(912)	213	207	420
Asset management fees and other income	647	19	666	1,063	13	1,076

Total revenues	5,893	1,671	7,564	6,784	1,991	8,775

BENEFITS AND EXPENSES
Policyholders’ benefits	3,063	972	4,035	2,736	949	3,685
Interest credited to policyholders’ account balances	602	35	637	807	36	843
Dividends to policyholders	57	502	559	28	683	711
General and administrative expenses	2,091	188	2,279	1,923	186	2,109

Total benefits and expenses	5,813	1,697	7,510	5,494	1,854	7,348

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	80	(26)	54	1,290	137	1,427

Income tax expense (benefit)	47	(18)	29	379	44	423

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	33	(8)	25	911	93	1,004
Equity in earnings of operating joint ventures, net of taxes	43	—	43	77	—	77

INCOME (LOSS) FROM CONTINUING OPERATIONS	76	(8)	68	988	93	1,081
Income from discontinued operations, net of taxes	1	—	1	37	2	39

NET INCOME (LOSS)	$77	$(8)	$69	$1,025	$95	$1,120

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

The Financial Services Businesses and Closed Block Business participate in the Company’s commingled internal short-term cash management facility, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in the facility are generally held in investments that are short term, including mortgage- and asset-backed securities. As of March 31, 2008, the balance held in this facility was approximately $15.9 billion. Historically, and as of March 31, 2008, a proportionate interest in each security held in the portfolio was allocated to the Financial Services Businesses and the Closed Block Business based upon their proportional cash contributions to the facility as of the balance sheet date. Participation in the facility by the Financial Services Businesses and the Closed Block Business is dependent on cash flows arising from the activities noted above, which in turn, under the historical allocation methodology, could change the allocation of the facility’s assets between the two Businesses. A proportionate share of any realized investment gain or loss was recorded by each Business based upon their respective ownership percentages in the facility as of the date of the realized gain or loss. Beginning

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information—(Continued)

April 1, 2008, management implemented changes in the facility in order to permit each Business to hold discrete ownership of its investments in the facility without affecting or being affected by the level of participation in the facility by the other Business. With these changes, any realized investment gain or loss will be recorded by the respective Business based upon their discrete ownership of investments in the facility. Pending the implementation of these changes, the facility was managed so that the proportionate interests of the Financial Services Businesses and Closed Block Business in the entire facility were maintained at approximately the same proportions held as of June 30, 2007 (approximately 49% and 51%, respectively).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2008, compared with December 31, 2007, and its consolidated results of operations for the three months ended March 31, 2008 and 2007. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section and the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the “Risk Factors” section, the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

During the latter half of 2007 and continuing through the first quarter 2008, dislocations in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, have generally resulted in increased cost of credit for financial institutions in the marketplace. While credit has generally become more expensive, Prudential Financial’s ability to access the capital markets has not been materially impacted.

The first three months of 2008 reflect our continued efforts to redeploy capital effectively to seek enhanced returns, including the continuation of our share repurchase program. In the first three months of 2008, we repurchased 11.4 million shares of Common Stock at a total cost of $869 million and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2007, to repurchase up to an additional $2.6 billion of Common Stock during 2008.

Our consolidated net income for the first quarter of 2008 of $69 million, a decrease from $1.120 billion for the first quarter of 2007, primarily reflects the impact of current market conditions on the results of our segments and investment portfolio.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three months ended March 31, 2008 and 2007 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life	$96	$101
Individual Annuities	115	166
Group Insurance	90	51
Asset Management	119	175
Financial Advisory	44	97
Retirement	124	148
International Insurance	413	412
International Investments	26	62
Corporate and Other	(35)	9
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(665)	147
Charges related to realized investment gains (losses), net	(13)	(6)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(262)	82
Change in experience-rated contractholder liabilities due to asset value changes	200	(62)
Divested businesses	(112)	28
Equity in earnings of operating joint ventures	(60)	(120)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	80	1,290
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	(26)	137

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$54	$1,427

Results for the three months ended March 31, 2008 presented above reflect the following:

•

Individual Life segment results for the first quarter of 2008 decreased from the prior year quarter primarily due to a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, reflecting unfavorable separate account fund performance in the first quarter of 2008 as compared to the first quarter of 2007, and an increase in other costs. These items were partially offset by more favorable mortality experience, net of reinsurance, compared to the first quarter of the prior year.

•

Individual Annuities segment results for the first quarter of 2008 declined in comparison to the first quarter of 2007 primarily reflecting an unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, net of a related decrease in the amortization of deferred policy acquisition and other costs, due to financial market conditions in the first quarter of 2008. In addition, a quarterly adjustment for current period experience resulted in an increase in amortization of deferred policy acquisition and other costs, and greater costs associated with guaranteed minimum death and income benefits, resulting from less favorable than expected experience.

•

Group Insurance segment results improved for the first quarter of 2008, reflecting growth in our group disability business and more favorable claims experience in our group life business. Also included in current quarter results is a $20 million benefit from a premium adjustment for updated data on a large group life insurance case.

•

Asset Management segment results for the first quarter of 2008 decreased in comparison to the first quarter of 2007, largely attributable to less favorable results from the segment’s proprietary investing business primarily related to changes in market value in a fixed income fund as well as higher expenses. These items were partially offset by greater performance based incentive fees, primarily related to institutional real estate funds, and higher asset management fees.

•

Financial Advisory segment results for the first quarter of 2008 decreased from the first quarter of 2007 primarily due to lower income from our share of the retail brokerage joint venture with Wachovia, which includes transition costs in the first quarter of 2008 of $46 million associated with the January 1, 2008 combination of the A.G. Edwards business with Wachovia Securities. Our reported share of earnings and transition costs for the first quarter of 2008 are based on our estimate of our diluted ownership percentage subsequent to this combination.

•

Retirement segment results for the first quarter of 2008 declined in comparison to the first quarter of 2007, primarily reflecting higher general and administrative expenses, including costs associated with the acquired retirement business of Union Bank of California, N.A. Also contributing to the decrease was a lower contribution from investment results, primarily due to a decrease in the level of mortgage prepayment income, an unfavorable variance in the mark to market of equity investments required in certain of our separate account products, and lower investment yields on certain general account defined contribution balances.

•

The International Insurance segment is comprised of its Life Planner and Gibraltar Life operations. Results from the segment’s Life Planner operations improved primarily reflecting the continued growth of our Japanese and Korean Life Planner operations, partially offset by higher amortization of deferred policy acquisition costs. Results from the segment’s Gibraltar Life operation decreased reflecting less favorable mortality experience and higher amortization of deferred policy acquisition costs.

•

International Investments segment results for the first quarter of 2008 declined from the prior year quarter due to a credit loss in our global commodities group, as well as lower front-end fees in our Korean asset management operation.

•

Corporate and Other results for the first quarter of 2008 declined from the prior year quarter, reflecting a lower contribution from investment income, net of interest expense, together with an increased loss from our real estate and relocation business.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the first quarter of 2008 amounted to $(665) million. Results for the first quarter of 2008 relate primarily to other-than-temporary impairments of fixed maturity and equity securities and decreases in the market value of certain externally managed investments in the European market.

•

Income (loss) from continuing operations before income taxes in the Closed Block Business decreased $163 million in the first quarter of 2008 compared to the first quarter of 2007. Results in the first quarter of 2008 include $110 million of net realized investment losses as compared to $207 million of net realized investment gains in the first quarter of 2007, partially offset by a decrease in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense, partially offset by an increase in dividends paid and accrued to policyholders.

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

Accounting Pronouncements Adopted

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and SFAS No. 157, “Fair Value Measurements.”

Recent Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes income from continuing operations for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Financial Services Businesses by segment:
Individual Life	$(40)	$89
Individual Annuities	79	158
Group Insurance	3	65

Total Insurance Division	42	312

Asset Management	131	177
Financial Advisory	(7)	(14)
Retirement	(120)	158

Total Investment Division	4	321

International Insurance	318	547
International Investments	20	53

Total International Insurance and Investments Division	338	600

Corporate and Other	(304)	57

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	80	1,290
Income tax expense	47	379

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	33	911
Equity in earnings of operating joint ventures, net of taxes	43	77

Income from continuing operations for Financial Services Businesses	76	988
Income from discontinued operations, net of taxes	1	37

Net income – Financial Services Businesses	$77	$1,025

Basic income from continuing operations per share – Common Stock	$0.20	$2.14
Diluted income from continuing operations per share – Common Stock	$0.20	$2.10
Basic net income per share – Common Stock	$0.20	$2.22
Diluted net income per share – Common Stock	$0.20	$2.18

Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$(26)	$137
Income tax expense (benefit)	(18)	44

Income (loss) from continuing operations for Closed Block Business	(8)	93
Income from discontinued operations, net of taxes	—	2

Net income (loss) – Closed Block Business	$(8)	$95

Basic and diluted income (loss) from continuing operations per share – Class B Stock	$(10.00)	$39.00
Basic and diluted net income (loss) per share – Class B Stock	$(10.00)	$40.00

Consolidated:

Net income	$69	$1,120

Results of Operations—Financial Services Businesses

2008 to 2007 Three Month Comparison. Income from continuing operations attributable to the Financial Services Businesses decreased $912 million, from $988 million in the first quarter of 2007 to $76 million in the first quarter of 2008. This decrease resulted primarily from net realized investment losses in the first quarter of 2008 compared to net realized investment gains in the prior year quarter. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended March 31, 2008 of $0.20 per share of Common Stock decreased from $2.10 per share of Common Stock for the three months ended March 31, 2007. This decrease reflects the decline in earnings discussed above, partially offset by the benefit of a lower number of shares of Common Stock outstanding due to our share repurchase program. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $12 million for the three months ended March 31, 2008, compared to $15 million for the three months ended March 31, 2007. The direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

Results of Operations—Closed Block Business

2008 to 2007 Three Month Comparison. Income (loss) from continuing operations attributable to the Closed Block Business for the three months ended March 31, 2008, was $(8) million, or $(10.00) per share of Class B Stock, compared to $93 million, or $39.00 per share of Class B Stock, for the three months ended March 31, 2007. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $12 million for the three months ended March 31, 2008, compared to $15 million for the three months ended March 31, 2007. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Effective with the first quarter of 2008, we have amended our definition of adjusted operating income as it relates to certain externally managed investments in the European market held within the general account portfolio. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. We invest in these notes to earn a coupon through maturity, consistent with our investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” Historically, adjusted operating income included cumulative losses and recoveries of such losses on the embedded derivatives in the period they occurred, while cumulative net gains on the embedded derivatives were deferred and amortized into adjusted operating income over the remaining life of the notes.

Adjusted operating income under the amended definition excludes any amounts related to changes in the market value of the embedded derivatives. Adjusted operating income for all periods presented has been revised to conform with the amended definition. We view adjusted operating income under the amended definition as a more meaningful presentation of our results for purposes of analyzing the operating performance of, and allocating resources to, our business segments, as the amended definition presents the results of these investments on a basis generally consistent with similar investments held directly within the general account portfolio. We believe the mark to market losses discussed below, resulting primarily from unprecedented credit spread widening, are not representative of the fundamental value of the underlying investments over the long term. Adjusted operating income continues to include the coupon on these notes, which reflects the market based interest rate and spread of securities comparable to the underlying securities that existed at the time we entered into the investments. The accounting for these investments under U.S. GAAP has not changed.

For the three months ended March 31, 2008 and 2007, we recorded a loss of $208 million and a gain of $8 million, respectively, within “Realized investment gains (losses), net” related to the change in value on the embedded derivatives associated with these investments, which are excluded from adjusted operating income under the amended definition. The loss of $208 million for the three months ended March 31, 2008 is reflected within the U.S. GAAP results of the following segments: Individual Life—$12 million, Individual Annuities—$11 million, Group Insurance—$10 million, Retirement—$39 million, and International Insurance—$136 million. Adjusted operating income under the former definition included a $1 million gain for the three months ended March 31, 2007, which represented the amortization of cumulative deferred gains.

In reporting adjusted operating income for the three months ended March 31, 2008, we have classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans for sale into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in our Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had a pre-tax loss of $107 million for the first quarter of 2008.

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

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating results:
Revenues	$680	$631
Benefits and expenses	584	530

Adjusted operating income	96	101
Realized investment gains (losses), net, and related adjustments(1)	(136)	(12)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(40)	$89

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” “Realized investments gains (losses), net” includes $(12) million and $1 million for the three months ended March 31, 2008 and 2007, respectively, related to certain externally managed investments in the European market. See “—Consolidated Results of Operations—Segment Measures” for information on the amendment to our adjusted operating income definition related to the treatment of these investments.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $5 million, from $101 million in the first quarter of 2007 to $96 million in the first quarter of 2008. The decrease in adjusted operating income primarily reflects a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, reflecting unfavorable separate account fund performance and policy persistency in the first quarter of 2008 consistent with expected levels, compared to a level more favorable than expectations in the first quarter of 2007, an increase in other costs and a decline in separate account fees. This decrease was partially offset by more favorable mortality experience, net of reinsurance, compared to the first quarter of the prior year.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $49 million, from $631 million in the first quarter of 2007 to $680 million in the first quarter of 2008. Premiums increased $22 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $25 million, reflecting higher asset balances primarily from the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies. An increase in policy charges and fee income reflecting the increase in amortization of unearned revenue reserves, discussed above, was partially offset by lower asset based fees due to lower separate account asset balances reflecting market value changes.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $54 million, from $530 million in the first quarter of 2007 to $584 million in the first quarter of 2008. Amortization of deferred policy acquisition costs increased $33 million, reflecting unfavorable separate account fund performance and policy persistency in the first quarter of 2008 consistent with expected levels, compared to a level more favorable than expectations in the first quarter of 2007. Interest expense increased $14 million, primarily reflecting interest on borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies.

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

	Three Months Ended March 31,
	2008	2007
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$16	$48
Universal life	40	44
Term life	51	49

Total excluding corporate-owned life insurance	107	141
Corporate-owned life insurance	—	5

Total	$107	$146

	Three Months Ended March 31,
	2008	2007
	(in millions)
Life insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$40	$42
Third party	67	99

Total	$107	$141

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.

2008 to 2007 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, decreased $34 million, from $141 million in the first quarter of 2007 to $107 million in the first quarter of 2008, primarily due to lower sales of variable life products as the prior year quarter included the benefit of several large case sales which have uneven quarterly sales patterns. The level of universal life sales in the first quarter of 2008 is reflective of highly competitive pricing in the marketplace and our continued avoidance of both investor oriented and aggressive financing sales. These decreases were partially offset by continued strong term life product sales.

The decrease in sales of life insurance, excluding corporate-owned life insurance, reflects a $32 million decrease in sales from the third party distribution channel, which reflects the lower sales of variable life products, as discussed above, and a decrease in universal life sales. Sales by Prudential Agents were slightly lower than during the first quarter of 2007, reflecting a decline in the number of agents from 2,505 at March 31, 2007 to 2,436 at March 31, 2008. Although the number of agents has declined, per agent productivity, including investment products, has increased.

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

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Cash value of surrenders	$178	$167

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.1%	3.0%

2008 to 2007 Three Month Comparison. The total cash value of surrenders increased $11 million, from $167 million in the first quarter of 2007 to $178 million in the first quarter of 2008, reflecting a greater volume of surrenders in the first quarter of 2008 compared to the first quarter of 2007. Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.0% in the first quarter of 2007 to 3.1% in the first quarter of 2008.

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating results:
Revenues	$573	$604
Benefits and expenses	458	438

Adjusted operating income	115	166
Realized investment gains (losses), net, and related adjustments(1)	(53)	(8)
Related charges(1)(2)	17	—

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$79	$158

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Realized investments gains (losses), net includes $(11) million and $0 million for the three months ended March 31, 2008 and 2007, respectively, related to certain externally managed investments in the European market. See “—Consolidated Results of Operations—Segment Measures” for information on the amendment to our adjusted operating income definition related to the treatment of these investments.
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $51 million, from $166 million in the first quarter of 2007 to $115 million in the first quarter of 2008. Contributing to this decrease is a $24 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, net of related amortization of deferred policy acquisition and other costs. The unfavorable variance reflects a net charge of $17 million in the first quarter of 2008 compared to a net benefit of $7 million in the first quarter of 2007, and was largely driven by financial market conditions in the first quarter of 2008.

Also contributing to the decrease in adjusted operating income in the first quarter of 2008 is a $22 million unfavorable variance due to increased amortization of deferred policy acquisition and other costs, and higher charges relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, resulting from the quarterly adjustment for current period experience. The first quarter of 2008 reflects a charge of $15 million relating to this quarterly adjustment, due to less favorable than expected experience, while the first quarter of 2007 reflects a benefit of $7 million due to better than expected experience. The quarterly adjustment for current period experience reflects the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with these contract guarantees. Total estimated gross profits, including actual experience and estimates for future periods, are used as the basis for amortizing deferred policy acquisition and other costs. In addition, total estimated revenues and guaranteed benefit claims, which are components of total gross profits, are used for establishing the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ costs, referred to as an adjustment for current period experience, may be required. Less favorable than expected gross profits in the current period were primarily due to lower than expected fee income and higher actual and expected contract guarantee claims costs in the first quarter of 2008, primarily driven by financial market conditions.

Management estimates the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first quarter of 2008 would have increased approximately $30 million had we adjusted our estimate of future gross profits to reflect the actual fund performance and corresponding changes to the future rate of return assumptions. For purposes of evaluating deferred policy acquisition and other costs and these reserves, the future rate of return assumptions are derived using a reversion to the mean approach, a common industry practice. As part of our approach, we develop a range of total estimated gross profits each period using statistically generated future rates of return that take into consideration the latest actual rates of return experienced to date. For the first quarter of 2008, since the previously determined total estimated gross profits were within the current period’s range, we did not adjust our future rate of return assumptions.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $31 million, from $604 million in the first quarter of 2007 to $573 million in the first quarter of 2008, primarily relating to a $39 million decrease in policy charges and fees and asset management fees and other income, reflecting a $54 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above, partially offset by an increase in fee income. The unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features reflects a net charge of $40 million in the first quarter of 2008 compared to a net benefit of $14 million in the first quarter of 2007. The increase in fee income was driven by higher average variable annuity account values and higher election rates relating to our optional living benefit features, which generate higher percentage fee rates. The increase in average variable annuity account values was due to consistent positive net asset flows since the first quarter of 2007 and market value increases in the second and third quarters of 2007, partially offset by equity market declines in the first quarter of 2008. Net investment income increased $10 million reflecting higher average annuity account values invested in our general account. The increase in account values invested in our general account resulted from transfers relating to an automatic rebalancing element in some of our living benefit product features, which, as part of our overall risk management strategy, transferred investments out of equity sensitive separate accounts during the period due to equity market declines.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $20 million, from $438 million in the first quarter of 2007 to $458 million in the first quarter of 2008. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $25 million reflecting higher charges for the reserves for our guaranteed minimum death and income benefit features, as discussed above, as well as an increase in interest credited to policyholders due to higher average annuity account values invested in our general account. In addition, general and administrative expenses, net of capitalization, increased $5 million, reflecting higher distribution and asset management costs associated with growth in variable annuity account values. Partially offsetting these increases was an $11 million decrease in the amortization of deferred policy acquisition costs, resulting from the net impact on gross profits of the unfavorable variance relating to the hedging of our living benefit features, and the adjustment for current period experience, as discussed above.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Variable Annuities(1):
Beginning total account value	$80,330	$74,555
Sales	2,829	2,779
Surrenders and withdrawals	(2,173)	(2,310)

Net sales	656	469
Benefit payments	(294)	(306)

Net flows	362	163
Change in market value, interest credited and other activity	(5,409)	1,168
Policy charges	(306)	(295)

Ending total account value(2)	$74,977	$75,591

Fixed Annuities:
Beginning total account value	$3,488	$3,748
Sales	17	21
Surrenders and withdrawals	(53)	(81)

Net redemptions	(36)	(60)
Benefit payments	(43)	(43)

Net flows	(79)	(103)
Interest credited and other activity	32	35
Policy charges	(1)	(1)

Ending total account value	$3,440	$3,679

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of March 31, 2008, variable annuity account values are invested in equity funds ($35 billion or 46%), balanced funds ($20 billion or 27%), bond funds ($8 billion or 11%), and other ($12 billion or 16%). Variable annuity account values with living benefit features were $36.0 billion and $30.3 billion as of March 31, 2008 and 2007, respectively.

2008 to 2007 Three Month Comparison. Total account values for fixed and variable annuities amounted to $78.4 billion as of March 31, 2008, a decrease of $5.4 billion from December 31, 2007. The decrease came primarily from decreases in the market value of customers’ variable annuities due to significant equity market declines in the first quarter of 2008. Total account values as of March 31, 2008 decreased $853 million from March 31, 2007, primarily reflecting decreases in the market value of customers’ variable annuities, partially offset by positive variable annuity net flows. Individual variable annuity gross sales increased by $50 million, despite market volatility and equity market declines, reflecting sustained momentum in the growth of our distribution relationships, and the introduction of additional optional living benefit product features in the first quarter of 2008. Individual variable annuity surrenders and withdrawals decreased by $137 million, from $2.3 billion in the first quarter of 2007 to $2.2 billion in the first quarter of 2008.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating results:
Revenues	$1,257	$1,205
Benefits and expenses	1,167	1,154

Adjusted operating income	90	51
Realized investment gains (losses), net, and related adjustments(1)	(87)	14
Related charges(2)	—	—

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$3	$65

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” “Realized investments gains (losses), net” includes $(10) million and $0 million for the three months ended March 31, 2008 and 2007, respectively, related to certain externally managed investments in the European market. See “—Consolidated Results of Operations—Segment Measures” for information on the amendment to our adjusted operating income definition related to the treatment of these investments.
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income increased $39 million, from $51 million in the first quarter of 2007 to $90 million in the first quarter of 2008, reflecting growth in our group disability business. In addition, our group life business benefited from more favorable claims experience, which was partially offset by reduced business in force. Also included in current quarter results is a $20 million benefit from a premium adjustment for updated data on a large group life insurance case.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $52 million, from $1.205 billion in the first quarter of 2007 to $1.257 billion in the first quarter of 2008. Group life premiums decreased by $26 million, from $719 million in the first quarter of 2007 to $693 million in the first quarter of 2008, primarily reflecting lower net premiums from experience-rated group life business resulting from the decrease in policyholder benefits on these contracts as discussed below. Also contributing to this decrease were lower premiums from non-experience-rated group life business due to reduced business in force. Lapse activity increased slightly as group life persistency deteriorated from 96% in the first quarter of 2007 to 95% in the first quarter of 2008. Offsetting these decreases is a premium adjustment for updated data on a large case. Group disability premiums, which include long-term care products, increased by $67 million from $207 million in the first quarter of 2007 to $274 million in the first quarter of 2008. This increase reflects growth in business in force resulting from new sales, which included the assumption of existing liabilities from third parties during the first quarter of 2008, exceeding the level of lapses, which increased slightly as persistency deteriorated from 92% in the first quarter of 2007 to 91% in the first quarter of 2008. The slight declines in group life and group disability persistency are reflective of continuing competitive pricing in the marketplace and the pricing discipline we apply in writing business. Net investment income was relatively unchanged, as the benefit from growth in invested assets was offset by lower investment yields.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Benefits ratio(1):
Group life	87.1%	91.5%
Group disability	91.1	91.0
Administrative operating expense ratio(2):
Group life	8.2	9.6
Group disability	17.4	22.1

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $13 million, from $1.154 billion in the first quarter of 2007 to $1.167 billion in the first quarter of 2008. This increase is due to a $10 million increase in policyholders’ benefits, including the change in policy reserves, primarily reflecting growth of business in force in our group disability business, partially offset by more favorable claims experience in our group life businesses, which resulted in lower premiums from experience-rated group life business as discussed above.

The group life benefits ratio improved 4.4 percentage points from the first quarter of 2007 to the first quarter of 2008, due to the benefit from a premium adjustment for updated data on a large case combined with more favorable mortality experience in our group life business. The group disability benefits ratio was relatively stable. The group life administrative operating expense ratio improved from the first quarter of 2007 to the first quarter of 2008, as gross premiums increased, primarily from the experience-rated group life business, while operating expenses were relatively unchanged. The group disability administrative operating expense ratio improved from the first quarter of 2007 to the first quarter of 2008, reflecting growth in the business from new sales as noted above, while maintaining stable operating expenses.

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

	Three Months Ended March 31,
	2008	2007
	(in millions)
New annualized premiums(1):
Group life	$112	$103
Group disability(2)	114	92

Total	$226	$195

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2008 to 2007 Three Month Comparison. Total new annualized premiums increased $31 million, or 16%, from $195 million in the first quarter of 2007 to $226 million in the first quarter of 2008. This increase is primarily attributable to higher sales in our group disability business reflecting premiums related to the assumption of existing liabilities from a third party and higher long-term care sales. Our sales are reflective of the continuing competitive pricing in the marketplace and the pricing discipline we apply in writing business.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating results:
Revenues	$548	$545
Expenses	429	370

Adjusted operating income	119	175
Realized investment gains (losses), net, and related adjustments(1)	12	2

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$131	$177

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

In reporting results for the three months ended March 31, 2008, we have classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans for sale into commercial mortgage-backed securitization transactions, together with related hedging activities, are excluded from the Asset Management segment and included in Corporate and Other operations as a divested business. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had a pre-tax loss of $107 million for the first quarter of 2008. We will retain and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $56 million, from $175 million in the first quarter of 2007 to $119 million in the first quarter of 2008. Results of the segment’s proprietary investing business included losses of $31 million in the first quarter of 2008, compared to income of $20 million in the first quarter of 2007, from changes in market value in a fixed income fund, of which our investment at March 31, 2008 totaled $490 million. The segment’s proprietary investing business also includes losses of $4 million in the first quarter of 2008, compared to a gain of $6 million in the first quarter of 2007, primarily from changes in the market value of equity funds, net of related hedges, of which our investment at March 31, 2008 totaled $266 million. In addition, results in the current quarter reflect lower transaction fees and higher compensation costs. These items were partially offset by greater performance based incentive fees, primarily related to institutional real estate funds, increased asset management fees, and higher income related to securities lending services.

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

	Three Months Ended March 31,
	2008	2007
	(in millions)
Revenues by type:
Asset management fees	$281	$262
Incentive, transaction, principal investing and capital markets revenues	101	131
Service, distribution and other revenues(1)	166	152

Total revenues	$548	$545

(1)	Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire on July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire on July 1, 2008. Revenues in the first quarter of 2008 included $8 million for those management account services. Also includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $14 million and $13 million in the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Asset management fees by source:
Institutional customers	$133	$117
Retail customers(1)	81	84
General account	67	61

Total asset management fees	$281	$262

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

	March 31, 2008	March 31, 2007
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$174	$161
Retail customers(2)	82	84
General account	178	169

Total	$434	$414

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $3 million, from $545 million in the first quarter of 2007 to $548 million in the first quarter of 2008. Asset management fees increased $19 million, primarily from the management of institutional customer assets as a result of increased asset values due to market appreciation and net asset flows. Service, distribution and other revenues increased $14 million, primarily due to higher income related to securities lending services due to improved yields. Revenues from incentive, transaction, principal investing and capital markets decreased $30 million, primarily reflecting a decline in revenues from the segment’s proprietary investing business driven by changes in market value in a fixed income fund and lower transaction fees, partially offset by an increase in incentive based fees primarily related to institutional real estate funds, a portion of which are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of March 31, 2008, approximately $180 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment.

Expenses

2008 to 2007 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $59 million, from $370 million in the first quarter of 2007 to $429 million in the first quarter of 2008, driven by higher costs related to incentive fees, as discussed above, and higher compensation costs primarily reflecting increased headcount.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating results:
Revenues	$51	$111
Expenses	7	14

Adjusted operating income	44	97
Equity in earnings of operating joint ventures(1)	(51)	(111)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(7)	$(14)

(1)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture headquartered in St. Louis, Missouri. As of December 31, 2007, we had a 38% ownership interest in the joint venture with Wachovia owning the remaining 62%. The transaction included certain assets and liabilities of our securities brokerage operations; however, we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We have agreed with Wachovia to indemnify each other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of our respective contributed businesses prior to March 31, 2004.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities. As discussed in Note 10 to the Unaudited Interim Consolidated Financial Statements, we have elected the “lookback” option under the terms of the agreements relating to the joint venture. The “lookback” option permits us to delay for two years following the combination of the A.G. Edwards business with Wachovia Securities our decision to make or not to make payments to avoid or limit dilution of our ownership interest in the joint venture. During this “lookback” period, our share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on our diluted ownership level, which is in the process of being determined. Any payments at the end of the “lookback” period to restore all or part of our ownership interest in the joint venture will be based on the appraised or agreed value of the joint venture excluding the A.G. Edwards business as well as the A.G. Edwards business. In such event, we would also need to make a true-up payment of one-time costs incurred during the “lookback” period associated with the combination to reflect the incremental increase in our ownership interest in the joint venture. Alternatively, at the end of the “lookback” period, we may “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities.

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

We are currently negotiating with Wachovia possible modifications to the terms of the existing agreements relating to the joint venture. Based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, we adjusted the carrying value of our ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of that business and the dilution of our 38% ownership level and to record the value of the above described rights under the “lookback” option. As a result, effective January 1, 2008, we recognized an increase to “Additional paid-in capital” of $977 million, net of tax. Our recorded share of pre-tax earnings from the joint venture of $51 million for the three months ended March 31, 2008, reflects our estimated diluted ownership level based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. As noted above, we are negotiating with Wachovia possible modifications to the terms of the existing agreements relating to the joint venture. Such modifications, if agreed to, as well as the establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, will result in an adjustment to the credit to equity and a true-up to the earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the three months ended March 31, 2008 and the finally determined diluted ownership percentage. We do not anticipate any such adjustment to have a material effect on our reported results of operations.

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $53 million, from $97 million in the first quarter of 2007 to $44 million in the first quarter of 2008. The segment’s results for the first quarter of 2008 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $51 million, based on our estimated diluted ownership level, as discussed above, compared to $111 million in the first quarter of 2007, including transition costs in the first quarter of 2008 of $46 million related to the combination of the A.G. Edwards business with Wachovia Securities. In addition, the prior year quarter benefited from a greater contribution from equity syndication activity. The segment’s results also include expenses of $7 million in the first quarter of 2008 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, compared to $14 million in the first quarter of 2007.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating results:
Revenues	$1,267	$1,163
Benefits and expenses	1,143	1,015

Adjusted operating income	124	148
Realized investment gains (losses), net, and related adjustments(1)	(179)	(7)
Related charges(2)	(3)	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(105)	58
Change in experience-rated contractholder liabilities due to asset value changes(4)	43	(40)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(120)	$158

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Realized investments gains (losses), net includes $(39) million and $1 million for the three months ended March 31, 2008 and 2007, respectively, related to certain externally managed investments in the European market. See “—Consolidated Results of Operations—Segment Measures” for information on the amendment to our adjusted operating income definition related to the treatment of these investments.
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”

On December 31, 2007 we acquired a portion of Union Bank of California, N.A.’s retirement business, including $7.3 billion in full service retirement account values, for $103 million of cash consideration. The retirement account values related to this acquisition primarily consist of mutual funds and other client assets we administer, and are not reported on our balance sheet.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income for the Retirement segment decreased $24 million, from $148 million in the first quarter of 2007 to $124 million in the first quarter of 2008, reflecting lower adjusted operating income in our full service business and essentially unchanged results for our institutional investment products business. The decrease relating to the full service business was primarily attributable to higher general and administrative expenses and a lower contribution from investment results due to lower investment yields on certain general account defined contribution balances. Also contributing to the decrease in the full service business was a $4 million loss in the first quarter of 2008 relating to the acquired retirement business of Union Bank of California, N.A., including costs related to an interim service agreement with Union Bank of California, N.A., which covers the integration period. In our institutional investment products business, a decrease in the level of mortgage prepayment income and an unfavorable variance in the mark to market of equity investments required in certain of our separate account products, was offset by more favorable case experience related to a group annuity block of business.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $104 million, from $1.163 billion in the first quarter of 2007 to $1.267 billion in the first quarter of 2008. Premiums increased $104 million, driven by higher single premium group annuity and life-contingent structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. In addition, the first quarter of 2008 included $6 million of revenues associated with the acquired retirement business of Union Bank of California, N.A., which is primarily reflected within asset management fees and other income. Net investment income decreased slightly, as the benefit from a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets was offset by lower balances of investments supported by borrowings, a decrease in the level of mortgage prepayment income, an unfavorable variance in the mark to market of equity investments required in certain of our separate account products, and lower investment yields on certain general account defined contribution balances.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $128 million, from $1.015 billion in the first quarter of 2007 to $1.143 billion in the first quarter of 2008. Policyholders’ benefits, including the change in policy reserves, increased $90 million primarily reflecting the increase in premiums on higher single premium group annuity and life-contingent structured settlement sales discussed above, partially offset by more favorable case experience related to a group annuity block of business in the first quarter of 2008. Interest credited to policyholders’ account balances increased $41 million, primarily reflecting higher interest credited on a greater base of guaranteed investment products sold in the institutional and retail markets. General and administrative expenses, net of capitalization, increased $14 million, and included $10 million of costs in the first quarter of 2008 associated with the acquired retirement business of Union Bank of California, N.A., including costs related to an interim services agreement with Union Bank of California, N.A., which covers the integration period. Partially offsetting these items was a $19 million decrease in interest expense reflecting lower borrowings used to support investments.

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

	Three Months Ended March 31,
	2008	2007
	(in millions)
Full Service(1):
Beginning total account value	$112,192	$97,430
Deposits and sales	4,586	4,003
Withdrawals and benefits	(3,933)	(3,433)
Change in market value, interest credited and interest income	(5,785)	1,558

Ending total account value	$107,060	$99,558

Net additions	$653	$570

Institutional Investment Products(2):
Beginning total account value	$51,591	$50,269
Additions	1,810	1,533
Withdrawals and benefits(3)	(1,702)	(1,743)
Change in market value, interest credited and interest income	561	607
Other(3)(4)	(593)	(5)

Ending total account value	$51,667	$50,661

Net additions (withdrawals)	$108	$(210)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.5 billion and $5.7 billion as of March 31, 2008 and 2007, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.2 billion and $5.3 billion as of March 31, 2008 and 2007, respectively.
(3)	Transfers between the Retirement and Asset Management segments, previously presented within Withdrawals and benefits, have been reclassified to Other for all periods presented.
(4)	Other includes transfers from (to) the Asset Management segment of $(206) million for the three months ended March 31, 2008. Remaining amounts for all periods presented primarily represents changes in asset balances for externally managed accounts.

2008 to 2007 Three Month Comparison. Account values in our full service business amounted to $107.1 billion as of March 31, 2008, a decrease of $5.1 billion from December 31, 2007. The decrease in account values was driven primarily by a decrease in the market value of customer funds due to declines in the equity markets, partially offset by net additions of $653 million. Account values in our full service business as of March 31, 2008 increased $7.5 billion from March 31, 2007, primarily reflecting $7.3 billion of account values acquired from Union Bank of California, N.A. Net additions increased $83 million, from $570 million in the first quarter of 2007 to $653 million in the first quarter of 2008, reflecting higher participant contributions and new plan sales, partially offset by higher plan lapses.

Account values in our institutional investment products business amounted to $51.7 billion as of March 31, 2008, an increase of $76 million from December 31, 2007, primarily reflecting interest on general account business and net additions of $108 million, partially offset by declines in the value of asset balances for externally managed accounts. Account values in our institutional investment products business as of March 31, 2008 increased $1.0 billion from March 31, 2007, primarily reflecting interest on general account business and an increase in the market value of customer funds, partially offset by net withdrawals. Net additions (withdrawals) increased $318 million, from net withdrawals of $210 million in the first quarter of 2007 to net additions of $108 million in the first quarter of 2008. This increase primarily reflects higher additions driven by higher sales of structured settlements and single premium group annuities.

International Insurance and Investments Division

Impact of foreign currency exchange rate movements on earnings

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

Forward currency hedging program

The financial results of our International Insurance segment and International Investments segment, excluding the global commodities group, for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency income hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations executes forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of each segment as follows for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$—	$28
International Investments	—	(3)

Total International Insurance and Investments Division	$—	$25

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period. The consolidated net impact of this program recorded within the Corporate and Other operations were gains of $1 million and losses of $4 million for the three months ended March 31, 2008 and 2007, respectively.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of both March 31, 2008 and December 31, 2007, the notional amount of these investments was ¥538 billion, or $4.8 billion based upon the foreign currency exchange rates applicable at the time these investments were acquired. For the three months ended March 31, 2008 and 2007, the weighted average yields generated by these investments were 2.4% and 2.3%, respectively.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	March 31, 2008	December 31, 2007
	(in millions)
Cross-currency coupon swap agreements	$8	$40
Foreign exchange component of interest on dual currency investments	(45)	(11)

Total	$(37)	$29

The table below presents as of March 31, 2008, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2008	¥2.9	¥6.5	¥ 9.4	90.8
2009	3.4	5.8	9.2	88.7
2010	3.2	4.9	8.1	87.4
2011	3.1	3.8	6.9	85.6
2012-2034	36.0	56.4	92.4	79.5

Total	¥48.6	¥77.4	¥126.0	81.7

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S.

dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. In the case of our Japanese insurance operations, which constitute our most significant foreign insurance operations, we hedge 100% of our U.S. GAAP equity in these subsidiaries, excluding “Accumulated other comprehensive income” components of Stockholders’ Equity and certain other adjustments. In addition, in our Japanese insurance operations we seek to hedge a portion of the amount by which available economic capital exceeds the current value of the U.S. GAAP equity. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. We are in the process of developing an economic capital framework, which includes available economic capital, as discussed in “—Liquidity and Capital Resources—Prudential Financial—Economic Capital.” We hedge a portion of the available economic capital, including that portion represented by U.S. GAAP equity, in our Japanese insurance operations primarily by maintaining U.S. dollar denominated investments financed with yen-denominated liabilities. In certain of our other foreign insurance operations, the U.S. GAAP equity exposure is mitigated by entering into forward currency contracts that qualify for hedge accounting treatment, and by holding U.S. dollar denominated investments.

As of March 31, 2008, the amortized cost of available for sale U.S. dollar denominated investments, as well as cash and cash equivalents, serving as a hedge of our available economic capital amounted to $5.0 billion, unchanged from December 31, 2007. During the first quarter of 2008, we increased by $1.0 billion the portion of available economic capital hedged in our Japanese insurance operations through U.S. dollar denominated investments that are designated as held to maturity. As of March 31, 2008, our U.S. dollar denominated investments and other assets supporting the portion of our available economic capital above our U.S. GAAP equity totaled $2.2 billion and were acquired at an average exchange rate of 106 yen. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above.

The available for sale investments under U.S. GAAP are recorded at fair value on the balance sheet with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income” within Stockholders’ Equity. Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income” as a “Currency translation adjustment” and are largely offset by the related changes in fair value due to foreign currency exchange rate movements of the portion of the available for sale investments that supports our Japanese insurance operations’ U.S. GAAP equity,, hence creating a “natural equity hedge.” To the extent U.S. dollar denominated investments support the portion of available economic capital above our U.S. GAAP equity there is no offsetting impact to equity.

The investments designated as held to maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements with the related change in value recorded within “Asset management fees and other income.” The remeasurement related to the change in value for foreign currency exchange rate movements for these investments is excluded from adjusted operating income, as part of our application of the hedge of available economic capital.

The U.S. dollar denominated investments that hedge a portion of our available economic capital in our Japanese insurance operations pay a coupon, which is reflected within “Net investment income,” and, therefore, included in adjusted operating income, which is approximately 200 to 300 basis points greater than what a similar yen-based investment would pay. The incremental impact of this higher yield will vary over time, and is dependent on the duration of the underlying investment, as well as interest rate environments in the U.S. and Japan at the time of the investment. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

Because these U.S. dollar denominated investments are recorded on the books of yen-based entities, foreign currency exchange movements will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar denominated investments will decrease as a result of changes in the foreign currency exchange rates. Upon the ultimate sale or maturity of the U.S. dollar denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized gains (losses), net” within the income statement and, excluded from adjusted operating income. Similarly, any impairment recognized on these investments, including those for an other-than-temporary decline in value that may include the impact of changes in foreign currency exchange rates, will be included in “Realized gains (losses), net” within the income statement, and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments.

During the first quarter of 2008, we began incorporating the impact of foreign currency exchange rate movements on certain other U.S. dollar denominated assets, primarily accrued investment income, within our Japanese insurance operations as part of our overall application of the hedge of available economic capital. The U.S. dollar denominated assets are remeasured for foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities, and the related change in value is recorded within “Asset management fees and other income.” As these U.S. dollar denominated assets are included in the determination of the Japanese insurance operations’ level of available economic capital, it is appropriate to exclude all remeasurement related to these items from adjusted operating income.

Prospectively, we will seek to continue to hedge 100% of the U.S. GAAP equity as discussed above, and, to varying degrees, the available economic capital of the Japanese insurance operations, which we may accomplish through holding U.S. dollar investments within the Japanese insurance operations or through yen-denominated borrowings issued within our U.S. operations.

In addition, as of March 31, 2008 and December 31, 2007, our Japanese insurance operations also had $4.7 billion and $4.3 billion, respectively, of foreign currency exposure from U.S. liabilities for U.S. dollar denominated products issued by these operations. The Japanese insurance operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, and inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including, for constant dollar information discussed below, Japanese yen at a rate of 106 yen per U.S. dollar; Korean won at a rate of 950 won per U.S. dollar. New annualized premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,577	$1,359
Gibraltar Life	748	694

	2,325	2,053

Benefits and expenses:
Life Planner operations	1,292	1,090
Gibraltar Life	620	551

	1,912	1,641

Adjusted operating income:
Life Planner operations	285	269
Gibraltar Life	128	143

	413	412

Realized investment gains (losses), net, and related adjustments(1)	(68)	140
Related charges(1)(2)	(27)	(5)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(157)	22
Change in experience-rated contractholder liabilities due to asset value changes(4)	157	(22)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$318	$547

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” “Realized investments gains (losses), net” includes $(136) million and $6 million for the three months ended March 31, 2008 and 2007, respectively, related to certain externally managed investments in the European market. See “—Consolidated Results of Operations— Segment Measures” for information on the amendment to our adjusted operating income definition related to the treatment of these investments.
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income from Life Planner operations increased $16 million, from $269 million in the first quarter of 2007 to $285 million in first quarter of 2008, including a $1 million favorable impact of currency fluctuations. These currency fluctuations reflect the year over year change in foreign currency exchange rates. Excluding the impact of currency fluctuations, adjusted operating income of our Life Planner operations increased $15 million reflecting the continued growth of our Japanese and Korean Life Planner operations and more favorable mortality experience. Partially offsetting these items, was increased amortization of deferred policy acquisition costs reflecting less favorable persistency on traditional products in Korea and a reduction in actual and expected gross profits for certain seasoned Japanese products with account values linked to Japanese equity market performance.

Gibraltar Life’s adjusted operating income decreased $15 million, from $143 million in the first quarter of 2007 to $128 million in the first quarter of 2008, including a $2 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income for Gibraltar Life decreased $13 million, reflecting less favorable mortality experience, increased amortization of deferred policy acquisition costs driven by less favorable persistency experience, and a higher level of expenses including costs associated with parallel testing of a new claims system.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $272 million, from $2.053 billion in the first quarter of 2007 to $2.325 billion in the first quarter of 2008, including a net favorable impact of $152 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $120 million, from $2.219 billion in the first quarter of 2007 to $2.339 billion in the first quarter of 2008.

Revenues from our Life Planner operations increased $218 million, from $1.359 billion in the first quarter of 2007 to $1.577 billion in the first quarter of 2008, including a net favorable impact of currency fluctuations of $105 million. Excluding the impact of currency fluctuations, revenues increased $113 million from the first quarter of 2007 to the first quarter of 2008. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $77 million, from $1.242 billion in the first quarter of 2007 to $1.319 billion in the first quarter of 2008. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $56 million, from $885 million in the first quarter of 2007 to $941 million in the first quarter of 2008. Premiums and policy charges and fee income from our Korean operation increased $17 million, from $282 million in the first quarter of 2007 to $299 million in the first quarter of 2008. The increase in premiums and policy charges and fee income in both operations was primarily the result of growth in business in force from new sales and strong persistency. Overall policy persistency for the 13-month period remained relatively stable at 92% in the first quarter of 2008. Net investment income also increased $28 million, from $202 million in the first quarter of 2007 to $230 million in the first quarter of 2008, due to asset growth and higher investment yields reflecting our continuing desire to lengthen the duration of our Japanese investment portfolio.

Revenues from Gibraltar Life increased $54 million, from $694 million in the first quarter of 2007 to $748 million in the first quarter of 2008, including a favorable impact from currency fluctuations of $47 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $7 million, from $763 million in the first quarter of 2007 to $770 million in the first quarter of 2008. This increase reflects a $11 million increase in net investment income, from $211 million in the first quarter of 2007 to $222 million in the first quarter of 2008, driven by the continued growth of our U.S. dollar denominated annuity product, as well as higher portfolio yields from duration lengthening, increased credit exposure and increased utilization of U.S. dollar denominated investments. Premiums were relatively unchanged, as an increase in new sales of U.S. dollar denominated products was offset by a decrease in renewal premiums reflecting the attrition of existing business. Policy persistency for the 13-month period declined from 94% in the three months ended March 31, 2007 to 91% in the first quarter of 2008. Our renewal premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to newer products such as those with a retirement and savings objective, for which customer funds received are recorded as deposits.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $271 million, from $1.641 billion in the first quarter of 2007 to $1.912 billion in the first quarter of 2008, including a net unfavorable impact of $153 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $118 million, from $1.801 billion in the first quarter of 2007 to $1.919 billion in the first quarter of 2008.

Benefits and expenses of our Life Planner operations increased $202 million, from $1.090 billion in the first quarter of 2007 to $1.292 billion in the first quarter of 2008, including a net unfavorable impact of $104 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $98 million, from $1.183 billion in the first quarter of 2007 to $1.281 billion in the first quarter of 2008. Benefits and expenses of our Japanese Life Planner operation increased $63 million, from $816 million in the first quarter of 2007 to $879 million in the first quarter of 2008. Benefits and expenses from our Korean operation increased $24 million, from $260 million in the first quarter of 2007 to $284 million in first quarter of 2008. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force. Also contributing to the increase in benefits and expenses was higher amortization of deferred policy acquisition costs. Partially offsetting these increases was more favorable mortality experience.

Gibraltar Life’s benefits and expenses increased $69 million, from $551 million in the first quarter of 2007 to $620 million in the first quarter of 2008, including a $49 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $20 million, from $618 million in the first quarter of 2007 to $638 million in the first quarter of 2008. This increase is primarily due to less favorable mortality experience, increased amortization of deferred policy acquisition costs, and a higher level of expenses including costs associated with parallel testing of a new claims system. In addition, higher interest credited to policyholders’ account balances resulting from growth in our U.S. dollar denominated annuity product contributed to this increase.

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

	Three Months Ended March 31,
	2008	2007
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
Life Planner operations	$235	$223
Gibraltar Life	94	73

Total	$329	$296

On a constant exchange rate basis:
Life Planner operations	$233	$236
Gibraltar Life	96	79

Total	$329	$315

2008 to 2007 Three Month Comparison. On a constant exchange rate basis, new annualized premiums increased $14 million, from $315 million in the first quarter of 2007 to $329 million in the first quarter of 2008.

New annualized premiums, on a constant exchange rate basis, from our Japanese Life Planner operation decreased $4 million, reflecting lower sales of retirement income and term life products, partially offset by an increase in sales of other life products. Sales in all other countries, also on a constant exchange rate basis, were relatively flat.

The number of Life Planners increased 245, or 4%, from 5,893 as of March 31, 2007 to 6,138 as of March 31, 2008. This increase was driven by increases of 107 and 70 in our Life Planner operations in Japan and Taiwan, respectively, as well as an increase of 63 in our Mexico operation, which began recruiting Life Planners in the second quarter of 2007, and was partially offset by a decrease of 22 in Korea. In addition, during 2007 and the first quarter of 2008, 95 Life Planners in Japan were transferred to Gibraltar primarily to support our efforts to expand our bank channel distribution. Factoring in these transfers, the number of Life Planners would have increased 340, or 6%, from March 31, 2007 to March 31, 2008.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $17 million, from $79 million in the first quarter of 2007 to $96 million in the first quarter of 2008, primarily reflecting sales of a new U.S. dollar denominated retirement income product launched in the first quarter of 2008. In addition, higher sales of other U.S. dollar denominated products, were mostly offset by lower sales of Japanese yen denominated products, and the level of sales in the bank distribution channel was unchanged. The number of Life Advisors increased by 83, from 5,952 as of March 31, 2007 to 6,035 as of March 31, 2008, reflecting our continued focus on hiring practices to enhance productivity and retention.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first three months of 2008 and the first three months of 2007 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating results:
Revenues	$176	$177
Expenses	150	115
Adjusted operating income	26	62
Realized investment gains (losses), net, and related adjustments(1)	3	—
Related charges(2)	—	—
Equity in earnings of operating joint ventures(3)	(9)	(9)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$20	$53

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.
(3)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

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

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $36 million, from $62 million in the first quarter of 2007 to $26 million in the first quarter of 2008. The primary driver of the decrease is a $19 million credit loss reserve related to a brokerage client that was recorded in our global commodities group in the first quarter of 2008. Excluding the impact of this credit loss, results for the global commodities group were essentially unchanged, as more favorable sales and trading results were offset by a lower benefit in the current quarter from market value changes on securities relating to exchange memberships. Also contributing to the decrease in adjusted operating income were lower results from the segment’s asset management businesses as the prior year quarter benefited both from higher fees in our Korean operation due to strong sales of mutual funds that carry a front-end load and income recognized from an equity-related investment.

The adjusted operating income of our Korean asset management operation includes $5 million in both the first quarter of 2008 and 2007 of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $1 million, from $177 million in the first quarter of 2007 to $176 million in the first quarter of 2008. This decrease primarily reflects the decrease in front-end fees in our Korean asset management operation and the lower benefit in the current quarter from market value changes on securities relating to exchange memberships. Largely offsetting these items were higher revenues from the sales and trading activity of our global commodities group.

Expenses

2008 to 2007 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $35 million, from $115 million in the first quarter of 2007 to $150 million in the first quarter of 2008, primarily due to the credit loss in our global commodities group and higher expenses corresponding with the higher level of revenues generated by the sales and trading activity of our global commodities group.

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

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating results:
Corporate Operations(1)	$(12)	$12
Real Estate and Relocation Services	(23)	(3)

Adjusted operating income	(35)	9
Realized investment gains (losses), net, and related adjustments(2)	(157)	18
Investment gains on trading account assets supporting insurance liabilities(1)(3)	—	2
Divested businesses(4)	(112)	28

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(304)	$57

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	See “—Divested Businesses.”

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $44 million, from income of $9 million in the first quarter of 2007 to a loss of $35 million in the first quarter of 2008. Adjusted operating income from corporate operations decreased $24 million, from income of $12 million in the first quarter of 2007 to a loss of $12 million in the first quarter of 2008. Corporate operations investment income, net of interest expense, decreased $24 million, primarily reflecting the impact of less favorable income from equity method investments, including tax credit investments and lower earnings from the investment of proceeds from our convertible debt issues. The $2 billion November 2005 convertible debt securities, for which investment of proceeds in fixed income securities contributed to results for the first quarter of 2007, were repaid in May 2007. The proceeds from our $2 billion December 2006 convertible debt issuance were used to fund an investment portfolio of fixed income securities until December 2007; which also benefited results for the prior year quarter. These proceeds, as well as the proceeds from our $3 billion December 2007 convertible debt issuance, are now invested in short-term investments or are used to support short-term capital and operating needs in lieu of other short-term borrowings. We anticipate our investment income, net of interest expense within our corporate operations will continue to decline in future periods as we continue to repurchase shares and experience less pre-tax earnings on a growing book of equity method tax credit investments. The benefit to corporate operations earnings from our equity method tax credit investments is realized on an after-tax basis.

Corporate operations includes income from our qualified pension plan of $72 million in the first quarter of 2008, a decrease of $19 million from $91 million in the first quarter of 2007. The decrease primarily reflects the impact of the transfer of $1 billion in plan assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. As a result of the transfer, the decline in income from our qualified pension plan was offset by a corresponding decline in other postretirement benefit expenses.

Corporate operations benefited from a decline in our deferred compensation liabilities in the first quarter of 2008 versus the prior year quarter. This benefit was offset by increased costs related to our retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by volatility in the financial markets.

Adjusted operating income of our real estate and relocation services business decreased $20 million, from a loss of $3 million in the first quarter of 2007 to a loss of $23 million in the first quarter of 2008. Less favorable residential real estate market conditions resulted in lower royalty fees, increased bad debt reserves and lower relocation revenue from real estate referral fees and fixed fee homesale transactions. Certain of our clients utilize a fixed fee homesale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of March 31, 2008, we held in unsold inventory homes with a net value of approximately $90 million under these types of programs.

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

As of March 31, 2008, the Company recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $579 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains in the current period, as well as changes in assets and related liabilities that support the policies. As of March 31, 2008, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impact of the credit environment and associated interest rates on the market value of fixed maturities available for sale. The impact of these net unrealized investment losses have been reflected as a decrease to the policyholder dividend obligation of $128 million, as of March 31, 2008, with an offsetting amount reported in accumulated other comprehensive income (loss).

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(in millions)
U.S. GAAP results:
Revenues	$1,671	$1,991
Benefits and expenses	1,697	1,854

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(26)	$137

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2008 to 2007 Three Month Comparison. Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $163 million, from income of $137 million in the first quarter of 2007 to a loss of $26 million in the first quarter of 2008. First quarter 2008 results reflect a decrease of $317 million in net realized investment gains, from gains of $207 million in the first quarter of 2007 to losses of $110 million in the first quarter of 2008. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” The decrease in net realized investment gains was partially offset by a decrease in dividends to policyholders of $181 million, reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $240 million, partially offset by an increase in dividends paid and accrued to policyholders primarily due to an increase in the 2008 dividend scale.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $320 million, from $1.991 billion in the first quarter of 2007 to $1.671 billion in the first quarter of 2008, principally driven by the $317 million decrease in net realized investment gains.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $157 million, from $1.854 billion in the first quarter of 2007 to $1.697 billion in the first quarter of 2008. This decrease reflects a $181 million decrease in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $240 million, partially offset by an increase in dividends paid and accrued to policyholders primarily due to an increase in the 2008 dividend scale.

Income Taxes

Our income tax provision amounted to $29 million in the first quarter of 2008 compared to $423 million in the first quarter of 2007. The decline in income tax expense is primarily caused by a decline in income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first quarter of 2007 to the first quarter of 2008. Income tax expense for the first quarter of 2008 includes $18 million in period costs primarily from interest related to tax uncertainties, which is reported as income tax expense.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007 and in March 2008. The Joint Committee returned the report to the Service for additional review of an industry issue regarding the methodology for calculating the dividends received deduction related to variable life insurance and annuity contracts. The Company has responded to the Service’s request for additional information. The report has been resubmitted to the Joint Committee. The statute of limitations for the 2002-2003 tax years expires in 2009.

The dividends received deduction reduces the amount of dividend income subject to tax and in recent years is the primary component of the difference between our effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Internal Revenue Service, or Service, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2008 results.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Equity sales, trading and research operations	$(1)	$2
Real estate investments sold or held for sale	1	18
International securities operations Real estate investments sold or held for sale	1	(3)
Healthcare operations	—	5

Income from discontinued operations before income taxes	1	22
Income tax expense (benefit)	—	(17)

Income from discontinued operations, net of taxes	$1	$39

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

	Three Months Ended March 31,
	2008	2007
	(in millions)
Commercial mortgage securitization operations	$(107)	$9
Exchange shares previously held by Prudential Equity Group	(5)	—
Prudential Securities capital markets	1	8
Prudential Home Mortgage Company	—	7
Property and casualty insurance	(1)	4

Total divested businesses excluded from adjusted operating income	$(112)	$28

In reporting adjusted operating income for the three months ended March 31, 2008, we have classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans for sale into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in our Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. We will retain and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. We do not anticipate incurring material costs (including employee severance, retention and other employee related costs) in connection with this decision. As of March 31, 2008, our commercial mortgage securitization operations held $431 million of bonds (at par value) it retained from 2007 securitizations and loans with a carrying value of $413 million. Net of the derivatives purchased as hedges, about $160 million of these positions continue to be subject to changes in credit spreads. This represents a decrease from about $750 million as of December 31, 2007. The loss of $107 million in the first quarter of 2008 reflects net realized and unrealized losses on the loans, bonds and hedges from unprecedented instability in the commercial mortgage-backed securities market during the quarter.

Trading Account Assets Supporting Insurance Liabilities

“Trading account assets supporting insurance liabilities, at fair value” include assets that support certain products included in the Retirement and International Insurance segments, which are experience-rated, meaning that the investment results associated with these products will ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.”

Results for the three months ended March 31, 2008 and 2007 include the recognition of $262 million of investment losses and $82 million of investment gains, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended March 31, 2008 and 2007 include decreases of $200 million and increases of $62 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by U.S. GAAP, changes in the fair value of commercial loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in commercial loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders are increases related to commercial loans of $11 million and decreases related to commercial loans of $3 million for the three months ended March 31, 2008 and 2007, respectively.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

As discussed in Notes 2 and 9 to the Unaudited Interim Consolidated Financial Statements, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include equity securities and derivative contracts that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.) certain equity securities, commercial loans, short-term investments and cash equivalents (primarily commercial paper and money market funds) and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through backtesting to trade data or confirmation that the pricing service significant inputs are observable) or determined through use of valuation methodologies using observable market inputs.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s or pricing service assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Valuations are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

	Level 1	Level 2	Level 3(3)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$5	$161,368	$3,099	$—	$164,472
Trading Account Assets Supporting Insurance Liabilities	601	13,850	193	—	14,644
Other trading account assets	428	5,211	626	(3,432)	2,833
Equity securities, available for sale	5,372	2,570	187	—	8,129
Commercial loans	—	657	—	—	657
Other long-term investments	308	336	877	—	1,521
Short term investments	—	4,100	—	—	4,100
Cash and cash equivalents	115	7,393	—	—	7,508
Other assets	88	2,696	—	—	2,784

Sub-total excluding separate account assets	6,917	198,181	4,982	(3,432)	206,648
Separate account assets(1)	82,027	77,767	22,108	—	181,902

Total assets	$88,944	$275,948	$27,090	$(3,432)	$388,550

Future policy benefits	—	—	452	—	452
Long-term debt	—	—	184	—	184
Other liabilities	13	4,209	118	(3,109)	1,231

Total liabilities	$13	$4,209	$754	$(3,109)	$1,867

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s consolidated Statement of Financial Position.

(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted per FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.
(3)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 7%. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2%. The amount of Level 3 liabilities was immaterial to the Company’s balance sheet.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 9 to the Unaudited Interim Consolidated Financial Statements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations. The following sections describe the key estimates and assumptions surrounding certain assets and liabilities, measured at fair value on a recurring basis, that could have a significant impact on our results of operations or involve the use of significant unobservable inputs. Information regarding Trading Account Assets Supporting Insurance Liabilities as well as Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Valuation of Fixed Maturity Securities

Our public fixed maturity securities include investments in corporate securities, government securities and various structured securities, including asset-backed and mortgage-backed securities. The fair values of our public fixed maturity securities are generally based on quoted market prices or prices obtained from independent pricing services. In order to validate reasonability, prices are obtained from multiple independent services and are also reviewed by our internal asset managers through comparison with directly observed recent market trades or comparison of all significant inputs used by the pricing service to our observations of those inputs in the market. Consistent with the fair value hierarchy described above, securities with quoted market prices or validated quotes from pricing services are generally reflected within Level 2. In circumstances where prices from pricing services cannot be validated to observable market data as noted above, these security values are recorded in Level 3 in our fair value hierarchy. In circumstances where market data such as quoted market prices or vendor pricing is not available, internal estimates are used to determine fair value. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset, and are therefore included in Level 3 in our fair value hierarchy. Circumstances where observable market data is not available may include events such as market illiquidity and other credit events related to the security.

Our private fixed maturities are primarily comprised of investments in private placement securities originated by our internal private asset managers. The fair values of these private fixed maturities are primarily determined using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2 in our fair value hierarchy. For certain of these securities, including those that are distressed, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3 in our fair value hierarchy.

Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on the Company’s ability to redeem its interests in these funds at NAV are considered to have a de minimis effect on the fair value. Since the NAV that the funds trade at can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in our fair value hierarchy.

Our Level 3 securities generally include certain public fixed maturities and distressed private fixed maturities priced internally based on observable and unobservable inputs. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial statements, management judgment, estimation of future earnings and cashflows, default rate assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data. Net realized and unrealized losses for Level 3 Available for Sale fixed maturities totaled $144 million and $122 million, respectively, for the first quarter of 2008.

Within fixed maturities, the Company holds asset-backed securities collateralized by sub-prime mortgages, as discussed in greater detail in “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities”. While the fair value of these investments, as well as others within our portfolio of fixed maturities, has declined in recent quarters due to increased credit spreads in the financial markets, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than that reflected by their current fair value.

Valuation of Equity Securities

Equity securities consist principally of investments in common and preferred stock of publicly traded companies as well as common stock mutual fund shares. The fair values of most equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in our fair value hierarchy. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in our fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with recent market trades we have directly observed. Accordingly, these securities are classified within Level 2 in our fair value hierarchy.

Impact of Fixed Maturities and Equity Securities on Results of Operations

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available for sale, or held to maturity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in fair value is other-than-temporary. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is impaired to its fair value, with a corresponding charge to “Realized investment gains (losses), net” in the statements of operations and are included in income from continuing operations under U.S. GAAP but excluded from adjusted operating income. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” for a discussion of the effects of impairments on our operating results for the three months ended March 31, 2008 and 2007.

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

Valuation of Commercial Loans

Upon the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the Company elected the fair value option for certain loans held within the commercial mortgage operations of the asset management segment. Specifically, the fair value option was elected for funded commercial loans held for sale originated beginning January 1, 2008. In addition, the Company elected the fair value option for fixed rate commercial loans held for investment that were held at December 31, 2007 and for such loans originated beginning January 1, 2008. The Company elected the fair value option for the loan programs mentioned above primarily to eliminate the need for hedge accounting under SFAS No. 133, while still achieving an offset in earnings from the associated interest rate derivative hedges.

Due to recent volatility in the credit markets, the Company experienced unexpected volatility in the fair value of the aforementioned fixed rate commercial loans held for investment that was not substantially offset by the associated interest rate derivative hedges during the quarter ended March 31, 2008. Therefore, the Company will no longer elect the fair value option on loans held for investment that are originated after March 31, 2008, and will be pursuing hedge accounting under SFAS No. 133.

The fair value of these loans is determined based on the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for similar quality loans. Since the interest rate and market spread assumptions for similar quality loans are generally observable based upon market transactions, the fair value of loans held for investment has been reflected within Level 2 in our fair value hierarchy.

Valuation of Other Long-Term Investments

Other long-term investments carried at fair value include limited partnerships which the Company consolidates because it is either deemed to exercise control or is considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities and equity securities), as well as wholly-owned real estate held within other investment funds.

The fair value of the feeder fund investments in master funds is determined by reference to the master funds’ net asset value (NAV). Any restrictions on the Company’s ability to redeem its interests in these funds at NAV are considered to have a de minimis effect on fair value. Since the NAV at which these funds trade can be observed by redemption and subscription transactions with third parties, the fair values of feeder fund investments in master funds have been reflected within Level 2 in our fair value hierarchy.

The fair value of wholly-owned real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach, that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy.

Valuation of Derivative Instruments

Derivatives are recorded either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns and liquidity as well as other factors. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

The Company’s exchange traded futures and options include treasury futures, Eurodollar futures, commodity futures, Eurodollar options and commodity options. Exchange traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in our fair value hierarchy.

The majority of the Company’s derivative positions is traded in the over-the-counter (“OTC”) derivative market and is classified within Level 2 in our fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including forward rate agreements, interest rate and cross currency swaps, commodity swaps, commodity forward contracts, single name credit default swaps and to be announced forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, equity prices, index dividend yields, and volatility.

Most OTC derivative contracts have bid and ask prices that can be readily observed in the market place. The Company’s policy is to use mid-market pricing consistent with the Company’s best estimate of fair value. The bid-ask spreads for derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives.

Derivatives that are valued based upon models with unobservable market input values or input values from less actively traded or less-developed markets are classified within Level 3 in our fair value hierarchy. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured options. For additional information regarding embedded derivatives in our annuity and retirement products classified as Level 3, see “Valuation of Variable Annuity Optional Living Benefit Features” below. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of our fair values to broker-dealer’s values.

All realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Generally, the changes in fair value of non-dealer related derivatives, excluding those that qualify for hedge accounting, are recorded in “Realized investment gains (losses), net.” For additional information regarding the impact of changes in fair value of derivative instruments on our results of operations see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” below.

The Company holds externally managed investments in the European market, as discussed in greater detail under “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category.” These investments are classified as Level 2 for fair value reporting. While the fair value of the embedded derivatives associated with these investments has declined in recent quarters due to increased credit spreads in the financial markets, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than that reflected by the current fair value of the embedded derivatives.

Valuation of Variable Annuity Optional Living Benefit Features

The Company’s liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and are carried at fair value with changes in fair value included in “Realized investment gains (losses), net.”

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models. Significant inputs to these models include capital market assumptions, such as interest rates and equity market assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy. The change in fair value of the GMAB, GMWB and GMIWB resulted in an increase in the total liability of $284 million for the current quarter. This change was significantly offset by changes in value of related hedging instruments as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Annuities.”

Valuation of Other Assets and Other Liabilities

Other assets carried at fair value include U.S. Treasury bills held within our global commodities group whose fair values are determined consistent with similar securities described above under “Fixed Maturities”. Included in other liabilities are various derivatives contracts executed within our global commodities group, including exchange-traded futures, foreign currency and commodity contracts. The fair values of these derivative instruments are determined consistent with similar derivative instruments described above under “Derivatives.”

Valuation of Other Trading Account Assets

Other trading account assets consist primarily of public corporate bonds, treasuries, equity securities and derivatives whose fair values are determined consistent with similar instruments described above in “Valuation of Fixed Maturities”, “Valuation of Equity Securities” and “Valuation of Derivative Instruments.”

Valuation of Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments carried at fair value include money market instruments, commercial paper and other highly liquid debt instruments. These instruments are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in our fair value hierarchy.

Realized Investment Gains and Losses and General Account Investments

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments.

Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial loans, fair value changes on commercial mortgage operations’ loans, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in our capacity as a broker or dealer.

We perform impairment reviews on an ongoing basis to determine when a decline in value is other-than-temporary. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following: the extent and duration of the decline in value; the reasons for the decline (credit event, currency, or interest-rate related, including spread widening); our ability and intent to hold our investment for a period of time to allow for a recovery of value; and the financial condition of and near-term prospects of the issuer. When we determine that there is an other-than-temporary impairment, we write down the value of the security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” The causes of the other-than-temporary impairments discussed below were specific to each individual issuer and did not directly result in impairments to other securities within the same industry or geographic region.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three months ended March 31, 2008 and 2007, respectively, and gross realized investment gains and losses on fixed maturity securities by segment for the three months ended March 31, 2008 and 2007, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other-than-temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(802)	$213
Closed Block Business	(110)	207

Consolidated realized investment gains (losses), net	$(912)	$420

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities(1)	$(398)	$27
Equity securities	(56)	132
Derivative instruments(2)	(331)	(1)
Other	(17)	55

Total	(802)	213
Related adjustments(3)	137	(66)

Realized investment gains (losses), net, and related adjustments	$(665)	$147

Related charges (4)	$(13)	$(6)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities(1)	$(28)	$96
Equity securities	(93)	114
Derivative instruments	14	3
Other	(3)	(6)

Total	$(110)	$207

Realized investment gains (losses) by segment — Fixed Maturity Securities Financial Services Businesses:

Gross realized investment gains:
Individual Life	$4	$2
Individual Annuities	12	6
Group Insurance	6	15
Asset Management	—	—
Financial Advisory	—	—
Retirement	23	12
International Insurance	35	26
International Investments	—	—
Corporate and Other Operations	—	2

Total	80	63

Gross realized investment losses:
Individual Life	(34)	(4)
Individual Annuities	(34)	(11)
Group Insurance	(82)	(1)
Asset Management	(13)	—
Financial Advisory	—	—
Retirement	(161)	(18)
International Insurance	(97)	(1)
International Investments	—	—
Corporate and Other Operations	(57)	(1)

Total	(478)	(36)

Realized investment gains (losses), net – Financial Services Businesses	$(398)	$27

Closed Block Business:
Gross realized investment gains	$217	$151
Gross realized investment losses	(245)	(55)

Realized investment gains (losses), net – Closed Block Business	$(28)	$96

(1)	The Financial Services Businesses include $290 million of other-than-temporary impairments in the first quarter of 2008, related to asset-backed securities collateralized by sub-prime mortgages. The Closed Block Business includes $113 million of other-than-temporary impairments in the first quarter of 2008, related to asset-backed securities collateralized by sub-prime mortgages.
(2)	Includes $208 million of losses on embedded derivatives associated with certain externally managed investments in the European market in the first quarter of 2008.
(3)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(4)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements.

2008 to 2007 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first quarter of 2008 were $802 million, compared to net realized investment gains of $213 million in the first quarter of 2007. Net realized losses on fixed maturity securities were $398 million in the first quarter of 2008, compared to net gains of $27 million in the first quarter of 2007, as set forth in the following table:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities —Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$78	$62
Private bond prepayment premiums	2	1

Total	80	63

Gross realized investment losses:
Gross losses on sales and maturities(1)	(67)	(23)
Other-than-temporary impairments	(388)	(11)
Credit related losses	(23)	(2)

Total	(478)	(36)

Realized investment gains (losses), net—Fixed Maturity Securities	$(398)	$27

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Gross losses on sales and maturities of fixed maturity securities of $67 million in the first quarter of 2008, mainly in the International Insurance, Retirement, and Individual Life segments, were primarily related to credit spread increases in the credit markets, which initially resulted from broad market concerns over sub-prime mortgage exposures in the latter half of 2007, and liquidity concerns. There were no gross losses on sales and maturities of asset-backed securities collateralized by sub-prime mortgages in the first quarter of 2008. See “—General Account Investments—Fixed Maturity Securities” for additional information regarding our exposure to sub-prime mortgages. Gross losses on sales and maturities of fixed maturity securities of $23 million in the first quarter of 2007 were primarily interest-rate related. See below for additional information regarding the $388 million of other-than-temporary impairments of fixed maturity securities in the first quarter of 2008.

Net realized losses on equity securities were $56 million in the first quarter of 2008, of which net losses on sales of equity securities were $8 million, and other-than-temporary impairments were $48 million. Net realized gains on equity securities were $132 million in the first quarter of 2007, of which net gains on sales of equity securities were $147 million, partially offset by other-than-temporary impairments of $15 million. Net realized gains on equity securities in 2007 were primarily due to sales of Japanese equities in our Gibraltar Life and Japanese Life Planner operations from portfolio restructuring and equity sales in our Korean Life Planner operations. See below for additional information regarding the $48 million of other-than-temporary impairments of equity securities in the first quarter of 2008.

Net realized losses on derivatives were $331 million in the first quarter of 2008, compared to net derivative losses of $1 million in the first quarter of 2007. The net derivative losses in 2008 primarily reflect net mark-to-market losses of $208 million on embedded derivatives associated with certain externally managed investments in the European market, due to spread widening, and negative mark-to-market adjustments of $139 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, due to the weakening of the U.S. dollar. Also contributing to the net derivative losses in 2008 were net losses of $40 million on embedded derivatives within certain variable domestic annuity contracts, net of the effect of a related derivative hedging portfolio. Partially offsetting these losses were net gains of $100 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio, as interest rates declined. The derivative losses in the first quarter of 2007 were primarily the result of net losses of $35 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. Offsetting these losses were gains of $14 million on embedded derivatives within certain variable annuity contracts, net of the effect of a related derivative hedging portfolio, as well as positive mark-to-market adjustments of $14 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category.” For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized investment losses on other investments were $17 million in the first quarter of 2008, primarily related to mark-to-market losses on mortgage loans due primarily to credit spread increases in the credit markets. Net realized investment gains on other investments were $55 million in the first quarter of 2007, primarily related to gains from real estate related investments and loan securitizations.

As set forth in the following table, during the first quarter of 2008 we recorded total other-than-temporary impairments of $437 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $27 million attributable to the Financial Services Businesses in the first quarter of 2007.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Other-than-temporary impairments—Financial Services Businesses
Public fixed maturity securities	$377	$10
Private fixed maturity securities	11	1

Total fixed maturity securities	388	11
Equity securities	48	15
Other invested assets(1)	1	1

Total	$437	$27

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

Other-than-temporary impairments recorded on fixed maturities in the first quarter of 2008 included $290 million related to asset-backed securities collateralized by sub-prime mortgages. Fixed maturity other-than-temporary impairments in the first quarter of 2008 were concentrated in asset-backed securities and the services, finance, and manufacturing sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Approximately $64 million of fixed maturity other-than-temporary impairments in the first quarter of 2008, including $46 million related to asset-backed securities collateralized by sub-prime mortgages, represent circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. For the remaining $324 million of fixed maturity other-than-temporary impairments in the first quarter of 2008, the decrease in fair value was caused primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value. Fixed maturity other-than-temporary impairments in the first quarter of 2007 were concentrated in the finance and services sectors of our corporate securities and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Equity security other-than-temporary impairments were primarily driven by overall declines in the Japanese equity markets. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

Closed Block Business

For the Closed Block Business, net realized investment losses in the first quarter of 2008 were $110 million, compared to net realized investment gains of $207 million in the first quarter of 2007. Net realized losses on fixed maturity securities were $28 million in the first quarter of 2008, compared to net realized gains of $96 million in the first quarter of 2007, as set forth in the following table:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$216	$150
Private bond prepayment premiums	1	1

Total	217	151

Gross realized investment losses:
Gross losses on sales and maturities(1)	(68)	(47)
Other-than-temporary impairments	(151)	(7)
Credit related losses	(26)	(1)

Total	(245)	(55)

Realized investment gains (losses), net—Fixed Maturity Securities	$(28)	$96

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Gross losses on sales and maturities of fixed maturity securities were $68 million in the first quarter of 2008, none of which related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the $151 million of other-than-temporary impairments of fixed maturity securities in the first quarter of 2008. Gross gains on sales and maturities of fixed maturity securities of $216 million in the first quarter of 2008 were primarily due to sales related to our total return strategy.

Net realized losses on equity securities were $93 million in the first quarter of 2008, of which net losses on sales of equity securities were $41 million, and other-than-temporary impairments were $52 million. Net realized gains on equity securities were $114 million in the first quarter of 2007, of which net gains on sales of equity securities were $115 million, partially offset by other-than-temporary impairments of $1 million. These gains were a result of sales pursuant to our active management strategy. See below for additional information regarding the $52 million of other-than-temporary impairments of equity securities in the first quarter of 2008.

Net gains on derivatives were $14 million in the first quarter of 2008, compared to net gains of $3 million in the first quarter of 2007. Derivative gains in the first quarter of 2008 primarily reflect the impact of interest rate derivatives used to manage the duration of the fixed maturity investment portfolio partially offset by net losses on currency derivatives used to hedge foreign investments. Derivative gains in the first quarter of 2007 were largely attributable to gains on forward contracts of to-be-announced securities primarily related to our dollar roll program. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

As set forth in the following table, during the first quarter of 2008 we recorded total other-than-temporary impairments of $204 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $10 million attributable to the Closed Block Business in the first quarter of 2007.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Other-than-temporary impairments—Closed Block Business
Public fixed maturity securities	$149	$2
Private fixed maturity securities	2	5

Total fixed maturity securities	151	7
Equity securities	52	1
Other invested assets(1)	1	2

Total	$204	$10

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

Other-than-temporary impairments recorded on fixed maturities in the first quarter of 2008 included $113 million related to asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments in the first quarter of 2008 were concentrated in asset-backed securities and the services, finance, and manufacturing sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Approximately $25 million of fixed maturity other-than-temporary impairments in the first quarter of 2008, including $17 million related to asset-backed securities collateralized by sub-prime mortgages, represent circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a cash flow deficiency related to the investment. For the remaining $126 million of fixed maturity other-than-temporary impairments in the first quarter of 2008, the decrease in fair value was caused primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value. Other-than-temporary impairments of fixed maturity securities include amounts that are currently expected to be accreted into net investment income in future periods based on the future estimated cash flows of the securities. Other-than-temporary impairments in the first quarter of 2007 were concentrated in the services sector of our corporate securities and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Equity security other-than-temporary impairments were primarily driven by overall declines in the equity markets. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

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

Our total general account investments were $236.9 billion and $232.5 billion as of March 31, 2008 and December 31, 2007, respectively, which are segregated between the Financial Services Businesses and the

Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $170.0 billion and $163.0 billion as of March 31, 2008 and December 31, 2007, respectively, while total general account investments attributable to the Closed Block Business were $66.9 billion and $69.5 billion as of March 31, 2008 and December 31, 2007, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses as of March 31, 2008 is between 4 and 5 years.

	March 31, 2008
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$96,107	$34,315	$130,422	55.0%
Public, held to maturity, at amortized cost	3,015	—	3,015	1.3
Private, available for sale, at fair value	20,172	12,243	32,415	13.7
Private, held to maturity, at amortized cost	720	—	720	0.3
Trading account assets supporting insurance liabilities, at fair value	14,644	—	14,644	6.2
Other trading account assets, at fair value	210	149	359	0.2
Equity securities, available for sale, at fair value	4,543	3,578	8,121	3.4
Commercial loans, at book value	21,180	8,494	29,674	12.5
Policy loans, at outstanding balance	4,147	5,391	9,538	4.0
Other long-term investments(1)	2,693	1,139	3,832	1.6
Short-term investments(2)	2,614	1,555	4,169	1.8

Total general account investments	170,045	66,864	236,909	100.0%

Invested assets of other entities and operations(3)	10,694	—	10,694

Total investments	$180,739	$66,864	$247,603

	December 31, 2007
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$90,962	$37,168	$128,130	55.1%
Public, held to maturity, at amortized cost	2,879	—	2,879	1.2
Private, available for sale, at fair value	20,313	12,246	32,559	14.0
Private, held to maturity, at amortized cost	669	—	669	0.3
Trading account assets supporting insurance liabilities, at fair value	14,473	—	14,473	6.2
Other trading account assets, at fair value	204	142	346	0.2
Equity securities, available for sale, at fair value	4,629	3,940	8,569	3.7
Commercial loans, at book value	19,603	7,954	27,557	11.9
Policy loans, at outstanding balance	3,942	5,395	9,337	4.0
Other long-term investments(1)	2,724	1,268	3,992	1.7
Short-term investments(2)	2,598	1,385	3,983	1.7

Total general account investments	162,996	69,498	232,494	100.0%

Invested assets of other entities and operations(3)	11,063	—	11,063

Total investments	$174,059	$69,498	$243,557

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments consist primarily of money market funds with virtually no sub-prime exposure.

(3)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in 2008 was primarily a result of the impact of foreign currency and net operating and capital inflows, partially offset by net declines in market value, primarily attributable to increased credit spreads. The decrease in general account investments attributable to the Closed Block Business in 2008 was primarily due to reductions in leverage and a net decrease in market value, partially offset by portfolio growth as a result of reinvestment of net investment income.

We have substantial insurance operations in Japan, with 32% and 31% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of March 31, 2008 and December 31, 2007, respectively. Total general account investments related to our Japanese insurance operations were $54.5 billion and $50.7 billion as of March 31, 2008 and December 31, 2007, respectively. The average duration of our general account investment portfolio related to our Japanese insurance operations as of March 31, 2008 is approximately 11 years. The increase in general account investments related to our Japanese insurance operations in 2008 is primarily attributable to portfolio growth as a result of business growth, the reinvestment of net investment income and changes in foreign currency exchange rates. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2008	December 31, 2007
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$38,163	$34,752
Public, held to maturity, at amortized cost	3,015	2,879
Private, available for sale, at fair value	3,576	3,467
Private, held to maturity, at amortized cost	720	668
Trading account assets supporting insurance liabilities, at fair value	1,136	1,132
Other trading account assets, at fair value	49	48
Equity securities, available for sale, at fair value	2,545	2,550
Commercial loans, at book value	3,046	2,881
Policy loans, at outstanding balance	1,287	1,133
Other long-term investments (1)	918	993
Short-term investments	54	239

Total Japanese general account investments (2)	$54,509	$50,742

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of March 31, 2008, our Japanese insurance operations had $10.7 billion of investments denominated in U.S. dollars, including $0.6 billion that were hedged to yen through third party derivative contracts and $4.5 billion that support liabilities denominated in U.S. dollars. As of December 31, 2007, our Japanese insurance operations had $10.2 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $4.1 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our

Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three months ended March 31, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.77%	1,380	6.32%	$708	5.19%	$2,088
Trading account assets supporting insurance liabilities	5.13	185	—	—	5.13	185
Equity securities	4.01	46	2.91	24	3.55	70
Commercial loans	5.81	294	6.57	134	6.03	428
Policy loans	5.05	51	6.19	83	5.70	134
Short-term investments and cash equivalents	4.18	99	12.58	35	4.57	134
Other investments	4.95	36	5.99	20	5.28	56

Gross investment income before investment expenses	4.89	2,091	6.19	1,004	5.23	3,095
Investment expenses	(0.13)	(80)	(0.24)	(98)	(0.16)	(178)

Investment income after investment expenses	4.76%	2,011	5.95%	906	5.07%	2,917

Investment results of other entities and operations(2)		110		—		110

Total investment income		$2,121		$906		$3,027

	Three months ended March 31, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.95%	$1,414	6.35%	$757	5.35%	$2,171
Trading account assets supporting insurance liabilities	4.83	171	—	—	4.83	171
Equity securities	4.61	44	2.67	21	3.75	65
Commercial loans	5.99	256	7.34	132	6.39	388
Policy loans	4.98	44	6.06	81	5.64	125
Short-term investments and cash equivalents	5.45	96	9.26	39	5.80	135
Other investments	6.61	47	18.07	41	9.46	88

Gross investment income before investment expenses	5.09	2,072	6.46	1,071	5.48	3,143
Investment expenses	(0.14)	(139)	(0.21)	(138)	(0.16)	(277)

Investment income after investment expenses	4.95%	1,933	6.25%	933	5.32%	2,866

Investment results of other entities and Operations(2)		69		—		69

Total investment income		$2,002		$933		$2,935

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.07% and 5.32% for the three months ended March 31, 2008 and 2007, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.76% for the three months ended March 31, 2008, compared to 4.95% for the three months ended March 31, 2007. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 5.95% for the three months ended March 31, 2008, compared to 6.25% for the three months ended March 31, 2007. The decrease was primarily due to a decrease in fixed maturity and commercial loan yields as a result of reinvestment of proceeds from sales and maturities of fixed maturities at lower available interest rates and the impact of unfavorable rate resets on floating rate investments.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.00%	$1,080	6.24%	$1,162
Trading account assets supporting insurance liabilities	5.33	177	5.06	165
Equity securities	6.36	32	6.80	31
Commercial loans	6.02	261	6.31	226
Policy loans	5.57	39	5.51	35
Short-term investments and cash equivalents	4.45	96	5.89	91
Other investments	2.81	13	4.56	22

Gross investment income before investment expenses	5.77	1,698	6.05	1,732
Investment expenses	(0.11)	(57)	(0.12)	(116)

Investment income after investment expenses	5.66%	1,641	5.93%	1,616

Investment results of other entities and operations(2)		110		69

Total investment income		$1,751		$1,685

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.66% for the three months ended March 31, 2008, compared to 5.93% for the three months ended March 31, 2007. The decrease was primarily due to a decrease in fixed maturity yields as a result of unfavorable rate resets on floating rate investments and the impact of reinvestment of proceeds from sales and maturities of fixed maturities at lower available interest rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.78%	$300	2.61%	$252
Trading account assets supporting insurance liabilities	2.77	8	2.09	6
Equity securities	2.20	14	2.64	13
Commercial loans	4.54	33	4.32	30
Policy loans	3.84	12	3.71	9
Short-term investments and cash equivalents	1.55	3	2.67	5
Other investments	9.06	23	10.61	25

Gross investment income before investment expenses	2.97	393	2.89	340
Investment expenses	(0.18)	(23)	(0.16)	(23)

Total investment income	2.79%	$370	2.73%	$317

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.79% for the three months ended March 31, 2008, compared to 2.73% for the three months ended March 31, 2007. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments, the lengthening of the duration of the investment portfolio, and an increase in credit exposure. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2008 and 2007 was approximately $9.0 billion and $7.2 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

	March 31, 2008				December 31, 2007
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$15,436	$557	$476	$15,517	$14,754	$523	$248	$15,029
Finance	10,187	141	405	9,923	11,009	141	247	10,903
Utilities	10,316	386	309	10,393	10,170	408	191	10,387
Services	8,682	227	415	8,494	8,238	237	191	8,284
Energy	4,075	157	133	4,099	4,009	157	69	4,097
Transportation	3,181	115	65	3,231	2,872	112	38	2,946
Retail and Wholesale	2,934	70	94	2,910	2,722	64	50	2,736
Other	877	11	42	846	742	11	20	733

Total Corporate Securities	55,688	1,664	1,939	55,413	54,516	1,653	1,054	55,115
Foreign Government	29,934	1,149	64	31,019	27,606	904	98	28,412
Asset-Backed Securities	13,363	74	1,328	12,109	13,833	123	747	13,209
Residential Mortgage-Backed	10,826	189	90	10,925	7,782	104	46	7,840
Commercial Mortgage-Backed	6,956	46	146	6,856	6,581	102	25	6,658
U.S. Government	2,641	443	6	3,078	2,585	379	—	2,964
State & Municipal(3)	582	39	1	620	583	37	—	620

Total(4)(5)	$119,990	$3,604	$3,574	$120,020	$113,486	$3,302	$1,970	$114,818

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $57 million of gross unrealized gains and $51 million of gross unrealized losses as of March 31, 2008, compared to $36 million of gross unrealized gains and $41 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity, which are not reflected in other comprehensive income.
(3)	State and municipal securities were previously presented within U.S. Government.
(4)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(5)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of March 31, 2008, consist primarily of 25% foreign government securities, 13% manufacturing sector, 11% asset-backed securities and 9% residential mortgage-backed sector, compared to 24% foreign government securities, 13% manufacturing sector, 12% asset-backed securities and 10% finance sector as of December 31, 2007. As of March 31, 2008, 98% of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AAA. Collateralized mortgage obligations, including approximately $58 million secured by “ALT-A” mortgages, represented the remaining 2% of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), and all have credit ratings of A or above.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses increased from $2.0 billion as of December 31, 2007 to $3.6 billion as of March 31, 2008, primarily due to credit spread increases in the credit markets and liquidity concerns. The gross unrealized losses as of March 31, 2008 were concentrated primarily in asset-backed securities and the manufacturing, service, and finance sectors of our corporate securities. The gross unrealized losses as of December 31, 2007 were concentrated primarily in asset-backed securities and the manufacturing and finance sectors of our corporate securities.

As of March 31, 2008, included within asset-backed securities attributable to the Financial Services Businesses on an amortized cost basis is approximately $7.1 billion ($6.0 billion fair value) of securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan to value ratios, or limited documentation. The slowing U.S. housing market, high interest rate resets, and relaxed underwriting standards for some originators of sub-prime mortgages have recently led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

	Amortized Cost as of March 31, 2008						Total Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	($ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$535	$104	$57	$—	$—	$696	$737
2006	1,913	162	238	—	—	2,313	2,622
2005	75	—	24	—	—	99	142
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	2,523	266	319	—	—	3,108	3,501
All other portfolios
2007	227	68	74	—	—	369	420
2006	877	346	423	26	5	1,677	1,811
2005	19	457	161	21	4	662	677
2004	43	362	332	7	—	744	763
2003 & Prior	51	214	218	74	18	575	640

Total all other portfolios	1,217	1,447	1,208	128	27	4,027	4,311

Total collateralized by sub-prime mortgages(2)	3,740	1,713	1,527	128	27	7,135	7,812
Other asset-backed securities:
Externally managed investments in the European market	—	—	1,283	586	15	1,884	1,841
Collateralized by auto loans	1,025	65	91	82	3	1,266	1,187
Collateralized by credit cards	143	—	7	761	—	911	907
Collateralized by non-sub-prime mortgages	704	53	13	36	16	822	771
Other asset-backed securities(4)	739	170	173	65	198	1,345	1,315

Total asset-backed securities(5)	$6,351	$2,001	$3,094	$1,658	$259	$13,363	$13,833

	Fair Value as of March 31, 2008						Total Fair Value as of December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$477	$91	$48	$—	$—	$616	$692
2006	1,785	145	216	—	—	2,146	2,532
2005	72	—	23	—	—	95	140
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	2,334	236	287	—	—	2,857	3,364
All other portfolios
2007	174	48	54	—	—	276	341
2006	717	268	290	16	3	1,294	1,539
2005	20	355	122	17	3	517	604
2004	40	283	259	5	—	587	711
2003 & Prior	46	168	176	59	15	464	576

Total all other portfolios	997	1,122	901	97	21	3,138	3,771

Total collateralized by sub-prime mortgages	3,331	1,358	1,188	97	21	5,995	7,135
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	1,297	593	15	1,905	1,898
Collateralized by auto loans	1,025	64	90	75	3	1,257	1,188
Collateralized by credit cards	142	—	8	668	—	818	874
Collateralized by non-sub-prime mortgages	717	53	13	36	16	835	778
Other asset-backed securities(4)	722	168	168	54	187	1,299	1,336

Total asset-backed securities(5)	$5,937	$1,643	$2,764	$1,523	$242	$12,109	$13,209

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $7.1 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2008 are $1.3 billion of securities supported by guarantees from monoline bond insurers, of which $1.1 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(3)	Excludes the $(432) million impact of the bifurcated embedded derivative described below.
(4)	Includes collateralized debt obligations with amortized cost of $199 million and fair value of $169 million, with less than 2% secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.
(5)	Excluded from the table above are available for sale asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Asset of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for information regarding $1.2 billion of such securities. An additional $32 million held within the general account are classified as other trading, 31% of which have credit ratings of AAA and the remaining 69% of which have BBB credit ratings.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2008, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in the first quarter of 2008. As of March 31, 2008, based on amortized cost, approximately 53% of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses had AAA credit ratings, 24% had AA credit ratings, 21% had A credit ratings, 2% had BBB credit ratings, and less than 1% had below investment grade credit ratings, compared to 71% with AAA credit ratings, 19% with AA credit ratings, 9% with A credit ratings, 1% with BBB credit ratings, and less than 1% with below investment grade credit ratings, as of December 31, 2007. In making our investment decisions we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $1.1 billion as of March 31, 2008 and $0.7 billion as of December 31, 2007, respectively. For additional information regarding sales and other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of our general account available for sale asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 33% as of March 31, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2008, based on amortized cost, approximately 89% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 49% have estimated credit subordination percentages of 30% or more.

The $1.9 billion of externally managed investments in the European market, included above in asset-backed securities of the Financial Services Businesses, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 49% European corporate and bank bonds, 21% bank capital, 18% European asset-backed securities, and 12% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. None of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 91% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” As discussed further in Note 8 to the Unaudited Interim Consolidated Financial Statements, any changes in market value of the embedded total return swaps are excluded from adjusted operating income. While the fair value of the embedded derivatives associated with these investments have declined in recent quarters due to increased credit spreads in the financial markets, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives. During the second quarter of 2008, we restructured certain of these investments, which included an additional investment of approximately $500 million to fund our share of leverage in certain of the existing portfolios. As a result of the restructuring, beginning in the second quarter of 2008, the underlying restructured portfolio of investments and derivatives, totaling approximately $680 million, will be held directly on our balance sheet within the general account portfolio.

While delinquency rates on commercial mortgages have been stable in recent years, we recognized several market factors that influenced our investment decisions on commercial mortgage-backed securities issued in 2006 and 2007, including less stringent loan underwriting, higher levels of leverage, and rapid real estate price appreciation. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated by credit quality and by year of issuance (vintage).

	Amortized Cost as of March 31, 2008						Total Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	($ in millions)
2008	$21	$—	$—	$12	$—	$33	$—
2007	740	—	3	68	76	887	713
2006	2,776	6	—	7	23	2,812	2,546
2005	1,441	—	—	11	39	1,491	1,509
2004	409	—	—	—	4	413	423
2003 & Prior	1,023	171	60	57	9	1,320	1,390

Total commercial mortgage-backed securities(1)	$6,410	$177	$63	$155	$151	$6,956	$6,581

	Fair Value as of March 31, 2008						Total Fair Value as of December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2008	$22	$—	$—	$12	$—	$34	$—
2007	743	—	3	68	75	889	727
2006	2,739	5	—	6	23	2,773	2,588
2005	1,406	—	—	11	38	1,455	1,517
2004	396	—	—	—	3	399	421
2003 & Prior	1,017	168	56	55	10	1,306	1,405

Total commercial mortgage-backed securities(1)	$6,323	$173	$59	$152	$149	$6,856	$6,658

(1)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for information regarding $2.5 billion of such securities.

Loan to value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage-backed securities. The loan to value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan to value ratios greater than 100% percent indicate that the loan amount is greater than the collateral value. Therefore, all else being equal, a smaller loan to value ratio generally indicates a higher quality security. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a larger debt service coverage ratio generally indicates a higher quality security. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of March 31, 2008 by loan to value and debt service coverage ratios.

	March 31, 2008
	Amortized Cost	Fair Value
	(in millions)
Commercial mortgage-backed securities by loan to value ratio:
0% - 50%	$253	$251
50% - 60%	294	292
60% - 70%	3,415	3,362
70% - 80%	2,943	2,900
80% - 90%	51	51
90% - 100%	—	—
Greater than 100%	—	—

Total	$6,956	$6,856

	March 31, 2008
	Amortized Cost	Fair Value
	(in millions)
Commercial mortgage-backed securities by debt service coverage ratio:
Greater than 1.8 times	$960	$949
1.5 times – 1.8 times	2,559	2,509
1.2 times – 1.5 times	3,401	3,364
1.0 times – 1.2 times	26	25
Less than 1.0 times	10	9

Total	$6,956	$6,856

As of March 31, 2008, based on amortized cost, the weighted average loan to value and debt service coverage ratios of commercial mortgage-backed securities attributable to the Financial Services Businesses is 68% and 1.54 times, respectively. The weighted average estimated subordination percentage of our general account available for sale commercial mortgage-backed securities attributable to the Financial Services Businesses was 35% as of March 31, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The estimated subordination percentage includes an adjustment for that portion of the capital structure which has been effectively defeased by US Treasury securities. As of March 31, 2008, based on amortized cost, approximately 89% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 70% have estimated credit subordination percentages of 30% or more.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	March 31, 2008				December 31, 2007
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,641	$364	$167	$8,838	$8,455	$346	$91	$8,710
Utilities	5,523	254	146	5,631	5,338	280	73	5,545
Services	4,663	182	152	4,693	4,566	184	77	4,673
Finance	3,229	55	74	3,210	3,997	53	71	3,979
Energy	2,070	96	24	2,142	2,103	99	13	2,189
Retail and Wholesale	1,683	66	32	1,717	1,631	59	19	1,671
Transportation	1,281	64	31	1,314	1,274	65	21	1,318

Total Corporate Securities	27,090	1,081	626	27,545	27,364	1,086	365	28,085
Asset-Backed Securities	7,598	29	1,001	6,626	8,091	14	478	7,627
Residential Mortgage-Backed	3,997	75	21	4,051	5,163	61	18	5,206
Commercial Mortgage-Backed	4,230	21	116	4,135	4,265	46	21	4,290
U.S. Government	3,137	271	4	3,404	3,184	291	1	3,474
State & Municipal(2)	171	21	—	192	169	18	—	187
Foreign Government	560	53	8	605	496	53	4	545

Total	$46,783	$1,551	$1,776	$46,558	$48,732	$1,569	$887	$49,414

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	State and municipal securities were previously presented within U.S. Government.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of March 31, 2008 consist primarily of 18% manufacturing sector, 16% asset-backed securities, 12% utilities sector, 10% services sector, 9% residential mortgage-backed securities and 9% commercial mortgage-backed securities compared to 17% asset-backed securities, 17% manufacturing sector, 11% utilities sector, 11% residential mortgage-backed securities, 9% services sector, and 9% commercial mortgage-backed securities, as of December 31, 2007. As of March 31, 2008, 84% of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AAA. Collateralized mortgage obligations, including approximately $3 million secured by “ALT-A” mortgages, represented the remaining 16% of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Closed Block Business), and all have AAA credit ratings.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business increased from $0.9 billion as of December 31, 2007 to $1.8 billion as of March 31, 2008, primarily due to credit spread increases in the credit markets and liquidity concerns. The gross unrealized losses as of March 31, 2008 and December 31, 2007 were concentrated primarily in asset-backed securities and the manufacturing, services, and utilities sectors of our corporate securities.

As of March 31, 2008, included within asset-backed securities attributable to the Closed Block Business on an amortized cost basis is approximately $5.8 billion ($4.9 billion fair value) of securities collateralized by sub-prime mortgages. See above for a description of asset-backed securities collateralized by sub-prime mortgages. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

	Amortized Cost as of March 31, 2008						Total Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	A	A A	BBB	BB and below
	($ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$552	$107	$59	$—	$—	$718	$768
2006	1,972	167	246	—	—	2,385	2,735
2005	77	—	25	—	—	102	148
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	2,601	274	330	—	—	3,205	3,651
All other portfolios
2007	167	22	22	—	—	211	211
2006	614	193	240	7	—	1,054	1,074
2005	30	404	16	—	—	450	456
2004	9	304	51	—	—	364	370
2003 & Prior	48	340	100	32	7	527	568

Total all other portfolios	868	1,263	429	39	7	2,606	2,679

Total collateralized by sub-prime mortgages(2)	3,469	1,537	759	39	7	5,811	6,330
Other asset-backed securities:
Collateralized by credit cards	38	—	21	480	—	539	544
Collateralized by auto loans	362	16	56	25	—	459	387
Externally managed investments in the European market	—	—	281	—	—	281	281
Collateralized by education loans	234	20	—	—	—	254	215
Other asset-backed securities(4)	160	23	27	13	31	254	334

Total asset-backed securities	$4,263	$1,596	$1,144	$557	$38	$7,598	$8,091

	Fair Value as of March 31, 2008						Total Fair Value as of December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2007	$492	$94	$49	$—	$—	$635	$721
2006	1,841	150	222	—	—	2,213	2,640
2005	75	—	24	—	—	99	147
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	2,408	244	295	—	—	2,947	3,508
All other portfolios
2007	113	15	15	—	—	143	175
2006	459	133	164	4	—	760	926
2005	25	306	13	—	—	344	412
2004	8	231	40	—	—	279	344
2003 & Prior	44	262	82	26	5	419	518

Total all other portfolios	649	947	314	30	5	1,945	2,375

Total collateralized by sub-prime mortgages	3,057	1,191	609	30	5	4,892	5,883
Other asset-backed securities:
Collateralized by credit cards	38	—	21	416	—	475	522
Collateralized by auto loans	363	16	56	22	—	457	386
Externally managed investments in the European market(3)	—	—	296	—	—	296	283
Collateralized by education loans	232	20	—	—	—	252	215
Other asset-backed securities(4)	158	23	27	12	34	254	338

Total asset-backed securities(5)	$3,848	$1,250	$1,009	$480	$39	$6,626	$7,627

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $5.8 billion of asset-backed securities collateralized by sub-prime mortgages are $0.8 billion of securities supported by guarantees from monoline bond insurers, of which $0.7 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(3)	Excludes the $(55) million impact of the embedded derivative described below.
(4)	Includes collateralized debt obligations with amortized cost of $22 million and fair value of $26 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, timeshares, aircraft, and franchises.
(5)	Excluded from the table above are $17 million of asset-backed securities classified as other trading and carried at fair value, all of which have BBB credit ratings as of March 31, 2008.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2008, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in the first quarter of 2008. As of March 31, 2008, based on amortized cost, approximately 60% of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business had AAA credit ratings, 26% had AA credit ratings, 13% had A credit ratings, 1% had BBB credit ratings, and less than 1% had below investment grade credit ratings, compared to 79% with AAA credit ratings, 18% with AA credit ratings, 3% with A credit ratings, and less than 1% with BBB or below investment grade credit ratings, as of December 31, 2007. In making our investment decisions we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $0.9 billion as of March 31, 2008 and $0.4 billion as of December 31, 2007, respectively. For additional information regarding sales and other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of available for sale asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 34% as of March 31, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2008, based on amortized cost, approximately 95% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 54% have estimated credit subordination percentages of 30% or more.

The $0.3 billion of externally managed investments in the European market, included in asset-backed securities of the Closed Block Business, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 49% European corporate and bank bonds, 21% bank capital, 18% European asset-backed securities, and 12% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. None of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 91% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” While the fair value of the embedded derivatives associated with these investments have declined in recent quarters due to increased credit spreads in the financial markets, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

While delinquency rates on commercial mortgages have been stable in recent years, we recognized several market factors that influenced our investment decisions on commercial mortgage-backed securities issued in 2006 and 2007, including less stringent loan underwriting, higher levels of leverage, and rapid real estate price appreciation. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

	Amortized Cost as of March 31, 2008						Total Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	($ in millions)
2008	$9	$—	$—	$—	$—	$9	$—
2007	268	—	19	—	—	287	277
2006	1,138	—	—	—	—	1,138	1,207
2005	1,391	—	—	—	—	1,391	1,375
2004	396	—	—	—	—	396	397
2003 & Prior	888	48	52	21	—	1,009	1,009

Total commercial mortgage-backed securities	$4,090	$48	$71	$21	$—	$4,230	$4,265

	Fair Value as of March 31, 2008						Total Fair Value as of December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2008	$9	$—	$—	$—	$—	$9	$—
2007	265	—	11	—	—	276	279
2006	1,121	—	—	—	—	1,121	1,221
2005	1,348	—	—	—	—	1,348	1,375
2004	379	—	—	—	—	379	392
2003 & Prior	886	47	48	21	—	1,002	1,023

Total commercial mortgage-backed securities	$4,008	$47	$59	$21	$—	$4,135	$4,290

Loan to value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage-backed securities. See above for a description of these ratios. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of March 31, 2008 by loan to value and debt service coverage ratios.

	March 31, 2008
	Amortized Cost	Fair Value
	(in millions)
Commercial mortgage-backed securities by loan to value ratio:
0% - 50%	$99	$92
50% - 60%	194	189
60% - 70%	2,015	1,975
70% - 80%	1,922	1,879
80% - 90%	—	—
90% - 100%	—	—
Greater than 100%	—	—

Total	$4,230	$4,135

	March 31, 2008
	Amortized Cost	Fair Value
	(in millions)
Commercial mortgage-backed securities by debt service coverage ratio:
Greater than 1.8 times	$483	$473
1.5 times – 1.8 times	2,436	2,361
1.2 times – 1.5 times	1,311	1,301
1.0 times – 1.2 times	—	—
Less than 1.0 times	—	—

Total	$4,230	$4,135

As of March 31, 2008, based on amortized cost, the weighted average loan to value and debt service coverage ratios of commercial mortgage-backed securities attributable to the Closed Block Business is 68% and 1.59 times, respectively. The weighted average estimated subordination percentage of available for sale commercial mortgage-backed securities attributable to the Closed Block Business was 32% as of March 31, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The estimated subordination percentage includes an adjustment for that portion of the capital structure which has been effectively defeased by US Treasury securities. As of March 31, 2008, based on amortized cost, approximately 89% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 57% have estimated credit subordination percentages of 30% or more.

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

Certain of the Company’s fixed maturity investments are supported by guarantees from monoline bond insurers. The following table sets forth the amortized cost and fair value of our fixed maturity investments supported by guarantees from monoline bond insurers as of the dates indicated.

	March 31, 2008
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities guaranteed by monoline bond insurers	(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$1,339	$1,135	$814	$754
Other	526	500	168	166

Total asset-backed securities	1,865	1,635	982	920
Municipal bonds	420	447	123	138

Total	$2,285	$2,082	$1,105	$1,058

	December 31, 2007
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities guaranteed by monoline bond insurers	(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$1,623	$1,490	$1,060	$1,024
Other	607	622	184	186

Total asset-backed securities	2,230	2,112	1,244	1,210
Municipal bonds	421	447	119	132
Commercial mortgage- backed securities	5	5	5	5

Total	$2,656	$2,564	$1,368	$1,347

As of March 31, 2008, on an amortized cost basis, $2.3 billion, or 2%, of general account available for sale fixed maturity investments attributable to the Financial Services Businesses, and $1.1 billion, or 2%, of fixed maturity investments attributable to the Closed Block Business were supported by guarantees from monoline bond insurers. As of March 31, 2008, 99% of these investments had A credit ratings or higher, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 76% of the $2.3 billion total attributable to the Financial Services Businesses as of March 31, 2008 (based upon amortized cost) would have investment grade credit ratings, including 66% of the asset-backed securities collateralized by sub-prime mortgages, 80% of the other asset-backed securities, and all of the municipal bonds. As of March 31, 2008, the bond insurance is provided by five insurance companies, with no company representing more than 31% of the overall amortized cost of the securities supported by bond insurance attributable to the Financial Services Businesses. For additional information regarding the use of credit derivatives to hedge certain monoline exposures see “—Credit Derivative Exposure to Public Fixed Maturities,” below.

Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 88% of the $1.1 billion total attributable to the Closed Block Business as of March 31, 2008 (based upon amortized cost) would have investment grade credit ratings, including 85% of the asset-backed securities collateralized by sub-prime mortgages, 94% of the other asset-backed securities, and all of the municipal bonds. As of March 31, 2008, the bond insurance is provided by five insurance companies, with no company representing more than 34% of the overall amortized cost of the securities supported by bond insurance attributable to the Closed Block Business.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $7.5 billion, or 6%, of the total fixed maturities as of March 31, 2008 and $7.5 billion, or 7%, of the total fixed maturities as of December 31, 2007. Below investment grade fixed maturities represented 12% of the gross unrealized losses attributable to the Financial Services Businesses as of March 31, 2008 and December 31, 2007, respectively.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.5 billion, or 12%, of the total fixed maturities as of March 31, 2008 and $5.7 billion, or 12%, of the total fixed maturities as of December 31, 2007. Below investment grade fixed maturities represented 14% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2008, compared to 18% of gross unrealized losses as of December 31, 2007.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		March 31, 2008				December 31, 2007
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa,A	$79,733	$2,418	$1,958	$80,193	$74,678	$2,036	$1,184	$75,530
2	Baa	14,811	443	795	14,459	13,573	490	351	13,712

	Subtotal Investment Grade	94,544	2,861	2,753	94,652	88,251	2,526	1,535	89,242
3	Ba	2,976	52	192	2,836	2,830	68	102	2,796
4	B	1,586	24	139	1,471	1,681	38	82	1,637
5	C and lower	129	3	14	118	115	5	6	114
6	In or near default	28	7	2	33	34	5	1	38

	Subtotal Below Investment Grade	4,719	86	347	4,458	4,660	116	191	4,585

Total Public Fixed Maturities		$99,263	$2,947	$3,100	$99,110	$92,911	$2,642	$1,726	$93,827

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2008 and December 31, 2007, respectively, 16 securities with amortized cost of $29 million (fair value, $22 million) and 14 securities with amortized cost of $49 million (fair value, $46 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $38 million of gross unrealized gains and $50 million gross unrealized losses as of March 31, 2008, compared to $25 million of gross unrealized gains and $39 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1) NAIC Designation		March 31, 2008				December 31, 2007
	Rating AgencyEquivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$25,398	$602	$1,202	$24,798	$27,437	$618	$578	$27,477
2	Baa	6,122	175	239	6,058	5,915	199	101	6,013

	Subtotal Investment Grade	31,520	777	1,441	30,856	33,352	817	679	33,490
3	Ba	2,011	32	90	1,953	1,992	46	61	1,977
4	B	1,405	13	92	1,326	1,588	23	58	1,553
5	C and lower	177	5	20	162	131	5	8	128
6	In or near default	18	1	1	18	19	1	—	20

	Subtotal Below Investment Grade	3,611	51	203	3,459	3,730	75	127	3,678

Total Public Fixed Maturities		$35,131	$828	$1,644	$34,315	$37,082	$892	$806	$37,168

(1)	Includes, as of March 31, 2008 and December 31, 2007, respectively, 17 securities with amortized cost of $48 million (fair value, $44 million) and 14 securities with amortized cost of $45 million (fair value, $47 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2) NAIC Designation		March 31, 2008				December 31, 2007
	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa,Aa, A	$7,062	$237	$135	$7,164	$7,139	$230	$84	$7,285
2	Baa	10,874	345	255	10,964	10,595	344	118	10,821

	Subtotal Investment Grade	17,936	582	390	18,128	17,734	574	202	18,106
3	Ba	1,638	51	33	1,656	1,637	49	26	1,660
4	B	747	6	27	726	738	6	12	732
5	C and lower	195	5	6	194	319	8	4	323
6	In or near default	211	13	18	206	147	23	—	170

	Subtotal Below Investment Grade	2,791	75	84	2,782	2,841	86	42	2,885

Total Private Fixed Maturities		$20,727	$657	$474	$20,910	$20,575	$660	$244	$20,991

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2008 and December 31, 2007, respectively, 215 securities with amortized cost of $2,520 million (fair value, $2,466 million) and 182 securities with amortized cost of $2,257 million (fair value, $2,273 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

(3)	Includes $19 million of gross unrealized gains and $1 million of gross unrealized losses as of March 31, 2008, compared to $11 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1) NAIC Designation		March 31, 2008				December 31, 2007
	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,216	$253	$30	$3,439	$3,197	$219	$23	$3,393
2	Baa	6,518	373	58	6,833	6,495	363	28	6,830

	Subtotal Investment Grade	9,734	626	88	10,272	9,692	582	51	10,223
3	Ba	1,300	69	24	1,345	1,246	63	21	1,288
4	B	420	6	11	415	442	6	5	443
5	C and lower	100	5	2	103	214	8	4	218
6	In or near default	98	17	7	108	56	18	—	74

	Subtotal Below Investment Grade	1,918	97	44	1,971	1,958	95	30	2,023

Total Private Fixed Maturities		$11,652	$723	$132	$12,243	$11,650	$677	$81	$12,246

(1)	Includes, as of March 31, 2008 and December 31, 2007, respectively, 119 securities with amortized cost of $1,815 million (fair value, $1,805 million) and 106 securities with amortized cost of $1,578 million (fair value, $1,582 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of March 31, 2008 and December 31, 2007, we had $1.8 billion and $1.5 billion, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1.4 billion and $1.1 billion of outstanding notional amounts as of March 31, 2008 and December 31, 2007, respectively. The Closed Block Business had $343 million and $328 million of outstanding notional amounts, as March 31, 2008 and December 31, 2007, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $3 million and $3 million for the three months ended March 31, 2008 and 2007, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		March 31, 2008		December 31, 2007
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$647	$(13)	$392	$(4)
2	Baa	647	(75)	672	(65

	Subtotal Investment Grade	1,294	(88)	1,064	(69)
3	Ba	20	(2)	20	(1)
4	B	38	(10)	38	(3)
5	C and lower	70	(12)	20	(2)
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	128	(24)	78	(6)

Total		$1,422	$(112)	$1,142	$(75)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		March 31, 2008		December 31, 2007
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$263	$(3)	$253	$(1)
2	Baa	75	(2)	70	—

	Subtotal Investment Grade	338	(5)	323	(1)
3	Ba	—	—	—	—
4	B	—	—	—	—
5	C and lower	5	(2)	5	(1)
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	5	(2)	5	(1)

Total		$343	$(7)	$328	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including certain monoline exposures, as discussed above. As of March 31, 2008 and December 31, 2007, respectively, the Financial Services Businesses had $946 million and $214 million of outstanding notional amounts, reported at fair value as a $51 million asset and a $1 million asset. As of March 31, 2008 and December 31, 2007, respectively, the Closed Block Business had $296 million and $205 million of outstanding notional amounts, reported at fair value as an asset of $29 million and $5 million. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $3 million and $0 million for the three months ended March 31, 2008 and 2007, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 15% or more, but less than 20% for the following timeframes:

	March 31, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$2,511	$427	$619	$105
Three months or greater but less than six months	175	32	76	13
Six months or greater but less than nine months	12	2	9	2
Nine months or greater but less than twelve months	5	1	—	—
Greater than twelve months	11	2	10	2

Total	$2,714	$464	$714	$122

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$3,319	$860	$769	$213
Three months or greater but less than six months	720	247	265	91
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$4,039	$1,107	$1,034	$304

The gross unrealized losses were primarily concentrated in asset-backed securities and the services, finance and manufacturing sectors of our corporate securities as of March 31, 2008 and were primarily concentrated in asset-backed securities as of December 31, 2007. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 15% or more, but less than 20% for the following timeframes:

	March 31, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$1,125	$195	$278	$46
Three months or greater but less than six months	108	19	34	6
Six months or greater but less than nine months	5	1	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$1,238	$215	$312	$52

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$1,910	$532	$369	$88
Three months or greater but less than six months	476	158	99	31
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$2,386	$690	$468	$119

The gross unrealized losses were primarily concentrated in asset-backed securities and the manufacturing and services sectors of our corporate securities as of March 31, 2008 while the gross unrealized losses were primarily concentrated in asset-backed securities as of December 31, 2007. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Fixed maturity securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statements of financial position. Other fixed maturity securities are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

•	the extent and the duration of the decline, including, but not limited to, the following general guidelines;

•	declines in value greater than 20%, maintained for six months or greater;

•	declines in value greater than 15%, maintained for more than one year on below investment grade bonds; and

•	declines in value less than six months where there has been a precipitous (generally 50% or greater) decline in value
•	the reasons for the decline in value (credit event, currency or interest rate related, including spread widening);

•

our ability and intent to hold our investment for a period of time to allow for a recovery of value, including debt securities managed by independent third parties where we do not have management discretion; and

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in adjusted operating income in future periods based upon the amount and timing of the expected future cash flows of the security, if the recoverable value of the investment based on those cash flows is greater than the carrying value of the investment after the impairment. Estimated fair values for fixed maturities, other than private placement securities, are generally based on quoted market prices or prices obtained from independent pricing services. For private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain securities, including those that are distressed, the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Impairments on fixed maturity securities are included in “Realized investment gains (losses), net” and are excluded from adjusted operating income. For further information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturities,” above.

Other-than-temporary impairments of fixed maturity securities attributable to the Financial Services Businesses were $376 million and $11 million for the three months ended March 31, 2008 and 2007, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Financial

Services Businesses in 2008 were $290 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business were $151 million and $7 million for the three months ended March 31, 2008 and 2007, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business in 2008 were $113 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

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

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$468	$468	$554	$554

Fixed Maturities:
Corporate Securities	8,125	8,103	7,584	7,547
Commercial Mortgage-Backed	2,505	2,470	2,625	2,644
Asset-Backed Securities	1,239	1,122	1,266	1,207
Residential Mortgage-Backed	965	949	1,147	1,136
Foreign Government	388	394	347	354
U.S. Government	246	243	82	83

Total Fixed Maturities	13,468	13,281	13,051	12,971
Equity Securities	1,097	895	1,001	948

Total trading account assets supporting insurance liabilities	$15,033	$14,644	$14,606	$14,473

As of March 31, 2008, as a percentage of amortized cost, 75% of the portfolio was comprised of publicly traded securities, compared to 74% of the portfolio as of December 31, 2007. As of March 31, 2008, 91% of the fixed maturity portfolio was classified as investment grade compared to 92% as of December 31, 2007. As of March 31, 2008, 75% of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and all have credit ratings of AAA. Collateralized mortgage obligations, including approximately $141 million secured by “ALT-A” mortgages, represented the remaining 25% of residential mortgage-backed securities, which virtually all have credit ratings of A or better. As of March 31, 2008, 94% of commercial mortgage-backed securities have AAA credit ratings, 2% have AA credit ratings, 3% have A credit ratings, and the remaining 1% have BBB or BB credit ratings. As of March 31, 2008, included within asset-backed securities is approximately $0.6 billion of securities collateralized by sub-prime mortgages, including approximately 59% with AAA credit ratings, 23% with AA credit ratings, 16% with A credit ratings, and the remaining 2% with BBB credit ratings. As of March 31, 2008, the remaining $0.6 billion of asset-backed securities includes $0.3 billion of securities collateralized by auto loans, $0.2 billion collateralized by credit cards and $0.1 billion of other. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” above.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

		March 31, 2008				December 31, 2007
(1)(2) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,676	$45	$179	$6,542	$6,734	$54	$96	$6,692
2	Baa	2,258	21	41	2,238	1,966	11	27	1,950

	Subtotal Investment Grade	8,934	66	220	8,780	8,700	65	123	8,642
3	Ba	499	1	23	477	374	2	9	367
4	B	223	1	12	212	215	—	5	210
5	C and lower	3	—	1	2	11	—	—	11
6	In or near default	3	—	3	—	3	—	3	—

	Subtotal Below Investment Grade	728	2	39	691	603	2	17	588

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,662	$68	$259	$9,471	$9,303	$67	$140	$9,230

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

		March 31, 2008				December 31, 2007
(1) (2) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$875	$11	$18	$868	$887	$6	$12	$881
2	Baa	2,437	45	25	2,457	2,411	33	26	2,418

	Subtotal Investment Grade	3,312	56	43	3,325	3,298	39	38	3,299
3	Ba	312	3	7	308	263	3	8	258
4	B	141	1	5	137	144	—	2	142
5	C and lower	9	—	—	9	10	—	—	10
6	In or near default	32	—	1	31	33	1	2	32

	Subtotal Below Investment Grade	494	4	13	485	450	4	12	442

Total Private Trading Account Assets Supporting Insurance Liabilities		$3,806	$60	$56	$3,810	$3,748	$43	$50	$3,741

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Loans

As of March 31, 2008 and December 31, 2007 respectively, we held approximately 13% and 12% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both March 31, 2008 and December 31, 2007.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial loans by geographic region and property type as of the dates indicated.

	March 31, 2008				December 31, 2007
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$5,476	25.7%	$2,664	31.3%	$5,244	26.6%	$2,666	33.4%
South Atlantic	4,861	22.9	1,828	21.4	4,421	22.5	1,605	20.1
Middle Atlantic	2,743	12.9	1,856	21.8	2,492	12.6	1,671	20.9
East North Central	1,747	8.2	449	5.3	1,654	8.4	398	5.0
West South Central	1,215	5.7	557	6.5	1,008	5.1	558	7.0
Mountain	1,111	5.2	463	5.4	968	4.9	391	4.9
New England	842	4.0	329	3.9	700	3.6	331	4.1
West North Central	631	3.0	225	2.6	622	3.2	208	2.6
East South Central	366	1.7	107	1.3	368	1.9	109	1.4

Subtotal—U.S.	18,992	89.3	8,478	99.5	17,477	88.8	7,937	99.4
Asia	1,488	7.0	—	—	1,462	7.4	—	—
Other	794	3.7	45	0.5	754	3.8	45	0.6

Total Commercial Loans(1)	$21,274	100.0%	$8,523	100.0%	$19,693	100.0%	$7,982	100.0%

	March 31, 2008				December 31, 2007
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$4,478	21.0%	$1,921	22.5%	$4,140	21.0%	$1,908	23.9%
Office buildings	3,820	17.9	1,649	19.4	3,677	18.7	1,581	19.8
Apartment complexes	3,587	16.9	1,706	20.0	3,419	17.4	1,554	19.5
Other	2,613	12.3	887	10.4	2,525	12.8	809	10.1
Retail stores	3,051	14.3	1,382	16.2	2,576	13.1	1,275	16.0
Agricultural properties	1,269	6.0	824	9.7	1,289	6.5	854	10.7
Residential properties	972	4.6	1	0.0	938	4.8	1	—

Subtotal of collateralized loans	19,790	93.0	8,370	98.2	18,564	94.3	7,982	100.0
Uncollateralized loans	1,484	7.0	153	1.8	1,129	5.7	—	—

Total Commercial Loans(1)	$21,274	100.0%	$8,523	100.0%	$19,693	100.0%	$7,982	100.0%

(1)	Excluded from the tables above are commercial loans held outside the general account in other entities and operations. For additional information regarding commercial loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

Loan to value and debt service coverage ratios are measures commonly used to assess the quality of commercial loans. The loan to value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan to value ratios greater than 100% percent indicate that the loan amount is greater than the collateral value. Therefore, all else being equal, a smaller loan to value ratio generally indicates a higher quality security. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicates that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a larger debt service coverage ratio generally indicates a higher quality security.

The increase in our general account investments in commercial loans as of March 31, 2008 reflects higher origination activity in 2008. Unfavorable credit market conditions beginning during the second half of 2007 led to decreased activity by securitization lenders in the commercial loan market, and therefore greater opportunities for increased originations by portfolio lenders such as our general account. The average loan-to-value ratio on 2008 general account originations was below 60%, which is consistent with originations over the last several years. As of March 31, 2008, our general account investments in commercial loans attributable to the Financial Services Businesses had an average debt service coverage ratio of 1.80 times, and an average loan-to-value ratio of 52%. As of March 31, 2008, our general account investments in commercial loans attributable to the Closed Block Business had an average debt service coverage ratio of 1.86 times, and an average loan-to-value ratio of 44%. These loan to value ratios are lower than our origination loan to value ratio due to principal payments on the loan balances and appreciation of the underlying collateral value. The values utilized in calculating these loan to value ratios were developed as part of our annual review of the commercial loan portfolio, which includes a quality re-rating as well as an internal evaluation of the underlying collateral value. The following tables set forth the gross carrying value of our general account investments in commercial loans attributable to the Financial Services Businesses and the Closed Block Business as of March 31, 2008 by loan to value and debt service coverage ratios.

	March 31, 2008
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial loans by loan to value ratio:
0% – 50%	$6,908	34.9%	$4,211	50.3%
50% – 60%	4,479	22.6	1,667	19.9
60% – 70%	5,069	25.6	1,635	19.5
70% – 80%	1,969	10.0	775	9.3
80% – 90%	266	1.3	55	0.7
90% – 100%	1,099	5.6	27	0.3
Greater than 100%	—	—	—	—

Total collateralized loans	$19,790	100.0%	$8,370	100.0%

	March 31, 2008
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial loans by debt service coverage ratio:
Greater than 1.8 times	$7,873	41.9%	$3,935	47.0%
1.5 times – 1.8 times	4,953	26.4	1,679	20.1
1.2 times – 1.5 times	4,294	22.8	1,979	23.6
1.0 times – 1.2 times	1,315	7.0	694	8.3
Less than 1.0 times	363	1.9	83	1.0

Total collateralized loans(1)	$18,798	100.0%	$8,370	100.0%

(1)	Excluded from the table above are commercial loans attributable to the Financial Services Businesses with a carrying value of $31 million related to loans collateralized by aviation assets. Also excluded from the table above are commercial loans attributable to the Financial Services Businesses with carrying value of $961 million related to Japanese recourse loans.

The following tables set forth the breakdown of our commercial loan portfolio by year of origination as of March 31, 2008.

	March 31, 2008
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2008	$1,338	6.8	$438	5.2
2007	4,690	23.7	1,630	19.5
2006	3,714	18.7	1,125	13.4
2005	2,450	12.4	867	10.4
2004	1,843	9.3	1,109	13.3
2003 and prior	5,755	29.1	3,201	38.2

Total collateralized Loans	$19,790	100.0%	$8,370	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	March 31, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$21,216	$8,522	$19,631	$7,981
Delinquent, not in foreclosure	45	—	50	—
Delinquent, in foreclosure	7	—	7	—
Restructured	6	1	5	1

Total Commercial Loans	$21,274	$8,523	$19,693	$7,982

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	March 31, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$90	$28	$94	$35
(Release of)/addition to allowance for losses	2	1	(5)	(7)
Charge-offs, net of recoveries	—	—	—	—
Change in foreign exchange	2	—	1	—

Allowance, end of period	$94	$29	$90	$28

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	March 31, 2008				December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$4,431	$165	$404	$4,192	$4,233	$317	$179	$4,371
Private equity	348	8	5	351	254	9	5	258

Total Equity	$4,779	$173	$409	$4,543	$4,487	$326	$184	$4,629

Public equity securities include mutual fund shares representing our interest in the underlying assets of certain of our separate account investments. These mutual funds invest primarily in high yield bonds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of March 31, 2008 were $1,468 million, $5 million, $85 million, and $1,388 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2007 were $1,447 million, $8 million, $26 million, and $1,429 million, respectively

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	March 31, 2008				December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,312	$514	$265	$3,561	$3,381	$742	$200	$3,923
Private equity	17	—	—	17	17	—	—	17

Total Equity	$3,329	$514	$265	$3,578	$3,398	$742	$200	$3,940

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

	March 31, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$2,429	$91	$3,714	$93
Three months or greater but less than six months	1,449	94	231	17
Six months or greater but less than nine months	34	1	100	4
Nine months or greater but less than twelve months	64	7	7	1
Greater than twelve months	—	—	7	—

Total	$3,976	$193	$4,059	$115

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$607	$184	$201	$55
Three months or greater but less than six months	100	32	45	14
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$707	$216	$246	$69

The gross unrealized losses as of March 31, 2008 were primarily concentrated in the finance, other and manufacturing sectors compared to December 31, 2007 where the gross unrealized losses were primarily concentrated in the manufacturing and other sectors. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

	March 31, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$2,456	$96	$2,965	$96
Three months or greater but less than six months	389	30	90	15
Six months or greater but less than nine months	35	2	40	3
Nine months or greater but less than twelve months	14	1	4	1
Greater than twelve months	—	—	3	—

Total	$2,894	$129	$3,102	$115

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$210	$61	$241	$66
Three months or greater but less than six months	225	75	54	19
Six months or greater but less than nine months r	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$435	$136	$295	$85

The gross unrealized losses as of March 31, 2008 were primarily concentrated in the finance, services, and manufacturing sectors compared to December 31, 2007 where the gross unrealized losses were primarily concentrated in the finance and services sectors. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

Impairments of Equity Securities

For those equity securities classified as available for sale we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

•	the extent and the duration of the decline; including, but not limited to, the following general guidelines;

•	declines in value greater than 20%, maintained for six months or greater;

•	declines in value maintained for one year or greater; and

•	declines in value greater than 50%

•	the reasons for the decline in value (credit event, currency or market fluctuation);

•

our ability and intent to hold the investment for a period of time to allow for a recovery of value, including equity securities managed by independent third parties where we do not have management discretion; and

•	the financial condition of and near-term prospects of the issuer.

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for publicly traded equity securities are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Impairments on equity securities are included in “Realized investment gains (losses), net” and are excluded from adjusted operating income. For further information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities,” above.

Impairments of equity securities attributable to the Financial Services Businesses were $48 million and $15 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Impairments of equity securities attributable to the Closed Block Business were $52 million and $1 million for the three months ended March 31, 2008 and March 31, 2007, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$362	$327	$342	$308
Non real estate related	852	1,040	755	1,014
Real estate held through direct ownership	1,033	—	946	—
Other	446	(228)	681	(54)

Total other long-term investments	$2,693	$1,139	$2,724	$1,268

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,612	$1,431
Private, available for sale, at fair value	23	42
Other trading account assets, at fair value	2,474	3,267
Equity securities, available for sale, at fair value	8	11
Commercial loans, at book value	2,264	2,490
Securities purchased under agreements to resell	178	129
Other long-term investments	2,573	2,439
Short-term investments	1,562	1,254

Total investments	$10,694	$11,063

The table above includes the invested assets of our securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet are not included.

Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. Our derivatives trading operations also engage in trading activities. We maintain trading positions in various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. We seek to use short security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks associated with these positions. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. The positions held relating to these trading operations are primarily included in “Other trading account assets.”

In our banking operations, customer deposit liabilities are primarily supported by fixed maturity and short-term investments, in addition to cash and cash equivalents.

As part of our asset management operations we make proprietary investments in real estate and private equity, as well as debt, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage. These proprietary investments are primarily included in “Other long-term investments.” As part of our asset management operations we also make short term loans to our managed funds that are secured by equity commitments from investors or assets of the funds.

Our asset management operations also include our commercial mortgage operations, which provide mortgage origination and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans when we expect the loans will lead to securitization or other sale opportunities. These mortgage loans are included in “Commercial loans,” with the related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.” For additional information regarding our decision to exit our commercial mortgage securitization operations, which involved the origination and purchase of commercial mortgage loans for sale into commercial mortgage-backed securitization transactions, together with related hedging activities, see “—Divested Businesses,” above.

As of March 31, 2008, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of $602 million and fair value of $611 million, all of which have credit ratings of AAA, and available for sale commercial mortgage-backed securities with amortized cost of $12 million and fair value of $11 million, 41% of which have credit ratings of AAA and the remaining 59% of which have credit ratings of BB. An additional $445 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of March 31, 2008, of which 83% have AAA credit ratings, 7% have AA credit ratings, 7% have A credit ratings, and the remaining 3% have BBB credit ratings.

As of March 31, 2008, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $258 million and fair value of $244 million. Based on amortized cost, 75% have credit ratings of AAA, and the remaining 25% have BBB or below credit ratings. Included within these asset-backed securities as of March 31, 2008, are securities collateralized by sub-prime mortgages with amortized cost and fair value of $9 million, all of which have AAA credit ratings, with $8 million in the 2006 vintage and $1 million in the 2003 vintage. Also included are collateralized debt obligations with amortized cost of $49 million and fair value of $41 million, with none secured by sub-prime mortgages. An additional $15 million of asset-backed securities held outside the general account as of March 31, 2008 are classified as other trading account assets, all of which have credit ratings of AAA.

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, share repurchases, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities, as well as the “—Alternative Sources of Liquidity” described below.

During the latter half of 2007 and continuing through the first quarter 2008, dislocations in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, have generally resulted in increased cost of credit for financial institutions in the marketplace. While credit has generally become more expensive, Prudential Financial’s ability to access the capital markets has not been materially impacted.

Management monitors the liquidity of Prudential Financial and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds described above are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of March 31, 2008, Prudential Financial had cash and short-term investments of approximately $2.972 billion, a decrease of $1.732 billion from December 31, 2007. Prudential Financial’s principal sources and uses of cash and short-term investments for the first three months of 2008 were as follows:

Three Months Ended March 31, 2008
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$166
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	247
Proceeds from the issuance of long-term debt, net of repayments(3)	597
Proceeds from stock-based compensation and exercise of stock options	68

Total sources	1,078

Uses:
Capital contributions to subsidiaries(4)	396
Share repurchases(5)	869
Shareholder dividends	75
Repayment of short term debts, net of issuances	711
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	247
Net payment under intercompany loan agreements	456
Other, net	56

Total uses	2,810

Net decrease in cash and short-term investments	$(1,732)

(1)	Includes dividends and/or returns of capital of $146 million from asset management subsidiaries, $14 million from international insurance and investments subsidiaries and $6 million from Prudential Annuities.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes capital contributions of $182 million to asset management subsidiaries, $128 million to international insurance and investments subsidiaries, and $86 million to other insurance businesses.
(5)	See “—Uses of Capital—Share Repurchases.”

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. We also monitor Prudential Financial’s ability to cover its fixed cash obligations, such as interest expense, to ensure it is at a level consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. There have been no changes during 2008 to our ratings, which were disclosed in “Business—Ratings” in our 2007 Annual Report on Form 10-K.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of March 31, 2008 was as follows:

March 31, 2008
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension /postretirement benefits)	$22,499
Capital debt(1)	6,365

Total capital	$28,864

(1)	Our capital debt to total capital ratio was 22.1% as of March 31, 2008, which includes capital debt we expect will be paid down from the dividends anticipated to be received from subsidiaries in the second quarter of 2008.

As shown in the table above, as of March 31, 2008, the Financial Services Businesses had approximately $28.9 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that this level of capital exceeds the amount required to support current business risks by over $1.5 billion as of March 31, 2008. Although a significant portion of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources provide financial flexibility to the Company.

We believe that migrating toward a capital structure comprised of 70% attributed equity, 20% capital debt and 10% hybrid equity securities is consistent with our ratings objectives for Prudential Financial, and would support the issuance of approximately $3.0 billion of additional capital debt and hybrid equity securities. This capital structure assumes that the hybrid equity securities we issue are attributed 75% equity credit, with the remaining 25% treated as capital debt, and that market conditions exist which make hybrid equity securities a cost effective source of capital.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with our ratings targets. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. As of the date of the most recent annual statutory financial statements filed with the insurance regulators, the total adjusted operating capital of our domestic insurance subsidiaries was in excess of the required RBC levels.

Uses of Capital

Share Repurchases

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

Our stock repurchase program at current levels is dependent on dividends and returns of capital from subsidiaries, as well as proceeds from the issuance of capital debt and hybrid securities. During the first quarter of 2008, we repurchased 11.4 million shares of our Common Stock at a total cost of $869 million.

Our share repurchase program is reviewed quarterly by the Finance Committee of Prudential Financial’s Board of Directors. Numerous factors could impact our share repurchase program, including increased capital needs of our businesses due to opportunities for organic growth, acquisitions, adverse market conditions impacting the earnings of our business or factors affecting our ability to access the capital markets.

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

Economic Capital

We are in the process of developing an economic capital framework, and have begun using economic capital as an additional source of information for our business decisions. As we continue developing the framework, we will be assessing our overall capital position, including our view of excess capital, using both economic capital and our current framework, which is primarily based on risk based capital measures.

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

Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements and market volatility. As of March 31, 2008 and December 31, 2007, our domestic insurance entities had lendable assets of $73.7 billion and $76.5 billion, respectively. Of this amount, $13.0 billion and $16.3 billion, as of March 31, 2008 and December 31 2007, respectively, were on loan, the remainder of which, depending on market conditions, are available to be financed through repurchase agreements or securities lending arrangements. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$34,877	46%	$33,837	46%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	19,210	25	18,636	26
At market value	1,204	2	1,162	2
At contract value, less surrender charge of 5% or more	2,392	3	1,594	2

Subtotal	57,683	76	55,229	76
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,883	24	17,506	24

Total annuity reserves and deposit liabilities	$75,566	100%	$72,735	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Gross account withdrawals for our domestic insurance operations’ products amounted to approximately $4.6 billion and $5.4 billion for the first three months of 2008 and 2007, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of March 31, 2008 and December 31, 2007, our domestic insurance operations had liquid assets of $135.1 billion and $137.0 billion, respectively, which includes assets financed with $13.0 billion and $16.3 billion of securities lent through repurchase agreements or securities lending arrangements as of March 31, 2008 and December 31, 2007, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $7.7 billion and $7.1 billion as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, $110.8 billion, or 90%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $12.6 billion, or 10%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing short-term cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in realized investment gains or losses or increased borrowing costs affecting results of operations. For a further discussion of realized investment gains or losses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements.

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

As of March 31, 2008, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $5.0 billion. There were no outstanding borrowings under these facilities as of March 31, 2008. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of March 31, 2008 and December 31, 2007, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $59.0 billion and $54.4 billion, respectively. Of those amounts, $31.4 billion and $29.5 billion, respectively, were associated with Gibraltar Life.

Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges, initially 15%, declining to their current 4% level, and reducing to 2% in April 2008 and then to 0% in April 2009, were designed to mitigate the extent, timing, and profitability impact of withdrawals of funds by customers. The charges apply to $22.2 billion and $21.1 billion of Gibraltar Life’s insurance related reserves as of March 31, 2008 and December 31, 2007, respectively.

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and will again be payable in 2009. The special dividend is based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of March 31, 2008, a liability of $485 million related to the special dividend is included in “Policyholders’ dividends.” The special dividend will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $21.8 billion and $19.2 billion of general account insurance related liabilities, other than dividends to policyholders, as of March 31, 2008 and December 31, 2007, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of March 31, 2008 or December 31, 2007. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of March 31, 2008 and December 31, 2007, our international insurance subsidiaries had cash and short-term investments of approximately $1.5 billion and $1.1 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $46.0 billion and $42.1 billion, respectively. As of March 31, 2008, $44.7 billion, or 97%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.3 billion, or 3%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $24.7 billion of the investment grade fixed maturity investments and $0.7 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

Asset Management Subsidiaries

Our asset management businesses, which include real estate, public and private fixed income and public equity asset management, as well as commercial mortgage origination and servicing, proprietary investing and retail investment products, such as mutual funds and other retail services, are largely unregulated from the standpoint of dividends and distributions. Our asset management subsidiaries through which we conduct these businesses generally do not have restrictions on the amount of distributions they can make, and provide a relatively stable source of significant cash flow to Prudential Financial.

The principal sources of liquidity for our asset management subsidiaries include asset management fees, revenues from proprietary investments, including commercial mortgage operations, and available borrowing lines from internal sources including Prudential Funding and Prudential Financial, as well as from third parties. The principal uses of liquidity include the financing associated with our proprietary investments, including commercial mortgage operations, general and administrative expenses, and distribution of dividends and returns of capital to Prudential Financial.

The primary liquidity risks for our asset management subsidiaries relate to their profitability, which is impacted by market conditions and our investment management performance. Our asset management subsidiaries continue to maintain sufficiently liquid balance sheets. As of March 31, 2008 and December 31,

2007, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.773 billion and $1.153 billion, respectively. We believe the cash flows from our asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

In reporting results for the three months ended March 31, 2008, we have classified our commercial mortgage securitization operations as a divested business for all periods reported, reflecting our decision to exit this business. We will retain and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. We do not expect this decision to have a material impact on the liquidity of our Asset Management subsidiaries. For further details, see “—Divested Businesses.”

Prudential Securities Group

As of March 31, 2008 and December 31, 2007, Prudential Securities Group’s assets totaled $10.8 billion and $8.1 billion, respectively. Prudential Securities Group owns our investment in Wachovia Securities, which we account for under the equity method, as well as other wholly owned businesses. On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information concerning this acquisition and its effect on our investment in Wachovia Securities. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $65 million and $86 million for the three months ended March 31, 2008 and 2007, respectively.

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

Financing Activities

As of March 31, 2008 and December 31, 2007, total short- and long-term debt of the Company on a consolidated basis was $31.3 billion and $29.8 billion, respectively, which includes $16.9 billion and $16.7 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt to consolidated subsidiaries, as of the dates indicated:

	March 31, 2008	December 31, 2007
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$574	$1,293
Floating rate convertible senior notes	4,883	4,883
Current portion of long-term debt	1,138	973
General obligation long-term debt:
Senior debt	7,277	6,875
Retail medium-term notes	2,980	2,688

Total general obligations	$16,852	$16,712

The following table presents, as of March 31, 2008, Prudential Financial’s contractual maturities of its general obligation long-term debt:

	Senior Debt	Retail Medium-term Notes
	(in millions)
2010	$25	$28
2011	25	67
2012	350	101
2013	850	100
2014 and thereafter	6,027	2,684

Total	$7,277	$2,980

Prudential Financial’s short-term debt includes commercial paper borrowings that are primarily used to fund the working capital needs of Prudential Financial’s subsidiaries and Prudential Financial. Prudential Financial’s commercial paper program has a current authorized capacity of $5.0 billion. Prudential Financial’s outstanding commercial paper borrowings decreased $719 million, from $1.293 billion as of December 31, 2007 to $574 million as of March 31, 2008, as a result of commercial paper being replaced by the proceeds from the floating rate convertible senior notes. The weighted average interest rate on the commercial paper borrowings under this program was 4.31% and 5.30% for the three months ended March 31, 2008 and 2007, respectively.

During the latter half of 2007 and continuing through the first quarter of 2008, the credit markets, and specifically the commercial paper market, were adversely impacted by concerns over the sub-prime mortgage exposure of certain financial institutions and asset-backed commercial paper programs. As a result, the financing cost of Prudential Financial commercial paper increased versus its historical cost basis relative to the target federal funds rate as investors demanded a premium for “top-tier split” rated commercial paper; that is, commercial paper rated A-1 by Standard & Poor’s, P-2 by Moody’s and F1 by Fitch.

While the cost of financing Prudential Financial commercial paper has increased, relative to our historical cost basis versus the target federal funds rate, we experienced no material change in investor demand for our commercial paper, which remains sufficient to meet our financing needs. We continue to monitor market conditions and believe we have sufficient flexibility to reduce our borrowings under the Prudential Financial commercial paper program, if needed, through our alternative sources of liquidity, as discussed under “—Alternative Sources of Liquidity,” liquidation of assets, drawing on our available lines of credit or pursuing other options as appropriate.

In March 2006, Prudential Financial filed an updated shelf registration statement with the SEC, superseding its previous shelf registration statement, which permits the issuance of public debt, equity and hybrid securities. The updated shelf registration statement was established under the SEC rules adopted in 2005 that allow for automatic effectiveness upon filing, pay-as-you-go fees and the ability to add securities by filing automatically effective amendments for companies qualifying as “Well-Known Seasoned Issuers.” As a result, this new shelf registration statement has no stated issuance capacity.

In March 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program under the shelf registration statement, which superseded its Medium-Term Notes, Series C program. In January 2008, the authorized issuance capacity of the Series D program was increased by $5 billion to $10 billion, and as of March 31, 2008 approximately $4.9 billion remained available under the program. In January 2008, Prudential Financial issued $600 million of 5-year medium term notes under this program. The net proceeds from the sale of these notes were used to fund operating needs of our subsidiaries and for general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.50% and 5.43% for the three months ended March 31, 2008 and 2007, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In March 2006, Prudential Financial filed a prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program, which superseded the 2005 retail medium-term notes program. In March 2008, the authorized issuance capacity of the retail medium-term notes program was increased by $2.5 billion to $5 billion, and as of March 31, 2008 approximately $2.8 billion remained available under the program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior obligations of Prudential Financial and are purchased by retail investors. The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.95% and 5.55% for the three months ended March 31, 2008 and 2007, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In January 2008, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2006 ($2.0 billion). These convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these convertible senior notes is a floating rate equal to 3-month LIBOR minus 2.4%, to be reset quarterly. These convertible senior notes are redeemable by Prudential Financial, at par plus accrued interest, any time on or after December 13, 2007. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date was December 12, 2007. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2008. A majority of the proceeds from the original issuance of these notes were initially invested in an investment grade fixed income portfolio, while the remainder of the proceeds was used for general corporate purposes. Prior to the first date that holders of the notes could require us to repurchase the notes, December 12, 2007, we liquidated the investment portfolio. Currently, the remaining proceeds are invested in short-term instruments and may be used to fund operations or short-term capital needs in lieu of other short-term borrowings in future periods. See Note 12 to our Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K for additional information concerning these convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register any resales of these convertible senior notes and shares of Prudential Financial Common Stock, if any, issued to holders of these convertible senior notes.

In April 2008, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2007 ($3.0 billion). These convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. Prudential Financial used the majority of the offering proceeds to fund operating needs of our subsidiaries, purchase short-term investment grade fixed income investments, and general corporate purposes, as well as to repurchase shares of its common stock under the 2007 share repurchase authorization. A portion of the offering proceeds used to fund the operating needs of subsidiaries were used to reduce Prudential Financial’s commercial paper borrowings and to extend the duration of our borrowings to better match the duration of the subsidiaries’ related assets. These convertible senior notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date is June 15, 2009. The interest rate on these convertible senior notes is a floating rate equal to 3-month LIBOR minus 1.63%, to be reset quarterly. See Note 12 to our Consolidated Financial Statements included in our

2007 Annual Report on Form 10-K for additional information concerning these convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement under the shelf registration statement to register any resales of these convertible senior notes and shares of Prudential Financial Common Stock, if any, issued to holders of these convertible senior notes.

In March 2008, Prudential Financial updated its European medium-term notes program under a shelf registration statement. The Company is authorized to issue up to $1.5 billion of notes under the program. As of March 31, 2008, there was no debt outstanding under this program.

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios, primarily within Prudential Insurance. These short-term spread portfolios hold asset-backed securities, a portion of which is collateralized by sub-prime mortgages. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings. We continue to have significant unused secured financing capacity (as discussed under “—Liquidity of Subsidiaries—Domestic Insurance Subsidiaries—Cash Flow”); however, the availability of this financing to roll-over existing financing and to access our unused capacity is contingent on market conditions and may not be available to us on terms that are cost effective.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	March 31, 2008	December 31, 2007
	(in millions)
Borrowings:
General obligation short-term debt	$15,925	$15,349

General obligation long-term debt:
Senior debt	10,774	10,103
Surplus notes(1)	2,294	2,044

Total general obligation long-term debt	13,068	12,147

Total general obligations	28,993	27,496

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	299	308
Limited and non-recourse long-term debt(2)	1,984	1,954

Total limited and non-recourse borrowing	2,283	2,262

Total borrowings(3)	31,276	29,758

Total asset-based financing	14,331	18,236

Total borrowings and asset-based financings	$45,607	$47,994

(1)	As of March 31, 2008 and December 31, 2007, includes $1.850 billion and $1.600 billion, respectively, of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $444 million of fixed rate surplus notes issued by Prudential Insurance.
(2)	As of both March 31, 2008 and December 31, 2007, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(3)	Does not include $8.7 billion and $8.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of March 31, 2008 and December 31, 2007, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $1.497 billion from December 31, 2007 to March 31, 2008, reflecting a $921 million net increase in long-term debt and a $576 million net increase in short-term debt. The net increase in long-term debt was primarily driven by the net issuance of medium-term notes, retail medium-term notes, and surplus notes, partially offset by the reclassification of long-term debt to short-term debt, in the first quarter of 2008. The net increase in short-term debt was primarily due to an increase in outstanding commercial paper supporting our operating businesses at Prudential Funding, as well as the reclassification of long-term debt to short-term debt, partially offset by a decrease in outstanding commercial paper at Prudential Financial.

Prudential Funding’s commercial paper and master note borrowings were $8.5 billion and $7.3 billion as of March 31, 2008 and December 31, 2007, respectively. Prudential Funding’s commercial paper program has a current authorized capacity of $12.0 billion. The weighted average interest rates on the commercial paper borrowings and master notes were 3.37% and 5.26% for the three months ended March 31, 2008 and 2007, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

During the latter half of 2007 and continuing through the first quarter of 2008, the financing cost of Prudential Funding’s commercial paper remained relatively unchanged versus its historical cost basis relative to the target federal funds rate. Prudential Funding’s commercial paper is rated A-1+, P-1, F1+ by Standard & Poor’s, Moody’s, and Fitch, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of March 31, 2008 and December 31, 2007, of which $600 million was reflected in the general obligation short-term debt as of March 31, 2008 and December 31, 2007. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 4.94%, and 6.18% for the three months ended March 31, 2008 and 2007, respectively.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. In the first quarter of 2008, the subsidiary issued an additional $250 million of surplus notes, resulting in total outstanding notes under this facility of $1.350 billion and $1.100 billion as of March 31, 2008 and December 31, 2007, respectively. See Note 12 to our Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K for additional information.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of March 31, 2008 and December 31, 2007 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	March 31, 2008	December 31, 2007
	(in millions)
General obligations:
Capital debt	$6,365	$4,781
Investment related	16,333	16,379
Securities business related	4,618	4,776
Specified other businesses	1,677	1,560

Total general obligations	28,993	27,496
Limited and non-recourse debt	2,283	2,262

Total borrowings	$31,276	$29,758

Short-term debt	$16,224	$15,657
Long-term debt	15,052	14,101

Total borrowings	$31,276	$29,758

Borrowings of Financial Services Businesses	$27,090	$26,865
Borrowings of Closed Block Business	4,186	2,893

Total borrowings	$31,276	$29,758

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. As of March 31, 2008 and December 31, 2007, the outstanding aggregate principal amount of such notes totaled approximately $8.7 billion and $8.5 billion, respectively, out of a total authorized amount of up to $15 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of March 31, 2008, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $5.0 billion. This amount includes a $500 million 364-day credit agreement that expires in December 2008, which includes eight financial institutions, a $2.0 billion 5-year credit facility that expires in May 2012, which includes 23 financial institutions, and an additional $2.5 billion credit facility, of which $200 million expires on Dec 2011 and $2.3 billion expires in December 2012, which includes 21 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of March 31, 2008.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2007 was $11.0 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is also conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $22.7 billion and $23.5 billion as of March 31, 2008 and December 31, 2007, respectively. We also use uncommitted lines of credit from banks and other financial institutions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2007, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2007, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities and Exchange Commission.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate including, in both cases, businesses that have either been divested or placed in wind-down status. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

In January and February 2008, in In Re Employee Benefit Insurance Brokerage Antitrust Litigation, the United States District Court for the District of New Jersey dismissed the federal claims with prejudice and the state law claims without prejudice. Plaintiffs have filed a notice of appeal to the Third Circuit Court of Appeals.

In March 2008, in Bouder v. Prudential Financial, Inc. and The Prudential Insurance Company of America, the United States District Court for the District of New Jersey granted plaintiffs’ motion to conditionally certify a nationwide class.

In April 2008, Prudential Insurance reached a settlement of proceedings relating to payments to insurance intermediaries and certain other practices with the District Attorneys of San Diego, Los Angeles and Alameda counties. Pursuant to this settlement, Prudential Insurance paid $350,000 in penalties and costs.

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

The foregoing discussion is limited to recent material developments concerning our legal and regulatory proceedings. See Note 11 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters, including those referred to above.

Item  1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2008, of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(1)
January 1, 2008 through January 31, 2008	3,448,280	$85.96	3,447,500
February 1, 2008 through February 29, 2008	5,476,870	$73.25	5,027,000
March 1, 2008 through March 31, 2008	2,893,024	$70.38	2,888,000

Total	11,818,174	$76.25	11,362,500	$2,630,945,886

(1)	In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.5 billion of its outstanding Common Stock during calendar year 2008.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock, restricted stock units, and performance shares vested during the period. Restricted stock, restricted stock units, and performance shares were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 6.  Exhibits

10.1	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on October 9, 2007, effective January 1, 2008). (Corrected) *

10.2	First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2006. *

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.

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
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 1, 2008

Exhibit Index

Exhibit Number and Description

10.1	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on October 9, 2007, effective January 1, 2008). (Corrected) *

10.2	First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2006. *

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.