Form 10-Q
period 2008-06-30
PRUDENTIAL FINANCIAL INC
filed 2008-07-31
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 425 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2008 and December 31, 2007 (in millions, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2008—$160,621; 2007—$160,137)	$158,247	$162,162
Held to maturity, at amortized cost (fair value: 2008—$3,490; 2007—$3,543)	3,572	3,548
Trading account assets supporting insurance liabilities, at fair value	14,624	14,473
Other trading account assets, at fair value	3,129	3,613
Equity securities, available for sale, at fair value (cost: 2008—$7,932; 2007—$7,895)	8,095	8,580
Commercial loans (includes $581 measured at fair value at June 30, 2008)	32,464	30,047
Policy loans	9,587	9,337
Securities purchased under agreements to resell	184	129
Other long-term investments	6,931	6,431
Short-term investments	6,818	5,237

Total investments	243,651	243,557
Cash and cash equivalents	9,943	11,060
Accrued investment income	2,196	2,174
Reinsurance recoverables	1,961	2,119
Deferred policy acquisition costs	13,346	12,339
Other assets	24,191	18,982
Separate account assets	179,323	195,583

TOTAL ASSETS	$474,611	$485,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$113,968	$111,468
Policyholders’ account balances	91,785	84,154
Policyholders’ dividends	1,906	3,661
Reinsurance payables	1,377	1,552
Securities sold under agreements to repurchase	8,166	11,441
Cash collateral for loaned securities	4,591	6,312
Income taxes	2,798	3,553
Short-term debt	13,776	15,657
Long-term debt	17,004	14,101
Other liabilities	18,348	14,875
Separate account liabilities	179,323	195,583

Total liabilities	453,042	462,357

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,902,108 and 604,901,479 shares issued as of June 30, 2008 and December 31, 2007, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively)	—	—
Additional paid-in capital	21,833	20,856
Common Stock held in treasury, at cost (178,642,173 and 157,534,628 shares as of June 30, 2008 and December 31, 2007, respectively)	(11,315)	(9,693)
Accumulated other comprehensive income (loss)	(1,445)	447
Retained earnings	12,490	11,841

Total stockholders’ equity	21,569	23,457

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$474,611	$485,814

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2008 and 2007 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Premiums	$3,927	$3,629	$7,885	$7,188
Policy charges and fee income	824	785	1,649	1,570
Net investment income	3,026	2,987	6,053	5,922
Realized investment gains (losses), net	(898)	117	(1,810)	537
Asset management fees and other income	830	907	1,496	1,983

Total revenues	7,709	8,425	15,273	17,200

BENEFITS AND EXPENSES
Policyholders’ benefits	4,011	3,733	8,046	7,418
Interest credited to policyholders’ account balances	745	725	1,382	1,568
Dividends to policyholders	158	605	717	1,316
General and administrative expenses	2,160	2,219	4,439	4,328

Total benefits and expenses	7,074	7,282	14,584	14,630

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	635	1,143	689	2,570

Income tax expense	66	324	95	747

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	569	819	594	1,823
Equity in earnings of operating joint ventures, net of taxes	24	56	67	133

INCOME FROM CONTINUING OPERATIONS	593	875	661	1,956
Income (loss) from discontinued operations, net of taxes	(3)	(29)	(2)	10

NET INCOME	$590	$846	$659	$1,966

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations per share of Common Stock	$1.37	$1.89	$1.56	$4.04
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.06)	(0.01)	0.01

Net income per share of Common Stock	$1.36	$1.83	$1.55	$4.05

Diluted:
Income from continuing operations per share of Common Stock	$1.35	$1.86	$1.53	$3.96
Income (loss) from discontinued operations, net of taxes	—	(0.06)	—	0.02

Net income per share of Common Stock	$1.35	$1.80	$1.53	$3.98

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations per share of Class B Stock	$0.50	$(1.50)	$(9.50)	$37.50
Income from discontinued operations, net of taxes	—	—	—	1.00

Net income (loss) per share of Class B Stock	$0.50	$(1.50)	$(9.50)	$38.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2008 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2007	$6	$—	$20,856	$11,841	$(9,693)	$447	$23,457
Common Stock acquired	—	—	—	—	(1,750)	—	(1,750)
Stock-based compensation programs	—	—	—	(13)	128	—	115
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	—	—	977	—	—	—	977
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	3	—	—	3
Comprehensive income:
Net income	—	—	—	659	—	—	659
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,892)	(1,892)

Total comprehensive income (loss)	—	—	—	—	—	—	(1,233)

Balance, June 30, 2008	$6	$—	$21,833	$12,490	$(11,315)	$(1,445)	$21,569

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007 (in millions)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$659	$1,966
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	1,810	(537)
Policy charges and fee income	(537)	(473)
Interest credited to policyholders’ account balances	1,382	1,568
Depreciation and amortization	178	97
Change in:
Deferred policy acquisition costs	(513)	(518)
Future policy benefits and other insurance liabilities	1,751	1,285
Trading account assets supporting insurance liabilities and other trading account assets	302	(16)
Income taxes	(465)	34
Other, net	(962)	(626)

Cash flows from operating activities	3,605	2,780

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	46,923	44,192
Fixed maturities, held to maturity	111	135
Trading account assets supporting insurance liabilities and other trading account assets	11,952	—
Equity securities, available for sale	1,899	2,759
Commercial loans	1,162	2,474
Policy loans	716	640
Other long-term investments	525	536
Short-term investments	16,159	4,424
Payments for the purchase/origination of:
Fixed maturities, available for sale	(45,610)	(42,845)
Fixed maturities, held to maturity	(24)	(122)
Trading account assets supporting insurance liabilities and other trading account assets	(13,148)	—
Equity securities, available for sale	(2,151)	(2,751)
Commercial loans	(3,404)	(3,003)
Policy loans	(737)	(628)
Other long-term investments	(1,477)	(943)
Short-term investments	(17,807)	(6,273)
Other, net	(158)	(92)

Cash flows used in investing activities	(5,069)	(1,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	16,585	10,404
Policyholders’ account withdrawals	(10,603)	(10,397)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(4,838)	(2,409)
Cash dividends paid on Common Stock	(83)	(80)
Net change in financing arrangements (maturities 90 days or less)	(1,244)	578
Common Stock acquired	(1,717)	(1,451)
Common Stock reissued for exercise of stock options	56	137
Proceeds from the issuance of debt (maturities longer than 90 days)	5,788	2,450
Repayments of debt (maturities longer than 90 days)	(3,444)	(3,042)
Excess tax benefits from share-based payment arrangements	15	79
Other, net	(185)	355

Cash flows from (used in) financing activities	330	(3,376)

Effect of foreign exchange rate changes on cash balances	17	(25)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,117)	(2,118)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,060	8,589

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,943	$6,471

NON-CASH TRANSACTIONS DURING THE PERIOD
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$977	$—
Treasury Stock shares issued for convertible debt redemption	$—	$135
Treasury Stock shares issued for stock-based compensation programs	$87	$92

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Current Report on Form 8-K dated May 16, 2008.

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three and six months ended June 30, 2008 would have been increased by $0.2 million and $1 million, respectively, with no reportable impact to the earnings per share of Common Stock, on both a basic and diluted basis. Net income of the Financial Services Businesses for the three months ended June 30, 2007 would have been increased by $2 million, with no reportable impact to the earnings per share of Common Stock, on both a basic and diluted basis. Net income of the Financial Services Businesses for the six months ended June 30, 2007 would have been increased by $5 million, or $0.01 per share of Common Stock, on both a basic and diluted basis.

Income Taxes

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. It is reasonably possible that the total amount of unrecognized tax benefits will decrease anywhere from $0 to $295 million within the next 12 months due to the expiration of the statute of limitations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Due to volatility in the credit markets, the Company experienced unexpected volatility in the fair value of the aforementioned fixed rate commercial loans held for investment that was not substantially offset by the associated interest rate derivative hedges during the quarter ended March 31, 2008. Therefore, the Company decided to no longer elect the fair value option on loans held for investment that were originated after March 31, 2008, and has applied hedge accounting under SFAS No. 133. See Note 10 for more information on SFAS No. 159.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change practices in determining fair value. The Company adopted this guidance effective January 1, 2008. See Note 10 for more information on SFAS No. 157.

In November 2007, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 effective January 1, 2008 for its loan commitments that are recorded at fair value through earnings. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Recent Accounting Pronouncements

In June 2008, the FASB Emerging Issues Task Force (“EITF”) reached consensus on the following issues contained in EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock:” (1) how an entity should evaluate whether an instrument (or embedded feature) is indexed to the entity’s own stock; (2) how the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to the entity’s own stock; (3) how an issuer should account for market-based employee stock option valuation instruments. This guidance clarifies what instruments qualify as indexed to an entity’s own stock and are thereby exempt from requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eligible for equity classification under EITF Issue No. 00-19, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other then Employees.” This guidance is effective for fiscal years and interim periods beginning after December 15, 2008. Early application is not permitted. The Company is currently assessing the impact of EITF Issue No. 07-5 on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, and must be applied retrospectively to all EPS data presented. The Company is currently assessing the impact of FSP EITF 03-6-1 on the Company’s calculation of EPS and the EPS data presented within the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP, which is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively, addresses the accounting for certain convertible debt instruments including those that have been issued by the Company. It requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity within additional paid-in capital. The liability component of the debt instrument is accreted to par using the effective yield method, with the accretion being reported as a component of interest expense. Bond issuance costs are allocated to the debt and equity components in proportion to the debt proceeds. The Company is currently assessing the impact of FSP APB 14-1 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The new guidance

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date and the disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company is currently assessing the impact of this FSP on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of FASB Statement No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on the notes to the consolidated financial statements.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Additional Investment in UBI Pramerica

On January 18, 2008, the Company made an additional investment of $154 million in its UBI Pramerica operating joint venture in Italy, which is accounted for under the equity method. This additional investment was necessary to maintain the Company’s ownership interest at 35 percent and was a result of the merger of the Company’s joint venture partner with another Italian bank, and their subsequent consolidation of their asset management companies into the UBI Pramerica joint venture.

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Equity sales, trading and research operations	$(1)	$(105)	$(2)	$(103)
Real estate investments sold or held for sale	—	44	1	62
International securities operations	(3)	4	(2)	1
Healthcare operations	—	—	—	5

Income (loss) from discontinued operations before income taxes	(4)	(57)	(3)	(35)
Income tax expense (benefit)	(1)	(28)	(1)	(45)

Income (loss) from discontinued operations, net of taxes	$(3)	$(29)	$(2)	$10

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The six months ended June 30, 2007 includes a $28 million tax benefit associated with a discontinued international business. Real estate investments sold or held for sale reflects the income from discontinued real estate investments.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $137 million and $4 million, respectively, as of June 30, 2008 and $242 million and $98 million, respectively, as of December 31, 2007. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. At December 31, 2007, the Company recognized a policyholder dividend obligation of $732 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains (losses) that arose subsequent to the establishment of the Closed Block were reflected as an adjustment to the policyholder dividend obligation of $1.047 billion as of December 31, 2007, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” As of June 30, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $83 million. However, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of June 30, 2008 was reduced to zero. See the table below for changes in the components of the policyholder dividend obligation for the six months ended June 30, 2008.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,471	$51,208
Policyholders’ dividends payable	1,204	1,212
Policyholder dividend obligation	—	1,779
Policyholders’ account balances	5,586	5,555
Other Closed Block liabilities	6,743	10,649

Total Closed Block Liabilities	65,004	70,403

Closed Block Assets
Fixed maturities, available for sale, at fair value	39,860	45,459
Other trading account assets, at fair value	145	142
Equity securities, available for sale, at fair value	3,454	3,858
Commercial loans	8,004	7,353
Policy loans	5,380	5,395
Other long-term investments	1,290	1,311
Short-term investments	1,146	1,326

Total investments	59,279	64,844
Cash and cash equivalents	1,082	1,310
Accrued investment income	617	630
Other Closed Block assets	536	581

Total Closed Block Assets	61,514	67,365

Excess of reported Closed Block Liabilities over Closed Block Assets	3,490	3,038
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	(558)	1,006
Allocated to policyholder dividend obligation	83	(1,047)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,015	$2,997

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2008
(in millions)
Balance, January 1, 2008	$1,779
Impact from earnings allocable to policyholder dividend obligation	(649)
Change in net unrealized investment gains (losses)	(1,130)

Balance, June 30, 2008	$—

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Revenues
Premiums	$965	$945	$1,821	$1,783
Net investment income	800	866	1,641	1,725
Realized investment gains (losses), net	(349)	(7)	(444)	193
Other income	8	11	27	24

Total Closed Block revenues	1,424	1,815	3,045	3,725

Benefits and Expenses
Policyholders’ benefits	1,093	1,074	2,065	2,023
Interest credited to policyholders’ account balances	35	35	70	71
Dividends to policyholders	155	576	657	1,259
General and administrative expenses	160	177	332	348

Total Closed Block benefits and expenses	1,443	1,862	3,124	3,701

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(19)	(47)	(79)	24

Income tax expense (benefit)	(9)	(58)	(61)	5

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	(10)	11	(18)	19
Income from discontinued operations, net of taxes	—	—	—	2

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$(10)	$11	$(18)	$21

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

5. STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2007	604.9	157.5	447.4	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	23.2	(23.2)	—
Stock-based compensation programs(1)	—	(2.1)	2.1	—

Balance, June 30, 2008	604.9	178.6	426.3	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

Common Stock Held in Treasury

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase at the discretion of management up to $3.5 billion of its outstanding Common Stock in calendar year 2008. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The 2008 stock repurchase program supersedes all previous repurchase programs. During the six months ended June 30, 2008, the Company acquired 23.2 million shares of its Common Stock at a total cost of $1.750 billion.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$590	$846	$659	$1,966
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	8	(111)	261	(151)
Change in net unrealized investments gains (losses)(1)	(926)	(741)	(2,164)	(540)
Change in pension and postretirement unrecognized net periodic benefit	12	12	11	24

Other comprehensive income (loss)(2)	(906)	(840)	(1,892)	(667)

Comprehensive income (loss)	$(316)	$6	$(1,233)	$1,299

(1)	Includes cash flow hedges of $23 million and $(5) million for the three months ended June 30, 2008 and 2007, respectively, and $(53) million and $(2) million for the six months ended June 30, 2008 and 2007, respectively.
(2)	Amounts are net of tax expense (benefit) of $(625) million and $(345) million for the three months June 30, 2008 and 2007, respectively and $(1,156) million and $(214) million for the six months ended June 30, 2008 and 2007, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2008 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2007	$312	$400	$(265)	$447
Change in component during period	261	(2,164)	11	(1,892)

Balance, June 30, 2008	$573	$(1,764)	$(254)	$(1,445)

(1)	Includes cash flow hedges of $(226) million and $(173) million as of June 30, 2008 and December 31, 2007, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$578			$864
Direct equity adjustment	14			14

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$592	431.9	$1.37	$878	463.7	$1.89

Effect of dilutive securities and compensation programs
Stock options		3.6			5.8
Deferred and long-term compensation programs		2.2			2.5
Convertible senior notes		—			0.8

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$592	437.7	$1.35	$878	472.8	$1.86

	Six Months Ended June 30,
	2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$654			$1,852
Direct equity adjustment	26			29

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$680	437.0	$1.56	$1,881	466.0	$4.04

Effect of dilutive securities and compensation programs
Stock options		3.7			5.8
Deferred and long-term compensation programs		2.4			2.7
Convertible senior notes		—			0.4

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$680	443.1	$1.53	$1,881	474.9	$3.96

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended June 30, 2008 and 2007, 7.0 million and 1.6 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $79.62 and $91.66 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the six months ended June 30, 2008 and 2007, 5.6 million and 1.4 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $81.03 and $91.53 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The $2.0 billion November 2005 issuance was called for redemption in May 2007, as discussed in Note 7 below. These notes were dilutive to earnings per share for the three and six months ended June 30, 2007 by 0.8 million and 0.4 million shares, respectively, for the period prior to the conversion date, as the average market price of the Common Stock was above $90.00, the initial conversion price. The $2.0 billion December 2006 issuance will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. The $3.0 billion December 2007 issuance will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock was $0.50 and $(1.50) for the three months ended June 30, 2008 and 2007, respectively, and $(9.50) and $37.50 for the six months ended June 30, 2008 and 2007, respectively.

The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended June 30, 2008 and 2007 amounted to $1 million and $(3) million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $14 million for both the three months ended June 30, 2008 and 2007. The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the six months ended June 30, 2008 and 2007 amounted to $(19) million and $75 million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $26 million and $29 million for the six months ended June 30, 2008 and 2007, respectively. For the three and six months ended June 30, 2008 and 2007, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to 2.0 million. There are no potentially dilutive shares associated with the Class B Stock.

7. DEBT

Junior Subordinated Notes

In June 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors. Also in June 2008, Prudential Financial issued $800 million of junior subordinated notes to retail investors with a fixed interest rate of 9.0% paid quarterly. Both issuances are considered hybrid equity securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid equity

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant, or RCC, as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes, subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of debt that is senior to the junior subordinated notes. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid equity securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default. Interest expense on the notes was $2 million for the three and six months ended June 30, 2008. On July 11, 2008, Prudential Financial issued an additional $120 million of retail junior subordinated notes following the underwriters’ exercise of their over-allotment option.

Convertible Senior Notes

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Components of net periodic (benefit) cost
Service cost	$38	$42	$3	$3
Interest cost	117	108	31	34
Expected return on plan assets	(180)	(192)	(40)	(23)
Amortization of prior service cost	11	7	(3)	(1)
Amortization of actuarial (gain) loss, net	4	7	—	4
Special termination benefits	—	2	—	—

Net periodic (benefit) cost	$(10)	$(26)	$(9)	$17

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Components of net periodic (benefit) cost
Service cost	$77	$84	$6	$6
Interest cost	234	216	62	68
Expected return on plan assets	(360)	(384)	(80)	(46)
Amortization of prior service cost	22	14	(6)	(2)
Amortization of actuarial (gain) loss, net	8	14	—	7
Special termination benefits	2	2	—	—

Net periodic (benefit) cost	$(17)	$(54)	$(18)	$33

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

In 2008, the Company classified its commercial mortgage securitization operations as a divested business, reflecting its decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in the Company’s Corporate and Other operations. Accordingly, these results are excluded from adjusted operating

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

income, with prior period results being adjusted to reflect such reclassification. These operations had pre-tax losses of $16 million and $123 million for the three and six months ended June 30, 2008, respectively, and pre-tax gains of $23 million and $32 million for the three and six months ended June 30, 2007, respectively. The Company retained and continues the remainder of its commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of the Asset Management segment.

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

Effective with the first quarter of 2008, the Company amended its definition of adjusted operating income as it relates to certain externally managed investments in the European market held within the general account portfolio. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” Historically, adjusted operating income included cumulative losses and recoveries of such losses on the embedded derivatives in the period they occurred, while cumulative net gains on the embedded derivatives were deferred and amortized into adjusted operating income over the remaining life of the notes.

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

For the three months ended June 30, 2008 and 2007, the Company recorded gains of $22 million and $3 million, respectively, and for the six months ended June 30, 2008 and 2007, the Company recorded a loss of $186 million and a gain of $11 million, respectively, within “Realized investment gains (losses), net” related to the change in value on the embedded derivatives associated with these investments, which are excluded from adjusted operating income under the amended definition. Adjusted operating income under the former definition included gains of $2 million and $3 million, respectively, for the three and six months ended June 30, 2007, which represented the amortization of cumulative deferred gains.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net gains of $3 million and $25 million for the three months ended June 30, 2008 and 2007, respectively, and net gains of $4 million and $46 million for the six months ended June 30, 2008 and 2007, respectively). As of June 30, 2008 and December 31, 2007, the fair value of open contracts used for this purpose was a net asset of $36 million and a net asset of $12 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $17 million and $20 million for the three months ended June 30, 2008 and 2007, respectively, and net gains of $29 million and $43 million for the six months ended June 30, 2008 and 2007, respectively, due to periodic settlements and yield adjustments of such contracts.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net losses of $2 million and net gains of $13 million for the three months ended June 30, 2008 and 2007, respectively, and net losses of $45 million and net gains of $28 million for the six months ended June 30, 2008 and 2007, respectively, related to these products and any associated derivative portfolio.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, including related derivative results, are a principal source of earnings for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and included in adjusted operating income. Net realized investment losses of $44 million and gains of $39 million for the three months ended June 30, 2008 and 2007, respectively, and losses of $83 million and gains of $58 million for the six months ended June 30, 2008 and 2007, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments supporting insurance liabilities in its general account portfolio that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were net gains of $15 million for the three months ended June 30, 2008 and $18 million for the six months ended June 30, 2008. There was no adjustment for the three and six months ended June 30, 2007.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net loss of $18 million and net gain of $13 million for the three months ended June 30, 2008 and 2007, respectively, and net gains of $47 million and $25 million for the six months ended June 30, 2008 and 2007, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life	$103	$141	$199	$242
Individual Annuities	154	180	269	346
Group Insurance	80	69	170	120

Total Insurance Division	337	390	638	708

Asset Management	190	167	309	342
Financial Advisory	23	72	67	169
Retirement	141	138	265	286

Total Investment Division	354	377	641	797

International Insurance	453	410	866	822
International Investments	26	43	52	105

Total International Insurance and Investments Division	479	453	918	927

Corporate Operations	(2)	(26)	(14)	(14)
Real Estate and Relocation Services	(3)	18	(26)	15

Total Corporate and Other	(5)	(8)	(40)	1

Adjusted Operating Income before income taxes for Financial Services Businesses	1,165	1,212	2,157	2,433
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(527)	41	(1,192)	188
Charges related to realized investment gains (losses), net	41	(7)	28	(13)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(123)	(108)	(385)	(26)
Change in experience-rated contractholder liabilities due to asset value changes	94	72	294	10
Divested businesses	(13)	18	(125)	46
Equity in earnings of operating joint ventures	(40)	(100)	(100)	(220)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	597	1,128	677	2,418
Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	38	15	12	152

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$635	$1,143	$689	$2,570

The Insurance division results reflect deferred policy acquisition costs as if the individual annuity business and group insurance business were stand-alone operations. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Financial Services Businesses:
Individual Life	$676	$629	$1,356	$1,260
Individual Annuities	622	632	1,195	1,236
Group Insurance	1,218	1,211	2,475	2,416

Total Insurance Division	2,516	2,472	5,026	4,912

Asset Management	564	590	1,112	1,135
Financial Advisory	36	94	87	205
Retirement	1,207	1,150	2,474	2,313

Total Investment Division	1,807	1,834	3,673	3,653

International Insurance	2,329	2,055	4,654	4,108
International Investments	154	169	330	346

Total International Insurance and Investments Division	2,483	2,224	4,984	4,454

Corporate Operations	25	58	78	158
Real Estate and Relocation Services	63	81	109	140

Total Corporate and Other	88	139	187	298

Total	6,894	6,669	13,870	13,317

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(527)	41	(1,192)	188
Charges related to realized investment gains (losses), net	15	2	16	3
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(123)	(108)	(385)	(26)
Divested businesses	(6)	28	(103)	54
Equity in earnings of operating joint ventures	(40)	(100)	(100)	(220)

Total Financial Services Businesses	6,213	6,532	12,106	13,316

Closed Block Business	1,496	1,893	3,167	3,884

Total per Unaudited Interim Consolidated Financial Statements	$7,709	$8,425	$15,273	$17,200

The Asset Management segment revenues include intersegment revenues of $87 million and $91 million for the three months ended June 30, 2008 and 2007, respectively, and $180 million and $182 million for the six months ended June 30, 2008 and 2007, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	June 30, 2008	December 31, 2007
	(in millions)
Individual Life	$35,574	$36,124
Individual Annuities	74,513	76,685
Group Insurance	30,857	32,913

Total Insurance Division	140,944	145,722

Asset Management	41,379	40,592
Financial Advisory	2,884	1,294
Retirement	126,764	132,614

Total Investment Division	171,027	174,500

International Insurance	68,591	65,387
International Investments	11,114	7,711

Total International Insurance and Investments Division	79,705	73,098

Corporate Operations	13,754	17,430
Real Estate and Relocation Services	1,171	1,281

Total Corporate and Other	14,925	18,711

Total Financial Services Businesses	406,601	412,031

Closed Block Business	68,010	73,783

Total per Unaudited Interim Consolidated Financial Statements	$474,611	$485,814

10. FAIR VALUE

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

Also as discussed in Note 2, in conjunction with the adoption of SFAS No. 159, the Company elected the fair value option for fixed rate commercial loans held for investment that were held at December 31, 2007. This election resulted in $399 million of commercial loans being reported at fair value, with no material impact on the Company’s consolidated financial position. In addition, SFAS No. 159 requires entities to classify cash receipts and cash payments related to items measured at fair value according to their nature and purpose on the Statement of Cash Flows. As a result, cash flows related to trading account assets supporting insurance liabilities and certain other assets are classified as investing rather than operating as of the adoption date of this guidance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities and commercial loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through comparison to internal pricing information and economic indicators as well as backtesting to trade data or other data to confirm that the pricing service significant inputs are observable) or determined through use of valuation methodologies using observable market inputs. Under certain conditions, the Company may conclude the prices received from independent third party pricing services are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the pricing information received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of June 30, 2008 such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from the prices received from the independent pricing services.

Level 3—Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities, certain highly structured over-the-counter derivative contracts, certain commercial loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2008.

	As of June 30, 2008
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$5	$156,383	$1,859	$—	$158,247
Trading account assets supporting insurance liabilities	1,141	13,326	157	—	14,624
Other trading account assets	674	4,168	640	(2,353)	3,129
Equity securities, available for sale	5,596	2,361	138	—	8,095
Commercial loans	—	511	70	—	581
Other long-term investments	379	216	928	—	1,523
Short term investments	3,860	1,258	—	—	5,118
Cash and cash equivalents	1,757	6,184	—	—	7,941
Other assets	33	3,977	—	—	4,010

Sub-total excluding separate account assets	13,445	188,384	3,792	(2,353)	203,268
Separate account assets(1)	85,460	69,304	24,559	—	179,323

Total assets	$98,905	$257,688	$28,351	$(2,353)	$382,591

Future policy benefits	—	—	327	—	327
Long-term debt	—	—	211	—	211
Other liabilities	28	2,641	88	(1,980)	777

Total liabilities	$28	$2,641	$626	$(1,980)	$1,315

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2008, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2008 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2008.

	Three Months Ended June 30, 2008
	Fixed Maturities, Available For Sale	Trading Account Assets Supporting Insurance Liabilities	Other Trading Account Assets	Equity Securities, Available for Sale	Commercial Loans
	(in millions)
Fair value, beginning of period	$3,099	$193	$626	$187	$—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(85)	—	(67)	(1)	(5)
Asset management fees and other income	—	—	1	—	—
Included in other comprehensive income (loss)	(7)	—	—	(9)	—
Net investment income	1	(1)	—	—	—
Purchases, sales, issuances, and settlements	(306)	(7)	81	22	(6)
Foreign currency translation	—	—	(1)	(1)	—
Transfers into (out of) Level 3(1)	(843)	(28)	—	(60)	81

Fair value, end of period	$1,859	$157	$640	$138	$70

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(92)	$—	$(68)	$(2)	$(4)
Asset management fees and other income	$—	$(2)	$2	$—	$—
Included in other comprehensive income (loss)	$(7)	$—	$—	$(9)	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2008
	Other Long-term Investments	Separate Account Assets(3)	Future Policy Benefits	Long- Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$877	$22,108	$(452)	$(184)	$(118)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	147	—	30
Asset management fees and other income	8	—	—	—	—
Interest credited to policyholders’ account balances	—	(240)	—	—	—
Included in other comprehensive income	—	—	—	—	—
Net investment income	1	—	—	—	—
Purchases, sales, issuances, and settlements	42	956	(22)	(27)	—
Transfers into (out of) Level 3(1)	—	1,735	—	—	—

Fair value, end of period	$928	$24,559	$(327)	$(211)	$(88)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$134	$—	$31
Asset management fees and other income	$9	$—	$—	$(1)	$—
Interest credited to policyholders’ account balances	$—	$(112)	$—	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers out of Level 3 for Fixed Maturities Available for Sale and Equity Securities Available for Sale totaled $843 million and $60 million, respectively, during the three months ended June 30, 2008. This activity was a result of the use of pricing service information that the Company was able to validate in the second quarter of 2008 but which was not available in the first quarter of 2008. The amount of Separate Account Assets transferred into Level 3 in the second quarter total $1,735 million. This resulted from further review of valuation methodologies for certain assets that had been previously classified as Level 2. In addition, for certain assets, third party prices with backtesting were not available in the current quarter and the use of broker quotes required a transfer to Level 3. Transfers of Commercial Loans into Level 3 totaled $81 million and resulted from a reduction in the availability of market available prices during the second quarter due to market illiquidity.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2008
	Fixed Maturities, Available For Sale	Trading Account Assets Supporting Insurance Liabilities	Other Trading Account Assets	Equity Securities, Available for Sale	Commercial Loans
	(in millions)
Fair value, beginning of period	$2,890	$291	$497	$190	$—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(229)	—	32	(2)	(5)
Asset management fees and other income	—	1	(4)	—	—
Included in other comprehensive income (loss)	(129)	—	—	(21)	—
Net investment income	4	(1)	—	—	—
Purchases, sales, issuances, and settlements	(364)	(16)	115	20	(6)
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3(1)	(313)	(118)	—	(49)	81

Fair value, end of period	$1,859	$157	$640	$138	$70

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(232)	$—	$32	$(3)	$(4)
Asset management fees and other income	$—	$(11)	$(4)	$—	$—
Included in other comprehensive income (loss)	$(125)	$—	$—	$(21)	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2008
	Other Long-term Investments	Separate Account Assets(3)	Future Policy Benefits	Long- Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$824	$21,815	$(168)	$(152)	$(77)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	(118)	—	(11)
Asset management fees and other income	90	—	—	1	—
Interest credited to policyholders’ account balances	—	(71)	—	—	—
Included in other comprehensive income	—	—	—	—	—
Net investment income	3	—	—	—	—
Purchases, sales, issuances, and settlements	11	1,118	(41)	(60)	—
Transfers into (out of) Level 3(1)	—	1,697	—	—	—

Fair value, end of period	$928	$24,559	$(327)	$(211)	$(88)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(133)	$—	$(11)
Asset management fees and other income	$59	$—	$—	$1	$—
Interest credited to policyholders’ account balances	$—	$(234)	$—	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. As of June 30, 2008, the Company has written down certain commercial loans that are carried at the lower of cost or market, to their fair value of $203 million. This resulted in charges of $21 million and $44 million for the three and six months ended June 30, 2008, respectively. The fair value measurements at June 30, 2008 were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans. The fair value measurements at March 31, 2008 were classified as Level 2 in the valuation hierarchy. This change in valuation level was a result of a reduction in the availability of market available prices during the second quarter due to market illiquidity.

In addition, as of June 30, 2008, $113 million of equity and cost method investments had been written down to fair value, resulting in impairments of $11 million and $13 million for the three and six months ended June 30, 2008. These fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and valuations provided by the general partners taken into consideration with deal and management fee expenses.

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

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	Reported in Realized Investment Gains (Losses), net
	(in millions)
Assets:
Commercial Loans:
Changes in instrument-specific credit risk	$(2)	$(21)
Other changes in fair value	$(15)	$(1)

Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

None of the loans where the fair value option has been selected are more than 90 days past due or in non-accrual status. Interest income on commercial loans is included in net investment income. For the three and six months ended June 30, 2008, the Company recorded $11 million and $21 million, respectively of interest income on these loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial loans, for which the fair value option has been elected, were $581 million and $599 million, respectively, as of June 30, 2008.

11. INVESTMENT IN WACHOVIA SECURITIES

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

The Company and Wachovia are currently negotiating possible modifications to the terms of the existing agreements relating to the joint venture. Based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, the Company adjusted the carrying value of its ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of that business and the dilution of its 38% ownership level and to record the value of the above described rights under the “lookback” option. As a result, effective January 1, 2008, the Company recognized an increase to “Additional paid-in capital” of $977 million, net of tax. The Company’s recorded share of pre-tax earnings from the joint venture of $86 million for the six months ended June 30, 2008 reflects its estimated diluted ownership level based upon the existing agreements and its estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. As noted above, the Company and Wachovia are negotiating possible modifications to the terms of the existing agreements relating to the joint venture. Such modifications, if agreed to, as well as the establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, will result in an adjustment to the credit to equity and a true-up to the earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the six months ended June 30, 2008 and the finally determined diluted ownership percentage. The Company does not anticipate any such adjustment to have a material effect on its reported results of operations.

Earnings of the joint venture included in the results of the Financial Advisory segment are subject to certain risks pertaining to the joint venture operations, including customer claims, litigation and regulatory investigations affecting Wachovia Securities’ businesses. Such customer claims, litigation and regulatory matters include matters typical for retail securities brokerage and clearing operations and matters unique to the joint venture operations. In recent months, following the failure in early 2008 of the auctions which set the rates for most auction rate securities, Wachovia Securities has become the subject of customer complaints, legal actions, including a putative class action, and investigations by securities regulators and agencies relating to Wachovia Securities’ role in the underwriting, sale and auction of auction rate securities.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

12. CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

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

Insurance and Annuities

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In November 2006, plaintiffs filed a motion seeking to permit over 200 individuals to join the cases as additional plaintiffs, to authorize a joint trial on liability issues for all plaintiffs, and to add a claim under the New Jersey discrimination law. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In June 2007, Prudential Financial and Prudential Insurance moved to dismiss the complaint. In November 2007, the court granted the motion, in part, and dismissed the commercial bribery and conspiracy to commit malpractice claims and denied the motion with respect to other claims. In December 2007, the Prudential defendants answered the complaints and asserted counterclaims against each plaintiff for breach of contract and cross-claims against Leeds Morelli & Brown for breach of contract and the covenant of good faith and fair dealing, fraudulent inducement, indemnification and contribution. In January 2008, plaintiffs filed a demand pursuant to New Jersey law stating that they were seeking damages in the amount of $6.5 billion.

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities in an effort to resolve the inquiries into this matter. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. In addition, in April 2008, Prudential Insurance reached a settlement of proceedings regarding these matters with the District Attorneys of San Diego, Los Angeles and Alameda counties. Pursuant to this settlement, Prudential Insurance paid $350,000 in penalties and costs. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In August and September 2007, the court dismissed the anti-trust and RICO claims. In January 2008, the court dismissed the ERISA claims with prejudice. In February 2008, the court dismissed the state law claims without prejudice. Plaintiffs have appealed to the Third Circuit Court of Appeals. The above settlements may adversely affect the existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s business.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Securities

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” In December 2006, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the district court for further proceedings. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. The summary judgment motion has been deferred pending disposition of the class certification motion. In April 2006, the district court denied class certification. In September 2007, the Second Circuit Court of Appeals reversed the district court’s decision denying class certification and remanded the case to the district court for further proceedings. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought. In June 2008, the CHS Electronics and Gillet matters were settled by all defendants. Prudential Securities’ share of the settlement amount was not material.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In addition to the regulatory proceedings described above that were settled in 2006, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, but remained a defendant in other actions in the consolidated proceeding. In June 2008, the Company was dismissed with prejudice from the remaining actions consolidated in In re: Mutual Fund Investment Litigation, other than Saunders v. Putnam American Government Income Fund, et al. In July 2006, in Saunders, the United States District Court for the District of Maryland had granted plaintiffs leave to refile their federal securities law claims against Prudential Securities. In August 2006, the second amended complaint was filed alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts. In July 2008, the Company moved for summary judgment and plaintiffs moved for class certification in Saunders.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In September and October 2005, five purported class action lawsuits were filed against the Company, Prudential Securities and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. The complaints seek back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law. In March 2008, the court granted plaintiffs’ motion to conditionally certify a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of state and federal law and seeks compensatory and punitive damages in unspecified amounts.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2008 and December 31, 2007 (in millions)

	June 30, 2008			December 31, 2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$114,541	$43,706	$158,247	$112,748	$49,414	$162,162
Held to maturity, at amortized cost	3,572	—	3,572	3,548	—	3,548
Trading account assets supporting insurance liabilities, at fair value	14,624	—	14,624	14,473	—	14,473
Other trading account assets, at fair value	2,984	145	3,129	3,471	142	3,613
Equity securities, available for sale, at fair value	4,567	3,528	8,095	4,640	3,940	8,580
Commercial loans	23,837	8,627	32,464	22,093	7,954	30,047
Policy loans	4,207	5,380	9,587	3,942	5,395	9,337
Securities purchased under agreements to resell	184	—	184	129	—	129
Other long-term investments	5,683	1,248	6,931	5,163	1,268	6,431
Short-term investments	5,601	1,217	6,818	3,852	1,385	5,237

Total investments	179,800	63,851	243,651	174,059	69,498	243,557
Cash and cash equivalents	8,762	1,181	9,943	9,624	1,436	11,060
Accrued investment income	1,531	665	2,196	1,496	678	2,174
Reinsurance recoverables	1,961	—	1,961	2,119	—	2,119
Deferred policy acquisition costs	12,203	1,143	13,346	11,396	943	12,339
Other assets	23,021	1,170	24,191	17,754	1,228	18,982
Separate account assets	179,323	—	179,323	195,583	—	195,583

TOTAL ASSETS	$406,601	$68,010	$474,611	$412,031	$73,783	$485,814

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$62,503	$51,465	$113,968	$60,259	$51,209	$111,468
Policyholders’ account balances	86,199	5,586	91,785	78,599	5,555	84,154
Policyholders’ dividends	702	1,204	1,906	670	2,991	3,661
Reinsurance payables	1,377	—	1,377	1,552	—	1,552
Securities sold under agreements to repurchase	4,307	3,859	8,166	5,281	6,160	11,441
Cash collateral for loaned securities	2,808	1,783	4,591	3,041	3,271	6,312
Income taxes	2,798	—	2,798	3,402	151	3,553
Short-term debt	12,955	821	13,776	14,514	1,143	15,657
Long-term debt	15,254	1,750	17,004	12,351	1,750	14,101
Other liabilities	17,873	475	18,348	14,609	266	14,875
Separate account liabilities	179,323	—	179,323	195,583	—	195,583

Total liabilities	386,099	66,943	453,042	389,861	72,496	462,357

COMMITMENTS AND CONTINGENT LIABILITIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income (loss)	(1,231)	(214)	(1,445)	459	(12)	447
Other attributed equity	21,733	1,281	23,014	21,711	1,299	23,010

Total attributed equity	20,502	1,067	21,569	22,170	1,287	23,457

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$406,601	$68,010	$474,611	$412,031	$73,783	$485,814

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended June 30, 2008 and 2007 (in millions)

	Three Months Ended June 30,
	2008			2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,962	$965	$3,927	$2,684	$945	$3,629
Policy charges and fee income	824	—	824	785	—	785
Net investment income	2,155	871	3,026	2,041	946	2,987
Realized investment gains (losses), net	(550)	(348)	(898)	125	(8)	117
Asset management fees and other income	822	8	830	897	10	907

Total revenues	6,213	1,496	7,709	6,532	1,893	8,425

BENEFITS AND EXPENSES
Policyholders’ benefits	2,918	1,093	4,011	2,659	1,074	3,733
Interest credited to policyholders’ account balances	710	35	745	690	35	725
Dividends to policyholders	3	155	158	29	576	605
General and administrative expenses	1,985	175	2,160	2,026	193	2,219

Total benefits and expenses	5,616	1,458	7,074	5,404	1,878	7,282

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	597	38	635	1,128	15	1,143

Income tax expense	43	23	66	320	4	324

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	554	15	569	808	11	819
Equity in earnings of operating joint ventures, net of taxes	24	—	24	56	—	56

INCOME FROM CONTINUING OPERATIONS	578	15	593	864	11	875
Income (loss) from discontinued operations, net of taxes	(3)	—	(3)	(29)	—	(29)

NET INCOME	$575	$15	$590	$835	$11	$846

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Six Months Ended June 30, 2008 and 2007 (in millions)

	Six Months Ended June 30,
	2008			2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$6,064	$1,821	$7,885	$5,405	$1,783	$7,188
Policy charges and fee income	1,649	—	1,649	1,570	—	1,570
Net investment income	4,276	1,777	6,053	4,043	1,879	5,922
Realized investment gains (losses), net	(1,352)	(458)	(1,810)	338	199	537
Asset management fees and other income	1,469	27	1,496	1,960	23	1,983

Total revenues	12,106	3,167	15,273	13,316	3,884	17,200

BENEFITS AND EXPENSES
Policyholders’ benefits	5,981	2,065	8,046	5,395	2,023	7,418
Interest credited to policyholders’ account balances	1,312	70	1,382	1,497	71	1,568
Dividends to policyholders	60	657	717	57	1,259	1,316
General and administrative expenses	4,076	363	4,439	3,949	379	4,328

Total benefits and expenses	11,429	3,155	14,584	10,898	3,732	14,630

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	677	12	689	2,418	152	2,570

Income tax expense	90	5	95	699	48	747

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	587	7	594	1,719	104	1,823
Equity in earnings of operating joint ventures, net of taxes	67	—	67	133	—	133

INCOME FROM CONTINUING OPERATIONS	654	7	661	1,852	104	1,956
Income (loss) from discontinued operations, net of taxes	(2)	—	(2)	8	2	10

NET INCOME	$652	$7	$659	$1,860	$106	$1,966

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

The Financial Services Businesses and Closed Block Business participate in separate internal short-term cash management facilities, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in these facilities are generally held in investments that are short term, including mortgage- and asset-backed securities. As of June 30, 2008, the Financial Services Business and the Closed Block Business held $6.4 billion and $7.4 billion, respectively, in their short-term cash management facilities. Historically, a proportionate interest in each security held in a commingled portfolio was allocated to the Financial Services Businesses and the Closed Block Business as of the balance sheet date, based upon their proportional cash contributions to a single facility. Participation in the commingled facility by the Financial Services Businesses and the Closed Block Business was dependent on cash flows arising from the activities noted above, which in turn, under the historical allocation methodology, could change the allocation of the facility’s assets between the two Businesses. A proportionate share of any realized investment gain or loss was recorded by each Business based upon their respective ownership percentages in the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information—(Continued)

commingled facility as of the date of the realized gain or loss. Beginning April 1, 2008, management implemented changes in order to permit each Business to hold discrete ownership of its investments in separate facilities without affecting or being affected by the level of participation of the other Business. With these changes, any realized investment gain or loss are recorded by the respective Business based upon their discrete ownership of investments in their facility. Beginning in the third quarter of 2007, pending the implementation of these changes, the commingled facility was managed so that the proportionate interests of the Financial Services Businesses and Closed Block Business in the entire facility were maintained at approximately the same proportions held as of June 30, 2007 (approximately 49% and 51%, respectively).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2008, compared with December 31, 2007, and its consolidated results of operations for the three and six months ended June 30, 2008 and 2007. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the MD&A and the audited Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Current Report on Form 8-K dated May 16, 2008, as well as the “Risk Factors” section, the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The Closed Block Business is not a separate legal entity from the Financial Services Businesses; however, they are operated as separate entities and are separated for financial reporting purposes. The Financial Services Businesses are not obligated to pay dividends on Closed Block policies. Dividends on Closed Block policies reflect the experience of the Closed Block over time and are subject to adjustment by Prudential Insurance’s Board of Directors. Further, our plan of demutualization provides that we are not required to pay dividends on policies within the Closed Block from assets that are not within the Closed Block and that the establishment of the Closed Block does not represent a guarantee that any certain level of dividends will be maintained.

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

During the latter half of 2007 and continuing through the second quarter of 2008, dislocations in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, have generally resulted in increased cost of credit for financial institutions in the marketplace. While credit has generally become more expensive, Prudential Financial’s ability to access the capital markets has not been materially impacted.

The first six months of 2008 reflect our continued efforts to redeploy capital effectively to seek enhanced returns, including the continuation of our share repurchase program. In the first six months of 2008, we repurchased 23.2 million shares of Common Stock at a total cost of $1.750 billion under a stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2007. Although currently authorized to repurchase up to an additional $1.750 billion of Common Stock during the second half of 2008, such repurchases are at the discretion of management. We currently intend to repurchase an additional $750 million of Common Stock during the second half of 2008 for a total repurchase in calendar year 2008 of $2.5 billion under the program. See “—Liquidity and Capital Resources—Uses of Capital—Share Repurchases” for factors which could impact our share repurchase program.

Our consolidated net income for the first six months of 2008 of $659 million, a decrease from $1.966 billion for the first six months of 2007, primarily reflects other-than-temporary impairments taken on fixed maturities and equity securities due to the impact of current market conditions on the results of our segments and investment portfolio.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and six months ended June 30, 2008 and 2007 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life	$103	$141	$199	$242
Individual Annuities	154	180	269	346
Group Insurance	80	69	170	120
Asset Management	190	167	309	342
Financial Advisory	23	72	67	169
Retirement	141	138	265	286
International Insurance	453	410	866	822
International Investments	26	43	52	105
Corporate and Other	(5)	(8)	(40)	1
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(527)	41	(1,192)	188
Charges related to realized investment gains (losses), net	41	(7)	28	(13)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(123)	(108)	(385)	(26)
Change in experience-rated contractholder liabilities due to asset value changes	94	72	294	10
Divested businesses	(13)	18	(125)	46
Equity in earnings of operating joint ventures	(40)	(100)	(100)	(220)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	597	1,128	677	2,418
Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	38	15	12	152

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$635	$1,143	$689	$2,570

Results for the three and six months ended June 30, 2008 presented above reflect the following:

•

Individual Life segment results for the second quarter of 2008 declined from the second quarter of 2007 primarily reflecting less favorable mortality experience, net of reinsurance, as well as a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, due to less favorable equity market performance. Results for the first six months of 2008 declined from the first six months of 2007 reflecting a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, due to less favorable equity market performance.

•

Individual Annuities segment results for the second quarter and first six months of 2008 declined in comparison to the corresponding prior year periods. Results for the second quarter reflect an unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and increased interest expense from higher borrowings used to finance our policy acquisition costs, reflecting growth of the business. Results for the first six months primarily reflect an unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features as well as a quarterly adjustment for current period experience, which resulted in an increase in amortization of deferred policy acquisition and other costs, and greater costs associated with guaranteed minimum death and income benefits, due to less favorable than expected experience.

•

Group Insurance segment results improved in both the second quarter of 2008 and the first six months of 2008, reflecting more favorable claims experience in our group life business. Group Insurance segment results for the first six months of 2008 also benefited from growth in our group disability business, as well as a $20 million benefit from a premium adjustment for updated data on a large group life insurance case.

•

Asset Management segment results for the second quarter of 2008 increased in comparison to the second quarter of 2007, largely attributable to favorable results from the segment’s proprietary investing business primarily related to investment results in a fixed income fund, as well as higher asset management fees. These items were partially offset by a decrease in performance based incentive fees, primarily related to institutional real estate funds. Results for the first six months of 2008 decreased due to less favorable results from the segment’s proprietary investing business primarily related to investment results in a fixed income fund, partially offset by higher asset management fees.

•

Financial Advisory segment results for the second quarter of 2008 and the first six months of 2008 decreased in comparison to the corresponding prior year periods primarily due to lower income from our share of the retail brokerage joint venture with Wachovia. These results reflect transition costs in the second quarter and first six months of 2008 of $47 million and $93 million, respectively, associated with the January 1, 2008 combination of the A.G. Edwards business with Wachovia Securities. Our reported share of earnings and transition costs for the first six months of 2008 are based on our estimate of our diluted ownership percentage subsequent to this combination.

•

Retirement segment results for the second quarter of 2008 increased slightly compared to the second quarter of 2007, as more favorable case experience was largely offset by a loss from the acquired retirement business of Union Bank of California, N.A., which included transition costs and expenses associated with an interim service agreement. Results for the first six months of 2008 declined in comparison to the first six months of 2007, as higher general and administrative expenses, including transition costs and expenses associated with an interim service agreement related to the acquired retirement business of Union Bank of California, N.A., were partially offset by more favorable case experience.

•

The International Insurance segment is comprised of its Life Planner and Gibraltar Life operations. Results from the segment’s Life Planner operations improved for both the second quarter and first six months of 2008 primarily reflecting continued growth of our Japanese and Korean Life Planner operations. Results from the segment’s Gibraltar Life operation benefited in both the second quarter and first six months of 2008 from more favorable mortality experience and improved investment income margins. The benefit of these items in Gibraltar was more than offset by higher amortization of deferred policy acquisition costs and a higher level of expenses in the first six months of 2008.

•

International Investments segment results declined in both the second quarter and first six months of 2008 primarily due to less favorable results in our Korean asset management operation and global commodities group.

•

Corporate and Other results for the second quarter of 2008 produced a smaller loss, on an adjusted operating income basis, than the second quarter of 2007, reflecting lower employee benefit costs driven largely by lower deferred compensation costs, which were partially offset by less favorable results from our real estate and relocation business. Results for the first six months of 2008 decreased by $41 million due to losses in our real estate and relocation business.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the second quarter and first six months of 2008 amounted to $(527) million and $(1,192) million, respectively. Results for the second quarter and first six months of 2008 relate primarily to other-than-temporary impairments of fixed maturity and equity securities.

•

Income from continuing operations before income taxes in the Closed Block Business increased $23 million in the second quarter of 2008 compared to the second quarter of 2007, reflecting higher net realized investment losses and a decrease in net investment income, which was more than offset by the resulting decrease in the cumulative earnings policyholder dividend obligation expense. Income from continuing operations before income taxes decreased $140 million for the first six months of 2008 compared to the first six months of 2007, also reflecting a decrease in net realized investment gains and net investment income, partially offset by the resulting decrease in the cumulative earnings policyholder dividend obligation expense.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions:

•	Valuation of investments, including the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Deferred policy acquisition costs;

•	Goodwill;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Financial Services Businesses by segment:
Individual Life	$169	$145	$129	$234
Individual Annuities	117	180	196	338
Group Insurance	(36)	67	(33)	132

Total Insurance Division	250	392	292	704

Asset Management	180	163	311	340
Financial Advisory	(12)	(21)	(19)	(35)
Retirement	(145)	48	(265)	206

Total Investment Division	23	190	27	511

International Insurance	174	430	492	977
International Investments	20	34	40	87

Total International Insurance and Investments Division	194	464	532	1,064

Corporate and Other	130	82	(174)	139

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	597	1,128	677	2,418
Income tax expense	43	320	90	699

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	554	808	587	1,719
Equity in earnings of operating joint ventures, net of taxes	24	56	67	133

Income from continuing operations for Financial Services Businesses	578	864	654	1,852
Income (loss) from discontinued operations, net of taxes	(3)	(29)	(2)	8

Net income—Financial Services Businesses	$575	$835	$652	$1,860

Basic income from continuing operations per share—Common Stock	$1.37	$1.89	$1.56	$4.04
Diluted income from continuing operations per share—Common Stock	$1.35	$1.86	$1.53	$3.96
Basic net income per share—Common Stock	$1.36	$1.83	$1.55	$4.05
Diluted net income per share—Common Stock	$1.35	$1.80	$1.53	$3.98

Closed Block Business:
Income from continuing operations before income taxes for Closed Block Business	$38	$15	$12	$152
Income tax expense	23	4	5	48

Income from continuing operations for Closed Block Business	15	11	7	104
Income from discontinued operations, net of taxes	—	—	—	2

Net income—Closed Block Business	$15	$11	$7	$106

Basic and diluted income (loss) from continuing operations per share—Class B Stock	$0.50	$(1.50)	$(9.50)	$37.50
Basic and diluted net income (loss) per share—Class B Stock	$0.50	$(1.50)	$(9.50)	$38.50

Consolidated:

Net income	$590	$846	$659	$1,966

Results of Operations—Financial Services Businesses

2008 to 2007 Three Month Comparison. Income from continuing operations attributable to the Financial Services Businesses decreased $286 million, from $864 million in the second quarter of 2007 to $578 million in the second quarter of 2008. This decrease resulted primarily from net realized investment losses in the second quarter of 2008 compared to net realized investment gains in the prior year quarter, partially offset by an increase in net investment income, net of interest expense, and a reduction in income tax expense primarily reflecting the decline in pre-tax income. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended June 30, 2008 of $1.35 per share of Common Stock decreased from $1.86 per share of Common Stock for the three months ended June 30, 2007. This decrease reflects the decline in earnings discussed above, partially offset by the benefit of a lower number of shares of Common Stock outstanding due to our share repurchase program. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $14 million for the three months ended June 30, 2008, compared to $14 million for the three months ended June 30, 2007. The direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2008 to 2007 Six Month Comparison. Income from continuing operations attributable to the Financial Services Businesses decreased $1.198 billion, from $1.852 billion for the first six months of 2007 to $654 million for the first six months of 2008. This decrease resulted primarily from net realized investment losses in the first six months of 2008 compared to net realized investment gains in the prior year period, partially offset by an increase in net investment income, net of interest expense, and a reduction in income tax expense primarily reflecting the decline in pre-tax income. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the six months ended June 30, 2008 of $1.53 per share of Common Stock decreased from $3.96 per share of Common Stock for the six months ended June 30, 2007. This decrease reflects the decline in earnings discussed above, partially offset by the benefit of a lower number of shares of Common Stock outstanding due to our share repurchase program.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $26 million for the six months ended June 30, 2008, compared to $29 million for the six months ended June 30, 2007.

Results of Operations—Closed Block Business

2008 to 2007 Three Month Comparison. Income from continuing operations attributable to the Closed Block Business for the three months ended June 30, 2008, was $15 million, or $0.50 per share of Class B Stock, compared to $11 million, or $(1.50) per share of Class B Stock, for the three months ended June 30, 2007. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $14 million for both the three months ended June 30, 2008 and 2007. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2008 to 2007 Six Month Comparison. Income from continuing operations attributable to the Closed Block Business for the six months ended June 30, 2008, was $7 million, or $(9.50) per share of Class B Stock, compared to $104 million, or $37.50 per share of Class B Stock, for the six months ended June 30, 2007. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $26 million for the six months ended June 30, 2008, compared to $29 million for the six months ended June 30, 2007. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Effective with the first quarter of 2008, we amended our definition of adjusted operating income as it relates to certain externally managed investments in the European market held within the general account portfolio. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. We invest in these notes to earn a coupon through maturity, consistent with our investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” Historically, adjusted operating income included cumulative losses and recoveries of such losses on the embedded derivatives in the period they occurred, while cumulative net gains on the embedded derivatives were deferred and amortized into adjusted operating income over the remaining life of the notes.

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

For the three months ended June 30, 2008 and 2007, we recorded gains of $22 million and $3 million, respectively, and for the six months ended June 30, 2008 and 2007, we recorded a loss of $186 million and a gain of $11 million, respectively, within “Realized investment gains (losses), net” related to the change in value on the embedded derivatives associated with these investments, which are excluded from adjusted operating income under the amended definition. Adjusted operating income under the former definition included gains of $2 million and $3 million, respectively, for the three and six months ended June 30, 2007, which represented the amortization of cumulative deferred gains.

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in our Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had pre-tax losses of $16 million and $123 million for the three and six months ended June 30, 2008, respectively, and pre-tax gains of $23 million and $32 million for the three and six months ended June 30, 2007, respectively. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of the Asset Management segment.

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

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$676	$629	$1,356	$1,260
Benefits and expenses	573	488	1,157	1,018

Adjusted operating income	103	141	199	242
Realized investment gains (losses), net, and related adjustments(1)	66	4	(70)	(8)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$169	$145	$129	$234

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $38 million, from $141 million in the second quarter of 2007 to $103 million in the second quarter of 2008. The decrease in adjusted operating income primarily reflects less favorable mortality experience, net of reinsurance, compared to the second quarter of the prior year. Also contributing to the decrease in adjusted operating income is a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, primarily reflecting the impact of less favorable equity markets on both separate account fund performance and variable product policy persistency. The net increase in the amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves reflects the impact of actual market performance on both actual profits and estimated future gross profits, used as the basis for amortizing deferred policy acquisition costs.

2008 to 2007 Six Month Comparison. Adjusted operating income decreased $43 million, from $242 million in the first six months of 2007 to $199 million in the first six months of 2008. The decrease in adjusted operating income primarily reflects a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, primarily reflecting the impact of less favorable equity markets on both separate account fund performance and variable product policy persistency.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $47 million, from $629 million in the second quarter of 2007 to $676 million in the second quarter of 2008. Premiums increased $22 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $21 million, reflecting higher asset balances primarily from the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits.

2008 to 2007 Six Month Comparison. Revenues increased by $96 million, from $1.260 billion in the first six months of 2007 to $1.356 billion in the first six months of 2008. Premiums increased $44 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $46 million, reflecting higher asset balances primarily from the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits. An increase in policy charges and fee income reflecting the increase in amortization of unearned revenue reserves, discussed above, was partially offset by lower asset based fees due to lower separate account asset balances reflecting market value changes.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $85 million, from $488 million in the second quarter of 2007 to $573 million in the second quarter of 2008. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $48 million, reflecting higher claim payments and an increase in interest credited to policyholders due to growth in universal life account balances due to increased policyholder deposits. Amortization of deferred policy acquisition costs increased $19 million, primarily reflecting the impact of less favorable equity markets on separate account fund performance and policy persistency. Interest expense increased $12 million, primarily reflecting interest on increased borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies.

2008 to 2007 Six Month Comparison. Benefits and expenses increased $139 million, from $1.018 billion in the first six months of 2007 to $1.157 billion in the first six months of 2008. Amortization of deferred policy acquisition costs increased $52 million, primarily reflecting the impact of less favorable equity markets on separate account fund performance and policy persistency. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $50 million, reflecting higher claim payments and an increase in interest credited to policyholders due to growth in universal life account balances due to increased policyholder deposits. Interest expense increased $26 million, primarily reflecting interest on increased borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies.

Sales Results

The following table sets forth individual life insurance sales, as measured by scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis, for the periods indicated. Individual life insurance sales do not correspond to revenues under U.S. GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze new sales on this basis because it measures the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income as well as current sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$24	$19	$40	$67
Universal life	55	45	95	89
Term life	52	54	103	103

Total excluding corporate-owned life insurance	131	118	238	259
Corporate-owned life insurance	1	3	1	8

Total	$132	$121	$239	$267

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Life insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$38	$42	$78	$84
Third party	93	76	160	175

Total	$131	$118	$238	$259

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.

2008 to 2007 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $13 million, from $118 million in the second quarter of 2007 to $131 million in the second quarter of 2008, primarily due to higher sales of variable and universal life products from the third party distribution channel, as the current quarter included a greater benefit from large case sales. Sales by Prudential Agents were $4 million lower than the prior year quarter, reflecting a decline in the number of agents from 2,512 at June 30, 2007 to 2,446 at June 30, 2008, as well as a product shift towards annuity sales.

2008 to 2007 Six Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, decreased $21 million, from $259 million in the first six months of 2007 to $238 million in the first six months of 2008, primarily due to lower sales of variable life products as the prior year period included a greater benefit from large case sales which have uneven sales patterns. The decrease in variable life sales was partially offset by higher sales of universal life products.

The decrease in sales of life insurance, excluding corporate-owned life insurance, reflects a $15 million decrease in sales from the third party distribution channel, resulting from lower large case variable life sales, as discussed above, which was partially offset by increased sales of universal life and term life products. Sales by Prudential Agents were $6 million lower than the prior year period, reflecting a decline in the number of agents from 2,512 at June 30, 2007 to 2,446 at June 30, 2008, as well as a product shift towards annuity sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Cash value of surrenders	$196	$175	$374	$342

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.5%	3.1%	3.2%	3.0%

2008 to 2007 Three Month Comparison. The total cash value of surrenders increased $21 million, from $175 million in the second quarter of 2007 to $196 million in the second quarter of 2008, reflecting a greater volume of variable product surrenders in the second quarter of 2008 compared to the second quarter of 2007, primarily reflecting the impact of less favorable equity markets. Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.1% in the second quarter of 2007 to 3.5% in the second quarter of 2008.

2008 to 2007 Six Month Comparison. The total cash value of surrenders increased $32 million, from $342 million in the first six months of 2007 to $374 million in the first six months of 2008, reflecting a greater volume of variable product surrenders in the first six months of 2008 compared to the first six months of 2007, primarily reflecting the impact of less favorable equity markets. Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.0% in the first six months of 2007 to 3.2% in the first six months of 2008.

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$622	$632	$1,195	$1,236
Benefits and expenses	468	452	926	890

Adjusted operating income	154	180	269	346
Realized investment gains (losses), net, and related adjustments(1)	(52)	1	(105)	(7)
Related charges(1)(2)	15	(1)	32	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$117	$180	$196	$338

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.

(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $26 million, from $180 million in the second quarter of 2007 to $154 million in the second quarter of 2008. Contributing to this decrease is a $19 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The unfavorable variance reflects a net charge of $6 million in the second quarter of 2008 compared to a net benefit of $13 million in the second quarter of 2007. In addition, fee income decreased, driven by lower average variable annuity asset balances invested in separate accounts, and interest expense relating to borrowings used to finance our policy acquisition costs increased, reflecting growth of the business. The declines in separate account assets were due to market depreciation and transfers of balances to our general account, partially offset by consistent positive net asset flows since the second quarter of 2007. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred investments out of the separate accounts due to equity market declines. Improved investment results partially offset these decreases, and were driven by higher average annuity account values invested in our general account resulting primarily from the transfers relating to the automatic rebalancing element. The amortization of deferred policy acquisition costs and other costs was relatively unchanged as the benefit from the impact of lower gross profits, due primarily to the unfavorable variance relating to the hedging of our living benefit features, was largely offset by the quarterly adjustment for current period experience.

The quarterly adjustment for current period experience reflects the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. Total estimated gross profits, including actual experience and estimates for future periods, are used as the basis for amortizing deferred policy acquisition and other costs. In addition, total estimated revenues and guaranteed benefit claims, which are components of total gross profits, are used for establishing the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ costs, referred to as an adjustment for current period experience, may be required. The adjustment in the second quarter of 2008 resulted from better than expected gross profits, due primarily to improved investment results, as discussed below, as well as more favorable lapse experience.

Management estimates the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the second quarter of 2008 would have increased between approximately $50 million and $60 million had we adjusted our estimate of future gross profits to reflect the actual fund performance and corresponding changes to the future rate of return assumptions. For purposes of evaluating deferred policy acquisition and other costs and these reserves, the future rate of return assumptions are derived using a reversion to the mean approach, a common industry practice. As part of our approach, we develop a range of total estimated gross profits each period using statistically generated future rates of return that take into consideration the latest actual rates of return experienced to date. For second quarter of 2008, since the previously determined total estimated gross profits were within the current period’s range, we believe our previous estimate of future gross profits continues to be our best estimate and therefore did not adjust our future rate of return assumptions. Actual fund performance and corresponding changes to the future rate of return assumptions are considered as part of our annual review of our estimate of total gross profits in the third quarter, regardless of whether the estimated gross profits are within the previously determined range.

2008 to 2007 Six Month Comparison. Adjusted operating income decreased $77 million, from $346 million in the first six months of 2007 to $269 million in the first six months of 2008. Contributing to this decrease is a $73 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The unfavorable variance reflects a net charge of $46 million in the first six months of 2008 compared to a net benefit of $27 million in the first six months of 2007, and was largely driven by financial market conditions in the first six months of 2008. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions at the end of the period. For information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” The impact of this unfavorable variance on our gross profits resulted in a $41 million decrease in the amortization of deferred policy acquisition and other costs.

Also contributing to the decrease in adjusted operating income in the first six months of 2008 is a $31 million unfavorable variance due to increased amortization of deferred policy acquisition and other costs, and higher charges relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, resulting from the quarterly adjustment for current period experience. The first six months of 2008 reflects a charge of $9 million relating to this quarterly adjustment, due to less favorable than expected experience, while the first six months of 2007 reflects a benefit of $22 million due to better than expected experience. Less favorable than expected gross profits in the current period were primarily due to lower than expected fee income and higher actual and expected contract guarantee claims costs in the first six months of 2008, primarily driven by financial market conditions.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $10 million, from $632 million in the second quarter of 2007 to $622 million in the second quarter of 2008, primarily relating to a $30 million decrease in policy charges and fees and asset management fees and other income, reflecting a $19 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above. Also contributing to the decrease in policy charges and fees and asset management fees and other income is a decrease in fee income driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and transfers of balances to our general account, partially offset by consistent positive net asset flows since the second quarter of 2007. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred investments out of the separate accounts due to equity market declines. Partially offsetting this decrease, net investment income increased $26 million reflecting higher average annuity account values invested in our general account resulting from the transfers relating to the automatic rebalancing element, partially offset by lower balances of investments supported by borrowings.

2008 to 2007 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $41 million, from $1.236 billion in the first six months of 2007 to $1.195 billion in the first six months of 2008, primarily relating to a $69 million decrease in policy charges and fees and asset management fees and other income, reflecting a $73 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above. Partially offsetting this decrease, net investment income increased $36 million reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred investments out of the separate accounts due to equity market declines.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $16 million, from $452 million in the second quarter of 2007 to $468 million in the second quarter of 2008. Interest credited to policyholders’ account balances increased $19 million reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, as discussed above. The amortization of deferred policy acquisition costs was relatively unchanged as the benefit from the impact on gross profits of the unfavorable variance relating to the hedging of our living benefit features, was largely offset by the adjustment for current period experience discussed above. Interest expense was also relatively unchanged, as higher borrowings used to finance our policy acquisition costs, reflecting growth of the business, was largely offset by lower borrowings used to support investments.

2008 to 2007 Six Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $36 million, from $890 million in the first six months of 2007 to $926 million in the first six months of 2008. Interest credited to policyholders’ account balances increased $32 million reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, as discussed above. Policyholders’ benefits, including changes in reserves, increased $11 million reflecting higher charges for the reserves for our guaranteed minimum death and income benefit features, as discussed above. Partially offsetting these increases was an $10 million decrease in the amortization of deferred policy acquisition costs, as the benefit from the impact on gross profits of the unfavorable variance relating to the hedging of our living benefit features, was partially offset by the adjustment for current period experience discussed above.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Variable Annuities(1):
Beginning total account value	$74,977	$75,591	$80,330	$74,555
Sales	2,740	3,033	5,569	5,812
Surrenders and withdrawals	(2,185)	(2,515)	(4,358)	(4,825)

Net sales	555	518	1,211	987
Benefit payments	(262)	(299)	(556)	(605)

Net flows	293	219	655	382
Change in market value, interest credited and other activity	(246)	3,478	(5,655)	4,646
Policy charges	(317)	(320)	(623)	(615)

Ending total account value(2)	$74,707	$78,968	$74,707	$78,968

Fixed Annuities:
Beginning total account value	$3,440	$3,679	$3,488	$3,748
Sales	24	20	41	41
Surrenders and withdrawals	(61)	(74)	(114)	(155)

Net redemptions	(37)	(54)	(73)	(114)
Benefit payments	(40)	(45)	(83)	(88)

Net flows	(77)	(99)	(156)	(202)
Interest credited and other activity	31	29	63	64
Policy charges	—	(1)	(1)	(2)

Ending total account value	$3,394	$3,608	$3,394	$3,608

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of June 30, 2008, variable annuity account values are invested in equity funds ($31 billion or 41%), balanced funds ($21 billion or 28%), bond funds ($8 billion or 11%), and other ($15 billion or 20%). Variable annuity account values with living benefit features were $37.1 billion and $33.4 billion as of June 30, 2008 and 2007, respectively.

2008 to 2007 Three Month Comparison. Total account values for fixed and variable annuities amounted to $78.1 billion as of June 30, 2008, a decrease of $316 million from March 31, 2008. The decrease came primarily from policy charges and decreases in the market value of customers’ variable annuities, partially offset by positive variable annuity net flows. Total account values for fixed and variable annuities as of June 30, 2008 decreased $4.5 billion from June 30, 2007, primarily reflecting decreases in the market value of customers’ variable annuities due to significant equity market declines in the first quarter of 2008, partially offset by positive variable annuity net flows. Individual variable annuity gross sales decreased by $293 million, from $3.0 billion in the second quarter of 2007 to $2.7 billion in the second quarter of 2008, due to market volatility and equity market declines. Individual variable annuity surrenders and withdrawals decreased by $330 million, from $2.5 billion in the second quarter of 2007 to $2.2 billion in the second quarter of 2008.

2008 to 2007 Six Month Comparison. Total account values for fixed and variable annuities amounted to $78.1 billion as of June 30, 2008, a decrease of $5.7 billion from December 31, 2007. The decrease came primarily from decreases in the market value of customers’ variable annuities due to significant equity market declines in the first quarter of 2008. Total account values for fixed and variable annuities as of June 30, 2008 decreased $4.5 billion from June 30, 2007, primarily reflecting decreases in the market value of customers’ variable annuities due to significant equity market declines in the first quarter of 2008, partially offset by positive variable annuity net flows. Individual variable annuity gross sales decreased by $243 million, from $5.8 billion in the first six months of 2007 to $5.6 billion in the first six months of 2008, due to market volatility and equity market declines. Individual variable annuity surrenders and withdrawals decreased by $467 million, from $4.8 billion in the first six months of 2007 to $4.4 billion in the first six months of 2008.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$1,218	$1,211	$2,475	$2,416
Benefits and expenses	1,138	1,142	2,305	2,296

Adjusted operating income	80	69	170	120
Realized investment gains (losses), net, and related adjustments(1)	(116)	(2)	(203)	12
Related charges(2)	—	—	—	—

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(36)	$67	$(33)	$132

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income increased $11 million, from $69 million in the second quarter of 2007 to $80 million in the second quarter of 2008, principally reflecting more favorable claims experience in our group life business.

2008 to 2007 Six Month Comparison. Adjusted operating income increased $50 million, from $120 million in the first six months of 2007 to $170 million in the first six months of 2008, reflecting more favorable claims experience in our group life business, as well as growth in our group disability business. Also included in results for the first six months of 2008 is a $20 million benefit from a premium adjustment recorded during the first quarter of 2008 for updated data on a large group life insurance case.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $7 million, from $1.211 billion in the second quarter of 2007 to $1.218 billion in the second quarter of 2008. Group life premiums and policy charges and fee income decreased by $1 million, from $811 million in the second quarter of 2007 to $810 million in the second quarter of 2008, as lapses essentially offset new sales. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $10 million from $215 million in the second quarter of 2007 to $225 million in the second quarter of 2008, reflecting growth in business in force resulting from new sales. Net investment income decreased by $5 million, from $166 million in the second quarter of 2007 to $161 million in the second quarter of 2008, primarily reflecting lower investment yields slightly offset by the benefit from growth in invested assets.

2008 to 2007 Six Month Comparison. Revenues increased by $59 million, from $2.416 billion in the first six months of 2007 to $2.475 billion in the first six months of 2008. Group life premiums and policy charges and fee income decreased by $18 million, from $1.621 billion in the first six months of 2007 to $1.603 billion in the first six months of 2008, primarily reflecting lower net premiums and policy charges and fee income from experience-rated group life business resulting from the decrease in policyholder benefits on these contracts as discussed below. Also contributing to this decrease were lower premiums from non-experience-rated group life business due to reduced business in force. Lapse activity increased slightly as group life persistency deteriorated from 95% in the first six months of 2007 to 94% in the first six months of 2008. Offsetting these decreases is the premium adjustment for updated data on a large case as discussed above. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $78 million from $427 million in the first six months of 2007 to $505 million in the first six months of 2008. This increase reflects growth in business in force resulting from new sales, which included the assumption of existing liabilities from third parties during the first six months of 2008, exceeding the level of lapses, which increased slightly as persistency deteriorated from 91% in the first six months of 2007 to 90% in the first six months of 2008. The slight declines in group life and group disability persistency are reflective of continuing competitive pricing in the marketplace and the pricing discipline we apply in writing business. Net investment income declined $6 million, from $330 million in the first six months of 2007 to $324 million in the first six months of 2008, as the benefit from growth in invested assets was more than offset by lower investment yields.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Benefits ratio(1):
Group life	89.4%	91.1%	88.3%	91.3%
Group disability	86.2	84.7	88.9	87.8
Administrative operating expense ratio(2):
Group life	8.2	9.3	8.2	9.5
Group disability	22.3	20.0	19.6	21.0

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased by $4 million, from $1.142 billion in the second quarter of 2007 to $1.138 billion in the second quarter of 2008. Policyholders’ benefits, including the change in policy reserves, decreased slightly reflecting the benefit from more favorable claims experience in our group life businesses, which was mostly offset by higher policyholder benefits related to growth in our group disability business.

The group life benefits ratio improved 1.7 percentage points from the second quarter of 2007 to the second quarter of 2008, due to more favorable mortality experience. The group disability benefits ratio deteriorated 1.5 percentage points from the second quarter of 2007 to the second quarter of 2008, due to less favorable claims experience. The group life administrative operating expense ratio improved from the second quarter of 2007 to the second quarter of 2008, reflecting higher gross premiums on experience-rated group life business combined with reduced operating expenses in the second quarter of 2008. The group disability administrative operating expense ratio deteriorated from the second quarter of 2007 to the second quarter of 2008, due to operating expense increases incurred to support growth in the business.

2008 to 2007 Six Month Comparison. Benefits and expenses increased by $9 million, from $2.296 billion in the first six months of 2007 to $2.305 billion in the first six months of 2008. This increase is due to a $9 million increase in policyholders’ benefits, including the change in policy reserves, primarily reflecting growth of business in force in our group disability business, mostly offset by more favorable claims experience in our group life businesses, which resulted in lower premiums from experience-rated group life business as discussed above.

The group life benefits ratio improved 3.0 percentage points from the first six months of 2007 to the first six months of 2008, due to more favorable mortality experience combined with the benefit from a premium adjustment for updated data on a large case. The group disability benefits ratio deteriorated 1.1 percentage points from the first six months of 2007 to the first six months of 2008, due to less favorable claims experience. The group life administrative operating expense ratio improved from the first six months of 2007 to the first six months of 2008, as gross premiums increased, primarily from the experience-rated group life business, while operating expenses were relatively unchanged. The group disability administrative operating expense ratio improved from the first six months of 2007 to the first six months of 2008, reflecting growth in the business from new sales that outpaced the related increase in operating expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
New annualized premiums(1):
Group life	$30	$26	$142	$129
Group disability(2)	17	26	131	118

Total	$47	$52	$273	$247

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2008 to 2007 Three Month Comparison. Total new annualized premiums decreased $5 million, or 10%, from $52 million in the second quarter of 2007 to $47 million in the second quarter of 2008, reflective of lower long-term and short-term disability product sales in our group disability business. Partially offsetting this decrease was increased sales from our group life business, primarily due to higher premiums associated with the assumption of existing liabilities from third parties during the second quarter of 2008.

2008 to 2007 Six Month Comparison. Total new annualized premiums increased $26 million, or 11%, from $247 million in the first six months of 2007 to $273 million in the first six months of 2008. This increase reflects higher sales in our group life business, which includes the benefit from the assumption of existing liabilities from third parties during the second quarter of 2008. Sales also increased in our group disability businesses due to premiums related to the assumption of existing liabilities from third parties and higher long-term care sales, the benefit of which was partially offset by lower long-term and short-term disability product sales. Our sales are reflective of the continuing competitive pricing in the marketplace and the pricing discipline we apply in writing business.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$564	$590	$1,112	$1,135
Expenses	374	423	803	793

Adjusted operating income	190	167	309	342
Realized investment gains (losses), net, and related adjustments(1)	(10)	(4)	2	(2)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$180	$163	$311	$340

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, are excluded from the Asset Management segment and included in Corporate and Other operations as a divested business. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had pre-tax losses of $16 million and $123 million for the three and six months ended June 30, 2008, respectively. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income increased $23 million, from $167 million in the second quarter of 2007 to $190 million in the second quarter of 2008. Results of the segment’s proprietary investing business included income of $42 million in the second quarter of 2008, compared to income of $11 million in the second quarter of 2007, from investment results in a fixed income fund, in which our investment at June 30, 2008 totaled $450 million. The segment’s proprietary investing business also included higher income primarily from investment results in certain equity funds, which were partially offset by a decrease in real estate proprietary investing. In addition, results for the second quarter of 2008 reflect increased asset management fees, higher income related to securities lending activities and greater transaction fees. These items were partially offset by lower performance based incentive fees, primarily related to institutional real estate funds, in addition to higher compensation costs.

2008 to 2007 Six Month Comparison. Adjusted operating income decreased $33 million, from $342 million in the first six months of 2007 to $309 million in the first six months of 2008. Less favorable results of the segment’s proprietary investing business included income of $11 million in the first six months of 2008, compared to income of $31 million in the first six months of 2007, from investment results in a fixed income fund. The segment’s results for the first six months of 2008 also included a decrease in performance based incentive fees, primarily related to our real estate investment management activities, as well as higher expenses. Results benefited from an increase in asset management fees of $36 million, primarily from institutional customer assets as a result of increased asset values due to net asset flows and market appreciation, in addition to higher income related to securities lending activities in the first six months of 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Revenues by type:
Asset management fees	$288	$271	$569	$533
Incentive, transaction, principal investing and capital markets revenues(1)	152	159	240	290
Service, distribution and other revenues(1)(2)	124	160	303	312

Total revenues	$564	$590	$1,112	$1,135

(1)	The six months ended June 30, 2008 reflects $13 million for the three months ended March 31, 2008 that has been reclassified from “Incentive, transaction, principal investing and capital markets” to “Service, distribution and other revenues” to conform to current reporting practices.
(2)	Includes revenues under a contractual arrangement with Wachovia Securities, to provide essentially a fixed fee for managed account services. This arrangement expired with respect to most services provided as of July 1, 2008. Revenues in the three and six months ended June 2008 included $7 million and $15 million, respectively, for those managed account services. Also includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $14 million and $12 million in the three months ended June 30, 2008 and 2007, respectively, and $28 million and $25 million in the six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Asset management fees by source:
Institutional customers	$136	$123	$269	$240
Retail customers(1)	85	87	166	171
General account	67	61	134	122

Total asset management fees	$288	$271	$569	$533

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

	June 30, 2008	June 30, 2007
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$179.3	$166.2
Retail customers(2)	84.6	87.1
General account	175.0	167.0

Total	$438.9	$420.3

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $26 million, from $590 million in the second quarter of 2007 to $564 million in the second quarter of 2008. Service, distribution and other revenues decreased $36 million, primarily due to a reduction in service fee revenue, with a corresponding decrease in expense, as a result of a change in the service fee arrangement whereby Wachovia Securities is now paying investment managers directly. Also, revenues in certain consolidated real estate funds declined, which were fully offset by lower expenses related to minority interest in these funds. These items were partially offset by higher revenues related to securities lending activities. Incentive, transaction, principal investing and capital markets revenues decreased $7 million reflecting lower incentive based fees primarily related to institutional real estate funds, partially offset by an increase in revenues from the segment’s proprietary investing business driven by investment results in a fixed income fund, in addition to higher transaction fees. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of June 30, 2008, $184 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $180 million as of March 31, 2008 and $130 million as of December 31, 2007. Asset management fees increased $17 million, primarily from the management of institutional customer assets as a result of increased asset values due to net asset flows and market appreciation.

2008 to 2007 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $23 million, from $1.135 billion in the first six months of 2007 to $1.112 billion in the first six months of 2008. Incentive, transaction, principal investing and capital markets revenues decreased $50 million primarily reflecting lower incentive based fees from real estate related investments and lower revenues from the segment’s proprietary investing business. Service, distribution and other revenues decreased $9 million primarily due to a reduction in service fee revenue, with a corresponding decrease in expense, as a result of a change in the service fee arrangement whereby Wachovia Securities is now paying investment managers directly. Also, revenues in certain consolidated real estate funds declined, which were fully offset by lower expenses related to minority interest in these funds. These items were partially offset by higher revenues related to securities lending activities. Asset management fees increased $36 million, primarily from the management of institutional customer assets as a result of increased asset values due to net asset flows and market appreciation.

Expenses

2008 to 2007 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $49 million, from $423 million in the second quarter of 2007 to $374 million in the second quarter of 2008, driven by lower expenses related to the decline in service fee revenue, incentive based fees, and revenues associated with certain real estate funds, as discussed above. These items are partially offset by higher compensation costs primarily reflecting increased headcount.

2008 to 2007 Six Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $10 million, from $793 million in the first six months of 2007 to $803 million in the first six months of 2008. The increase in expenses is due to higher compensation costs, and interest expense related to proprietary investing activities. These increases are partially offset by lower expenses related to the decline in service fee revenue, incentive based fees, and revenues associated with certain real estate funds, as discussed above.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$36	$94	$87	$205
Expenses	13	22	20	36

Adjusted operating income	23	72	67	169
Equity in earnings of operating joint ventures (1)	(35)	(93)	(86)	(204)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(12)	$(21)	$(19)	$(35)

(1)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

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

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities. As discussed in Note 11 to the Unaudited Interim Consolidated Financial Statements, we have elected the “lookback” option under the terms of the agreements relating to the joint venture. The “lookback” option permits us to delay for two years following the combination of the A.G. Edwards business with Wachovia Securities our decision to make or not to make payments to avoid or limit dilution of our ownership interest in the joint venture. During this “lookback” period, our share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on our diluted ownership level, which is in the process of being determined. Any payments at the end of the “lookback” period to restore all or part of our ownership interest in the joint venture will be based on the appraised or agreed value of the joint venture excluding the A.G. Edwards business as well as the A.G. Edwards business. In such event, we would also need to make a true-up payment of one-time costs incurred during the “lookback” period associated with the combination to reflect the incremental increase in our ownership interest in the joint venture.

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

We are currently negotiating with Wachovia possible modifications to the terms of the existing agreements relating to the joint venture. Based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, we adjusted the carrying value of our ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of that business and the dilution of our 38% ownership level and to record the value of the above described rights under the “lookback” option. As a result, effective January 1, 2008, we recognized an increase to “Additional paid-in capital” of $977 million, net of tax. Our recorded share of pre-tax earnings from the joint venture of $86 million for the six months ended June 30, 2008, reflects our estimated diluted ownership level based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. As noted above, we are negotiating with Wachovia possible modifications to the terms of the existing agreements relating to the joint venture. Such modifications, if agreed to, as well as the establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, will result in an adjustment to the credit to equity and a true-up to the earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the six months ended June 30, 2008 and the finally determined diluted ownership percentage. We do not anticipate any such adjustment to have a material effect on our reported results of operations.

Earnings of the joint venture included in the results of the Financial Advisory segment are subject to certain risks pertaining to the joint venture operations, including customer claims, litigation and regulatory investigations affecting Wachovia Securities’ businesses. Such customer claims, litigation and regulatory matters include matters typical for retail securities brokerage and clearing operations and matters unique to the joint venture operations. In recent months, following the failure in early 2008 of the auctions which set the rates for most auction rate securities, Wachovia Securities has become the subject of customer complaints, legal actions, including a putative class action, and investigations by securities regulators and agencies relating to Wachovia Securities’ role in the underwriting, sale and auction of auction rate securities.

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $49 million, from $72 million in the second quarter of 2007 to $23 million in the second quarter of 2008. The segment’s results for the second quarter of 2008 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $35 million, based on our estimated diluted ownership level, as discussed above, compared to $93 million in the second quarter of 2007, including transition costs in the second quarter of 2008 of $47 million related to the combination of the A.G. Edwards business with Wachovia Securities. In addition, the second quarter of 2007 benefited from a greater contribution from equity syndication activity. The segment’s results also include expenses of $12 million in the second quarter of 2008 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, compared to $21 million in the second quarter of 2007.

2008 to 2007 Six Month Comparison. Adjusted operating income decreased $102 million, from $169 million in the first six months of 2007 to $67 million in the first six months of 2008. The segment’s results for the first six months of 2008 include our share of earnings from Wachovia Securities, on a pre-tax basis, of

$86 million, based on our estimated diluted ownership level, as discussed above, compared to $204 million in the first six months of 2007, including transition costs in the first six months of 2008 of $93 million related to the combination of the A.G. Edwards business with Wachovia Securities. In addition, the first six months of 2007 benefited from a greater contribution from equity syndication activity. The segment’s results also include expenses of $19 million in the first six months of 2008 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, compared to $35 million in the first six months of 2007.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$1,207	$1,150	$2,474	$2,313
Benefits and expenses	1,066	1,012	2,209	2,027

Adjusted operating income	141	138	265	286
Realized investment gains (losses), net, and related adjustments(1)	(256)	(51)	(435)	(58)
Related charges(2)	(1)	(3)	(4)	(4)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(168)	(140)	(273)	(82)
Change in experience-rated contractholder liabilities due to asset value changes(4)	139	104	182	64

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(145)	$48	$(265)	$206

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”

On December 31, 2007 we acquired a portion of Union Bank of California, N.A.’s retirement business, including $7.3 billion in full service retirement account values, for $103 million of cash consideration. The retirement account values related to this acquisition primarily consist of mutual funds and other client assets we administer, and are not reported on our balance sheet.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income for the Retirement segment increased $3 million, from $138 million in the second quarter of 2007 to $141 million in the second quarter of 2008, reflecting higher adjusted operating income in our institutional investment products business, partially offset by decreased results for our full service business. The increase in our institutional investment products business primarily reflects more favorable case experience related to a group annuity block of business. Also contributing to the increase was improved investment results, primarily due to a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets, partially offset by negative earnings in the second quarter of 2008 relating to a single equity method investment in a fixed income fund. Contributing to the investment results to a lesser extent was the accretion into net investment income in the second quarter of 2008 of fixed maturity other-than temporary impairments recognized in previous periods. For a further discussion of our policies regarding other-than-temporary declines in investment value, the related methodology for recording fixed maturity other-than-temporary impairments and the subsequent accretion into net investment income, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” below. The decrease in adjusted operating income relating to our full service business was primarily attributable to a $6 million loss in the second quarter of 2008 relating to the acquired retirement business of Union Bank of California, N.A. Results from the acquired business include costs related to an interim service agreement with Union Bank of California, N.A., which covers the integration period, as well as $4 million of transition costs. Revenues from the acquired business consist primarily of asset management fees and fee income. Excluding the impact of this acquisition, asset management fees declined, driven by a decrease in average full service retirement account values primarily resulting from equity market depreciation.

2008 to 2007 Six Month Comparison. Adjusted operating income for the Retirement segment decreased $21 million, from $286 million in the first six months of 2007 to $265 million in the first six months of 2008, reflecting lower adjusted operating income in our full service business, partially offset by improved results for our institutional investment products business. The decrease relating to the full service business was primarily attributable to higher general and administrative expenses and a $10 million loss in the first six months of 2008 relating to the acquired retirement business of Union Bank of California, N.A. Results from the acquired business include costs related to an interim service agreement with Union Bank of California, N.A., which covers the integration period, as well as $5 million of transition costs. Improved results in our institutional investment products business primarily reflect more favorable case experience related to our group annuity block of business. Investment results for this business were relatively unchanged, as a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets, were offset by negative earnings in the second quarter of 2008 relating to a single equity method investment in a fixed income fund. Contributing to the investment results to a lesser extent was the accretion into net investment income in the first six months of 2008 of fixed maturity other-than temporary impairments recognized in previous periods, as discussed above.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $57 million, from $1.150 billion in the second quarter of 2007 to $1.207 billion in the second quarter of 2008. Premiums increased $67 million, driven by higher single premium group annuity and life-contingent structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Policy charges and fee income and asset management fees and other income increased $14 million, including $6 million of revenues in the second quarter of 2008 associated with the acquired retirement business of Union Bank of California, N.A., as well as increased net settlements on interest rate swaps used to manage the duration of the investment portfolio. Excluding the impact of this acquisition, asset management fees declined, driven by a decrease in average full service retirement account values primarily resulting from equity market depreciation. Net investment income decreased $24 million, primarily reflecting lower interest rates on floating rate investments due to rate resets, lower balances of investments supported by borrowings and negative earnings in the second quarter of 2008 relating to a single equity method investment in a fixed income fund, partially offset by a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets. Serving as a partial offset to a lesser extent was the accretion into net investment income in the second quarter of 2008 of fixed maturity other-than temporary impairments recognized in previous periods.

2008 to 2007 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $161 million, from $2.313 billion in the first six months of 2007 to $2.474 billion in the first six months of 2008. Premiums increased $171 million, driven by higher single premium group annuity and life-contingent structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. In addition, the first six months of 2008 included $12 million of revenues associated with the acquired retirement business of Union Bank of California, N.A., which is primarily reflected within asset management fees and other income. Net investment income decreased $25 million, primarily reflecting lower interest rates on floating rate investments due to rate resets, lower balances of investments supported by borrowings and negative earnings in the second quarter of 2008 relating to a single equity method investment in a fixed income fund, partially offset by a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets. Serving as a partial offset to a lesser extent was the accretion into net investment income in the first six months of 2008 of fixed maturity other-than temporary impairments recognized in previous periods.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $54 million, from $1.012 billion in the second quarter of 2007 to $1.066 billion in the second quarter of 2008. Policyholders’ benefits, including the change in policy reserves, increased $64 million primarily reflecting the increase in premiums on higher single premium group annuity and life-contingent structured settlement sales discussed above, partially offset by more favorable case experience related to a group annuity block of business. Interest credited to policyholders’ account balances increased $15 million, primarily reflecting a greater base of guaranteed investment products sold in the institutional and retail markets, partially offset by lower crediting rates on floating rate guaranteed investment product liabilities due to rate resets. General and administrative expenses, net of capitalization, increased $8 million, and included $12 million of costs in the second quarter of 2008 associated with the acquired retirement business of Union Bank of California, N.A., including costs related to an interim services agreement with Union Bank of California, N.A., which covers the integration period, as well as $4 million of transition costs. Interest expense decreased $31 million primarily reflecting lower borrowings used to support investments and lower interest rates on these borrowings.

2008 to 2007 Six Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $182 million, from $2.027 billion in the first six months of 2007 to $2.209 billion in the first six months of 2008. Policyholders’ benefits, including the change in policy reserves, increased $154 million primarily reflecting the increase in premiums on higher single premium group annuity and life-contingent structured settlement sales discussed above, partially offset by more favorable case experience related to a group annuity block of business. Interest credited to policyholders’ account balances increased $56 million, primarily reflecting a greater base of guaranteed investment products sold in the institutional and retail markets, partially offset by lower crediting rates on floating rate guaranteed investment product liabilities due to rate resets. General and administrative expenses, net of capitalization, increased $22 million, and included $22 million of costs in the first six months of 2008 associated with the acquired retirement business of Union Bank of California, N.A., including costs related to an interim services agreement with Union Bank of California, N.A., which covers the integration period, as well as $5 million of transition costs. Interest expense decreased $50 million primarily reflecting lower borrowings used to support investments and lower interest rates on these borrowings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Full Service(1):
Beginning total account value	$107,060	$99,558	$112,192	$97,430
Deposits and sales	4,530	3,212	9,116	7,215
Withdrawals and benefits	(4,366)	(3,203)	(8,299)	(6,636)
Change in market value, interest credited and interest income(2)	(307)	4,466	(6,092)	6,024

Ending total account value	$106,917	$104,033	$106,917	$104,033

Net additions	$164	$9	$817	$579

Institutional Investment Products(3):
Beginning total account value	$51,667	$50,661	$51,591	$50,269
Additions	1,606	1,597	3,416	3,130
Withdrawals and benefits(4)	(1,944)	(1,067)	(3,646)	(2,810)
Change in market value, interest credited and interest income	241	325	802	932
Other(4)(5)	(57)	(590)	(650)	(595)

Ending total account value	$51,513	$50,926	$51,513	$50,926

Net additions (withdrawals)	$(338)	$530	$(230)	$320

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plans of $5.4 billion and $5.8 billion as of June 30, 2008 and 2007, respectively.
(2)	Change in market value, interest credited and interest income includes $511 million for the three and six months ended June 30, 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plans of $5.2 billion and $4.8 billion as of June 30, 2008 and 2007, respectively.
(4)	Transfers between the Retirement and Asset Management segments, previously presented within Withdrawals and benefits, have been reclassified to Other for all periods presented.
(5)	Other includes transfers from (to) the Asset Management segment of $115 million and $(332) million for the three months ended June 30, 2008 and 2007, respectively, and $(91) million and $(332) million for the six months ended June 30, 2008 and 2007, respectively. Other also includes $(511) million for the three and six months ended June 30, 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form. Remaining amounts for all periods presented primarily represents changes in asset balances for externally managed accounts.

2008 to 2007 Three Month Comparison. Account values in our full service business amounted to $106.9 billion as of June 30, 2008, a decrease of $143 million from March 31, 2008. The decrease in account values was driven primarily by a decrease in the market value of customer funds due to declines in the equity markets, partially offset by net additions of $164 million. Account values in our full service business as of June 30, 2008 increased $2.9 billion from June 30, 2007, primarily reflecting $7.3 billion of account values acquired from

Union Bank of California, N.A. and net additions of $1.2 billion, partially offset by a decrease in the market value of customer funds due to declines in the equity markets. Net additions increased $155 million, from $9 million in the second quarter of 2007 to $164 million in the second quarter of 2008, reflecting higher new plan sales and participant contributions, partially offset by higher plan lapses. New plan sales in the second quarter of 2008 included three large client sales totaling $1.1 billion. Plan lapses in the second quarter of 2008 included $844 million of lapses relating to account values acquired from Union Bank of California, N.A. These lapses occurred during the final stages of the conversion of acquired account values to our systems platform, which was completed in the second quarter of 2008.

Account values in our institutional investment products business amounted to $51.5 billion as of June 30, 2008, a decrease of $154 million from March 31, 2008, primarily reflecting net withdrawals of $338 million, driven by the impact of scheduled withdrawals in our guaranteed investment products, and a decrease in the market value of customer funds, partially offset by interest on general account business. Account values in our institutional investment products business as of June 30, 2008 increased $587 million from June 30, 2007, primarily reflecting interest on general account business and an increase in the market value of customer funds, partially offset by net withdrawals. Net additions (withdrawals) decreased $868 million, from net additions of $530 million in the second quarter of 2007 to net withdrawals of $338 million in the second quarter of 2008. This decrease primarily reflects higher withdrawals driven by scheduled withdrawals in our guaranteed investment products.

2008 to 2007 Six Month Comparison. Account values in our full service business amounted to $106.9 billion as of June 30, 2008, a decrease of $5.3 billion from December 31, 2007. The decrease in account values was driven primarily by a decrease in the market value of customer funds due to declines in the equity markets, partially offset by net additions of $817 million. Account values in our full service business as of June 30, 2008 increased $2.9 billion from June 30, 2007, primarily reflecting $7.3 billion of account values acquired from Union Bank of California, N.A. and net additions of $1.2 billion, partially offset by a decrease in the market value of customer funds due to declines in the equity markets. Net additions increased $238 million, from $579 million in the first six months of 2007 to $817 million in the first six months of 2008, reflecting higher new plan sales and participant contributions, partially offset by higher plan lapses. New plan sales in the first six months of 2008 included five large client sales totaling $1.4 billion. Plan lapses in the first six months of 2008 included $946 million of lapses relating to account values acquired from Union Bank of California, N.A. These lapses occurred during the final stages of the conversion of acquired account values to our systems platform, which was completed in the second quarter of 2008.

Account values in our institutional investment products business amounted to $51.5 billion as of June 30, 2008, a decrease of $78 million from December 31, 2007, primarily reflecting declines in the value of asset balances for externally managed accounts and net withdrawals of $230 million, driven by the impact of scheduled withdrawals in our guaranteed investment products. Interest on general account business partially offset these decreases. Account values in our institutional investment products business as of June 30, 2008 increased $587 million from June 30, 2007, primarily reflecting interest on general account business and an increase in the market value of customer funds, partially offset by net withdrawals. Net additions (withdrawals) decreased $550 million, from net additions of $320 million in the first six months of 2007 to net withdrawals of $230 million in the first six months of 2008. This decrease primarily reflects higher withdrawals driven by scheduled withdrawals in our guaranteed investment products, partially offset by higher additions due to higher sales of guaranteed investment products in the retail markets.

International Insurance and Investments Division

Impact of foreign currency exchange rate movements on earnings

As a U.S.-based company with significant business operations outside the U.S., we seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent earnings. The operations of our International Insurance and International Investments segments are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. As discussed further below, we enter into forward currency derivative contracts, as well as “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar denominated earnings streams, thereby reducing volatility from unfavorable and favorable foreign currency exchange rate movements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$1	$33	$1	$61
International Investments	1	(2)	1	(5)

Total International Insurance and Investments Division	$2	$31	$2	$56

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period. The consolidated net impact of this program recorded within the Corporate and Other operations was a gain of $1 million and a loss of $6 million for the three months ended June 30, 2008 and 2007, respectively, and a gain of $2 million and a loss of $10 million for the six months ended June 30, 2008 and 2007, respectively.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of both June 30, 2008 and December 31, 2007, the notional amount of these investments was ¥538 billion, or $4.8 billion based upon the foreign currency exchange rates applicable at the time these investments were acquired. For the three months ended June 30, 2008 and 2007, the weighted average yields generated by these investments were 2.3% and 2.4%, respectively. For the six months ended June 30, 2008 and 2007, the weighted average yields generated by these investments were 2.3% and 2.4%, respectively.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	June 30, 2008	December 31, 2007
	(in millions)
Cross-currency coupon swap agreements	$33	$40
Foreign exchange component of interest on dual currency investments	(32)	(11)

Total	$1	$29

The table below presents as of June 30, 2008, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2008	¥1.8	¥3.2	¥5.0	90.4
2009	3.4	5.8	9.2	88.7
2010	3.2	4.9	8.1	87.4
2011	3.1	3.8	6.9	85.6
2012-2034	36.0	56.4	92.4	79.5

Total	¥47.5	¥74.1	¥121.6	81.4

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

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

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. In the case of our Japanese insurance operations, which constitute our most significant foreign insurance operations, we hedge 100% of our U.S. GAAP equity in these subsidiaries, excluding “Accumulated other comprehensive income” components of Stockholders’ Equity and certain other adjustments. We are in the process of developing an economic capital framework, which includes available economic capital, as discussed in “—Liquidity and Capital Resources—Prudential Financial—Economic Capital.” In our Japanese insurance operations we seek to hedge a portion of the amount by which estimated available economic capital and other measurers of value exceed the current value of the U.S. GAAP equity. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. We hedge a portion of the estimated available economic capital, including that portion represented by U.S. GAAP equity, in our Japanese insurance operations primarily by maintaining U.S. dollar denominated investments financed with yen-denominated liabilities and equity, as well as to a lesser extent with yen-denominated debt. In certain of our other foreign insurance operations, the U.S. GAAP equity exposure is mitigated by entering into forward currency contracts that generally qualify for hedge accounting treatment, and by holding U.S. dollar denominated investments.

As of June 30, 2008, our U.S. dollar denominated investments and other net assets serving as a hedge of our estimated available economic capital in our Japanese insurance operations amounted to $6.1 billion, an increase of $1.1 billion from December 31, 2007, and was principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.0 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $1.0 billion. As of June 30, 2008, our U.S. dollar denominated investments and other net assets supporting the portion of our estimated available economic capital above our U.S. GAAP equity, excluding “Accumulated other comprehensive income” components of Stockholders’ Equity and certain other adjustments, totaled $1.7 billion and were acquired at an average exchange rate of approximately 104 yen. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above.

The available for sale investments under U.S. GAAP are recorded at fair value on the balance sheet with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income” within Stockholders’ Equity. Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income” as a “Currency translation adjustment” and are largely offset by the related changes in fair value due to foreign currency exchange rate movements of the portion of the available for sale investments that supports our Japanese insurance operations’ U.S. GAAP equity, hence creating a “natural equity hedge.” To the extent U.S. dollar denominated investments support the portion of estimated available economic capital above our U.S. GAAP equity there is no offsetting impact to equity.

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

The U.S. dollar denominated investments that hedge a portion of our estimated available economic capital in our Japanese insurance operations pay a coupon, which is reflected within “Net investment income,” and, therefore, included in adjusted operating income, which is approximately 200 to 300 basis points greater than what a similar yen-based investment would pay. The incremental impact of this higher yield will vary over time, and is dependent on the duration of the underlying investment, as well as interest rate environments in the U.S. and Japan at the time of the investment. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

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

During the first quarter of 2008, we began incorporating the impact of foreign currency exchange rate movements on the remaining U.S. dollar denominated net asset position of our Japanese insurance operations, which primarily relates to accrued investment income, as part of our overall application of the hedge of available economic capital. These U.S. dollar denominated assets and liabilities are remeasured for foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities, and the related change in value is recorded within “Asset management fees and other income.” As these U.S. dollar denominated assets and liabilities are included in the determination of the Japanese insurance operations’ level of available economic capital, we exclude all remeasurement related to these items from adjusted operating income.

Prospectively, we will seek to continue to hedge 100% of the U.S. GAAP equity as discussed above, and, to varying degrees, the estimated available economic capital of the Japanese insurance operations, which we may accomplish through holding U.S. dollar investments within the Japanese insurance operations, through yen-denominated borrowings issued within our U.S. operations, or by other means.

In addition, as of June 30, 2008 and December 31, 2007, our international insurance operations also had $5.5 billion and $4.4 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. These operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, and inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including, for constant dollar information discussed below, Japanese yen at a rate of 106 yen per U.S. dollar; Korean won at a rate of 950 won per U.S. dollar. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is reported based on the amounts as transacted in U.S. dollars. New annualized premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,489	$1,308	$3,066	$2,667
Gibraltar Life	840	747	1,588	1,441

	2,329	2,055	4,654	4,108

Benefits and expenses:
Life Planner operations	1,203	1,055	2,495	2,145
Gibraltar Life	673	590	1,293	1,141

	1,876	1,645	3,788	3,286

Adjusted operating income:
Life Planner operations	286	253	571	522
Gibraltar Life	167	157	295	300

	453	410	866	822

Realized investment gains (losses), net, and related adjustments(1)	(307)	20	(375)	160
Related charges(1)(2)	27	—	—	(5)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	45	32	(112)	54
Change in experience-rated contractholder liabilities due to asset value changes(4)	(45)	(32)	112	(54)
Equity in earnings of operating joint ventures(5)	1	—	1	—

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$174	$430	$492	$977

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income from Life Planner operations increased $33 million, from $253 million in the second quarter of 2007 to $286 million in second quarter of 2008 with no impact from currency fluctuations. This increase primarily reflected the continued growth of our Japanese and Korean Life Planner operations. Also contributing to the increase was a $13 million benefit to the second quarter of 2008 for the reversal of charges recorded in prior periods related to lapsed policies, as well as improved investment income margins primarily due to higher investment yields reflecting the lengthening of the duration of our Japanese yen investment portfolio. Partially offsetting these increases were higher expenses in certain of our operations outside of Japan.

Gibraltar Life’s adjusted operating income increased $10 million, from $157 million in the second quarter of 2007 to $167 million in the second quarter of 2008, including a $5 million unfavorable impact of currency fluctuations. Results for the second quarter of 2007 benefited $14 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture. Excluding the impact of currency fluctuations and the foregoing investment income benefit to the prior year quarter, adjusted operating income for Gibraltar Life increased $29 million, primarily reflecting improved investment income margins which benefited from various investment portfolio strategies, as discussed in more detail below, and the continued growth of our U.S. dollar denominated annuity product. In addition, current quarter results benefited from more favorable mortality experience than that of the prior year quarter.

2008 to 2007 Six Month Comparison. Adjusted operating income from Life Planner operations increased $49 million, from $522 million in the first six months of 2007 to $571 million in the first six months of 2008, including a $1 million favorable impact of currency fluctuations. This increase primarily reflected the continued growth of our Japanese and Korean Life Planner operations. Also contributing to the increase was a $13 million benefit to the second quarter of 2008 for the reversal of charges recorded in prior periods related to lapsed policies, as well as more favorable mortality experience. Partially offsetting these items, was increased amortization of deferred policy acquisition costs reflecting less favorable persistency on traditional products in Korea.

Gibraltar Life’s adjusted operating income decreased $5 million, from $300 million in the first six months of 2007 to $295 million in the first six months of 2008, including a $7 million unfavorable impact of currency fluctuations. Results for the first six months of 2007 benefited $14 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture. Excluding the impact of currency fluctuations and the foregoing investment income benefit to the prior year period, adjusted operating income for Gibraltar Life increased $16 million, reflecting improved investment income margins which reflect the benefits of various investment portfolio strategies, as discussed in more detail below, and the continued growth of our U.S. dollar denominated fixed annuity product. In addition, current year results benefited from more favorable mortality experience than that of the prior year. These items were partially offset by increased amortization of deferred policy acquisition costs driven by less favorable persistency experience and a higher level of expenses including costs associated with parallel testing of a new claims system.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $274 million, from $2.055 billion in the second quarter of 2007 to $2.329 billion in the second quarter of 2008, including a net favorable impact of $142 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $132 million, from $2.186 billion in the second quarter of 2007 to $2.318 billion in the second quarter of 2008.

Revenues from our Life Planner operations increased $181 million, from $1.308 billion in the second quarter of 2007 to $1.489 billion in the second quarter of 2008, including a net favorable impact of currency fluctuations of $56 million. Excluding the impact of currency fluctuations, revenues increased $125 million from the second quarter of 2007 to the second quarter of 2008. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $77 million, from $1.150 billion in the second quarter of 2007 to $1.227 billion in the second quarter of 2008. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $60 million, from $790 million in the second quarter of 2007 to $850 million in the second quarter of 2008. Premiums and policy charges and fee income from our Korean operation increased $11 million, from $280 million in the second quarter of 2007 to $291 million in the second quarter of 2008. The increase in premiums and policy charges and fee income in both operations was primarily the result of growth in business in force from new sales and strong persistency. Net investment income also increased $38 million, from $198 million in the second quarter of 2007 to $236 million in the second quarter of 2008, due to asset growth and higher investment yields reflecting the lengthening of the duration of our Japanese yen investment portfolio. We accomplish the duration lengthening by employing various strategies including investing in longer term securities or entering into long-duration floating-to-fixed interest rate swaps. These strategies are part of our on-going process to lengthen the duration of our Japanese yen investment portfolio in order to better align our asset/liability matching, the timing of which is constrained by market conditions and availability.

Revenues from Gibraltar Life increased $93 million, from $747 million in the second quarter of 2007 to $840 million in the second quarter of 2008, including a favorable impact from currency fluctuations of $86 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $7 million, from $822 million in the second quarter of 2007 to $829 million in the second quarter of 2008. This increase reflects a $20 million increase in net investment income, from $230 million in the second quarter of 2007 to $250 million in the second quarter of 2008, driven by the continued growth of our U.S. dollar denominated annuity product, as well as higher portfolio yields from various investment portfolio strategies including increased credit exposure, increased utilization of U.S. dollar denominated investments and duration lengthening. The duration lengthening for Gibraltar is accomplished through similar means as described for our Life Planner operations above. Offsetting the increase in net investment income was $14 million from a single investment joint venture that was recognized in the second quarter of 2007. Premiums decreased $12 million from $569 million in the second quarter of 2007 to $557 million in the second quarter of 2008, driven by a decrease in renewal premiums reflecting the attrition of existing business. Our renewal premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to newer products such as those with a retirement and savings objective, for which customer funds received are recorded as deposits.

2008 to 2007 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $546 million, from $4.108 billion in the first six months of 2007 to $4.654 billion in the first six months of 2008, including a net favorable impact of $258 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $288 million, from $4.372 billion in the first six months of 2007 to $4.660 billion in the first six months of 2008.

Revenues from our Life Planner operations increased $399 million, from $2.667 billion in the first six months of 2007 to $3.066 billion in the first six months of 2008, including a net favorable impact of currency fluctuations of $125 million. Excluding the impact of currency fluctuations, revenues increased $274 million from the first six months of 2007 to the first six months of 2008. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $185 million, from $2.365 billion in the first six months of 2007 to $2.550 billion in the first six months of 2008. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $146 million, from $1.648 billion in the first six months of 2007 to $1.794 billion in the first six months of 2008. Premiums and policy charges and fee income from our Korean operation increased $28 million, from $562 million in the first six months of 2007 to $590 million in the first six months of 2008. The increase in premiums and policy charges and fee income in both operations was primarily the result of growth in business in force from new sales and strong persistency. Overall policy persistency for the 13-month period remained relatively stable at 92% for the first six months of 2008. Net investment income also increased $72 million, from $394 million in the first six months of 2007 to $466 million in the first six months of 2008, due to asset growth and higher investment yields reflecting our continuing desire to lengthen the duration of our Japanese investment portfolio as discussed in more detail above.

Revenues from Gibraltar Life increased $147 million, from $1.441 billion in the first six months of 2007 to $1.588 billion in the first six months of 2008, including a favorable impact from currency fluctuations of $133 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $14 million, from $1.585 billion in the first six months of 2007 to $1.599 billion in the first six months of 2008. This increase reflects a $31 million increase in net investment income, from $441 million in the first six months of 2007 to $472 million in the first six months of 2008, driven by the continued growth of our U.S. dollar denominated annuity product, as well as higher portfolio yields from various investment portfolio strategies including increased credit exposure, increased utilization of U.S. dollar denominated investments and duration lengthening as discussed in more detail above. Offsetting this increase in net investment income was $14 million from a single investment joint venture that was recognized in the second quarter of 2007. Premiums decreased $13 million from $1.095 billion in the first six months of 2007 to $1.082 billion in the first six months of 2008, driven by a decrease in renewal premiums reflecting the attrition of existing business. Policy persistency for the 13-month period declined from 94% for the six months of 2007 to 91% in the six months of 2008. Our renewal premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to newer products such as those with a retirement and savings objective, for which customer funds received are recorded as deposits.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $231 million, from $1.645 billion in the second quarter of 2007 to $1.876 billion in the second quarter of 2008, including a net unfavorable impact of $147 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $84 million, from $1.770 billion in the second quarter of 2007 to $1.854 billion in the second quarter of 2008.

Benefits and expenses of our Life Planner operations increased $148 million, from $1.055 billion in the second quarter of 2007 to $1.203 billion in the second quarter of 2008, including a net unfavorable impact of $56 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $92 million, from $1.110 billion in the second quarter of 2007 to $1.202 billion in the second quarter of 2008. Benefits and expenses of our Japanese Life Planner operation increased $56 million from $726 million in the second quarter of 2007 to $782 million in the second quarter of 2008. Benefits and expenses from our Korean operation increased $15 million, from $270 million in the second quarter of 2007 to $285 million in second quarter of 2008. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force.

Gibraltar Life’s benefits and expenses increased $83 million, from $590 million in the second quarter of 2007 to $673 million in the second quarter of 2008, including a $91 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $8 million, from $660 million in the second quarter of 2007 to $652 million in the second quarter of 2008. The decrease primarily reflects a decrease in policyholder benefits, including changes in reserves, which was driven by more favorable mortality experience, as well as the attrition of existing business as discussed above. Partially offsetting these decreases are higher interest credited to policyholders’ account balances and higher amortization of deferred policy acquisition costs both related to the continued growth of our U.S. dollar denominated annuity product.

2008 to 2007 Six Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $502 million, from $3.286 billion in the first six months of 2007 to $3.788 billion in the first six months of 2008, including a net unfavorable impact of $264 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $238 million, from $3.538 billion in the first six months of 2007 to $3.776 billion in the first six months of 2008.

Benefits and expenses of our Life Planner operations increased $350 million, from $2.145 billion in the first six months of 2007 to $2.495 billion in the first six months of 2008, including a net unfavorable impact of $124 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $226 million, from $2.260 billion in the first six months of 2007 to $2.486 billion in the first six months of 2008. Benefits and expenses of our Japanese Life Planner operation increased $155 million from $1.509 billion in the first six months of 2007 to $1.664 billion in the first six months of 2008. Benefits and expenses from our Korean operation increased $39 million, from $530 million in the first six months of 2007 to $569 million in first six months of 2008. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force. Also contributing to the increase in benefits and expenses was higher amortization of deferred policy acquisition costs reflecting less favorable persistency on traditional products in Korea. Partially offsetting these increases was more favorable mortality experience.

Gibraltar Life’s benefits and expenses increased $152 million, from $1.141 billion in the first six months of 2007 to $1.293 billion in the first six months of 2008, including a $140 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $12 million, from $1.278 billion in the first six months of 2007 to $1.290 billion in the first six months of 2008. This increase reflects increased amortization of deferred policy acquisition costs driven by less favorable persistency experience and a higher level of expenses including costs associated with parallel testing of a new claims system. Also contributing to the increase is higher interest credited to policyholders’ account balances and higher amortization of deferred policy acquisition costs both related to the continued growth of our U.S. dollar denominated annuity product. Partially offsetting the items is a decrease in policyholder benefits, including changes in reserves, which was driven by more favorable mortality experience, as well as the attrition of existing business as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
Life Planner operations	$188	$178	$423	$401
Gibraltar Life(1)	148	90	242	163

Total	$336	$268	$665	$564

On a constant exchange rate basis:
Life Planner operations	$188	$188	$421	$424
Gibraltar Life(1)	147	97	243	176

Total	$335	$285	$664	$600

(1)	The methodology for determining Gibraltar Life’s annualized new business premium on an actual and constant exchange rate basis has been revised to more clearly report the trend of U.S. dollar product sales. Prior period amounts have been restated to conform to current presentation.

2008 to 2007 Three Month Comparison. On a constant exchange rate basis, new annualized premiums increased $50 million, from $285 million in the second quarter of 2007 to $335 million in the second quarter of 2008.

New annualized premiums, on a constant exchange rate basis, from our Life Planner operations were unchanged, as an increase of $6 million in our Japanese operations was offset by a $6 million decrease in all other countries, predominately due to lower retirement income and whole life sales in Korea due to the competitive market environment.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $50 million, due to strong sales of a new single premium yen denominated endowment product launched in the second quarter of 2008, as well as continuing strong sales of a U.S. dollar denominated retirement income product launched in the first quarter of 2008. In addition, sales of U.S. dollar denominated fixed annuity products increased in both our Life Advisor and bank distribution channels.

2008 to 2007 Six Month Comparison. On a constant exchange rate basis, new annualized premiums increased $64 million, from $600 million in the first six months of 2007 to $664 million in the first six months of 2008.

New annualized premiums, on a constant exchange rate basis, from our Life Planner operations decreased $3 million, reflecting lower sales of retirement income and whole life products in Korea due to the competitive market environment, partially offset by an increase in sales in Japan.

The number of Life Planners increased 178, or 3%, from 6,001 as of June 30, 2007 to 6,179 as of June 30, 2008, driven by increases of 67 in Japan, 65 in Taiwan, 29 in Mexico, and 20 in Brazil. Partially offsetting these increases was a Life Planner decrease of 22 in Korea due to the competitive market environment. In addition, during 2007 and the first six months of 2008, 105 Life Planners in Japan were transferred to Gibraltar primarily to support our efforts to expand our bank channel distribution. Factoring in these transfers, the number of Life Planners would have increased 4%, from June 30, 2007 to June 30, 2008.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $67 million, reflecting strong sales of a new U.S. dollar denominated retirement income product and a new single premium yen denominated endowment product launched in the first and second quarters of 2008, respectively. Higher sales of our U.S. dollar denominated fixed annuity products in both the Life Advisor and bank distribution channels also contributed to the increase in new annualized premiums. The number of Life Advisors increased by 84, from 5,815 as of June 30, 2007 to 5,899 as of June 30, 2008, reflecting our continued focus on hiring practices to enhance retention and productivity.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first six months of 2008 and the first six months of 2007 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$154	$169	$330	$346
Expenses	128	126	278	241
Adjusted operating income	26	43	52	105
Realized investment gains (losses), net, and related adjustments(1)	—	1	3	1
Related charges(2)	—	(3)	—	(3)
Equity in earnings of operating joint ventures(3)	(6)	(7)	(15)	(16)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$20	$34	$40	$87

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.
(3)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

In 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. We subsequently renamed the company Prudential Investment & Securities Co., Ltd, or PISC. On January 25, 2008, we completed the acquisition of the remaining 20 percent for $90 million and PISC is now a wholly owned operation.

On January 18, 2008, we made an additional investment of $154 million in our UBI Pramerica operating joint venture in Italy, which we account for under the equity method. This additional investment was necessary to maintain our ownership interest at 35 percent and was a result of the merger of our joint venture partner with another Italian bank, and their subsequent consolidation of their asset management companies into the UBI Pramerica joint venture.

On July 1, 2008, we acquired a 40 percent interest in GAP Asset Management of Brazil, which we will account for under the equity method. GAP Asset Management of Brazil had $2.6 billion in assets under management as of March 31, 2008.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $17 million, from $43 million in the second quarter of 2007 to $26 million in the second quarter of 2008, primarily due to lower results from the segment’s Korean asset management operation. Also contributing to this decrease was lower earnings from the segment’s global commodities group. The adjusted operating income of our Korean asset management operation includes $4 million in both the second quarter of 2008 and 2007 of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2008 to 2007 Six Month Comparison. Adjusted operating income decreased $53 million, from $105 million in the first six months of 2007 to $52 million in the first six months of 2008. This decrease reflects lower results from the segment’s asset management businesses, primarily reflecting the benefit in the prior year from higher fees in our Korean operation due to strong sales of mutual funds that carry a front-end load, as well as lower results from the segment’s global commodities group. The decrease in earnings for the global commodities group is primarily attributable to a $19 million credit loss reserve related to a brokerage client that was recorded in the first quarter of 2008. Also contributing to lower earnings in the global commodities group is the impact of market value changes on securities relating to exchange memberships, which benefited the first six months of 2007 by $17 million, while benefiting the first six months of 2008 by $8 million. Results for both the first six months of 2008 and 2007 include fee revenue from the Korean government under the agreement discussed above of $9 million.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $15 million, from $169 million in the second quarter of 2007 to $154 million in the second quarter of 2008, primarily reflecting lower revenue in the Korean asset management operation, which was slightly offset by higher revenues in our global commodities group due to increased sales and trading activity.

2008 to 2007 Six Month Comparison. Revenues decreased $16 million, from $346 million in the first six months of 2007 to $330 million in the first six months of 2008, reflecting lower revenues from the segment’s asset management businesses, primarily due to the decrease in front-end fees in our Korean operation. Partially offsetting this decrease were higher revenues in our global commodities group due to increased sales and trading activity, which more than offset the lower benefit in the current year from market value changes on securities relating to exchange memberships.

Expenses

2008 to 2007 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $2 million, from $126 million in the second quarter of 2007 to $128 million in the second quarter of 2008, primarily reflecting higher expenses in our global commodities group corresponding with the higher level of revenues generated by this business. This increase was mostly offset by lower expenses corresponding with the lower level of revenues generated by the Korean asset management operation.

2008 to 2007 Six Month Comparison. Expenses increased $37 million, from $241 million in the first six months of 2007 to $278 million in the first six months of 2008, primarily due to the $19 million credit loss in our global commodities group and higher expenses corresponding with the higher level of revenues generated by the sales and trading activity of our global commodities group.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Corporate Operations(1)	$(2)	$(26)	$(14)	$(14)
Real Estate and Relocation Services	(3)	18	(26)	15

Adjusted operating income	(5)	(8)	(40)	1
Realized investment gains (losses), net, and related adjustments(2)	148	72	(9)	90
Investment gains on trading account assets supporting insurance liabilities(1)(3)	—	—	—	2
Divested businesses(4)	(13)	18	(125)	46

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$130	$82	$(174)	$139

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	See “—Divested Businesses.”

2008 to 2007 Three Month Comparison. Adjusted operating income increased $3 million, from a loss of $8 million in the second quarter of 2007 to a loss of $5 million in the second quarter of 2008. Adjusted operating income from corporate operations increased $24 million, from a loss of $26 million in the second quarter of 2007 to a loss of $2 million in the second quarter of 2008. Corporate operations benefited from lower employee benefit costs, including a $16 million decline in our deferred compensation liabilities in the second quarter of 2008 versus the prior year quarter. The lower costs were partially offset by increased costs related to our retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions. Corporate operations investment income, net of interest expense, decreased $6 million, primarily reflecting the impact of lower yields on invested assets and lower earnings from the investment of proceeds from our convertible debt issues. The $2 billion November 2005 convertible debt securities, for which investment of proceeds in fixed income securities contributed to results for the second quarter of 2007, were repaid in May 2007. The proceeds from our $2 billion December 2006 convertible debt issuance were used to fund an investment portfolio of fixed income securities until December 2007, which also benefited results for the prior year quarter. These proceeds, as well as the proceeds from our $3 billion December 2007 convertible debt issuance, are now invested in short-term investments or are used to support short-term capital and operating needs in lieu of other short-term borrowings. We anticipate our investment income, net of interest expense, within our corporate operations will continue to decline in future periods as we continue to repurchase shares and experience less pre-tax earnings on a growing book of equity method tax credit investments. The benefit to corporate operations earnings from our equity method tax credit investments is realized on an after-tax basis.

Corporate operations includes income from our qualified pension plan of $72 million in the second quarter of 2008, a decrease of $19 million from $91 million in the second quarter of 2007. The decrease primarily reflects the impact of the transfer in April 2007 of $1 billion in plan assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. As a result of the transfer, the decline in income from our qualified pension plan was offset by a corresponding decline in other postretirement benefit expenses.

Adjusted operating income of our real estate and relocation services business decreased $21 million, from income of $18 million in the second quarter of 2007 to a loss of $3 million in the second quarter of 2008. Less favorable residential real estate market conditions resulted in lower royalty fees, increased bad debt reserves and lower relocation revenue from real estate referral fees and homesale transactions. Certain of our clients utilize a fixed fee homesale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of June 30, 2008, we held in unsold inventory homes with a net value of approximately $73 million under this program.

2008 to 2007 Six Month Comparison. Adjusted operating income decreased $41 million, from income of $1 million in the first six months of 2007 to a loss of $40 million in the first six months of 2008. The decrease in adjusted operating income is primarily due to less favorable results in our real estate and relocation services business. Adjusted operating income of our real estate and relocation services business decreased $41 million, from income of $15 million in the first six months of 2007 to a loss of $26 million in the first six months of 2008. Less favorable residential real estate market conditions resulted in lower royalty fees, increased bad debt reserves and lower relocation revenue from real estate referral fees and homesale transactions.

Adjusted operating income from corporate operations remained unchanged for the first six months of 2008 and 2007 at a loss of $14 million. Corporate operations investment income, net of interest expense, decreased $30 million, primarily reflecting the impact of lower earnings from the investment of proceeds from our convertible debt issues, lower yields on invested assets and the impact of less favorable income from our tax credit investments. The $2 billion November 2005 convertible debt securities, for which investment of proceeds in fixed income securities contributed to results during the first six months of 2007, were repaid in May 2007. The proceeds from our $2 billion December 2006 convertible debt issuance were used to fund an investment portfolio of fixed income securities until December 2007, which also benefited results for the first six months of the prior year. These proceeds, as well as the proceeds from our $3 billion December 2007 convertible debt issuance, are now invested in short-term investments or are used to support short-term capital and operating needs in lieu of other short-term borrowings. We anticipate our investment income, net of interest expense, within our corporate operations will continue to decline in future periods as we continue to repurchase shares and experience less pre-tax earnings on a growing book of equity method tax credit investments. The benefit to corporate operations earnings from our equity method tax credit investments is realized on an after-tax basis.

Corporate operations includes income from our qualified pension plan of $144 million in the first six months of 2008, a decrease of $38 million from $182 million in first six months of 2007. The decrease primarily reflects the impact of the transfer in April 2007 of $1 billion in plan assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. As a result of the transfer, the decline in income from our qualified pension plan was offset by a corresponding decline in other postretirement benefit expenses.

Corporate operations benefited from a $40 million decline in our deferred compensation liabilities in the first six months of 2008 versus the prior year. This benefit was offset by increased costs related to our retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

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

As of June 30, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $83 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. However, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of June 30, 2008 was reduced to zero.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
U.S. GAAP results:
Revenues	$1,496	$1,893	$3,167	$3,884
Benefits and expenses	1,458	1,878	3,155	3,732

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$38	$15	$12	$152

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2008 to 2007 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $23 million, from $15 million in the second quarter of 2007 to $38 million in the second quarter of 2008. Results for the second quarter 2008 reflect net realized investment losses of $348 million as compared to losses of $8 million in the second quarter of 2007, an increase of $340 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, decreased $63 million primarily related to lower yields and a decrease in income on joint ventures and limited partnership investments accounted for under the equity method. In addition, dividends paid and accrued to policyholders increased, primarily due to an increase in the 2008 dividend scale. The impact of these items contributed to actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in a decrease in the cumulative earnings policyholder dividend obligation expense of $476 million from the second quarter of 2007, compared to the second quarter of 2008. As noted above, as of June 30, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $83 million. Actual cumulative earnings less than expected cumulative earnings will result in volatility in the Closed Block Business earnings in future periods.

2008 to 2007 Six Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $140 million, from $152 million in the first six months of 2007 to $12 million in the first six months of 2008. Results for the first six months of 2008 reflect net realized investment losses of $458 million as compared to gains of $199 million in the first six months of 2007, a decrease of $657 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” Net investment income, net of interest expense, decreased $100 million, primarily related to lower yields and a decrease in income on joint ventures and limited partnership investments accounted for under the equity method. In addition, dividends paid and accrued to policyholders increased, primarily due to an increase in the 2008 dividend scale. The impact of these items contributed to actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in a decrease in the cumulative earnings policyholder dividend obligation expense of $716 million from the first six months of 2007, compared to the first six months of 2008.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $397 million, from $1.893 billion in the second quarter of 2007 to $1.496 billion in the second quarter of 2008, principally driven by the decrease in net realized investment gains and net investment income, net of interest expense, as discussed above.

2008 to 2007 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $717 million, from $3.884 billion in the first six months of 2007 to $3.167 billion in the first six months of 2008, principally driven by the decrease in net realized investment gains and net investment income, net of interest expense, as discussed above.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $420 million, from $1.878 billion in the second quarter of 2007 to $1.458 billion in the second quarter of 2008. This decrease included a $421 million decline in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $476 million, partially offset by an increase in dividends paid and accrued to policyholders, primarily due to an increase in the 2008 dividend scale.

2008 to 2007 Six Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $577 million, from $3.732 billion in the first six months of 2007 to $3.155 billion in the first six months of 2008. This decrease included a $602 million decline in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $716 million, partially offset by an increase in dividends paid and accrued to policyholders, primarily due to an increase in the 2008 dividend scale.

Income Taxes

Our income tax provision amounted to $66 million in the second quarter of 2008 compared to $324 million in the second quarter of 2007. The decline in income tax expense primarily reflects the decline in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures and the growth in domestic tax credits in the second quarter of 2008 from the second quarter of 2007.

Our income tax provision amounted to $95 million in the first six months of 2008 compared to $747 million in the first six months of 2007, representing 14% of income from continuing operations before income taxes and equity in earnings of operating joint ventures for the first six months of 2008 and 29% for the first six months of 2007. The lower effective tax rate in the first six months of 2008 primarily reflects the decline in pre-tax income and growth in domestic tax credits.

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

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the Service for additional review of the industry issue regarding the methodology for calculating the dividends received deduction related to variable life insurance and annuity contracts. The Company is responding to the Service’s requests for additional information.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Equity sales, trading and research operations	$(1)	$(105)	$(2)	$(103)
Real estate investments sold or held for sale	—	44	1	62
International securities operations	(3)	4	(2)	1
Healthcare operations	—	—	—	5

Income (loss) from discontinued operations before income taxes	(4)	(57)	(3)	(35)
Income tax expense (benefit)	(1)	(28)	(1)	(45)

Income (loss) from discontinued operations, net of taxes	$(3)	$(29)	$(2)	$10

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Commercial mortgage securitization operations	$(16)	$23	$(123)	$32
Exchange shares previously held by Prudential Equity Group	(2)	(6)	(7)	(6)
Prudential Securities capital markets	3	1	4	9
Prudential Home Mortgage Company	—	—	—	7
Property and casualty insurance	2	—	1	4

Total divested businesses excluded from adjusted operating income	$(13)	$18	$(125)	$46

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in our Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. We do not anticipate incurring material costs (including employee severance, retention and other employee related costs) in connection with this decision. As of June 30, 2008, our commercial mortgage securitization operations held $128 million of bonds (at par value) it retained from 2007 securitizations and loans with a principal balance of $332 million. Net of the derivatives purchased as hedges, about $140 million of these positions continue to be subject to changes in credit spreads. This represents a decrease from about $750 million as of December 31, 2007. The losses of $16 million in the second quarter of 2008 and $123 million in the first six months of 2008 primarily reflect net realized and unrealized losses on the loans, bonds and hedges from instability in the commercial mortgage-backed securities market during 2008.

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

Results for the three months ended June 30, 2008 and 2007 include the recognition of $123 million and $108 million of investment losses, respectively, and for the six months ended June 30, 2008 and 2007 include the recognition of $385 million and $26 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended June 30, 2008 and 2007 include decreases of $94 million and $72 million, respectively, and for the six months ended June 30, 2008 and 2007 include decreases of $294 million and $10 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by U.S. GAAP, changes in the fair value of commercial loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in commercial loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders are decreases related to commercial loans of $28 million and $12 million for the three months ended June 30, 2008 and 2007, respectively, and decreases related to commercial loans of $17 million and $15 million for the six months ended June 30, 2008 and 2007, respectively.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

As discussed in Notes 2 and 10 to the Unaudited Interim Consolidated Financial Statements, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.) certain equity securities and commercial loans, short-term investments and certain cash equivalents (primarily commercial paper) and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through comparison to internal pricing information and economic indicators as well as backtesting to trade data or other data to confirm that the pricing service’s significant inputs are observable) or determined through the use of valuation methodologies using observable market inputs. Under certain conditions, we may conclude the prices received from independent third party pricing services are not reasonable or reflective of market activity. In those instances, we may choose to over-ride the pricing information received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of June 30, 2008 such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from the prices received from the independent pricing services.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities, certain highly structured over-the-counter derivative contracts, certain commercial loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2008, for Consolidated, Financial Services Businesses and Closed Block Business.

	Consolidated
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$5	$156,383	$1,859	$—	$158,247
Trading account assets supporting insurance liabilities	1,141	13,326	157	—	14,624
Other trading account assets	674	4,168	640	(2,353)	3,129
Equity securities, available for sale	5,596	2,361	138	—	8,095
Commercial loans	—	511	70	—	581
Other long-term investments	379	216	928	—	1,523
Short term investments	3,860	1,258	—	—	5,118
Cash and cash equivalents	1,757	6,184	—	—	7,941
Other assets	33	3,977	—	—	4,010

Sub-total excluding separate account assets	13,445	188,384	3,792	(2,353)	203,268
Separate account assets(3)	85,460	69,304	24,559	—	179,323

Total assets	$98,905	$257,688	$28,351	$(2,353)	$382,591

Future policy benefits	—	—	327	—	327
Long-term debt	—	—	211	—	211
Other liabilities	28	2,641	88	(1,980)	777

Total liabilities	$28	$2,641	$626	$(1,980)	$1,315

	Financial Services Businesses
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$5	$113,314	$1,222	$—	$114,541
Trading account assets supporting insurance liabilities	1,141	13,326	157	—	14,624
Other trading account assets	674	4,036	627	(2,353)	2,984
Equity securities, available for sale	2,287	2,175	105	—	4,567
Commercial loans	—	511	70	—	581
Other long-term investments	382	466	931	—	1,779
Short term investments	3,023	902	—	—	3,925
Cash and cash equivalents	1,516	5,431	—	—	6,947
Other assets	33	3,977	—	—	4,010

Sub-total excluding separate account assets	9,061	144,138	3,112	(2,353)	153,958
Separate account assets(3)	85,460	69,304	24,559	—	179,323

Total assets	$94,521	$213,442	$27,671	$(2,353)	$333,281

Future policy benefits	—	—	327	—	327
Long-term debt	—	—	211	—	211
Other liabilities	28	2,641	88	(1,980)	777

Total liabilities	$28	$2,641	$626	$(1,980)	$1,315

	Closed Block Business
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$43,069	$637	$—	$43,706
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets	—	132	13	—	145
Equity securities, available for sale	3,309	186	33	—	3,528
Commercial loans	—	—	—	—	—
Other long-term investments	(3)	(250)	(3)	—	(256)
Short term investments	837	356	—	—	1,193
Cash and cash equivalents	241	753	—	—	994
Other assets	—	—	—	—	—

Sub-total excluding separate account assets	4,384	44,246	680	—	49,310
Separate account assets(3)	—	—	—	—	—

Total assets	$4,384	$44,246	$680	$—	$49,310

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	—	—	—	—	—

Total liabilities	$—	$—	$—	$—	$—

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 7%, 8% and 1% for Consolidated, Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2%. The amount of Level 3 liabilities was immaterial to the Company’s balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 10 to the Unaudited Interim Consolidated Financial Statements.

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

Valuation of Fixed Maturity Securities

Our public fixed maturity securities include investments in corporate securities, government securities and various structured securities, including asset-backed and mortgage-backed securities. The fair values of our public fixed maturity securities are generally based on quoted market prices or prices obtained from independent pricing services. In order to validate reasonability, prices are reviewed by our internal asset managers through comparison with directly observed recent market trades or comparison of all significant inputs used by the pricing service to our observations of those inputs in the market. Consistent with the fair value hierarchy described above, securities with quoted market prices or validated quotes from pricing services are generally reflected within Level 2. In circumstances where prices from pricing services are reviewed for reasonability but cannot be validated to observable market data as noted above, these security values are recorded in Level 3 in our fair value hierarchy. In circumstances where market data such as quoted market prices or vendor pricing is not available, internal estimates are used to determine fair value. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset, and are therefore included in Level 3 in our fair value hierarchy. Circumstances where observable market data is not available may include events such as market illiquidity and credit events related to the security. Our investments in asset-backed securities collateralized by sub-prime mortgages that were classified as Level 3 due to market illiquidity totaled $412 million as of June 30, 2008.

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

Our Level 3 fixed maturity securities generally include certain public fixed maturities and distressed private fixed maturities priced internally based on observable and unobservable inputs. For June 30, 2008, our Level 3 fixed maturity securities primarily consisted of approximately $900 million public fixed maturities and $880 million of private fixed maturities. Under certain conditions the Company may conclude pricing information received from third party pricing services is not reflective of market activity and may over-ride that information with an internally developed valuation. As of June 30, 2008, such over-rides in aggregate were not material. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data. Net realized and unrealized losses for Level 3 Available for Sale fixed maturities totaled $85 million and $7 million, respectively, for the second quarter of 2008.

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

Valuation of Equity Securities

Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in our fair value hierarchy. Estimated fair values for privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in our fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with recent market trades we have directly observed. Accordingly, these securities are classified within Level 2 in our fair value hierarchy.

Impact of Valuation of Fixed Maturities and Equity Securities on Results of Operations

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available for sale, or held to maturity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. Our investments classified as held to maturity are carried at amortized cost. In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in fair value is other-than-temporary. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is impaired to its fair value, with a corresponding charge to “Realized investment gains (losses), net” in the statement of operations and is included in income from continuing operations under U.S. GAAP but excluded from adjusted operating income. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” for a discussion of the effects of impairments on our operating results for the three months ended June 30, 2008 and 2007.

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

Due to volatility in the credit markets, the Company experienced unexpected volatility in the fair value of the aforementioned fixed rate commercial loans held for investment that was not substantially offset by the associated interest rate derivative hedges during the quarter ended March 31, 2008. Therefore, the Company decided to no longer elect the fair value option on loans held for investment that were originated after March 31, 2008, and has applied hedge accounting under SFAS No. 133.

The fair value of loans held for investment and accounted for using the Fair Value Option discussed above is determined based on the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for similar quality loans. Since the interest rate and market spread assumptions for similar quality loans are generally observable based upon market transactions, the fair value of loans held for investment has been reflected within Level 2 in our fair value hierarchy.

The fair value of loans held for sale and accounted for using the Fair Value Option discussed above as well as those loans reported at fair value on a non recurring basis and accounted for using the lower of cost or market approach is determined utilizing pricing indicators from the whole loan market, which the Company considers is its principal market for these loans. The Company has evaluated the valuation inputs used during the second quarter for these assets, and deemed that the primary pricing inputs are Level 3 in our fair value hierarchy.

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

The fair value of wholly-owned real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach, that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 as of June 30, 2008 totaled approximately $925 million. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds is offset by a minority interest liability, which liability is not considered to be fair value and therefore, not included in fair value reporting above.

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

Most OTC derivative contracts have bid and ask prices that can be readily observed in the market place. The Company’s policy is to use mid-market pricing consistent with the Company’s best estimate of fair value. The bid-ask spreads for derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. OTC derivatives classified as Level 3 totaled approximately $500 million, without giving consideration to the impact of netting, as of June 30, 2008.

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

All realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Generally, the changes in fair value of such non-dealer related derivatives, excluding those that qualify for hedge accounting, are recorded in “Realized investment gains (losses), net.” For additional information regarding the impact of changes in fair value of derivative instruments on our results of operations see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” below.

The Company holds externally managed investments in the European market, as discussed in greater detail under “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category.” These investments are classified as Level 2 for fair value reporting. While the fair value of the embedded derivatives associated with these investments has increased modestly during the second quarter of 2008 due to credit spread tightening in the applicable financial markets, the fair value of the embedded derivatives remains in a loss position on a cumulative basis as a result of the recent stress in the credit markets. We believe the investment fundamentals remain sound, and the ultimate value that will be realized will be higher than the current fair value of the embedded derivatives.

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The expected cash flows are discounted using appropriate rates that take into consideration the Company’s own risk of nonperformance. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models. Significant inputs to these models include capital market assumptions, such as interest rates and equity market assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy. The change in fair value of the GMAB, GMWB and GMIWB resulted in a decrease in the total liability of $125 million for the three months ended June 30, 2008 and an increase in the total liability of $159 million for the six months ended June 30, 2008. This change was significantly offset by changes in value of related hedging instruments as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Annuities.”

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

Valuation of Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments carried at fair value include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible to the Company for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in our fair value hierarchy.

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

We perform quarterly impairment reviews to determine when a decline in value is other-than-temporary. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following: the extent and duration of the decline in value; the reasons for the decline (credit event, currency, or interest-rate related, including spread widening); our ability and intent to hold our investment for a period of time to allow for a recovery of value; and the financial condition of and near-term prospects of the issuer. When we determine that there is an other-than-temporary impairment, we write down the value of the security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, other-than-temporary impairments for the three and six months ended June 30, 2008 were largely driven by credit spread increases in the structured credit marketplace, resulting primarily from broad market concerns over the sub-prime mortgage market, and liquidity concerns.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and six months ended June 30, 2008 and 2007, respectively, and gross realized investment gains and losses on fixed maturity securities by segment for the three and six months ended June 30, 2008 and 2007, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other-than-temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(550)	$125	$(1,352)	$338
Closed Block Business	(348)	(8)	(458)	199

Consolidated realized investment gains (losses), net	$(898)	$117	$(1,810)	$537

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities(1)	$(490)	$13	$(888)	$40
Equity securities	(97)	74	(153)	206
Derivative instruments(2)	88	37	(243)	36
Other	(51)	1	(68)	56

Total	(550)	125	(1,352)	338
Related adjustments(3)	23	(84)	160	(150)

Realized investment gains (losses), net, and related adjustments	$(527)	$41	$(1,192)	$188

Related charges(4)	$41	$(7)	$28	$(13)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities(1)	$(187)	$(8)	$(215)	$88
Equity securities	(113)	124	(206)	238
Derivative instruments	(42)	(131)	(28)	(128)
Other	(6)	7	(9)	1

Total	$(348)	$(8)	$(458)	$199

Realized investment gains (losses) by segment—Fixed Maturity Securities
Financial Services Businesses:
Gross realized investment gains:
Individual Life	$1	$2	$5	$4
Individual Annuities	6	7	18	13
Group Insurance	3	3	9	18
Asset Management	—	—	—	—
Financial Advisory	—	—	—	—
Retirement	16	27	39	39
International Insurance	45	23	80	49
International Investments	—	—	—	—
Corporate and Other Operations	7	2	7	4

Total	78	64	158	127

Gross realized investment losses:
Individual Life	(41)	(3)	(75)	(7)
Individual Annuities	(46)	(14)	(80)	(25)
Group Insurance	(121)	(1)	(203)	(2)
Asset Management	(8)	—	(21)	—
Financial Advisory	—	—	—	—
Retirement	(211)	(11)	(372)	(29)
International Insurance	(106)	(10)	(203)	(11)
International Investments	—	(1)	—	(1)
Corporate and Other Operations	(35)	(11)	(92)	(12)

Total	(568)	(51)	(1,046)	(87)

Realized investment gains (losses), net—Financial Services Businesses	$(490)	$13	$(888)	$40

Closed Block Business:
Gross realized investment gains	$116	$73	$333	$224
Gross realized investment losses	(303)	(81)	(548)	(136)

Realized investment gains (losses), net—Closed Block Business	$(187)	$(8)	$(215)	$88

(1)	The Financial Services Businesses include $375 million and $665 million of other-than-temporary impairments in the three and six months ended June 30, 2008, respectively, related to asset-backed securities collateralized by sub-prime mortgages. The Closed Block Business includes $166 million and $279 million of other-than-temporary impairments in the three and six months ended June 30, 2008, respectively, related to asset-backed securities collateralized by sub-prime mortgages.
(2)	Includes $22 million of gains and $186 million of losses on embedded derivatives associated with certain externally managed investments in the European market in the three and six months ended June 30, 2008, respectively.
(3)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure. See Note 9 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(4)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 9 to the Unaudited Interim Consolidated Financial Statements.

2008 to 2007 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the second quarter of 2008 were $550 million, compared to net realized investment gains of $125 million in the second quarter of 2007. Net realized losses on fixed maturity securities were $490 million in the second quarter of 2008, compared to net gains of $13 million in the second quarter of 2007, as set forth in the following table:

	Three Months Ended June 30,
	2008	2007
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$71	$61
Private bond prepayment premiums	7	3

Total	78	64

Gross realized investment losses:
Gross losses on sales and maturities (1)	(103)	(38)
Other-than-temporary impairments	(452)	(11)
Credit related losses	(13)	(2)

Total	(568)	(51)

Realized investment gains (losses), net—Fixed Maturity Securities	$(490)	$13

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net losses on sales and maturities of fixed maturity securities of $32 million in the second quarter of 2008, none of which related to asset-backed securities collateralized by sub-prime mortgages, were primarily due to credit spread increases in the structured credit marketplace and liquidity concerns. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Net gains on sales and maturities of fixed maturity securities of $23 million in the second quarter of 2007 were primarily interest-rate related. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2008 and 2007.

Net realized losses on equity securities were $97 million in the second quarter of 2008, of which net losses on sales of equity securities were $2 million and other-than-temporary impairments were $95 million. Net realized gains on equity securities were $74 million in the second quarter of 2007, of which net gains on sales of equity securities were $78 million, partially offset by other-than-temporary impairments of $4 million. Net realized gains on equity securities in 2007 were primarily due to sales of Japanese equities in our Gibraltar Life and Japanese Life Planner operations from portfolio restructuring and equity sales in our Korean Life Planner operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarter of 2008 and 2007.

Net realized gains on derivatives were $88 million in the second quarter of 2008, compared to net derivative gains of $37 million in the second quarter of 2007. The net derivative gains in 2008 primarily reflect positive mark-to-market adjustments of $168 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, due to the strengthening of the U.S. dollar. Also contributing to the net derivative gains in 2008 were net gains of $93 million on credit derivatives, primarily relating to credit derivatives used to hedge our exposures to certain monoline bond insurers. For additional information regarding our exposure to securities supported by monoline bond insurers see “—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities-Credit Quality.” Partially offsetting these gains were net mark-to-market losses of $188 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio, as interest rates rose. The net derivative gains in the second quarter of 2007 were primarily the result of net gains of $74 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar against the Japanese Yen. Also contributing to net derivative gains was $51 million of net derivative activity associated with our commercial mortgage operations. These gains were partially offset by losses on interest rate derivatives used to manage the duration of the U.S. investment and liability portfolio as interest rates rose during the quarter. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized investment losses on other investments were $51 million in the second quarter of 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial mortgage-backed securities market during 2008. For additional information regarding these operations, see “—Divested Businesses.”

During the second quarter of 2008 we recorded total other-than-temporary impairments of $553 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $15 million attributable to the Financial Services Businesses in the second quarter of 2007. Other-than-temporary impairments during the second quarter of 2008 were partially offset by net derivative gains on credit derivatives used to hedge our exposures to certain monoline bond insurers, as discussed above.

The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Financial Services Businesses by asset type and for fixed maturity securities by reason.

	Three Months Ended June 30,
	2008	2007
	(in millions)
Other-than-temporary impairments—Financial Services Businesses
Public fixed maturity securities	$435	$9
Private fixed maturity securities	17	2

Total fixed maturity securities	452	11
Equity securities	95	4
Other invested assets(1)	6	—

Total	$553	$15

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Three Months Ended June 30, 2008
	Asset-backed securities collateralized by sub-prime mortgages	All other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities—Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$23	$25	$48
Due to other accounting guidelines(2)	352	52	404

Total	$375	$77	$452

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.
(2)	Represents circumstances where the extent and duration of the decrease in fair value, combined with the specific drivers of the decrease and the uncertainty of the timing of the expected period to recovery, led to the recognition of an other-than-temporary impairment. In these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the second quarter of 2008 were concentrated in asset-backed securities and the finance and manufacturing sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income and included in adjusted operating income, if the recoverable value of the investment based on the expected future cash flows is greater than the carrying value of the investment after the impairment. Net investment income for the second quarter of 2008 did not materially benefit from the accretion of other-than-temporary impairments recognized in previous periods. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity other-than-temporary impairments, see “—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” below. Fixed maturity other-than-temporary impairments in the second quarter of 2007 were concentrated in the finance and manufacturing sectors of our corporate securities and were primarily driven by interest rates. Equity security other-than-temporary impairments were primarily driven by overall declines in the Japanese equity markets. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

Closed Block Business

For the Closed Block Business, net realized investment losses in the second quarter of 2008 were $348 million, compared to net realized investment losses of $8 million in the second quarter of 2007. Net realized losses on fixed maturity securities were $187 million in the second quarter of 2008, compared to net realized losses of $8 million in the second quarter of 2007, as set forth in the following table:

	Three Months Ended June 30,
	2008	2007
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$109	$67
Private bond prepayment premiums	7	6

Total	116	73

Gross realized investment losses:
Gross losses on sales and maturities(1)	(93)	(74)
Other-than-temporary impairments	(209)	(2)
Credit related losses	(1)	(5)

Total	(303)	(81)

Realized investment gains (losses), net—Fixed Maturity Securities	$(187)	$(8)

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities were $16 million in the second quarter of 2008, none of which related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Net losses on sales and maturities of fixed maturity securities of $7 million in the second quarter of 2007 were primarily due to sales related to our total return investment strategy. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2008 and 2007.

Net realized losses on equity securities were $113 million in the second quarter of 2008, of which other-than-temporary impairments were $135 million, partially offset by net gains on sales of equity securities of $22 million. Net realized gains on equity securities were $124 million in the second quarter of 2007, all of which was due to net gains on sales of equity securities. These gains were a result of sales pursuant to our active management strategy. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarter of 2008 and 2007.

Net losses on derivatives were $42 million in the second quarter of 2008, compared to $131 million in the second quarter of 2007. Derivative losses in the second quarter of 2008 primarily reflect net mark-to-market losses of $72 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio partially offset by net gains of $25 million on credit derivatives used to hedge credit exposure in our investment portfolio. Derivative losses in the second quarter of 2007 were primarily the result of net losses of $57 million on forward contracts of to-be-announced securities primarily related to our dollar roll program, and losses of $53 million on interest derivatives used to manage the duration of the fixed maturity investment portfolio. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized investment losses on other investments were $6 million in the second quarter of 2008, primarily related to impairments on joint ventures and partnerships. Net realized investment gains on other investments were $7 million in the second quarter of 2007, primarily related to the sale of a private partnership investment.

During the second quarter of 2008 we recorded total other-than-temporary impairments of $349 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $3 million attributable to the Closed Block Business in the second quarter of 2007. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Closed Block Business by asset type and for fixed maturity securities by reason.

	Three Months Ended June 30,
	2008	2007
	(in millions)
Other-than-temporary impairments—Closed Block Business
Public fixed maturity securities	$187	$1
Private fixed maturity securities	22	1

Total fixed maturity securities	209	2
Equity securities	135	—
Other invested assets(1)	5	1

Total	$349	$3

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Three Months Ended June 30, 2008
	Asset-backed securities collateralized by sub-prime mortgages	All other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$5	$17	$22
Due to other accounting guidelines(2)	161	26	187

Total	$166	$43	$209

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.
(2)	Represents circumstances where the extent and duration of the decrease in fair value, combined with the specific drivers of the decrease and the uncertainty of the timing of the expected period to recovery, led to the recognition of an other-than-temporary impairment. In these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Other-than-temporary impairments in the second quarter of 2008 were concentrated in asset-backed securities and the manufacturing and services sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income if the recoverable value of the investment based on the expected future cash flows, is greater than the carrying value of the investment after the impairment. Net investment income for the second quarter of 2008 did not materially benefit from the accretion of other-than-

temporary impairments recognized in previous periods. Other-than-temporary impairments in the second quarter of 2007 were concentrated in the finance and manufacturing sectors of our corporate securities and were primarily driven by interest rates. Equity security other-than-temporary impairments were primarily driven by overall declines in the equity markets. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

2008 to 2007 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first six months of 2008 were $1,352 million, compared to net realized investment gains of $338 million in the first six months of 2007. Net realized losses on fixed maturity securities were $888 million in the first six months of 2008, compared to net gains of $40 million in the first six months of 2007, as set forth in the following table:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Realized investment gains (losses) - Fixed Maturity Securities —Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$149	$123
Private bond prepayment premiums	9	4

Total	158	127

Gross realized investment losses:
Gross losses on sales and maturities (1)	(170)	(61)
Other-than-temporary impairments	(840)	(22)
Credit related losses	(36)	(4)

Total	(1,046)	(87)

Realized investment gains (losses), net—Fixed Maturity Securities	$(888)	$40

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net losses on sales and maturities of fixed maturity securities of $21 million in the first six months of 2008, none of which related to asset-backed securities collateralized by sub-prime mortgages, were primarily due to credit spread increases in the structured credit marketplace and liquidity concerns. There were no gross losses on sales and maturities of asset-backed securities collateralized by sub-prime mortgages in the first half of 2008. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Net gains on sales and maturities of fixed maturity securities of $62 million in the first six months of 2007 were primarily interest-rate related. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2008 and 2007.

Net realized losses on equity securities were $153 million in the first six months of 2008, of which net losses on sales of equity securities were $10 million, and other-than-temporary impairments were $143 million. Net realized gains on equity securities were $206 million in the first six months of 2007, of which net gains on sales of equity securities were $225 million, partially offset by other-than-temporary impairments of $19 million. Net realized gains on equity securities in 2007 were primarily due to sales of Japanese equities in our Gibraltar

Life and Japanese Life Planner operations from portfolio restructuring and equity sales in our Korean Life Planner operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2008 and 2007.

Net realized losses on derivatives were $243 million in the first six months of 2008, compared to net derivative gains of $36 million in the first six months of 2007. The net derivative losses in 2008 primarily reflect net mark-to-market losses of $186 million on embedded derivatives associated with certain externally managed investments in the European market and net mark-to-market losses of $88 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. Also contributing to the net derivative losses in 2008 were net losses of $46 million on embedded derivatives within certain domestic variable annuity contracts, net of the effect of a related derivative hedging portfolio. Partially offsetting these losses were net gains of $85 million on credit derivatives, primarily relating to credit derivatives used to hedge our exposures to certain monoline bond insurers. For additional information regarding our exposure to securities supported by monoline bond insurers see “—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities-Credit Quality.” The net derivative gains in the first six months of 2007 were primarily the result of net gains of $88 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar against the Japanese yen. Also contributing to net derivative gains was $55 million of net derivative activity associated with our commercial mortgage operations. These gains were partially offset by losses on interest rate derivatives used to manage the duration of the U.S. investment and liability portfolio as interest rates rose during the period. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category.” For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized investment losses on other investments were $68 million in the first six months of 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial mortgage-backed securities market during 2008. For additional information regarding these operations, see “—Divested Businesses.” Net realized investment gains on other investments were $56 million in the first six months of 2007, primarily related to gains from real estate related investments, the sale of a private partnership investment, commercial loans, and our divested commercial mortgage securitization operations.

During the first six months of 2008 we recorded total other-than-temporary impairments of $990 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $42 million attributable to the Financial Services Businesses in the first six months of 2007. Other-than-temporary impairments during the first six months of 2008 were partially offset by net derivative gains on credit derivatives used to hedge our exposures to certain monoline bond insurers, as discussed above.

The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Financial Services Businesses by asset type and for fixed maturity securities by reason.

	Six Months Ended June 30,
	2008	2007
	(in millions)
Other-than-temporary impairments—Financial Services Businesses
Public fixed maturity securities	$812	$19
Private fixed maturity securities	28	3

Total fixed maturity securities	840	22
Equity securities	143	19
Other invested assets(1)	7	1

Total	$990	$42

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Six Months Ended June 30, 2008
	Asset-backed securities collateralized by sub-prime mortgages	All other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities —Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$69	$43	$112
Due to other accounting guidelines(2)	596	132	728

Total	$665	$175	$840

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.
(2)	Represents circumstances where the extent and duration of the decrease in fair value, combined with the specific drivers of the decrease and the uncertainty of the timing of the expected period to recovery, led to the recognition of an other-than-temporary impairment. In these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the first six months of 2008 were concentrated in asset-backed securities and the finance, services, and manufacturing sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income, and included in adjusted operating income if the recoverable value of the investment based on the expected future cash flows, is greater than the carrying value of the investment after the impairment. Net investment income for the first six months of 2008 did not materially benefit from the accretion of other-than-temporary impairments recognized in previous periods. Fixed maturity other-than-temporary impairments in the first six months of 2007 were concentrated in the finance and manufacturing sectors of our corporate securities and were primarily driven by interest rates. Equity security other-than-temporary impairments were primarily driven by overall declines in the Japanese equity markets. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

Closed Block Business

For the Closed Block Business, net realized investment losses in the first six months of 2008 were $458 million, compared to net realized investment gains of $199 million in the first six months of 2007. Net realized losses on fixed maturity securities were $215 million in the first six months of 2008, compared to net realized gains of $88 million in the first six months of 2007, as set forth in the following table:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$325	$217
Private bond prepayment premiums	8	7

Total	333	224

Gross realized investment losses:
Gross losses on sales and maturities(1)	(161)	(121)
Other-than-temporary impairments	(360)	(9)
Credit related losses	(27)	(6)

Total	(548)	(136)

Realized investment gains (losses), net—Fixed Maturity Securities	$(215)	$88

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities were $164 million in the first six months of 2008, none of which related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Net gains on sales and maturities of fixed maturity securities of $96 million in the first six months of 2007 were primarily due to sales related to our total return strategy. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2008 and 2007.

Net realized losses on equity securities were $206 million in the first six months of 2008, of which net losses on sales of equity securities were $19 million, and other-than-temporary impairments were $187 million. Net realized gains on equity securities were $238 million in the first six months of 2007, of which net gains on sales of equity securities were $239 million, partially offset by other-than-temporary impairments of $1 million. These gains were a result of sales pursuant to our active management strategy. See below for additional information regarding the $187 million of other-than-temporary impairments of equity securities in the first six months of 2008.

Net losses on derivatives were $28 million in the first six months of 2008, compared to net losses of $128 million in the first six months of 2007. Derivative losses in the first six months of 2008 primarily reflect net mark-to-market losses of $84 million on currency derivatives used to hedge foreign investments, partially offset by gains of $44 million on credit derivatives used to hedge credit exposure in our investment portfolio. Derivative losses in the first six months of 2007 were primarily the result of net losses of $55 million on interest derivatives used to manage the duration of the fixed maturity investment portfolio and $48 million on forward contracts of to-be-announced securities primarily related to our dollar roll program. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized investment losses on other investments were $9 million in the first six months of 2008, primarily related to impairments on joint ventures and partnerships.

During the first six months of 2008 we recorded total other-than-temporary impairments of $553 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $13 million attributable to the Closed Block Business in the first six months of 2007. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Closed Block Business by asset type and for fixed maturity securities by reason.

	Six Months Ended June 30,
	2008	2007
	(in millions)
Other-than-temporary impairments—Closed Block Business
Public fixed maturity securities	$336	$3
Private fixed maturity securities	24	6

Total fixed maturity securities	360	9
Equity securities	187	1
Other invested assets(1)	6	3

Total	$553	$13

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Six Months Ended June 30, 2008
	Asset-backed securities collateralized by sub-prime mortgages	All other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$22	$25	$47
Due to other accounting guidelines(2)	257	56	313

Total	$279	$81	$360

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.
(2)	Represents circumstances where the extent and duration of the decrease in fair value, combined with the specific drivers of the decrease and the uncertainty of the timing of the expected period to recovery, led to the recognition of an other-than-temporary impairment. In these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Other-than-temporary impairments in the first six months of 2008 were concentrated in asset-backed securities and the services, manufacturing, and finance sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income if the recoverable value of the investment based on the expected future cash flows is greater than the carrying value of the investment after the impairment. Net investment income for the first six months of 2008 did not materially benefit from the accretion of other-than-temporary impairments recognized in previous periods. Other-than-temporary impairments in the first six months of 2007 were concentrated in the services and manufacturing sectors of our corporate securities and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Equity security other-than-temporary impairments were primarily driven by overall declines in the equity markets. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

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

Our total general account investments were $233.2 billion and $232.5 billion as of June 30, 2008 and December 31, 2007, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $169.3 billion and $163.0 billion as of June 30, 2008 and December 31, 2007, respectively, while total general account investments attributable to the Closed Block Business were $63.9 billion and $69.5 billion as of June 30, 2008 and December 31, 2007, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses as of June 30, 2008 is between 4 and 5 years.

	June 30, 2008
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$92,890	$31,791	$124,681	53.5%
Public, held to maturity, at amortized cost	2,862	—	2,862	1.2
Private, available for sale, at fair value	20,052	11,915	31,967	13.7
Private, held to maturity, at amortized cost	710	—	710	0.3
Trading account assets supporting insurance liabilities, at fair value	14,624	—	14,624	6.3
Other trading account assets, at fair value	893	145	1,038	0.4
Equity securities, available for sale, at fair value	4,559	3,528	8,087	3.5
Commercial loans, at book value	21,676	8,627	30,303	13.0
Policy loans, at outstanding balance	4,207	5,380	9,587	4.1
Other long-term investments(1)	2,861	1,248	4,109	1.8
Short-term investments(2)	3,969	1,217	5,186	2.2

Total general account investments	169,303	63,851	233,154	100.0%

Invested assets of other entities and operations(3)	10,497	—	10,497

Total investments	$179,800	$63,851	$243,651

	December 31, 2007
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$90,962	$37,168	$128,130	55.1%
Public, held to maturity, at amortized cost	2,879	—	2,879	1.2
Private, available for sale, at fair value	20,313	12,246	32,559	14.0
Private, held to maturity, at amortized cost	669	—	669	0.3
Trading account assets supporting insurance liabilities, at fair value	14,473	—	14,473	6.2
Other trading account assets, at fair value	204	142	346	0.2
Equity securities, available for sale, at fair value	4,629	3,940	8,569	3.7
Commercial loans, at book value	19,603	7,954	27,557	11.9
Policy loans, at outstanding balance	3,942	5,395	9,337	4.0
Other long-term investments(1)	2,724	1,268	3,992	1.7
Short-term investments(2)	2,598	1,385	3,983	1.7

Total general account investments	162,996	69,498	232,494	100.0%

Invested assets of other entities and operations(3)	11,063	—	11,063

Total investments	$174,059	$69,498	$243,557

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments consist primarily of money market funds with virtually no sub-prime exposure.
(3)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in 2008 was primarily a result of the impact of foreign currency and net operating and capital inflows, partially offset by net declines in market value, primarily attributable to increased credit spreads. Net operating inflows include transfers of investments out of the separate accounts and into our general account relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. As part of the overall product design, the automatic rebalancing element transferred investments out of the separate accounts due to equity market declines. The decrease in general account investments attributable to the Closed Block Business in 2008 was primarily due to reductions in leverage and a net decrease in market value, partially offset by portfolio growth as a result of reinvestment of net investment income.

We have substantial insurance operations in Japan, with 32% and 31% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of June 30, 2008 and December 31, 2007, respectively. Total general account investments related to our Japanese insurance operations were $53.4 billion and $50.7 billion as of June 30, 2008 and December 31, 2007, respectively. The average duration of our general account investment portfolio related to our Japanese insurance operations as of June 30, 2008 is approximately 11 years. The increase in general account investments related to our Japanese insurance operations in 2008 is primarily attributable to the impact of changes in foreign currency exchange rates, portfolio growth as a result of business growth and the reinvestment of net investment income, partially offset by net declines in market value. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2008	December 31, 2007
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$36,613	$34,752
Public, held to maturity, at amortized cost	2,862	2,879
Private, available for sale, at fair value	3,150	3,467
Private, held to maturity, at amortized cost	710	668
Trading account assets supporting insurance liabilities, at fair value	1,142	1,132
Other trading account assets, at fair value	740	48
Equity securities, available for sale, at fair value	2,518	2,550
Commercial loans, at book value	3,113	2,881
Policy loans, at outstanding balance	1,267	1,133
Other long-term investments(1)	1,022	993
Short-term investments	246	239

Total Japanese general account investments(2)	$53,383	$50,742

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of June 30, 2008, our Japanese insurance operations had $11.6 billion of investments denominated in U.S. dollars, including $675 million that were hedged to yen through third party derivative contracts and $4.9 billion that support liabilities denominated in U.S. dollars. As of December 31, 2007, our Japanese insurance operations had $10.2 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $4.1 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three months ended June 30, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.74%	$1,398	6.19%	$664	5.12%	$2,062
Trading account assets supporting insurance liabilities	5.19	189	—	—	5.19	189
Equity securities	5.09	60	4.05	33	4.66	93
Commercial loans	5.87	312	6.33	135	6.00	447
Policy loans	5.02	52	6.24	84	5.70	136
Short-term investments and cash equivalents	2.52	67	9.49	21	2.89	88
Other investments	3.21	26	1.03	2	2.58	28

Gross investment income before investment expenses	4.80	2,104	6.01	939	5.11	3,043
Investment expenses	(0.14)	(80)	(0.23)	(68)	(0.16)	(148)

Investment income after investment expenses	4.66%	2,024	5.78%	871	4.95%	2,895

Investment results of other entities and operations(2)		131		—		131

Total investment income		$2,155		$871		$3,026

	Three Months Ended June 30, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.05%	$1,423	6.52%	$759	5.47%	$2,182
Trading account assets supporting insurance liabilities	4.97	175	—	—	4.97	175
Equity securities	4.56	44	3.66	29	4.15	73
Commercial loans	6.03	261	6.72	120	6.24	381
Policy loans	5.10	46	6.19	83	5.75	129
Short-term investments and cash equivalents	4.46	87	3.19	42	4.32	129
Other investments	6.59	46	22.09	49	10.49	95

Gross investment income before investment expenses	5.15	2,082	6.56	1,082	5.55	3,164
Investment expenses	(0.15)	(135)	(0.22)	(136)	(0.17)	(271)

Investment income after investment expenses	5.00%	1,947	6.34%	946	5.38%	2,893

Investment results of other entities and operations(2)		94		—		94

Total investment income		$2,041		$946		$2,987

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 4.95% and 5.38% for the three months ended June 30, 2008 and 2007, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.66% for the three months ended June 30, 2008, compared to 5.00% for the three months ended June 30, 2007. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 5.78% for the three months ended June 30, 2008, compared to 6.34% for the three months ended June 30, 2007. The decrease was primarily due to a decrease in fixed maturity yields as a result of reinvestment of proceeds from sales and maturities of fixed maturities at lower available interest rates, the impact of lower interest rates on floating rate investments due to rate resets and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation of the underlying assets.

	Six months ended June 30, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.82%	$2,778	6.32%	$1,372	5.22%	$4,150
Trading account assets supporting insurance liabilities	5.20	374	—	—	5.20	374
Equity securities	4.62	106	3.49	57	4.15	163
Commercial loans	5.91	606	6.53	268	6.08	874
Policy loans	5.08	103	6.26	166	5.75	269
Short-term investments and cash equivalents	3.24	166	12.19	56	3.63	222
Other investments	3.95	62	3.47	24	3.81	86

Gross investment income before investment expenses	4.89	4,195	6.16	1,943	5.22	6,138
Investment expenses	(0.14)	(160)	(0.24)	(166)	(0.16)	(326)

Investment income after investment expenses	4.75%	4,035	5.92%	1,777	5.06%	5,812

Investment results of other entities and operations(2)		241		—		241

Total investment income		$4,276		$1,777		$6,053

	Six Months Ended June 30, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.05%	$2,837	6.49%	$1,515	5.46%	$4,352
Trading account assets supporting insurance liabilities	4.93	346	—	—	4.93	346
Equity securities	4.63	89	3.18	50	3.98	139
Commercial loans	6.05	517	7.08	252	6.35	769
Policy loans	5.08	89	6.17	164	5.74	253
Short-term investments and cash equivalents	4.92	183	5.46	82	4.99	265
Other investments	6.62	92	20.39	90	10.03	182

Gross investment income before investment expenses	5.16	4,153	6.56	2,153	5.56	6,306
Investment expenses	(0.15)	(274)	(0.22)	(274)	(0.17)	(548)

Investment income after investment expenses	5.01%	3,879	6.34%	1,879	5.39%	5,758

Investment results of other entities and operations(2)		164		—		164

Total investment income		$4,043		$1,879		$5,922

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.06% and 5.39% for the six months ended June 30, 2008 and 2007, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.75% for the six months ended June 30, 2008, compared to 5.01% for the six months ended June 30, 2007. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 5.92% for the six months ended June 30, 2008, compared to 6.34% for the six months ended June 30, 2007. The decrease was primarily due to a decrease in fixed maturity yields as a result of reinvestment of proceeds from sales and maturities of fixed maturities at lower available interest rates, the impact of lower interest rates on floating rate investments due to rate resets and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation of the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.83%	$1,057	6.31%	$1,161
Trading account assets supporting insurance liabilities	5.52	185	5.31	172
Equity securities	8.08	42	7.19	33
Commercial loans	6.04	275	6.32	230
Policy loans	5.59	40	5.61	36
Short-term investments and cash equivalents	2.32	58	4.60	82
Other investments	(0.29)	(2)	2.00	10

Gross investment income before investment expenses	5.54	1,655	6.04	1,724
Investment expenses	(0.11)	(48)	(0.14)	(111)

Investment income after investment expenses	5.43%	1,607	5.90%	1,613

Investment results of other entities and operations(2)		131		94

Total investment income		$1,738		$1,707

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.43% for the three months ended June 30, 2008, compared to 5.90% for the three months ended June 30, 2007. The decrease was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets, the impact of reinvestment of proceeds from sales and maturities of fixed maturities at lower available interest rates and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation of the underlying assets.

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.98%	$2,137	6.34%	$2,322
Trading account assets supporting insurance liabilities	5.46	362	5.22	337
Equity securities	7.29	74	7.05	65
Commercial loans	6.11	536	6.35	456
Policy loans	5.62	79	5.60	70
Short-term investments and cash equivalents	3.27	154	5.23	173
Other investments	1.24	11	3.23	31

Gross investment income before investment expenses	5.70	3,353	6.10	3,454
Investment expenses	(0.11)	(105)	(0.14)	(226)

Investment income after investment expenses	5.59%	3,248	5.96%	3,228

Investment results of other entities and operations(2)		241		164

Total investment income		$3,489		$3,392

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.59% for the six months ended June 30, 2008, compared to 5.96% for the six months ended June 30, 2007. The decrease was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets, the impact of reinvestment of proceeds from sales and maturities of fixed maturities at lower available interest rates and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation of the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.00%	$341	2.75%	$262
Trading account assets supporting insurance liabilities	1.35	4	1.18	3
Equity securities	2.75	18	2.15	11
Commercial loans	4.81	37	4.50	31
Policy loans	3.71	12	3.79	10
Short-term investments and cash equivalents	4.22	9	3.37	5
Other investments	8.30	28	17.25	36

Gross investment income before investment expenses	3.22	449	3.08	358
Investment expenses	(0.19)	(32)	(0.18)	(24)

Total investment income	3.03%	$417	2.90%	$334

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 3.03% for the three months ended June 30, 2008, compared to 2.90% for the three months ended June 30, 2007. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments, the lengthening of the duration of the investment portfolio by investing in longer term securities and entering into long-duration floating-to-fixed interest rate swaps, and an increase in credit exposure. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2008 and 2007 was approximately $10.4 billion and $7.0 billion, respectively, based on amortized cost.

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.93%	$641	2.69%	$515
Trading account assets supporting insurance liabilities	2.06	12	1.64	9
Equity securities	2.52	32	2.42	24
Commercial loans	4.72	70	4.43	61
Policy loans	3.84	24	3.78	19
Short-term investments and cash equivalents	2.94	12	2.91	10
Other investments	8.20	51	14.08	61

Gross investment income before investment expenses	3.13	842	3.00	699
Investment expenses	(0.19)	(55)	(0.17)	(48)

Total investment income	2.94%	$787	2.83%	$651

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.94% for the six months ended June 30, 2008, compared to 2.83% for the six months ended June 30, 2007. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments, the lengthening of the duration of the investment portfolio by investing in longer term securities and entering into long-duration floating-to-fixed interest rate swaps, and an increase in credit exposure. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2008 and 2007 was approximately $9.4 billion and $7.0 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations and our on-going process to lengthen the duration of our Japanese yen investment portfolio see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

	June 30, 2008				December 31, 2007
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$15,938	$366	$533	$15,771	$14,754	$523	$248	$15,029
Finance	9,923	72	483	9,512	11,009	141	247	10,903
Utilities	10,281	267	325	10,223	10,170	408	191	10,387
Services	8,702	162	428	8,436	8,238	237	191	8,284
Energy	4,135	100	147	4,088	4,009	157	69	4,097
Transportation	3,117	70	97	3,090	2,872	112	38	2,946
Retail and Wholesale	2,933	45	101	2,877	2,722	64	50	2,736
Other	874	5	51	828	742	11	20	733

Total Corporate Securities	55,903	1,087	2,165	54,825	54,516	1,653	1,054	55,115
Foreign Government	29,248	512	296	29,464	27,606	904	98	28,412
Asset-Backed Securities	12,389	69	1,060	11,398	13,833	123	747	13,209
Residential Mortgage-Backed	9,966	64	109	9,921	7,782	104	46	7,840
Commercial Mortgage-Backed	7,352	28	212	7,168	6,581	102	25	6,658
U.S. Government	2,719	348	10	3,057	2,585	379	—	2,964
State & Municipal(3)	574	28	2	600	583	37	—	620

Total(4)(5)	$118,151	$2,136	$3,854	$116,433	$113,486	$3,302	$1,970	$114,818

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $17 million of gross unrealized gains and $98 million of gross unrealized losses as of June 30, 2008, compared to $36 million of gross unrealized gains and $41 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity, which are not reflected in other comprehensive income.
(3)	State and municipal securities were previously presented within U.S. Government.
(4)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

(5)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of June 30, 2008, consist primarily of 25% foreign government securities, 13% manufacturing sector, 10% asset-backed securities and 9% utilities, compared to 24% foreign government securities, 13% manufacturing sector, 12% asset-backed securities and 10% finance sector as of December 31, 2007.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses increased from $2.0 billion as of December 31, 2007 to $3.9 billion as of June 30, 2008, primarily due to credit spread increases in the credit markets and liquidity concerns. The gross unrealized losses as of June 30, 2008 were concentrated primarily in asset-backed securities and the manufacturing, finance, and service sectors of our corporate securities. The gross unrealized losses as of December 31, 2007 were concentrated primarily in asset-backed securities and the manufacturing and finance sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Financial Services Businesses decreased from $3.3 billion as of December 31, 2007 to $2.1 billion as of June 30, 2008, primarily due to increases in the risk-free base interest rates underlying investment grade securities.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	June 30, 2008				December 31, 2007
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,701	$228	$202	$8,727	$8,455	$346	$91	$8,710
Utilities	5,475	195	168	5,502	5,338	280	73	5,545
Services	4,757	127	166	4,718	4,566	184	77	4,673
Finance	3,119	23	95	3,047	3,997	53	71	3,979
Energy	2,062	56	35	2,083	2,103	99	13	2,189
Retail and Wholesale	1,628	42	41	1,629	1,631	59	19	1,671
Transportation	1,261	48	51	1,258	1,274	65	21	1,318

Total Corporate Securities	27,003	719	758	26,964	27,364	1,086	365	28,085
Asset-Backed Securities	6,889	18	778	6,129	8,091	14	478	7,627
Residential Mortgage-Backed	3,326	26	40	3,312	5,163	61	18	5,206
Commercial Mortgage-Backed	3,948	15	105	3,858	4,265	46	21	4,290
U.S. Government	2,653	154	16	2,791	3,184	291	1	3,474
State & Municipal(2)	181	15	—	196	169	18	—	187
Foreign Government	428	38	10	456	496	53	4	545

Total	$44,428	$985	$1,707	$43,706	$48,732	$1,569	$887	$49,414

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	State and municipal securities were previously presented within U.S. Government.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of June 30, 2008 consist primarily of 20% manufacturing sector, 16% asset-backed securities, 12% utilities sector, 11% services sector, 9% commercial mortgage-backed securities and 7% residential mortgage-backed securities compared to 17% asset-backed securities, 17% manufacturing sector, 11% utilities sector, 11% residential mortgage-backed securities, 9% services sector, and 9% commercial mortgage-backed securities, as of December 31, 2007.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business increased from $0.9 billion as of December 31, 2007 to $1.7 billion as of June 30, 2008, primarily due to credit spread increases in the credit markets and liquidity concerns. The gross unrealized losses as of June 30, 2008 and December 31, 2007 were concentrated primarily in asset-backed securities and the manufacturing, utilities, and service sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Closed Block Business decreased from $1.6 billion as of December 31, 2007 to $1.0 billion as of June 30, 2008, primarily due to increases in the risk-free base interest rates underlying investment grade securities.

Asset-Backed Securities

As of June 30, 2008, included within asset-backed securities attributable to the Financial Services Businesses on an amortized cost basis is approximately $6.339 billion ($5.459 billion fair value) of securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan to value ratios, or limited documentation. The slowing U.S. housing market, high interest rate resets, and relaxed underwriting standards for some originators of sub-prime mortgages have recently led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

	Amortized Cost as of June 30, 2008						Total Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	($ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	346	165	95	46	—	652	737
2006	1,182	447	217	190	—	2,036	2,622
2005	51	6	—	8	4	69	142
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	1,579	618	312	244	4	2,757	3,501
All other portfolios
2008	—	—	—	—	—	—	—
2007	83	122	58	55	—	318	420
2006	491	493	301	147	3	1,435	1,811
2005	18	379	159	28	14	598	677
2004	42	362	286	20	3	713	763
2003 & Prior	38	199	190	52	39	518	640

Total all other portfolios	672	1,555	994	302	59	3,582	4,311

Total collateralized by sub-prime mortgages(2)	2,251	2,173	1,306	546	63	6,339	7,812
Other asset-backed securities:
Externally managed investments in the European market	282	—	689	566	14	1,551	1,841
Collateralized by auto loans	1,412	77	100	92	3	1,684	1,187
Collateralized by credit cards	56	—	7	750	—	813	907
Collateralized by non-sub-prime mortgages	816	52	7	35	16	926	771
Other asset-backed securities(4)	142	240	432	66	196	1,076	1,315

Total asset-backed securities(5)	$4,959	$2,542	$2,541	$2,055	$292	$12,389	$13,833

	Fair Value as of June 30, 2008						Total Fair Value as of December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	314	144	83	40	—	581	692
2006	1,128	409	192	165	—	1,894	2,532
2005	49	6	—	7	4	66	140
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	1,491	559	275	212	4	2,541	3,364
All other portfolios
2008	—	—	—	—	—	—	—
2007	50	89	50	36	—	225	341
2006	407	420	232	121	3	1,183	1,539
2005	18	300	132	27	10	487	604
2004	39	297	229	16	2	583	711
2003 & Prior	34	167	160	45	34	440	576

Total all other portfolios	548	1,273	803	245	49	2,918	3,771

Total collateralized by sub-prime mortgages	2,039	1,832	1,078	457	53	5,459	7,135
Other asset-backed securities:
Externally managed investments in the European market(3)	290	—	689	573	14	1,566	1,898
Collateralized by auto loans	1,416	75	98	84	3	1,676	1,188
Collateralized by credit cards	56	—	7	690	—	753	874
Collateralized by non-sub-prime mortgages	811	50	7	34	16	918	778
Other asset-backed securities(4)	129	229	431	55	182	1,026	1,336

Total asset-backed securities(5)	$4,741	$2,186	$2,310	$1,893	$268	$11,398	$13,209

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $6.3 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2008 are $1.0 billion of securities supported by guarantees from monoline bond insurers, of which $0.9 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(3)	Excludes the $(278) million impact of the bifurcated embedded derivative described below.
(4)	As of June 30, 2008, includes collateralized debt obligations with amortized cost of $201 million and fair value of $170 million, with less than 1% secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.
(5)

Excluded from the table above are available for sale asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Asset of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading

Account Assets Supporting Insurance Liabilities” for information regarding $1.0 billion of such securities as of June 30, 2008. An additional $284 million of asset-backed securities held within the general account as of June 30, 2008 are classified as other trading, 75% of which have credit ratings of A or above and the remaining 25% of which have BBB credit ratings.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2008, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in the first half of 2008. As of June 30, 2008, based on amortized cost, approximately 36% of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses had AAA credit ratings, 34% had AA credit ratings, 20% had A credit ratings, 9% had BBB credit ratings, and the remaining 1% had below investment grade credit ratings, compared to 71% with AAA credit ratings, 19% with AA credit ratings, 9% with A credit ratings, 1% with BBB credit ratings, and less than 1% with below investment grade credit ratings, as of December 31, 2007. In making our investment decisions we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $908 million as of June 30, 2008 and $682 million as of December 31, 2007, respectively. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of our general account available for sale asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 35% as of June 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2008, based on amortized cost, approximately 91% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 53% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter senior securities have priority to principal cash flows over other securities in the structure, including longer senior securities. Included within the $6.339 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of June 30, 2008 were $2.261 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $1.6 billion of externally managed investments in the European market, included above in asset-backed securities of the Financial Services Businesses as of June 30, 2008, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 47% European corporate and bank bonds, 23% bank capital, 18% European asset-backed securities, and 12% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of June 30, 2008 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 91% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” As discussed further in Note 9 to the Unaudited Interim Consolidated Financial Statements, any changes in market value of the embedded total return swaps are excluded from adjusted operating income. While the fair value of the embedded derivatives associated with these investments have declined in recent quarters due to increased credit spreads in the financial markets, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives. During the second quarter of 2008, we restructured certain of these investments, which included an additional investment of approximately $500 million to fund our share of leverage in certain of the existing portfolios. The decrease in externally managed investment in the European market from December 31, 2007 is primarily a result of this restructuring, as beginning in the second quarter of 2008, the underlying restructured portfolio of investments and derivatives, totaling approximately $680 million, is held directly on our balance sheet primarily within “Other trading account assets, at fair value.” The difference between the market value of the investments at the time of the restructuring and the par amount, previously recognized primarily in “Realized investment gains (losses), net” due to changes in the market value of the embedded total return swap, will be accreted into net investment income, and included in adjusted operating income, over the remaining life of the investments.

As of June 30, 2008, included within asset-backed securities attributable to the Closed Block Business on an amortized cost basis is approximately $5.260 billion ($4.547 billion fair value) of securities collateralized by sub-prime mortgages. See above for a description of asset-backed securities collateralized by sub-prime mortgages. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

	Amortized Cost as of June 30, 2008						Total Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	($ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	357	170	98	10	—	635	768
2006	1,219	461	224	61	—	1,965	2,735
2005	52	6	—	—	—	58	148
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	1,628	637	322	71	—	2,658	3,651
All other portfolios
2008	10	7	11	9	—	37	—
2007	46	74	41	40	—	201	211
2006	491	232	233	143	—	1,099	1,074
2005	29	356	51	14	4	454	456
2004	8	302	47	—	—	357	370
2003 & Prior	29	249	135	17	24	454	568

Total all other portfolios	613	1,220	518	223	28	2,602	2,679

Total collateralized by sub-prime mortgages(2)	2,241	1,857	840	294	28	5,260	6,330
Other asset-backed securities:
Collateralized by credit cards	—	—	21	465	—	486	544
Collateralized by auto loans	309	15	27	39	—	390	387
Externally managed investments in the European market	—	—	281	—	—	281	281
Collateralized by education loans	212	20	—	—	—	232	215
Other asset-backed securities(4)	93	48	51	18	30	240	334

Total asset-backed securities	$2,855	$1,940	$1,220	$816	$58	$6,889	$8,091

	Fair Value as of June 30, 2008						Total Fair Value as of December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	324	148	85	8	—	565	721
2006	1,163	422	199	49	—	1,833	2,640
2005	51	6	—	—	—	57	147
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	1,538	576	284	57	—	2,455	3,508
All other portfolios
2008	9	5	9	6	—	29	—
2007	38	55	33	36	—	162	175
2006	400	164	167	128	—	859	926
2005	27	287	38	12	4	368	412
2004	8	244	40	—	—	292	344
2003 & Prior	26	207	114	16	19	382	518

Total all other portfolios	508	962	401	198	23	2,092	2,375

Total collateralized by sub-prime mortgages	2,046	1,538	685	255	23	4,547	5,883
Other asset-backed securities:
Collateralized by credit cards	—	—	21	425	—	446	522
Collateralized by auto loans	311	15	27	34	—	387	386
Externally managed investments in the European market(3)	—	—	283	—	—	283	283
Collateralized by education loans	211	20	—	—	—	231	215
Other asset-backed securities(4)	90	47	48	17	33	235	338

Total asset-backed securities(5)	$2,658	$1,620	$1,064	$731	$56	$6,129	$7,627

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $5.3 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2008 are $0.7 billion of securities supported by guarantees from monoline bond insurers, of which $0.5 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(3)	Excludes the $(50) million impact of the embedded derivative described below.
(4)	As of June 30, 2008 includes collateralized debt obligations with amortized cost of $21 million and fair value of $24 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, timeshares, aircraft, and franchises.
(5)	Excluded from the table above are $17 million of asset-backed securities classified as other trading and carried at fair value, all of which have BBB credit ratings as of June 30, 2008.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2008, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in the first half of 2008. As of June 30, 2008, based on amortized cost, approximately 43% of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business had AAA credit ratings, 35% had AA credit ratings, 16% had A credit ratings, 5% had BBB credit ratings, and less than 1% had below investment grade credit ratings, compared to 79% with AAA credit ratings, 18% with AA credit ratings, 3% with A credit ratings, and less than 1% with BBB or below investment grade credit ratings, as of December 31, 2007. In making our investment decisions we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $719 million as of June 30, 2008 and $447 million as of December 31, 2007, respectively. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of available for sale asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 36% as of June 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2008, based on amortized cost, approximately 96% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 59% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter senior securities have priority to principal cash flows over other securities in the structure, including longer senior securities. Included within the $5.260 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of June 30, 2008 were $2.165 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $0.3 billion of externally managed investments in the European market, included in asset-backed securities of the Closed Block Business, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 47% European corporate and bank bonds, 23% bank capital, 18% European asset-backed securities, and 12% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of June 30, 2008 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 91% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” While the fair value of the embedded derivatives associated with these investments have declined in recent quarters due to increased credit spreads in the financial markets, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

Residential Mortgage-Backed Securities

As of June 30, 2008, $9.743 billion of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which have credit ratings of AA or above. Of these pass-through securities, $8.319 billion are guaranteed by Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”), and are supported by implicit government guarantees, $113 million are supported by explicit government guarantees and $1.311 billion are supported by foreign governments. Collateralized mortgage obligations, including approximately $52 million secured by “ALT-A” mortgages, represented the remaining $223 million of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), and virtually all have credit ratings of A or above.

As of June 30, 2008, $2.722 billion of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which have credit ratings of AAA. Of these pass-through securities, $2.334 billion are guaranteed by Fannie Mae or Freddie Mac, and are supported by implicit government guarantees, and $388 million are supported by explicit government guarantees. Collateralized mortgage obligations, including approximately $153 million secured by “ALT-A” mortgages, represented the remaining $604 million of residential mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business), and all have AAA credit ratings. For additional information regarding our exposure to Fannie Mae and Freddie Mac, see “—Government Sponsored Entities.”

Commercial Mortgage-Backed Securities

Overall delinquency rates on commercial mortgages have been relatively stable in recent years. However, we have recognized several market factors related to commercial mortgage-backed securities issued in 2006 and 2007, including less stringent underwriting, higher levels of leverage and rapid real estate price appreciation. To ensure our investment objectives and asset strategies are maintained, we consider these market factors in making our investment decisions on securities in these vintages. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated by credit quality and by year of issuance (vintage).

	Amortized Cost as of June, 2008						Total Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	($ in millions)
2008	$176	$—	$10	$32	$8	$226	$—
2007	1,183	—	3	66	73	1,325	713
2006	2,812	6	—	7	11	2,836	2,546
2005	1,400	—	—	11	38	1,449	1,509
2004	429	—	—	—	4	433	423
2003 & Prior	890	118	50	15	10	1,083	1,390

Total commercial mortgage-backed securities(1)	$6,890	$124	$63	$131	$144	$7,352	$6,581

	Fair Value as of June 30, 2008						Total Fair Value as of December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2008	$175	$—	$9	$32	$9	$225	$—
2007	1,173	—	3	65	70	1,311	727
2006	2,718	5	—	6	12	2,741	2,588
2005	1,353	—	—	11	37	1,401	1,517
2004	410	—	—	—	4	414	421
2003 & Prior	890	116	47	14	9	1,076	1,405

Total commercial mortgage-backed securities(1)	$6,719	$121	$59	$128	$141	$7,168	$6,658

(1)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for information regarding $2.5 billion of such securities as of June 30, 2008.

Loan to value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage-backed securities. The loan to value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan to value ratios greater than 100% percent indicate that the loan amount is greater than the collateral value. Therefore, all else being equal, a smaller loan to value ratio generally indicates a higher quality security. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a larger debt service coverage ratio generally indicates a higher quality security. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of June 30, 2008 by loan to value and debt service coverage ratios.

	June 30, 2008
	Amortized Cost	Fair Value
	(in millions)
Commercial mortgage-backed securities by loan to value ratio:
0% - 50%	$50	$46
50% - 60%	312	306
60% - 70%	3,502	3,412
70% - 80%	3,438	3,355
80% - 90%	50	49
90% - 100%	—	—
Greater than 100%	—	—

Total	$7,352	$7,168

	June 30, 2008
	Amortized Cost	Fair Value
	(in millions)
Commercial mortgage-backed securities by debt service coverage ratio:
Greater than 1.8 times	$1,039	$1,010
1.5 times – 1.8 times	2,686	2,614
1.2 times – 1.5 times	3,560	3,479
1.0 times – 1.2 times	58	56
Less than 1.0 times	9	9

Total	$7,352	$7,168

As of June 30, 2008, based on amortized cost, the weighted average loan to value and debt service coverage ratios of commercial mortgage-backed securities attributable to the Financial Services Businesses was 69% and 1.53 times, respectively. The weighted average estimated subordination percentage of our general account available for sale commercial mortgage-backed securities attributable to the Financial Services Businesses was 35% as of June 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The estimated subordination percentage includes an adjustment for that portion of the capital structure which has been effectively defeased by US Treasury securities.

As of June 30, 2008, based on amortized cost, approximately 92% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 75% have estimated credit subordination percentages of 30% or more.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

	Amortized Cost as of June 30, 2008						Total Amortized Cost as of December 31, 2007
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	($ in millions)
2008	$10	$—	$—	$—	$—	$10	$—
2007	403	—	12	—	—	415	277
2006	836	—	—	—	—	836	1,207
2005	1,385	—	—	—	—	1,385	1,375
2004	395	—	—	—	—	395	397
2003 & Prior	816	39	47	5	—	907	1,009

Total commercial mortgage-backed securities	$3,845	$39	$59	$5	$—	$3,948	$4,265

	Fair Value as of June 30, 2008						Total Fair Value as of December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2008	$10	$—	$—	$—	$—	$10	$—
2007	398	—	11	—	—	409	279
2006	808	—	—	—	—	808	1,221
2005	1,345	—	—	—	—	1,345	1,375
2004	380	—	—	—	—	380	392
2003 & Prior	818	38	45	5	—	906	1,023

Total commercial mortgage-backed securities	$3,759	$38	$56	$5	$—	$3,858	$4,290

Loan to value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage-backed securities. See above for a description of these ratios. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of June 30, 2008 by loan to value and debt service coverage ratios.

	June 30, 2008
	Amortized Cost	Fair Value
	(in millions)
Commercial mortgage-backed securities by loan to value ratio:
0% - 50%	$15	$14
50% - 60%	141	136
60% - 70%	1,859	1,816
70% - 80%	1,928	1,887
80% - 90%	5	5
90% - 100%	—	—
Greater than 100%	—	—

Total	$3,948	$3,858

	June 30, 2008
	Amortized Cost	Fair Value
	(in millions)
Commercial mortgage-backed securities by debt service coverage ratio:
Greater than 1.8 times	$491	$476
1.5 times – 1.8 times	2,157	2,098
1.2 times – 1.5 times	1,268	1,253
1.0 times – 1.2 times	32	31
Less than 1.0 times	—	—

Total	$3,948	$3,858

As of June 30, 2008, based on amortized cost, the weighted average loan to value and debt service coverage ratios of commercial mortgage-backed securities attributable to the Closed Block Business is 69% and 1.58 times, respectively. The weighted average estimated subordination percentage of available for sale commercial mortgage-backed securities attributable to the Closed Block Business was 32% as of June 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The estimated subordination percentage includes an adjustment for that portion of the capital structure which has been effectively defeased by US Treasury securities. As of June 30, 2008, based on amortized cost, approximately 91% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 58% have estimated credit subordination percentages of 30% or more.

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

	June 30, 2008
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities guaranteed by monoline bond insurers	(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$1,034	$888	$665	588
Other	408	393	135	131

Total asset-backed securities	1,442	1,281	800	719
Municipal bonds	416	434	124	135
Commercial mortgage- backed securities	4	4	5	5

Total	$1,862	$1,719	$929	$859

	December 31, 2007
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities guaranteed by monoline bond insurers	(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$1,623	$1,490	$1,060	$1,024
Other	607	622	184	186

Total asset-backed securities	2,230	2,112	1,244	1,210
Municipal bonds	421	447	119	132
Commercial mortgage- backed securities	5	5	5	5

Total	$2,656	$2,564	$1,368	$1,347

As of June 30, 2008, on an amortized cost basis, $1.9 billion, or 2%, of general account available for sale fixed maturity investments attributable to the Financial Services Businesses were supported by guarantees from monoline bond insurers. As of June 30, 2008, 79% of these investments had A credit ratings or higher, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 80% of the $1.9 billion total attributable to the Financial Services Businesses as of June 30, 2008 (based upon amortized cost) would have investment grade credit ratings, including 72% of the asset-backed securities collateralized by sub-prime mortgages, 82% of the other asset-backed securities, and all of the municipal bonds. As of June 30, 2008, the bond insurance is provided by five insurance companies, with no company representing more than 33% of the overall amortized cost of the securities supported by bond insurance attributable to the Financial Services Businesses. For additional information regarding credit derivatives we have purchased in order to hedge our exposure relating to certain of these guarantees from monoline bond insurers, see “—Credit Derivative Exposure to Public Fixed Maturities.”

As of June 30, 2008, on an amortized cost basis, $0.9 billion, or 2%, of fixed maturity investments attributable to the Closed Block Business were supported by guarantees from monoline bond insurers. As of June 30, 2008, 71% of these investments had A credit ratings or higher, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 88% of the $0.9 billion total attributable to the Closed Block Business as of June 30, 2008 (based upon amortized cost) would have investment grade credit ratings, including 84% of the asset-backed securities collateralized by sub-prime mortgages, 94% of the other asset-backed securities, and all of the municipal bonds. As of June 30, 2008, the bond insurance is provided by five insurance companies, with no company representing more than 34% of the overall amortized cost of the securities supported by bond insurance attributable to the Closed Block Business.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $7.6 billion, or 6%, of the total fixed maturities as of June 30, 2008 and $7.5 billion, or 7%, of the total fixed maturities as of December 31, 2007. Below investment grade fixed maturities represented 10% and 12% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2008 and December 31, 2007, respectively.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.5 billion, or 12%, of the total fixed maturities as of June 30, 2008 and $5.7 billion, or 12%, of the total fixed maturities as of December 31, 2007. Below investment grade fixed maturities represented 13% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2008, compared to 18% of gross unrealized losses as of December 31, 2007.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$77,600	$1,299	$2,129	$76,770	$74,678	$2,036	$1,184	$75,530
2	Baa	15,108	321	788	14,641	13,573	490	351	13,712

	Subtotal Investment Grade	92,708	1,620	2,917	91,411	88,251	2,526	1,535	89,242
3	Ba	2,823	38	164	2,697	2,830	68	102	2,796
4	B	1,519	20	109	1,430	1,681	38	82	1,637
5	C and lower	114	5	11	108	115	5	6	114
6	In or near default	31	3	4	30	34	5	1	38

	Subtotal Below Investment Grade	4,487	66	288	4,265	4,660	116	191	4,585

Total Public Fixed Maturities		$97,195	$1,686	$3,205	$95,676	$92,911	$2,642	$1,726	$93,827

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2008 and December 31, 2007, respectively, 17 securities with amortized cost of $25 million (fair value, $20 million) and 14 securities with amortized cost of $49 million (fair value, $46 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $13 million of gross unrealized gains and $89 million gross unrealized losses as of June 30, 2008, compared to $25 million of gross unrealized gains and $39 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$22,972	$333	$1,037	$22,268	$27,437	$618	$578	$27,477
2	Baa	6,254	117	281	6,090	5,915	199	101	6,013

	Subtotal Investment Grade	29,226	450	1,318	28,358	33,352	817	679	33,490
3	Ba	2,025	28	84	1,969	1,992	46	61	1,977
4	B	1,337	14	68	1,283	1,588	23	58	1,553
5	C and lower	183	6	18	171	131	5	8	128
6	In or near default	11	1	2	10	19	1	—	20

	Subtotal Below Investment Grade	3,556	49	172	3,433	3,730	75	127	3,678

Total Public Fixed Maturities		$32,782	$499	$1,490	$31,791	$37,082	$892	$806	$37,168

(1)	Includes, as of June 30, 2008 and December 31, 2007, respectively, 18 securities with amortized cost of $51 million (fair value, $48 million) and 14 securities with amortized cost of $45 million (fair value, $47 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,628	$137	$184	$6,581	$7,139	$230	$84	$7,285
2	Baa	11,210	233	370	11,073	10,595	344	118	10,821

	Subtotal Investment Grade	17,838	370	554	17,654	17,734	574	202	18,106
3	Ba	1,951	46	53	1,944	1,637	49	26	1,660
4	B	797	15	24	788	738	6	12	732
5	C and lower	200	4	5	199	319	8	4	323
6	In or near default	170	15	13	172	147	23	—	170

	Subtotal Below Investment Grade	3,118	80	95	3,103	2,841	86	42	2,885

Total Private Fixed Maturities		$20,956	$450	$649	$20,757	$20,575	$660	$244	$20,991

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2008 and December 31, 2007, respectively, 228 securities with amortized cost of $3,115 million (fair value, $3,042 million) and 182 securities with amortized cost of $2,257 million (fair value, $2,273 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $4 million of gross unrealized gains and $9 million of gross unrealized losses as of June 30, 2008, compared to $11 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,173	$158	$52	$3,279	$3,197	$219	$23	$3,393
2	Baa	6,481	242	117	6,606	6,495	363	28	6,830

	Subtotal Investment Grade	9,654	400	169	9,885	9,692	582	51	10,223
3	Ba	1,382	59	35	1,406	1,246	63	21	1,288
4	B	442	6	9	439	442	6	5	443
5	C and lower	84	5	2	87	214	8	4	218
6	In or near default	84	16	2	98	56	18	—	74

	Subtotal Below Investment Grade	1,992	86	48	2,030	1,958	95	30	2,023

Total Private Fixed Maturities		$11,646	$486	$217	$11,915	$11,650	$677	$81	$12,246

(1)	Includes, as of June 30, 2008 and December 31, 2007, respectively, 117 securities with amortized cost of $1,876 million (fair value, $1,843 million) and 106 securities with amortized cost of $1,578 million (fair value, $1,582 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of June 30, 2008 and December 31, 2007, we had $1.7 billion and $1.5 billion, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1.3 billion and $1.1 billion of outstanding notional amounts as of June 30, 2008 and December 31, 2007, respectively. The Closed Block Business had $343 million and $328 million of outstanding notional amounts, as June 30, 2008 and December 31, 2007, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $4 million and $3 million for the three months ended June 30, 2008 and 2007, respectively, and $7 million and $6 million for the six months ended June 30, 2008 and 2007, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2008		December 31, 2007
		Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$617	$(9)	$392	$(4)
2	Baa	434	(45)	672	(65)

	Subtotal Investment Grade	1,051	(54)	1,064	(69)
3	Ba	163	(16)	20	(1)
4	B	38	(8)	38	(3)
5	C and lower	70	(7)	20	(2)
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	271	(31)	78	(6)

Total		$1,322	$(85)	$1,142	$(75)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2008		December 31, 2007
		Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$263	$(3)	$253	$(1)
2	Baa	75	(1)	70	—

	Subtotal Investment Grade	338	(4)	323	(1)
3	Ba	—	—	—	—
4	B	—	—	—	—
5	C and lower	5	—	5	(1)
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	5	—	5	(1)

Total		$343	$(4)	$328	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. For additional information relating to our exposure to guarantees from monoline bond insurers see, “—Fixed Maturity Securities-Credit Quality.” As of June 30, 2008 and December 31, 2007, the Financial Services Businesses had $1.1 billion and $214 million of outstanding notional amounts, reported at fair value as a $109 million asset and a $1 million asset, respectively. As of June 30, 2008 and December 31, 2007, the Closed Block Business had $300 million and $205 million of outstanding notional amounts, reported at fair value as an asset of $51 million and $5 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $6 million and $0 million for the three months ended June 30, 2008 and 2007, respectively, and $9 million and $0 million for the six months ended June 30,

2008 and 2007, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 15% or more, but less than 20% for the following timeframes:

	June 30, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$1,753	$278	$619	$105
Three months or greater but less than six months	1,374	238	76	13
Six months or greater but less than nine months	335	60	9	2
Nine months or greater but less than twelve months	9	1	—	—
Greater than twelve months	10	2	10	2

Total	$3,481	$579	$714	$122

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$1,312	$392	$769	$213
Three months or greater but less than six months	1,161	329	265	91
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$2,473	$721	$1,034	$304

The gross unrealized losses were primarily concentrated in asset-backed securities as of June 30, 2008 and December 31, 2007. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations. Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses were $444 million for the three months ended June 30, 2008. The increase in fixed maturity other-than-temporary impairments in the second quarter of 2008 compared to the previous quarter’s disclosure of $247 million of general account gross unrealized losses where the estimated fair value had declined and remained below amortized cost by 20% or more for greater than three months but less than six months, was primarily due to additional decreases in fair value during the second quarter of 2008 that caused the fair value of certain securities that have had gross unrealized losses for less than six months to decline below amortized cost by 50% or more. Fair value changes in a given quarter, both positive and negative, can have an impact on the impairments recognized in comparison to previous disclosures regarding the extent and duration of unrealized losses.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 15% or more, but less than 20% for the following timeframes:

	June 30, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$557	$95	$278	$46
Three months or greater but less than six months	708	122	34	6
Six months or greater but less than nine months	218	37	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$1,483	$254	$312	$52

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$499	$152	$369	$88
Three months or greater but less than six months	887	247	99	31
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$1,386	$399	$468	$119

The gross unrealized losses were primarily concentrated in asset-backed securities as of June 30, 2008 and December 31, 2007. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Fixed maturity securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statements of financial position. Other fixed maturity securities are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

•	the extent and the duration of the decline, including, but not limited to, the following general guidelines;

•	declines in value greater than 20%, maintained for six months or greater;

•	declines in value greater than 15%, maintained for more than one year on below investment grade bonds; and

•	declines in value less than six months where there has been a precipitous (generally 50% or greater) decline in value;

•	the reasons for the decline in value (credit event, currency or interest rate related, including spread widening);

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in adjusted operating income in future periods based upon the amount and timing of the expected future cash flows of the security, if the recoverable value of the investment based on those cash flows is greater than the carrying value of the investment after the impairment Impairments on fixed maturity securities are included in “Realized investment gains (losses), net” and are excluded from adjusted operating income. For further information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturities,” above.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses were $444 million and $11 million for the three months ended June 30, 2008 and 2007, respectively and $820 million and $22 million for the six months ended June 30, 2008 and 2007, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Financial Services Businesses for the three and six months ended June 30, 2008, respectively were $375 million and $665 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business were $209 million and $2 million for the three months ended June 30, 2008 and 2007, respectively and $360 million and $9 million for the six months ended June 30, 2008, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three and six months ended June 30, 2008, respectively were $166 million and $279 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$655	$655	$554	$554

Fixed Maturities:
Corporate Securities	8,821	8,645	7,584	7,547
Commercial Mortgage-Backed	2,479	2,461	2,625	2,644
Asset-Backed Securities	1,011	881	1,266	1,207
Residential Mortgage-Backed	612	576	1,147	1,136
Foreign Government	423	425	347	354
U.S. Government	87	85	82	83

Total Fixed Maturities	13,433	13,073	13,051	12,971
Equity Securities	1,005	896	1,001	948

Total trading account assets supporting insurance liabilities	$15,093	$14,624	$14,606	$14,473

As of June 30, 2008, as a percentage of amortized cost, 73% of the portfolio was comprised of publicly traded securities, compared to 74% of the portfolio as of December 31, 2007. As of June 30, 2008, 89% of the fixed maturity portfolio was classified as investment grade compared to 92% as of December 31, 2007. As of June 30, 2008, $360 million of the residential mortgage-backed securities were publicly traded agency pass-through securities, virtually all of which have credit ratings of AAA. Virtually all of these pass-through securities, are supported by Fannie Mae or Freddie Mac, and have implicit government guarantees, with less than $1 million supported by explicit government guarantees. Collateralized mortgage obligations, including approximately $105 million secured by “ALT-A” mortgages, represented the remaining $252 million of residential mortgage-backed securities, which 95% have credit ratings of A or better and 5% are below investment grade. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” above.

The following table sets forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

	June 30, 2008						December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2008	$—	$—	$—	$—	$—	$—	$—
2007	29	38	14	6	—	87	122
2006	117	38	4	20	—	179	221
2005	71	19	—	—	—	90	103
2004	2	16	—	—	—	18	20
2003 & Prior	9	35	9	4	6	63	77

Total collateralized by sub-prime mortgages(1)	228	146	27	30	6	437	543
Other asset-backed securities:
Collateralized by auto loans	102	16	32	4	—	154	342
Collateralized by credit cards	21	—	—	126	—	147	167
Other asset-backed securities(2)	82	6	41	13	1	143	155

Total asset-backed securities	$433	$168	$100	$173	$7	$881	$1,207

(1)	Included within the $437 million of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2008 are $80 million of securities supported by guarantees from monoline bond insurers, of which $45 million are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(2)	As of June 30, 2008, includes collateralized debt obligations with fair value of $22 million, with less than 1% secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.

The following table sets forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Vintage	June 30, 2008						December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
2008	$—	$—	$—	$—	$—	$—	$—
2007	44	—	—	—	—	44	47
2006	198	—	—	—	—	198	273
2005	1,037	—	—	—	—	1,037	1,105
2004	445	—	—	—	—	445	451
2003 & Prior	595	40	89	8	5	737	768

Total commercial mortgage-backed securities	$2,319	$40	$89	$8	$5	$2,461	$2,644

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	Aaa, Aa, A	$5,933	$17	$187	$5,763	$6,734	$54	$96	$6,692
2	Baa	2,687	5	82	2,610	1,966	11	27	1,950

	Subtotal Investment Grade	8,620	22	269	8,373	8,700	65	123	8,642
3	Ba	517	1	22	496	374	2	9	367
4	B	274	2	9	267	215	—	5	210
5	C and lower	3	—	1	2	11	—	—	11
6	In or near default	4	—	3	1	3	—	3	—

	Subtotal Below Investment Grade	798	3	35	766	603	2	17	588

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,418	$25	$304	$9,139	$9,303	$67	$140	$9,230

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$920	$4	$28	$896	$887	$6	$12	$881
2	Baa	2,432	30	70	2,392	2,411	33	26	2,418

	Subtotal Investment Grade	3,352	34	98	3,288	3,298	39	38	3,299
3	Ba	467	2	14	455	263	3	8	258
4	B	157	—	5	152	144	—	2	142
5	C and lower	9	—	—	9	10	—	—	10
6	In or near default	30	1	1	30	33	1	2	32

	Subtotal Below Investment Grade	663	3	20	646	450	4	12	442

Total Private Trading Account Assets Supporting Insurance Liabilities		$4,015	$37	$118	$3,934	$3,748	$43	$50	$3,741

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Loans

As of June 30, 2008 and December 31, 2007 respectively, we held approximately 13% and 12% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both June 30, 2008 and December 31, 2007.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial loans by geographic region and property type as of the dates indicated.

	June 30, 2008				December 31, 2007
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$5,767	26.5%	$2,756	31.8%	$5,244	26.6%	$2,666	33.4%
South Atlantic	4,882	22.4	1,822	21.1	4,421	22.5	1,605	20.1
Middle Atlantic	2,849	13.1	1,908	22.0	2,492	12.6	1,671	20.9
East North Central	1,778	8.2	445	5.1	1,654	8.4	398	5.0
West South Central	1,335	6.1	585	6.8	1,008	5.1	558	7.0
Mountain	1,061	4.9	440	5.1	968	4.9	391	4.9
New England	835	3.8	328	3.8	700	3.6	331	4.1
West North Central	624	2.9	222	2.6	622	3.2	208	2.6
East South Central	387	1.8	107	1.2	368	1.9	109	1.4

Subtotal—U.S.	19,518	89.7	8,613	99.5	17,477	88.8	7,937	99.4
Asia	1,399	6.4	—	—	1,462	7.4	—	—
Other	862	3.9	44	0.5	754	3.8	45	0.6

Total Commercial Loans(1)	$21,779	100.0%	$8,657	100.0%	$19,693	100.0%	$7,982	100.0%

	June 30, 2008				December 31, 2007
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$4,560	20.9%	$1,892	21.9%	$4,140	21.0%	$1,908	23.9%
Office buildings	3,952	18.2	1,699	19.6	3,677	18.7	1,581	19.8
Apartment complexes	3,523	16.2	1,705	19.7	3,419	17.4	1,554	19.5
Retail stores	3,392	15.6	1,500	17.3	2,576	13.1	1,275	16.0
Other	2,723	12.5	888	10.2	2,525	12.8	809	10.1
Agricultural properties	1,250	5.7	820	9.5	1,289	6.5	854	10.7
Residential properties	932	4.3	1	—	938	4.8	1	—

Subtotal of collateralized loans	20,332	93.4	8,505	98.2	18,564	94.3	7,982	100.0
Uncollateralized loans	1,447	6.6	152	1.8	1,129	5.7	—	—

Total Commercial Loans(1)	$21,779	100.0%	$8,657	100.0%	$19,693	100.0%	$7,982	100.0%

(1)	Excluded from the tables above are commercial loans held outside the general account in other entities and operations. For additional information regarding commercial loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

Loan to value and debt service coverage ratios are measures commonly used to assess the quality of commercial loans. The loan to value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan to value ratios greater than 100% percent indicate that the loan amount is greater than the collateral value. Therefore, all else being equal, a smaller loan to value ratio generally indicates a higher quality loan. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicates that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a larger debt service coverage ratio generally indicates a higher quality loan.

The increase in our general account investments in commercial loans as of June 30, 2008 reflects higher origination activity in 2008. Unfavorable credit market conditions beginning during the second half of 2007 led to decreased activity by securitization lenders in the commercial loan market, and therefore greater opportunities for increased originations by portfolio lenders such as our general account. The average loan-to-value ratio on 2008 general account originations attributable to the Financial Services Businesses was below 57%, and the average debt service coverage ratio on these originations was above 1.87 times, both consistent with originations over the last several years. As of June 30, 2008, our general account investments in commercial loans attributable to the Financial Services Businesses had an average debt service coverage ratio of 1.86 times, and an average loan-to-value ratio of 52%. As of June 30, 2008, our general account investments in commercial loans attributable to the Closed Block Business had an average debt service coverage ratio of 1.84 times, and an average loan-to-value ratio of 43%. These loan to value ratios are lower than our origination loan to value ratio due to principal payments on the loan balances and appreciation of the underlying collateral value. The values utilized in calculating these loan to value ratios are developed as part of our annual review of the commercial loan portfolio, which includes a quality re-rating as well as an internal evaluation of the underlying collateral value. The following tables set forth the gross carrying value of our general account investments in commercial loans attributable to the Financial Services Businesses and the Closed Block Business as of June 30, 2008 by loan to value and debt service coverage ratios.

	June 30, 2008
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by loan to value ratio:
0% - 50%	$7,299	35.9%	$4,498	52.9%
50% - 60%	4,109	20.2	1,357	16.0
60% - 70%	5,161	25.4	1,866	21.9
70% - 80%	2,122	10.4	702	8.2
80% - 90%	413	2.0	82	1.0
90% - 100%	1,228	6.1	—	—
Greater than 100%	—	—	—	—

Total collateralized loans(1)	$20,332	100.0%	$8,505	100.0%

(1)	Excluded from the table above are uncollateralized loans with a carrying value of $1.447 billion and $152 million, attributable to the Financial Services Businesses and Closed Block Business, respectively.

	June 30, 2008
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by debt service coverage ratio:
Greater than 1.8 times	$8,045	41.5%	$3,938	46.3%
1.5 times - 1.8 times	5,032	25.9	1,638	19.3
1.2 times - 1.5 times	3,761	19.4	2,046	24.1
1.0 times - 1.2 times	1,526	7.9	607	7.1
Less than 1.0 times	1,021	5.3	276	3.2

Total collateralized loans(1)	$19,385	100.0%	$8,505	100.0%

(1)	Excluded from the table above are uncollateralized loans with a carrying value of $1.447 billion and $152 million, attributable to the Financial Services Businesses and Closed Block Business, respectively. Also excluded are commercial loans attributable to the Financial Services Businesses with a carrying value of $26 million related to loans collateralized by aviation assets and $921 million related to Japanese recourse loans.

The following tables set forth the breakdown of our commercial loan portfolio by year of origination as of June 30, 2008.

	June 30, 2008
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2008	$2,185	10.8%	$628	7.4%
2007	4,704	23.1	1,663	19.6
2006	3,706	18.2	1,123	13.2
2005	2,423	11.9	862	10.1
2004	1,773	8.7	1,082	12.7
2003 and prior	5,541	27.3	3,147	37.0

Total collateralized loans(1)	$20,332	100.0%	$8,505	100.0%

(1)	Excluded from the table above are uncollateralized loans with a carrying value of $1.447 billion and $152 million, attributable to the Financial Services Businesses and Closed Block Business, respectively.

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	June 30, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$21,719	$8,656	$19,631	$7,981
Delinquent, not in foreclosure	48	—	50	—
Delinquent, in foreclosure	7	—	7	—
Restructured	5	1	5	1

Total Commercial Loans(1)	$21,779	$8,657	$19,693	$7,982

(1)	Excluded from the tables above are commercial loans held outside the general account in other entities and operations. For additional information regarding commercial loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	June 30, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$90	$28	$94	$35
(Release of)/addition to allowance for losses	11	2	(5)	(7)
Charge-offs, net of recoveries	—	—	—	—
Change in foreign exchange	2	—	1	—

Allowance, end of period	$103	$30	$90	$28

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	June 30, 2008				December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$4,250	$186	$302	$4,134	$4,233	$317	$179	$4,371
Private equity	428	9	12	425	254	9	5	258

Total Equity	$4,678	$195	$314	$4,559	$4,487	$326	$184	$4,629

Public equity securities include mutual fund shares representing our interest in the underlying assets of certain of our separate account investments. These mutual funds invest primarily in high yield bonds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of June 30, 2008 were $1,496 million, $15 million, $97 million, and $1,414 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2007 were $1,447 million, $8 million, $26 million, and $1,429 million, respectively.

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	June 30, 2008				December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,229	$514	$232	$3,511	$3,381	$742	$200	$3,923
Private equity	17	—	—	17	17	—	—	17

Total Equity	$3,246	$514	$232	$3,528	$3,398	$742	$200	$3,940

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

	June 30, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$1,884	$42	$3,714	$93
Three months or greater but less than six months	664	37	231	17
Six months or greater but less than nine months	1,637	113	100	4
Nine months or greater but less than twelve months	36	1	7	1
Greater than twelve months	1	—	7	—

Total	$4,222	$193	$4,059	$115

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$140	$31	$201	$55
Three months or greater but less than six months	285	90	45	14
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$425	$121	$246	$69

The gross unrealized losses as of June 30, 2008 were primarily concentrated in the finance, other and manufacturing sectors compared to December 31, 2007 where the gross unrealized losses were primarily concentrated in the manufacturing and other sectors. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

	June 30, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$2,754	$124	$2,965	$96
Three months or greater but less than six months	89	9	90	15
Six months or greater but less than nine months	76	6	40	3
Nine months or greater but less than twelve months	4	—	4	1
Greater than twelve months	—	—	3	—

Total	$2,923	$139	$3,102	$115

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$305	$87	$241	$66
Three months or greater but less than six months	18	6	54	19
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$323	$93	$295	$85

The gross unrealized losses as of June 30, 2008 were primarily concentrated in the finance, manufacturing, and service sectors compared to December 31, 2007 where the gross unrealized losses were primarily concentrated in the finance and services sectors. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

Impairments of Equity Securities

For those equity securities classified as available for sale we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

•	the extent and the duration of the decline; including, but not limited to, the following general guidelines;

•	declines in value greater than 20%, maintained for six months or greater;

•	declines in value maintained for one year or greater; and

•	declines in value greater than 50%;

•	the reasons for the decline in value (issuer specific event, currency or market fluctuation);

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

Impairments of equity securities attributable to the Financial Services Businesses were $95 million and $4 million for the three months ended June 30, 2008 and 2007, respectively and $143 million and $19 million for the six months ended June 30, 2008 and 2007, respectively. Impairments of equity securities attributable to the Closed Block Business were $135 million and $0 million for the three months ended June 30, 2008 and 2007, respectively and $187 million and $1 million for the six months ended June 30, 2008 and 2007, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$372	$333	$342	$308
Non real estate related	949	1,072	755	1,014
Real estate held through direct ownership	984	—	946	—
Other	556	(157)	681	(54)

Total other long-term investments	$2,861	$1,248	$2,724	$1,268

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	June 30, 2008	December 31, 2007
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,554	$1,431
Private, available for sale, at fair value	45	42
Other trading account assets, at fair value	2,091	3,267
Equity securities, available for sale, at fair value	8	11
Commercial loans, at book value	2,161	2,490
Securities purchased under agreements to resell	184	129
Other long-term investments	2,822	2,439
Short-term investments	1,632	1,254

Total investments	$10,497	$11,063

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

Our asset management operations also include our commercial mortgage operations, which provide mortgage origination and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans when we expect the loans will lead to sale opportunities. These mortgage loans are included in “Commercial loans,” with the related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.” For additional information regarding our decision to exit our commercial mortgage securitization operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, see “—Divested Businesses,” above.

As of June 30, 2008, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of and fair value of $600 million, all of which have credit ratings of AAA, and available for sale commercial mortgage-backed securities with amortized cost of $12 million and fair value of $11 million, 41% of which have credit ratings of AAA and the remaining 59% of which have credit ratings of BB and below. An additional $141 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of June 30, 2008, of which 70% have AAA credit ratings, 21% have A credit ratings, and the remaining 9% have BBB credit ratings.

As of June 30, 2008, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $247 million and fair value of $238 million. Based on amortized cost, 72% have credit ratings of AAA, 5% have A credit ratings, and the remaining 23% have BBB or below credit ratings. Included within these asset-backed securities as of June 30, 2008, are securities collateralized by sub-prime mortgages with amortized cost and fair value of $7 million, all of which have AAA credit ratings, with $6 million in the 2006 vintage and $1 million in the 2003 vintage. Also included are collateralized debt obligations with amortized cost of $49 million and fair value of $41 million, with none secured by sub-prime mortgages. An additional $18 million of asset-backed securities held outside the general account as of June 30, 2008 are classified as other trading account assets, 84% of which have credit ratings of AAA and 16% which have credit ratings of BB.

Government Sponsored Entities

Our exposure to Fannie Mae and Freddie Mac includes investments in short-term and long-term debt securities issued by these government sponsored entities as well as investments in residential mortgage-backed securities supported by guarantees from the government sponsored entities and implicit government guarantees. The following table sets forth the amortized cost and fair value of our investments in short-term and long-term debt securities issued by these government sponsored entities.

	June 30, 2008
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term debt securities(1)	$2,492	$2,492	$65	$65
Long-term debt securities(2)	697	776	119	125

Total investment in debt securities issued by government sponsored entities	$3,189	$3,268	$184	$190

(1)	Included in short-term debt securities of the Financial Services Business are investments with amortized cost and fair value of $2.251 billion held outside the general account in other entities and operations, of which $2.050 billion is classified as cash equivalents, as the maturity was three months or less when purchased.
(2)	Included in long-term debt securities of the Financial Services Business are investments with amortized cost and fair value of $89 million held outside the general account in other entities and operations.

As of June 30, 2008, general account fixed maturity investments of the Financial Services Businesses include $8.319 billion of publicly traded pass-through securities with guarantees from Fannie Mae or Freddie Mac. These securities have AAA credit ratings and are supported by implicit government guarantees.

An additional $360 million of such securities are included in the trading account assets supporting insurance liabilities portfolio of our Financial Services Businesses, and have credit ratings of AAA, and an additional $526 million are held outside the general account in other entities and operations, with credit ratings of AAA. As of June 30, 2008, fixed maturity investments of the Closed Block Business include $2.334 billion of publicly traded pass-through securities with guarantees from Fannie Mae or Freddie Mac, all of which have AAA credit ratings.

As part of the commercial mortgage activities of our Asset Management segment, we provide commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. We have agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages we service through a delegated authority arrangement. Under these arrangements we originate multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans we service. Our percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. We service $6.068 billion of mortgages subject to these loss-sharing arrangements as of June 30, 2008, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2008, these mortgages had an average debt service coverage ratio of 1.75 times and an average loan-to-value ratio of 63%. The maximum exposure to loss as of June 30, 2008, assuming no recovery on any of the underlying collateral, is $800 million, with first-loss exposure of $252 million. Over the three years ended December 31, 2007, our total share of losses related to indemnifications that were settled was $5 million, with an additional $2 million settled in the first six months of 2008. As of June 30, 2008, we have established a liability of $9 million related to these indemnifications.

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

During the latter half of 2007 and continuing through the first half 2008, dislocations in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, have generally resulted in increased cost of credit for financial institutions in the marketplace. While credit has generally become more expensive, Prudential Financial’s ability to access the capital markets has not been materially impacted. An extraordinary disruption in the credit and capital markets could adversely affect Prudential Financial and its subsidiaries’ ability to access additional sources of liquidity.

Management monitors the liquidity of Prudential Financial and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds described above are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of June 30, 2008, Prudential Financial had cash and short-term investments of $3.782 billion, a decrease of $922 million from December 31, 2007. Prudential Financial’s principal sources and uses of cash and short-term investments for the first six months of 2008 were as follows:

Six Months Ended June 30, 2008
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,900
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	516
Proceeds from the issuance of junior subordinated debt (hybrid securities)(3)	1,368
Proceeds from short term debt, net of repayments	19
Proceeds from stock-based compensation and exercise of stock options	133
Other, net	4

Total sources	3,940

Uses:
Capital contributions to subsidiaries(4)	851
Share repurchases(5)	1,717
Shareholder dividends	83
Repayment of long-term senior debt, net of issuances(3)	227
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	516
Net payment under intercompany loan agreements(6)	1,468

Total uses	4,862

Net decrease in cash and short-term investments	$(922)

(1)	Includes dividends and/or returns of capital of $1.500 billion from Prudential Insurance, $220 million from asset management subsidiaries, $138 million from international insurance and investments subsidiaries, $23 million from securities subsidiaries and $19 million from Prudential Annuities Life Assurance Corporation.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes capital contributions of $389 million to international insurance and investments subsidiaries, $363 million to asset management subsidiaries and $99 million to other insurance businesses.
(5)	See “—Uses of Capital—Share Repurchases.”
(6)	Includes a loan of $706 million to a international insurance subsidiary, funded with proceeds from a ¥74 billion borrowing by Prudential Financial in May 2008 under an unsecured bridge loan facility provided by two institutions that expires in 2009. The remainder primarily represents loans to our asset management subsidiaries and Prudential Annuities Life Assurance Corporation.

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt credit rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. We seek to capitalize all of our subsidiaries and businesses in accordance with their credit ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for

S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. There have been no changes during 2008 to our ratings, which were disclosed in “Business—Ratings” in our Current Report on Form 8-K dated May 16, 2008, except for the assignment of credit ratings on the junior subordinated notes we issued in 2008, as discussed in “—Financing Activities.”

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of June 30, 2008 was as follows:

June 30, 2008
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension /postretirement benefits)	$22,282
Junior subordinated debt (hybrid securities)(1)	1,398
Capital debt(1)	5,074

Total capital	$28,754

(1)	Our capital debt to total capital ratio was 18.9% as of June 30, 2008. The ratio assumes that the hybrid securities we issued are attributed 75% equity credit, with the remaining 25% treated as capital debt.

As shown in the table above, as of June 30, 2008, the Financial Services Businesses had approximately $28.8 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that this level of capital exceeds the amount required to support current business risks by over $1.0 billion as of June 30, 2008. Although a significant portion of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources provide financial flexibility to the Company.

We have begun migrating toward a capital structure comprised of 70% attributed equity, 20% capital debt and 10% hybrid equity securities. We believe this capital structure is consistent with our ratings objectives for Prudential Financial, and would support the issuance of approximately $3.0 billion of additional capital debt and hybrid equity securities. This capital structure assumes that the hybrid equity securities we issue are attributed 75% equity credit, with the remaining 25% treated as capital debt. Our ability to achieve this capital structure is governed by our ability to meet fixed cash obligations, such as interest expense, to ensure it is at a level consistent with our ratings targets, and is dependent on, among other things, our ability to pay dividends to Prudential Financial from our regulated operating subsidiaries after they meet their capital requirements. Our ability to achieve this capital structure is also dependent on market conditions existing that make hybrid equity securities a cost effective source of capital.

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

In the second quarter of 2008, Prudential Insurance declared an ordinary dividend of $727 million and an additional extraordinary dividend of $773 million to Prudential Holdings, LLC. These dividends were paid to Prudential Holdings in the second quarter of 2008 and in turn distributed to Prudential Financial.

Uses of Capital

Share Repurchases

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $3.5 billion of its outstanding Common Stock in calendar year 2008. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act. The 2008 stock repurchase program supersedes all previous repurchase programs.

Our level of stock repurchase is dependent on dividends and returns of capital from subsidiaries needed to meet debt service costs on additional leverage incurred to repurchase our Common Stock, as well as proceeds from the issuance of capital debt and hybrid securities. During the first six months of 2008, we repurchased 23.2 million shares of our Common Stock at a total cost of $1.750 billion. We currently intend to repurchase an additional $750 million of Common Stock during the second half of 2008 for a total repurchase in calendar year 2008 of $2.5 billion under the program.

Our share repurchase program is reviewed quarterly by the Finance Committee of Prudential Financial’s Board of Directors. Numerous factors could impact our share repurchase program, including increased capital needs of our businesses due to opportunities for organic growth, acquisitions, adverse market conditions impacting the earnings of our businesses or factors affecting our ability to access the capital markets in a cost effective manner.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend or distribution. If the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, exceeds a specified statutory limit it is considered an extraordinary dividend or distribution and Prudential Insurance must obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

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

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership will allow Prudential Insurance to participate in FHLBNY’s product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. The company had no advances outstanding from the FHLBNY as of June 30, 2008.

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

Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements and market volatility. As of June 30, 2008 and December 31, 2007, our domestic insurance entities had lendable assets of $70.2 billion and $76.8 billion, respectively. Of this amount, $11.7 billion and $16.3 billion, as of June 30, 2008 and December 31 2007, respectively, were on loan, the remainder of which, depending on market conditions, are available to be financed through repurchase agreements or securities lending arrangements. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$35,433	46%	$33,837	46%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	19,521	25	18,636	26
At market value	1,259	2	1,162	2
At contract value, less surrender charge of 5% or more	2,522	3	1,594	2

Subtotal	58,735	76	55,229	76
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	18,043	24	17,506	24

Total annuity reserves and deposit liabilities	$76,778	100%	$72,735	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Gross account withdrawals for our domestic insurance operations’ products amounted to approximately $9.9 billion and $9.8 billion for the first six months of 2008 and 2007, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of June 30, 2008 and December 31, 2007, our domestic insurance operations had liquid assets of $131.1 billion and $137.0 billion, respectively, which includes assets financed with $11.7 billion and $16.3 billion of securities lent through repurchase agreements or securities lending arrangements as of June 30, 2008 and December 31, 2007, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $8.2 billion and $7.1 billion as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, $106.0 billion, or 89%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $13.0 billion, or 11%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing short-term cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. For a further discussion of realized investment gains or losses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements.

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

As of June 30, 2008, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $5.0 billion. There were no outstanding borrowings under these facilities as of June 30, 2008. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of June 30, 2008 and December 31, 2007, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $58.4 billion and $54.4 billion, respectively. Of those amounts, $31.5 billion and $29.5 billion, respectively, were associated with Gibraltar Life.

Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges, initially 15%, declining to their current 2% level, and reducing to 0% in April 2009, were designed to mitigate the extent, timing, and profitability impact of withdrawals of funds by customers. The charges apply to $21.5 billion and $21.1 billion of Gibraltar Life’s insurance related reserves as of June 30, 2008 and December 31, 2007, respectively.

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and will again be payable in 2009. The special dividend is based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of June 30, 2008, a liability of $461 million related to the special dividend is included in “Policyholders’ dividends.” The special dividend will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $21.0 billion and $19.2 billion of general account insurance related liabilities, other than dividends to policyholders, as of June 30, 2008 and December 31, 2007, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of June 30, 2008 or December 31, 2007. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of June 30, 2008 and December 31, 2007, our international insurance subsidiaries had cash and short-term investments of approximately $1.7 billion and $1.1 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $43.8 billion and $42.1 billion, respectively. As of June 30, 2008, $42.6 billion, or 97%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.2 billion, or 3%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $23.5 billion of the investment grade fixed maturity investments and $0.8 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

The primary liquidity risks for our asset management subsidiaries relate to their profitability, which is impacted by market conditions and our investment management performance. Our asset management subsidiaries continue to maintain sufficiently liquid balance sheets. As of June 30, 2008 and December 31, 2007, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.709 billion and $1.153 billion, respectively. We believe the cash flows from our asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

In reporting results for the three months ended March 31, 2008, we have classified our commercial mortgage securitization operations as a divested business for all periods reported, reflecting our decision to exit this business. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. We do not expect this decision to have a material impact on the liquidity of our Asset Management subsidiaries. For further details, see “—Divested Businesses.”

Prudential Securities Group

As of June 30, 2008 and December 31, 2007, Prudential Securities Group’s assets totaled $12.6 billion and $8.1 billion, respectively. Prudential Securities Group owns our investment in Wachovia Securities, which we account for under the equity method, as well as other wholly owned businesses. On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information concerning this acquisition and its effect on our investment in Wachovia Securities. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $104 million and $189 million for the six months ended June 30, 2008 and 2007, respectively.

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

Financing Activities

As of June 30, 2008 and December 31, 2007, total short- and long-term debt of the Company on a consolidated basis was $30.8 billion and $29.8 billion, respectively, which includes $18.4 billion and $16.7 billion, respectively, related to the parent company, Prudential Financial. As of June 30, 2008 we were in compliance with all debt covenants.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt to consolidated subsidiaries, as of the dates indicated:

	June 30, 2008	December 31, 2007
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$598	$1,293
Floating rate convertible senior notes	4,883	4,883
Foreign denominated bridge loan facility	698	—
Current portion of long-term debt	297	973
General obligation long-term debt:
Senior debt	7,251	6,875
Junior subordinated debt (hybrid securities)	1,398	—
Retail medium-term notes	3,298	2,688

Total general obligations	$18,423	$16,712

The following table presents, as of June 30, 2008, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium-term Notes
	(in millions)
2009	$—	$—	$12
2010	25	—	30
2011	350	—	88
2012	250	—	100
2013	1,100	—	238
2014 and thereafter	5,526	1,398	2,830

Total	$7,251	$1,398	$3,298

Prudential Financial’s short-term debt includes commercial paper borrowings that are primarily used to fund the working capital needs of Prudential Financial’s subsidiaries and Prudential Financial. Prudential Financial’s commercial paper program has a current authorized capacity of $5.0 billion. Prudential Financial’s outstanding commercial paper borrowings decreased $695 million, from $1.293 billion as of December 31, 2007 to $598 million as of June 30, 2008, as a result of commercial paper being replaced by the proceeds from the floating rate convertible senior notes. The weighted average interest rate on the commercial paper borrowings under this program was 3.55% and 5.30% for the six months ended June 30, 2008 and 2007, respectively.

During the latter half of 2007 and continuing through the first half of 2008, the credit markets, and specifically the commercial paper market, were adversely impacted by concerns over the sub-prime mortgage exposure of certain financial institutions and asset-backed commercial paper programs. As a result, the financing cost of Prudential Financial commercial paper increased versus its historical cost basis relative to the target federal funds rate as investors demanded a premium for “top-tier split” rated commercial paper; that is, commercial paper rated A-1 by Standard & Poor’s, P-2 by Moody’s and F1 by Fitch.

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

In March 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program under the shelf registration statement, which superseded its Medium-Term Notes, Series C program. In January 2008, the authorized issuance capacity of the Series D program was increased by $5 billion to $10 billion, and as of June 30, 2008 approximately $4.9 billion remained available under the program. In January 2008, Prudential Financial issued $600 million of 5-year medium term notes under this program. The net proceeds from the sale of these notes were used to fund operating needs of our subsidiaries and for general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.45% and 5.41% for the six months ended June 30, 2008 and 2007, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In March 2006, Prudential Financial filed a prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program, which superseded the 2005 retail medium-term notes program. In March 2008, the authorized issuance capacity of the retail medium-term notes program was increased by $2.5 billion to $5 billion, and as of June 30, 2008 approximately $2.5 billion remained available under the program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior obligations of Prudential Financial and are purchased by retail investors. The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.97 % and 5.58% for the six months ended June 30, 2008 and 2007, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In May, 2008, Prudential Financial borrowed ¥74 billion under an unsecured bridge loan facility provided by two institutions that expires in 2009. The net proceeds from this drawdown were used to repay maturing debt that was issued concurrently with our acquisition of Gibraltar Life in April 2001. The carrying value of this loan was $698 million as of June 30, 2008 and is a net investment hedge of our Japanese insurance operations.

In June 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors. Also in June 2008, Prudential Financial issued $800 million of junior subordinated notes to retail investors with a fixed interest rate of 9.0% paid quarterly. Both issuances are considered hybrid equity securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid equity securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant, or RCC, as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest, or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes, subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest, or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of debt that is senior to the junior subordinated notes. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid equity securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default. Prudential Financial used the proceeds from the issuance of these notes for general corporate purposes and to repurchase shares of its Common Stock under the existing 2008 share repurchase authorization. Both series of notes were assigned credit ratings of “A-” by S&P, “Baa1” by Moody’s, and “bbb” by A.M. Best. On July 11, 2008, Prudential Financial issued an additional $120 million of retail junior subordinated notes following the underwriters’ exercise of their over-allotment option.

In January 2008, Prudential Financial filed a prospectus supplement to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2006 ($2.0 billion). These convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these convertible senior notes is a floating rate equal to 3-month LIBOR minus 2.4%, to be reset quarterly. These convertible senior notes are redeemable by Prudential Financial, at par plus accrued interest, any time on or after December 13, 2007. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date was December 12, 2007. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2008. A majority of the proceeds from the original issuance of these notes was initially invested in an investment grade fixed income portfolio, while the remainder of the proceeds was used for general corporate purposes. Prior to the first date that holders of the notes could require us to repurchase the notes, December 12, 2007, we liquidated the investment portfolio. Currently, the remaining proceeds are invested in short-term instruments and may be used to fund operations or short-term capital needs in lieu of other short-term borrowings in future periods. See Note 12 to our Consolidated Financial Statements included in our Current Report on Form 8-K dated May 16, 2008 for additional information concerning these convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register any resales of these convertible senior notes and shares of Prudential Financial Common Stock, if any, issued to holders of these convertible senior notes.

In April and July 2008, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2007 ($3.0 billion). These convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. Prudential Financial used the majority of the offering proceeds to fund operating needs of our subsidiaries, purchase short-term investment grade fixed income investments, and general corporate purposes, as well as to repurchase shares of its Common Stock under the 2007 share repurchase authorization. A portion of the offering proceeds used to fund the operating needs of subsidiaries were used to reduce Prudential Financial’s commercial paper borrowings and to extend the duration of our borrowings to better match the duration of the subsidiaries’ related assets. These convertible senior notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date is June 15, 2009. The interest rate on these convertible senior notes is a floating rate equal to 3-month LIBOR minus 1.63%, to be reset quarterly. See Note 12 to our Consolidated Financial Statements included in our Current Report on Form 8-K dated May 16, 2008 for additional information concerning these convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement under the shelf registration statement to register any resales of these convertible senior notes and shares of Prudential Financial Common Stock, if any, issued to holders of these convertible senior notes.

We will be required beginning on January 1, 2009 to retrospectively adopt the requirements of Financial Statement Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This guidance will impact the accounting for our convertible debt instruments as discussed in Note 2 to the Unaudited Interim Consolidated Financial Statements.

In March 2008, Prudential Financial updated its European medium-term notes program under a shelf registration statement. The Company is authorized to issue up to $1.5 billion of notes under the program. As of June 30, 2008, there was no debt outstanding under this program.

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios, primarily within Prudential Insurance. These short-term spread portfolios hold asset-backed securities, a portion of which is collateralized by sub-prime mortgages. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings. We continue to have significant unused secured financing capacity (as discussed under “—Liquidity of Subsidiaries—Domestic Insurance Subsidiaries—Cash Flow”); however, the availability of this financing to roll-over existing financing and to access our unused capacity is contingent on market conditions and may not be available to us on terms that are cost effective. Given the current market conditions, we continue to monitor the asset/liability duration matching in these portfolios and maintain what we believe to be sufficient alternative sources of liquidity.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	June 30, 2008	December 31, 2007
	(in millions)
Borrowings:
General obligation short-term debt	$13,469	$15,349

General obligation long-term debt:
Senior debt	11,001	10,103
Junior subordinated debt (hybrid securities)	1,398	—
Surplus notes(1)	2,594	2,044

Total general obligation long-term debt	14,993	12,147

Total general obligations	28,462	27,496

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	307	308
Limited and non-recourse long-term debt(2)	2,011	1,954

Total limited and non-recourse borrowing	2,318	2,262

Total borrowings(3)	30,780	29,758

Total asset-based financing	13,189	18,236

Total borrowings and asset-based financings	$43,969	$47,994

(1)	As of June 30, 2008 and December 31, 2007, includes $2.150 billion and $1.600 billion, respectively, of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $444 million of fixed rate surplus notes issued by Prudential Insurance.
(2)	As of both June 30, 2008 and December 31, 2007, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(3)	Does not include $8.6 billion and $8.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of June 30, 2008 and December 31, 2007, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $966 million from December 31, 2007 to June 30, 2008, reflecting a $2.846 billion net increase in long-term debt and a $1.880 billion net decrease in short-term debt. The net increase in long-term debt was primarily driven by the issuance of junior subordinated debt in the second quarter of 2008, as well as the net issuance of medium-term notes, retail medium-term notes, and surplus notes, partially offset by the reclassification of long-term debt to short-term debt, in the first quarter of 2008. The net decrease in short-term debt was primarily due to a decrease in outstanding commercial paper supporting our operating businesses at Prudential Funding and Prudential Financial, and the maturity of medium term notes.

Prudential Funding’s commercial paper and master note borrowings were $6.6 billion and $7.3 billion as of June 30, 2008 and December 31, 2007, respectively. Prudential Funding’s commercial paper program has a current authorized capacity of $12.0 billion. The weighted average interest rates on the commercial paper borrowings and master notes were 2.85% and 5.25% for the six months ended June 30, 2008 and 2007, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

During the latter half of 2007 and continuing through the first half of 2008, the financing cost of Prudential Funding’s commercial paper remained relatively unchanged versus its historical cost basis relative to the target federal funds rate. Prudential Funding’s commercial paper is rated A-1+, P-1, F1+ by Standard & Poor’s, Moody’s, and Fitch, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $172 million and $772 million, as of June 30, 2008 and December 31, 2007, respectively, of which $600 million was reflected in the general obligation short-term debt as of December 31, 2007. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 4.46%, and 6.22% for the six months ended June 30, 2008 and 2007, respectively.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. In the first six months of 2008, the subsidiary issued an additional $550 million of surplus notes, resulting in total outstanding notes under this facility of $1.65 billion and $1.100 billion as of June 30, 2008 and December 31, 2007, respectively. See Note 12 to our Consolidated Financial Statements included in our Current Report on Form 8-K dated May 16, 2008 for additional information.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of June 30, 2008 and December 31, 2007 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	June 30, 2008	December 31, 2007
	(in millions)
General obligations:
Capital debt	$6,472	$4,781
Investment related	15,181	16,379
Securities business related	5,122	4,776
Specified other businesses	1,687	1,560

Total general obligations	28,462	27,496
Limited and non-recourse debt	2,318	2,262

Total borrowings	$30,780	$29,758

Short-term debt	$13,776	$15,657
Long-term debt	17,004	14,101

Total borrowings	$30,780	$29,758

Borrowings of Financial Services Businesses	$28,209	$26,865
Borrowings of Closed Block Business	2,571	2,893

Total borrowings	$30,780	$29,758

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. As of June 30, 2008 and December 31, 2007, the outstanding aggregate principal amount of such notes totaled approximately $8.6 billion and $8.5 billion, respectively, out of a total authorized amount of up to $15 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of June 30, 2008, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $5.0 billion. This amount includes a $500 million 364-day credit facility that expires in December 2008, which includes eight financial institutions, a $2.0 billion 5-year credit facility that expires in May 2012, which includes 23 financial institutions, and an additional $2.5 billion credit facility, of which $200 million expires in December 2011 and $2.3 billion expires in December 2012, which includes 21 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities and will bear interest at the rates set forth in each facility agreement. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of June 30, 2008.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Insurance’s total adjusted capital as of March 31, 2008 was $10.3 billion. Prudential Financial’s net worth on a consolidated basis totaled $21.6 billion and $23.5 billion as of June 30, 2008 and December 31, 2007, respectively. We also use uncommitted lines of credit from banks and other financial institutions.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2008, the Company was dismissed with prejudice from the remaining actions consolidated in In re: Mutual Fund Investment Litigation other than Saunders v. Putnam American Government Income Fund, et al. In July 2008, the Company moved for summary judgment and plaintiffs moved for class certification in Saunders.

In June 2008, CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al. and Gillet v. Goldman Sachs, et al. were settled by all defendants. Prudential Securities’ share of the settlement amount was not material.

In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of state and federal law and seeks compensatory and punitive damages in unspecified amounts.

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

The foregoing discussion is limited to recent material developments concerning our legal and regulatory proceedings. See Note 12 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters, including those referred to above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2008, of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(1)
April 1, 2008 through April 30, 2008	3,866,064	$78.10	3,861,000
May 1, 2008 through May 31, 2008	3,823,956	$75.28	3,822,700
June 1, 2008 through June 30, 2008	4,173,848	$69.96	4,166,200

Total	11,863,868	$74.33	11,849,900	$1,750,146,691

(1)	In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase at the discretion of management up to $3.5 billion of its outstanding Common Stock during calendar year 2008.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock, restricted stock units, and performance shares vested during the period. Restricted stock, restricted stock units, and performance shares were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 4. Submission of Matters to a Vote of Security Holders

At the Prudential Financial Annual Meeting of Shareholders on May 13, 2008, the following voting occurred:

•

The shareholders elected thirteen directors to serve a one-year term until the 2009 Annual Meeting of Shareholders, or in each case until their successors are elected and qualified. The voting results were as follows:

Name of Director	Votes For	Withheld
Frederic K. Becker	263,182,703	4,802,735
Gordon M. Bethune	263,344,312	4,641,126
Gaston Caperton	263,530,953	4,454,485
Gilbert F. Casellas	263,403,515	4,581,923
James G. Cullen	263,107,906	4,877,532
William H. Gray III	262,256,386	5,729,052
Mark B. Grier	263,623,179	4,362,259
Jon F. Hanson	263,310,531	4,674,907
Constance J. Horner	263,244,662	4,740,776
Karl J. Krapek	263,600,008	4,385,430
Christine A. Poon	263,659,037	4,326,401
John R. Strangfeld	261,632,183	6,353,255
James A. Unruh	259,368,010	8,617,428

•	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008. The voting results were as follows:

Votes For	Votes Against	Abstentions
263,427,134	915,493	3,642,811

Item 6. Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

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

Date: July 31, 2008

Exhibit Index

Exhibit Number and Description

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.