Form 10-Q
period 2008-09-30
PRUDENTIAL FINANCIAL INC
filed 2008-10-30
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, 422 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of the stress experienced by the global financial markets that began in the second half of 2007 and substantially increased in the third quarter of 2008; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses and defaults; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) economic, political, currency and other risks relating to our international operations; (12) fluctuations in foreign currency exchange rates and foreign securities markets; 13) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (14) changes in our claims paying or financial strength ratings; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (19) changes in statutory or U.S. GAAP accounting principles, practices or policies; (20) changes in assumptions for retirement expense; (21) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (22) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2008 and December 31, 2007 (in millions, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2008—$161,674; 2007—$160,137)	$155,604	$162,162
Held to maturity, at amortized cost (fair value: 2008—$3,410; 2007—$3,543)	3,481	3,548
Trading account assets supporting insurance liabilities, at fair value	14,392	14,473
Other trading account assets, at fair value	3,368	3,613
Equity securities, available for sale, at fair value (cost: 2008—$7,847; 2007—$7,895)	7,389	8,580
Commercial loans (includes $574 measured at fair value at September 30, 2008)	32,736	30,047
Policy loans	9,211	9,337
Securities purchased under agreements to resell	171	129
Other long-term investments	6,671	6,431
Short-term investments	7,884	5,237

Total investments	240,907	243,557
Cash and cash equivalents	11,361	11,060
Accrued investment income	2,271	2,174
Reinsurance recoverables	1,838	2,119
Deferred policy acquisition costs	14,067	12,339
Other assets	24,806	18,982
Separate account assets	165,148	195,583

TOTAL ASSETS	$460,398	$485,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$113,612	$111,468
Policyholders’ account balances	96,332	84,154
Policyholders’ dividends	2,000	3,661
Reinsurance payables	1,228	1,552
Securities sold under agreements to repurchase	8,426	11,441
Cash collateral for loaned securities	3,480	6,312
Income taxes	1,350	3,553
Short-term debt	14,539	15,657
Long-term debt	17,870	14,101
Other liabilities	17,714	14,875
Separate account liabilities	165,148	195,583

Total liabilities	441,699	462,357

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,902,338 and 604,901,479 shares issued as of September 30, 2008 and December 31, 2007, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively)	—	—
Additional paid-in capital	21,845	20,856
Common Stock held in treasury, at cost (183,209,388 and 157,534,628 shares as of September 30, 2008 and December 31, 2007, respectively)	(11,640)	(9,693)
Accumulated other comprehensive income (loss)	(3,828)	447
Retained earnings	12,316	11,841

Total stockholders’ equity	18,699	23,457

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,398	$485,814

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2008 and 2007 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Premiums	$3,618	$3,472	$11,503	$10,660
Policy charges and fee income	711	729	2,360	2,299
Net investment income	2,931	3,033	8,984	8,955
Realized investment gains (losses), net	(273)	(84)	(2,083)	453
Asset management fees and other income	49	1,243	1,545	3,226

Total revenues	7,036	8,393	22,309	25,593

BENEFITS AND EXPENSES
Policyholders’ benefits	3,954	3,543	12,000	10,961
Interest credited to policyholders’ account balances	496	820	1,878	2,388
Dividends to policyholders	779	765	1,496	2,081
General and administrative expenses	1,992	2,145	6,431	6,473

Total benefits and expenses	7,221	7,273	21,805	21,903

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(185)	1,120	504	3,690

Income tax expense (benefit)	(143)	316	(48)	1,063

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(42)	804	552	2,627
Equity in earnings of operating joint ventures, net of taxes	(129)	67	(62)	200

INCOME (LOSS) FROM CONTINUING OPERATIONS	(171)	871	490	2,827
Income (loss) from discontinued operations, net of taxes	5	(4)	3	6

NET INCOME (LOSS)	$(166)	$867	$493	$2,833

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income (loss) from continuing operations per share of Common Stock	$(0.24)	$1.92	$1.33	$5.96
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)	0.01	0.01

Net income (loss) per share of Common Stock	$(0.23)	$1.91	$1.34	$5.97

Diluted:
Income (loss) from continuing operations per share of Common Stock	$(0.24)	$1.89	$1.32	$5.85
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)	—	0.01

Net income (loss) per share of Common Stock	$(0.23)	$1.88	$1.32	$5.86

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations per share of Class B Stock	$(34.00)	$(3.00)	$(43.50)	$34.50
Income from discontinued operations, net of taxes	—	—	—	1.00

Net income (loss) per share of Class B Stock	$(34.00)	$(3.00)	$(43.50)	$35.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2008 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2007	$6	$—	$20,856	$11,841	$(9,693)	$447	$23,457
Common Stock acquired	—	—	—	—	(2,125)	—	(2,125)
Stock-based compensation programs	—	—	12	(21)	178	—	169
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	—	—	977	—	—	—	977
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	3	—	—	3
Comprehensive income:
Net income	—	—	—	493	—	—	493
Other comprehensive loss, net of taxes	—	—	—	—	—	(4,275)	(4,275)

Total comprehensive income (loss)	—	—	—	—	—	—	(3,782)

Balance, September 30, 2008	$6	$—	$21,845	$12,316	$(11,640)	$(3,828)	$18,699

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007 (in millions)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$493	$2,833
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	2,083	(453)
Policy charges and fee income	(709)	(664)
Interest credited to policyholders’ account balances	1,878	2,388
Depreciation and amortization	327	159
Change in:
Deferred policy acquisition costs	(840)	(955)
Future policy benefits and other insurance liabilities	3,056	1,942
Trading account assets supporting insurance liabilities and other trading account assets	29	(1,572)
Income taxes	(827)	(82)
Other, net	825	505

Cash flows from operating activities	6,315	4,101

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	63,060	68,107
Fixed maturities, held to maturity	192	203
Trading account assets supporting insurance liabilities and other trading account assets	17,323	—
Equity securities, available for sale	3,043	4,091
Commercial loans	2,035	3,805
Policy loans	1,542	951
Other long-term investments	1,000	863
Short-term investments	26,194	12,729
Payments for the purchase/origination of:
Fixed maturities, available for sale	(66,084)	(69,999)
Fixed maturities, held to maturity	(37)	(165)
Trading account assets supporting insurance liabilities and other trading account assets	(18,766)	—
Equity securities, available for sale	(3,450)	(4,271)
Commercial loans	(4,656)	(6,014)
Policy loans	(1,160)	(957)
Other long-term investments	(2,203)	(1,351)
Short-term investments	(29,202)	(11,650)
Other, net	(43)	152

Cash flows used in investing activities	(11,212)	(3,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	27,292	15,358
Policyholders’ account withdrawals	(17,042)	(15,324)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(5,686)	1,431
Cash dividends paid on Common Stock	(86)	(83)
Net change in financing arrangements (maturities 90 days or less)	(47)	918
Common Stock acquired	(2,110)	(2,250)
Common Stock reissued for exercise of stock options	93	175
Proceeds from the issuance of debt (maturities longer than 90 days)	7,353	3,803
Repayments of debt (maturities longer than 90 days)	(4,342)	(3,728)
Excess tax benefits from share-based payment arrangements	21	88
Other, net	(235)	360

Cash flows from financing activities	5,211	748

Effect of foreign exchange rate changes on cash balances	(13)	(27)
NET INCREASE IN CASH AND CASH EQUIVALENTS	301	1,316
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,060	8,589

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,361	$9,905

NON-CASH TRANSACTIONS DURING THE PERIOD
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$977	$—
Treasury Stock shares issued for convertible debt redemption	$—	$135
Treasury Stock shares issued for stock-based compensation programs	$88	$96

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three and nine months ended September 30, 2008 would have been increased by $0.2 million and $1 million, respectively, with no reportable impact to the earnings per share of Common Stock, on both a basic and diluted basis. Net income of the Financial Services Businesses for the three months ended September 30, 2007 would have been increased by $3 million, or $0.01 per share of Common Stock, on both a basic and diluted basis. Net income of the Financial Services Businesses for the nine months ended September 30, 2007 would have been increased by $7 million, or $0.02 per share of Common Stock, on both a basic and diluted basis.

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology as required by Accounting Principles Board Opinion No. 28 and Financial Accounting Standards Board (“FASB”) Interpretation No. 18. The Company has utilized a discrete effective tax rate method to calculate taxes for the third quarter and first nine months of 2008. The Company believes that, at this time, the use of this discrete method is more appropriate than the full year effective tax rate method applied in prior quarters. As a result of the extreme volatility in the U.S. markets and its impact on the Company’s ability to forecast pre-tax earnings, the 2008 effective tax rate estimate is unreliable.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. It is reasonably possible that the total net amount of unrecognized tax benefits will increase anywhere from $0 to $70 million within the next 12 months due to the expiration of the statute of limitations as well as cash receipts on settlement of the IRS examination. Taxable years 2004 through 2007 are still open for IRS examination.

The dividends received deduction, or DRD, reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2007 and current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In December 2006, the IRS completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of the industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite a pending income tax refund related to the 2002 and 2003 years, the Company has agreed to such adjustment. Nevertheless, the Company believes that its return position is technically correct. Therefore, the Company intends to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. These activities had no impact on our 2007 or 2008 results.

Accounting Pronouncements Adopted

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, the Company adopted this guidance effective September 30, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP requires sellers of credit derivatives and certain guarantees to disclose (a) the nature of the credit derivative, the reason(s) for entering into the credit derivative, approximate term, performance triggers, and the current status of the performance risk; (b) the undiscounted maximum potential amount of future payments the seller could be required to make before considering any recoveries from recourse provisions or collateral; (c) the credit derivative’s fair value; (d) the nature of any recourse provisions and any collateral assets held to ensure performance. This FSP also requires the above disclosures for hybrid instruments that contain embedded derivatives and amends paragraph 13 of FIN 45 to require disclosure of the current status of the guarantee’s performance risk. In addition, this FSP clarifies that SFAS No. 161 shall be effective for financial statements issued for any annual or quarterly interim reporting period beginning after November 15, 2008. This FSP is effective for the Company’s 2008 annual consolidated financial statements and the Company is currently assessing the impact on these statements.

In June 2008, the FASB Emerging Issues Task Force (“EITF”) reached consensus on the following issues contained in EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock:” (1) how an entity should evaluate whether an instrument (or embedded feature) is indexed to the entity’s own stock; (2) how the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to the entity’s own stock; (3) how an issuer should account for equity-linked financial instruments issued to investors for purposes of establishing a market-based measure of the grant-date fair value of employee stock options. This guidance clarifies what instruments qualify as indexed to an entity’s own stock and are thereby exempt from requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eligible for equity classification under EITF Issue No. 00-19, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other then Employees.” This guidance is effective for fiscal years and interim periods beginning after December 15, 2008. Early application is not permitted. The Company is currently assessing the impact of EITF Issue No. 07-5 on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, and must be applied retrospectively to all EPS data presented. The Company is currently assessing the impact of FSP EITF 03-6-1 on the Company’s calculation of EPS and the EPS data presented within the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP, which is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively, addresses the accounting for certain convertible debt instruments including those that have been issued by the Company. It requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity within additional paid-in capital. The liability component of the debt instrument is accreted to par using the effective yield method, with the accretion being reported as a

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

component of interest expense. Bond issuance costs are allocated to the debt and equity components in proportion to the debt proceeds. The Company will adopt this guidance effective January 1, 2009 and estimates the impact will be to reduce net income for the three and nine months ended September 30, 2008 by approximately $10 million and $29 million, or $0.02 and $0.07 per diluted share of Common Stock, respectively, and will reduce net income for the three and nine months ended September 30, 2007 by approximately $7 million and $35 million, or $0.02 and $0.07 per diluted share of Common Stock, respectively.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date and the disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company is currently assessing the impact of this FSP on the Company’s consolidated financial statements.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer on a prospective basis to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company adopted this requirement, along with the required disclosures, on December 31, 2006. SFAS No. 158 also requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. The Company will adopt this guidance on December 31, 2008 and estimates the impact of changing from a September 30 measurement date to a December 31 measurement date will be a net after-tax increase to retained earnings of approximately $15 million.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Equity sales, trading and research operations	$1	$(1)	$(1)	$(104)
Real estate investments sold or held for sale	3	—	4	62
Canadian intermediate weekly premium and individual health operations	—	(1)	—	(1)
International securities operations	—	(2)	(2)	(1)
Healthcare operations	3	—	3	5

Income (loss) from discontinued operations before income taxes	7	(4)	4	(39)
Income tax expense (benefit)	2	—	1	(45)

Income (loss) from discontinued operations, net of taxes	$5	$(4)	$3	$6

The nine months ended September 30, 2007 includes a $26 million tax benefit associated with a discontinued international business. Real estate investments sold or held for sale reflects the income from discontinued real estate investments.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $139 million and $20 million, respectively, as of September 30, 2008 and $242 million and $98 million, respectively, as of December 31, 2007. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. At December 31, 2007, the Company recognized a policyholder dividend obligation of $732 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains (losses) that arose subsequent to the establishment of the Closed Block were reflected as an adjustment to the policyholder dividend obligation of $1.047 billion as of December 31, 2007, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” As of September 30, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $175 million. However, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of September 30, 2008 is zero. See the table below for changes in the components of the policyholder dividend obligation for the nine months ended September 30, 2008.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,552	$51,208
Policyholders’ dividends payable	1,284	1,212
Policyholder dividend obligation	—	1,779
Policyholders’ account balances	5,605	5,555
Other Closed Block liabilities	6,232	10,649

Total Closed Block Liabilities	64,673	70,403

Closed Block Assets
Fixed maturities, available for sale, at fair value	37,384	45,459
Other trading account assets, at fair value	128	142
Equity securities, available for sale, at fair value	3,069	3,858
Commercial loans	7,939	7,353
Policy loans	5,389	5,395
Other long-term investments	1,461	1,311
Short-term investments	1,207	1,326

Total investments	56,577	64,844
Cash and cash equivalents	1,309	1,310
Accrued investment income	666	630
Other Closed Block assets	697	581

Total Closed Block Assets	59,249	67,365

Excess of reported Closed Block Liabilities over Closed Block Assets	5,424	3,038
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	(2,584)	1,006
Allocated to policyholder dividend obligation	175	(1,047)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,015	$2,997

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2008
(in millions)
Balance, January 1, 2008	$1,779
Impact from earnings allocable to policyholder dividend obligation	(557)
Change in net unrealized investment gains (losses)	(1,222)

Balance, September 30, 2008	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Revenues
Premiums	$819	$797	$2,640	$2,580
Net investment income	784	891	2,425	2,616
Realized investment gains (losses), net	125	117	(319)	310
Other income	(8)	15	19	39

Total Closed Block revenues	1,720	1,820	4,765	5,545

Benefits and Expenses
Policyholders’ benefits	940	910	3,005	2,933
Interest credited to policyholders’ account balances	35	34	105	105
Dividends to policyholders	745	726	1,402	1,985
General and administrative expenses	150	190	482	538

Total Closed Block benefits and expenses	1,870	1,860	4,994	5,561

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(150)	(40)	(229)	(16)

Income tax expense (benefit)	(150)	(32)	(211)	(27)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	—	(8)	(18)	11
Income from discontinued operations, net of taxes	—	—	—	2

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$—	$(8)	$(18)	$13

5. STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2007	604.9	157.5	447.4	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	28.6	(28.6)	—
Stock-based compensation programs(1)	—	(2.9)	2.9	—

Balance, September 30, 2008	604.9	183.2	421.7	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock Held in Treasury

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase at the discretion of management up to $3.5 billion of its outstanding Common Stock in calendar year 2008. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The 2008 stock repurchase program supersedes all previous repurchase programs. During the nine months ended September 30, 2008, the Company acquired 28.6 million shares of its Common Stock at a total cost of $2.125 billion. In light of recent market volatility and extraordinary events and developments affecting financial markets generally, including market conditions for issuance of certain capital instruments such as hybrid securities, the Company suspended all purchases of its Common Stock under the 2008 stock repurchase program effective October 10, 2008. From January 1, 2008 through October 9, 2008, the Company repurchased 29.3 million shares of its Common Stock at a total cost of $2.161 billion.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income (loss)	$(166)	$867	$493	$2,833
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(353)	236	(92)	85
Change in net unrealized investments gains (losses)(1)	(2,041)	(415)	(4,205)	(955)
Change in pension and postretirement unrecognized net periodic benefit	11	3	22	27

Other comprehensive income (loss)(2)	(2,383)	(176)	(4,275)	(843)

Comprehensive income (loss)	$(2,549)	$691	$(3,782)	$1,990

(1)	Includes cash flow hedges of $71 million and $(49) million for the three months ended September 30, 2008 and 2007, respectively, and $18 million and $(51) million for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Amounts are net of tax expense (benefit) of $(967) million and $(229) million for the three months September 30, 2008 and 2007, respectively and $(2,123) million and $(443) million for the nine months ended September 30, 2008 and 2007, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2008 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2007	$312	$400	$(265)	$447
Change in component during period	(92)	(4,205)	22	(4,275)

Balance, September 30, 2008	$220	$(3,805)	$(243)	$(3,828)

(1)	Includes cash flow hedges of $(155) million and $(173) million as of September 30, 2008 and December 31, 2007, respectively.

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2008			2007
	Income	Weighted Average Shares(1)	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(113)			$864
Direct equity adjustment	10			13

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(103)	423.8	$(0.24)	$877	457.0	$1.92

Effect of dilutive securities and compensation programs(1)
Stock options		—			5.0
Deferred and long-term compensation programs		—			2.9
Convertible senior notes		—			—

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(103)	423.8	$(0.24)	$877	464.9	$1.89

(1)	For the three months ended September 30, 2008, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the three months ended September 30, 2008, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$541			$2,716
Direct equity adjustment	36			42

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$577	432.6	$1.33	$2,758	463.0	$5.96

Effect of dilutive securities and compensation programs
Stock options		3.6			5.5
Deferred and long-term compensation programs		2.4			2.8
Convertible senior notes		—			0.3

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$577	438.6	$1.32	$2,758	471.6	$5.85

For the three months ended September 30, 2008, 17.9 million options and 4.2 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, are considered antidilutive as a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the three months ended September 30, 2007, 2.3 million options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $91.65 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the nine months ended September 30, 2008 and 2007, 6.0 million and 1.7 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $80.57 and $91.58 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Class B Stock

Income (loss) from continuing operations per share of Class B Stock was $(34.00) and $(3.00) for the three months ended September 30, 2008 and 2007, respectively, and $(43.50) and $34.50 for the nine months ended September 30, 2008 and 2007, respectively.

The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended September 30, 2008 and 2007 amounted to $(68) million and $(6) million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $10 million and $13 million for the three months ended September 30, 2008 and 2007, respectively. The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the nine months ended September 30, 2008 and 2007 amounted to $(87) million and $69 million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $36 million and $42 million for the nine months ended September 30, 2008 and 2007, respectively. For the three and nine months ended September 30, 2008 and 2007, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to 2.0 million. There are no potentially dilutive shares associated with the Class B Stock.

7. DEBT

Junior Subordinated Notes

In June 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors. Also in June 2008, Prudential Financial issued $800 million of junior subordinated notes to retail investors with a fixed interest rate of 9.0% paid quarterly. On July 11, 2008, Prudential Financial issued an additional $120 million of retail junior subordinated notes following the underwriters’ exercise of their over-allotment option. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid capital securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant, or RCC, as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes, subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of debt that is senior to the junior subordinated notes. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid capital securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default. Interest expense on the notes was $35 million and $37 million for the three and nine months ended September 30, 2008, respectively.

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

Federal Home Loan Bank of New York

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides Prudential Insurance access to collateralized borrowings and other FHLBNY products. Prudential Insurance’s membership in FHLBNY requires the ownership of member stock and any borrowings from FHLBNY will require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings. Under guidance of the New Jersey Department of Banking and Insurance, the total amount of securities that can be pledged as collateral by Prudential Insurance to FHLBNY is limited to 5% of the prior year’s admitted assets of Prudential Insurance exclusive of separate account assets, which equates to $7.7 billion based on admitted assets as of December 31, 2007. Based on this permitted amount, the eligible securities available at Prudential Insurance, and net of the 4.5% activity based stock Prudential Insurance would be obligated to purchase from FHLBNY based on maximum borrowings, the estimated total borrowing capacity with the FHLBNY is $6.7 billion, as of September 30, 2008. As of September 30, 2008, outstanding borrowings with FHLBNY amounted to $100 million and are collateralized by $131 million of securities. Subsequent to September 30, 2008, Prudential Insurance borrowed an additional $1.0 billion from the FHLBNY.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Components of net periodic (benefit) cost
Service cost	$38	$42	$3	$3
Interest cost	116	108	31	34
Expected return on plan assets	(180)	(192)	(40)	(23)
Amortization of prior service cost	11	7	(3)	(1)
Amortization of actuarial (gain) loss, net	3	7		4
Special termination benefits	—	1		—

Net periodic (benefit) cost	$(12)	$(27)	$(9)	$17

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Components of net periodic (benefit) cost
Service cost	$115	$126	$9	$9
Interest cost	350	324	93	102
Expected return on plan assets	(540)	(576)	(120)	(69)
Amortization of prior service cost	33	21	(9)	(3)
Amortization of actuarial (gain) loss, net	11	21	—	11
Special termination benefits	2	3	—	—

Net periodic (benefit) cost	$(29)	$(81)	$(27)	$50

The Company made cash contributions during the nine months ended September 30, 2008 of $80 million to non-qualified pension plans and $15 million to postretirement plans. The Company anticipates that it will make cash contributions for the remainder of 2008 of approximately $70 million to non-qualified pension plans and approximately $5 million to postretirement plans. The Company does not anticipate making any contributions to the qualified pension plan in 2008. The Company also made a discretionary cash contribution in July of 2008 of $95 million to an irrevocable trust, commonly referred to as a “rabbi trust,” which holds assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

are included in Corporate and Other operations within the Financial Services Businesses. Collectively, the businesses that comprise the three operating divisions and Corporate and Other are referred to as the Financial Services Businesses.

In 2008, the Company classified its commercial mortgage securitization operations as a divested business, reflecting its decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in the Company’s Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had pre-tax losses of $6 million and $129 million for the three and nine months ended September 30, 2008, respectively, and pre-tax losses of $42 million and $10 million for the three and nine months ended September 30, 2007, respectively. The Company retained and continues the remainder of its commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of the Asset Management segment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For the three months ended September 30, 2008 and 2007, the Company recorded losses of $132 million and $103 million, respectively, and for the nine months ended September 30, 2008 and 2007, recorded losses of $318 million and $92 million, respectively, within “Realized investment gains (losses), net” related to the change in value on the embedded derivatives associated with these investments, which are excluded from adjusted operating income under the amended definition. Adjusted operating income under the former definition included losses of $72 million and $69 million, respectively, for the three and nine months ended September 30, 2007.

Realized investment gains (losses), net, and related charges and adjustments. Adjusted operating income excludes realized investment gains (losses), net, except as indicated below. A significant element of realized investment gains and losses are impairments and credit-related and interest rate-related gains and losses from sales of securities. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax profile. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges are associated with: policyholder dividends; amortization of deferred policy acquisition costs, valuation of business acquired (“VOBA”), unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; payments associated with the market value adjustment features related to certain of the annuity products the Company sells; and minority interest in consolidated operating subsidiaries. The related charges associated with policyholder dividends include a percentage of the net increase in the fair value of specified assets included in Gibraltar Life’s reorganization plan that is required to be paid as a special dividend to Gibraltar Life policyholders. Deferred

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represents the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of the Company’s annuity products contain a market value adjustment feature that requires us to pay to the contract holder or entitles us to receive from the contract holder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses.

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (a net gain of $12 million and $19 million for the three months ended September 30, 2008 and 2007, respectively, and a net gain of $16 million and $65 million for the nine months ended September 30, 2008 and 2007, respectively). As of September 30, 2008 and December 31, 2007, the fair value of open contracts used for this purpose was a net asset of $127 million and a net asset of $12 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $14 million and $19 million for the three months ended September 30, 2008 and 2007, respectively, and net gains of $43 million and $62 million for the nine months ended September 30, 2008 and 2007, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net losses of $101 million and net gains of $16 million for the three months ended September 30, 2008 and 2007, respectively, and net losses of $146 million and net gains of $44 million for the nine months ended September 30, 2008 and 2007, respectively, related to these products and any associated derivative portfolio.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, including related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, including related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment gains of $64 million and losses of $47 million for the three months ended September 30, 2008 and 2007, respectively, and losses of $19 million and gains of $11 million for the nine months ended September 30, 2008 and 2007, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments supporting insurance liabilities in its general account portfolio that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were net losses of $77 million and $59 million for the three and nine months ended September 30, 2008, respectively. There was no adjustment for the three and nine months ended September 30, 2007.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net loss of $31 million and net gain of $26 million for the three months ended September 30, 2008 and 2007, respectively, and net gains of $16 million and $51 million for the nine months ended September 30, 2008 and 2007, respectively.

As a result of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc. (“Lehman Brothers”) on September 15, 2008, the Company experienced losses during the third quarter of 2008 related to the unsecured portion of its counterparty exposure on derivative transactions it had entered into with Lehman Brothers and its affiliates. The Company has replaced these derivative positions with various other counterparties. These losses are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations, under the broker-dealer accounting model followed by our affiliated derivative subsidiary that executed these transactions, and are excluded from adjusted operating income consistent with the adjusted operating income treatment of similar credit-related losses that are recorded within “Realized investment gains (losses), net.” For the three and nine months ended September 30, 2008, $75 million of these losses were recorded in “Asset management fees and other income” and are excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” There was no adjustment for the three and nine months ended September 30, 2007. Any subsequent recoveries of these losses will also be excluded from adjusted operating income.

Investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contract holder liabilities due to asset value changes. Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products will ultimately accrue to contract holders. The investments supporting these experience-rated products, excluding commercial loans, are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Interest and dividend income for these investments is reported in “Net investment income.” Commercial loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial loans.”

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on available for sale securities, adjusted operating income also excludes the change in contract holder liabilities due to asset value changes in the pool of investments (including commercial loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes only net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that accrue to the contract holders.

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

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life	$238	$251	$437	$493
Individual Annuities	(307)	205	(38)	551
Group Insurance	101	100	271	220

Total Insurance Division	32	556	670	1,264

Asset Management	(8)	161	301	503
Financial Advisory	(217)	85	(150)	254
Retirement	133	65	398	351

Total Investment Division	(92)	311	549	1,108

International Insurance	460	423	1,326	1,245
International Investments	37	114	89	219

Total International Insurance and Investments Division	497	537	1,415	1,464

Corporate Operations	(17)	(33)	(31)	(47)
Real Estate and Relocation Services	(4)	21	(30)	36

Total Corporate and Other	(21)	(12)	(61)	(11)

Adjusted Operating Income before income taxes for Financial Services Businesses	416	1,392	2,573	3,825
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(564)	(178)	(1,756)	10
Charges related to realized investment gains (losses), net	17	(2)	45	(15)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(534)	36	(919)	10
Change in experience-rated contractholder liabilities due to asset value changes	388	(6)	682	4
Divested businesses	(3)	(27)	(128)	19
Equity in earnings of operating joint ventures	208	(103)	108	(323)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(72)	1,112	605	3,530
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	(113)	8	(101)	160

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(185)	$1,120	$504	$3,690

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Financial Services Businesses:
Individual Life	$682	$672	$2,038	$1,932
Individual Annuities	528	633	1,723	1,869
Group Insurance	1,232	1,203	3,707	3,619

Total Insurance Division	2,442	2,508	7,468	7,420

Asset Management	345	558	1,457	1,693
Financial Advisory	(214)	98	(127)	303
Retirement	1,118	1,195	3,592	3,508

Total Investment Division	1,249	1,851	4,922	5,504

International Insurance	2,226	2,040	6,880	6,148
International Investments	157	251	487	597

Total International Insurance and Investments Division	2,383	2,291	7,367	6,745

Corporate Operations	4	32	82	190
Real Estate and Relocation Services	68	89	177	229

Total Corporate and Other	72	121	259	419

Total	6,146	6,771	20,016	20,088

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(564)	(178)	(1,756)	10
Charges related to realized investment gains (losses), net	2	2	18	5
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(534)	36	(919)	10
Divested businesses	—	(21)	(103)	33
Equity in earnings of operating joint ventures	208	(103)	108	(323)

Total Financial Services Businesses	5,258	6,507	17,364	19,823

Closed Block Business	1,778	1,886	4,945	5,770

Total per Unaudited Interim Consolidated Financial Statements	$7,036	$8,393	$22,309	$25,593

The Asset Management segment revenues include intersegment revenues of $84 million and $92 million for the three months ended September 30, 2008 and 2007, respectively, and $264 million and $274 million for the nine months ended September 30, 2008 and 2007, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	September 30, 2008	December 31, 2007
	(in millions)
Individual Life	$34,160	$36,124
Individual Annuities	69,725	76,685
Group Insurance	32,189	32,913

Total Insurance Division	136,074	145,722

Asset Management	41,258	40,592
Financial Advisory	2,791	1,294
Retirement	120,945	132,614

Total Investment Division	164,994	174,500

International Insurance	67,604	65,387
International Investments	10,550	7,711

Total International Insurance and Investments Division	78,154	73,098

Corporate Operations	13,199	17,430
Real Estate and Relocation Services	1,142	1,281

Total Corporate and Other	14,341	18,711

Total Financial Services Businesses	393,563	412,031
Closed Block Business	66,835	73,783

Total per Unaudited Interim Consolidated Financial Statements	$460,398	$485,814

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

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities and commercial loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities, non-binding broker quotes (when pricing service information is not available) or through the use of valuation methodologies using observable market inputs. Prices from pricing services are validated through comparison to internal pricing information and economic indicators as well as backtesting to trade data or other data to confirm that the pricing service’s significant inputs are observable. Broker quotes are non-binding, are reviewed for reasonableness, based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of September 30, 2008 such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from the prices received from the independent pricing services.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities and securities where the Company chose to over-ride pricing information received from third parties, certain highly structured over-the-counter derivative contracts, certain commercial loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Prices may also be based upon non-binding quotes from brokers or other market-makers that are reviewed for reasonableness, based on the Company’s understanding of the market.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2008.

	As of September 30, 2008
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$5	$153,399	$2,200	$—	$155,604
Trading account assets supporting insurance liabilities	1,093	13,169	130	—	14,392
Other trading account assets	519	4,315	802	(2,268)	3,368
Equity securities, available for sale	4,905	2,234	250	—	7,389
Commercial loans	—	511	63	—	574
Other long-term investments	550	30	991	—	1,571
Short term investments	3,752	2,711	—	—	6,463
Cash and cash equivalents	1,241	7,455	—	—	8,696
Other assets	52	3,596	—	—	3,648

Sub-total excluding separate account assets	12,117	187,420	4,436	(2,268)	201,705
Separate account assets(1)	73,963	68,310	22,875	—	165,148

Total assets	$86,080	$255,730	$27,311	$(2,268)	$366,853

Future policy benefits	—	—	785	—	785
Long-term debt	—	—	280	—	280
Other liabilities	65	2,383	158	(2,079)	527

Total liabilities	$65	$2,383	$1,223	$(2,079)	$1,592

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2008, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2008 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2008.

	Three Months Ended September 30, 2008
	Fixed Maturities, Available For Sale	Trading Account Assets Supporting Insurance Liabilities	Other Trading Account Assets	Equity Securities, Available for Sale	Commercial Loans
	(in millions)
Fair value, beginning of period	$1,859	$157	$640	$138	$70
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(39)	—	74	(1)	(7)
Asset management fees and other income	—	(20)	(7)	—	—
Included in other comprehensive income (loss)	(88)	—	—	1	—
Net investment income	3	—	1	—	—
Purchases, sales, issuances, and settlements	308	(9)	111	1	—
Foreign currency translation	—	—	(2)	(1)	—
Transfers into (out of) Level 3(1)	157	2	(15)	112	—

Fair value, end of period	$2,200	$130	$802	$250	$63

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(41)	$—	$74	$(1)	$(7)
Asset management fees and other income	$—	$(20)	$(8)	$—	$—
Included in other comprehensive income (loss)	$(87)	$—	$—	$(2)	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2008
	Other Long-term Investments	Separate Account Assets(3)	Future Policy Benefits	Long- Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$928	$24,559	$(327)	$(211)	$(88)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	(435)	—	(73)
Asset management fees and other income	18	—	—	(6)	—
Interest credited to policyholders’ account balances	—	194	—	—	—
Included in other comprehensive income	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	54	209	(23)	(63)	3
Foreign currency translation	(9)	—	—	—	—
Transfers into (out of) Level 3(1)	—	(2,087)	—	—	—

Fair value, end of period	$991	$22,875	$(785)	$(280)	$(158)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(444)	$—	$(74)
Asset management fees and other income	$17	$—	$—	$(5)	$—
Interest credited to policyholders’ account balances	$—	$(85)	$—	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—The amount of Separate Account Assets transferred out of Level 3 in the third quarter totaled $2,087 million. This was primarily a result of the utilization of vendor pricing information that the Company was able to validate in the third quarter that was unavailable in the second quarter.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2008
	Fixed Maturities, Available For Sale	Trading Account Assets Supporting Insurance Liabilities	Other Trading Account Assets	Equity Securities, Available for Sale	Commercial Loans
	(in millions)
Fair value, beginning of period	$2,890	$291	$497	$190	$—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(268)	—	106	(3)	(12)
Asset management fees and other income	—	(19)	(11)	—	—
Included in other comprehensive income (loss)	(217)	—	—	(20)	—
Net investment income	7	(1)	1	—	—
Purchases, sales, issuances, and settlements	(56)	(25)	226	21	(6)
Foreign currency translation	—	—	(2)	(1)	—
Transfers into (out of) Level 3(1)	(156)	(116)	(15)	63	81

Fair value, end of period	$2,200	$130	$802	$250	$63

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(282)	$—	$106	$(4)	$(12)
Asset management fees and other income	$—	$(31)	$(11)	$—	$—
Included in other comprehensive income (loss)	$(213)	$—	$—	$(20)	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2008
	Other Long-term Investments	Separate Account Assets(3)	Future Policy Benefits	Long- Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$824	$21,815	$(168)	$(152)	$(77)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	(553)	—	(84)
Asset management fees and other income	108	—	—	(5)	—
Interest credited to policyholders’ account balances	—	123	—	—	—
Included in other comprehensive income	—	—	—	—	—
Net investment income	3	—	—	—	—
Purchases, sales, issuances, and settlements	65	1,327	(64)	(123)	3
Foreign currency translation	(9)	—	—	—	—
Transfers into (out of) Level 3(1)	—	(390)	—	—	—

Fair value, end of period	$991	$22,875	$(785)	$(280)	$(158)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(562)	$—	$(84)
Asset management fees and other income	$75	$—	$—	$(5)	$—
Interest credited to policyholders’ account balances	$—	$(320)	$—	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. As of September 30, 2008, the Company has written down certain commercial loans that are carried at the lower of cost or market, to their fair value of $162 million. This resulted in charges of $8 million and $43 million for the three and nine months ended September 30, 2008, respectively. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans. In addition, during the three months ended September 30, 2008, the Company sold certain commercial loans that were carried at the lower of cost or market for $38 million. These loans had been previously written down from $46 million to $32 million during the year.

In addition, as of September 30, 2008, certain equity and cost method investments had been written down to fair value, resulting in impairments of $19 million and $32 million for the three and nine months ended September 30, 2008. The fair value of the investments associated with $13 million and $26 million of these impairments for the three and nine months ended September 30, 2008, respectively, were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

cash flows and valuations provided by the general partners taken into consideration with deal and management fee expenses. The fair value of the investments associated with measurements for $6 million of these impairments for the three and nine months ended September 30, 2008 were based on inputs classified as Level 2. The fair value measurement was based on the negotiated sale price.

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

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	Reported in Realized Investment Gains (Losses), net
	(in millions)
Assets:
Commercial Loans:
Changes in instrument-specific credit risk	$(17)	$(38)
Other changes in fair value	$2	$1

Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

None of the loans where the fair value option has been selected are more than 90 days past due or in non-accrual status. Interest income on commercial loans is included in net investment income. For the three and nine months ended September 30, 2008, the Company recorded $15 million and $37 million, respectively of interest income on these loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial loans, for which the fair value option has been elected, were $574 million and $607 million, respectively, as of September 30, 2008.

11. INVESTMENT IN WACHOVIA SECURITIES

On July 1, 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), a joint venture currently headquartered in St. Louis, Missouri. As of December 31, 2007, the Company had a 38% ownership interest in the joint venture with Wachovia owning the remaining 62%. The transaction included certain assets and liabilities of the Company’s securities brokerage operations; however, the Company retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. The Company and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to March 31, 2004.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. (“A.G. Edwards”) for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities.

The A.G. Edwards transaction entitled the Company to elect a “lookback” option under the terms of the agreements relating to the joint venture. The “lookback” option, which the Company has elected, permits the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company to delay for a period of two years ending on January 1, 2010, the decision on whether or not to make payments to avoid or limit dilution of its ownership interest in the joint venture. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on the Company’s diluted ownership level, which is in the process of being determined. Any payments at the end of the “lookback” period to restore all or part of the Company’s ownership interest in the joint venture will be based on the appraised or agreed value of the joint venture excluding the A.G. Edwards business as well as the A.G. Edwards business. In such event, the Company may also need to make a true-up payment of one-time costs incurred during the “lookback” period associated with the combination to reflect the incremental increase in its ownership interest in the joint venture. Alternatively, at the end of the “lookback” period, the Company may “put” its joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities.

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

The Company and Wachovia have had negotiations concerning possible modifications to the terms of the existing agreements relating to the joint venture. Based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, the Company adjusted the carrying value of its ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of that business and the dilution of its 38% ownership level and to record the value of the above described rights under the “lookback” option. As a result, effective January 1, 2008, the Company recognized an increase to “Additional paid-in capital” of $977 million, net of tax. The Company’s recorded share of pre-tax losses from the joint venture of $129 million for the nine months ended September 30, 2008 reflects its estimated diluted ownership level based upon the existing agreements and its estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. As noted above, the Company and Wachovia have had negotiations concerning possible modifications to the terms of the existing agreements relating to the joint venture. Such modifications, if agreed to, as well as the establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, will result in an adjustment to the credit to equity and a true-up to the earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the nine months ended September 30, 2008 and the finally determined diluted ownership percentage. The Company does not anticipate any such adjustment to have a material effect on its reported results of operations.

On October 3, 2008, Wachovia and Wells Fargo & Company (“Wells Fargo”) announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wells Fargo will acquire all of Wachovia Corporation and all its businesses and obligations. Wachovia has notified the Company that Wells Fargo’s brokerage business will be contributed to the joint venture in accordance with the terms of the existing joint venture agreements.

Earnings of the joint venture included in the results of the Financial Advisory segment are subject to certain risks pertaining to the joint venture operations, including customer claims, litigation and regulatory investigations affecting Wachovia Securities’ businesses. Such customer claims, litigation and regulatory matters include

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

matters typical for retail securities brokerage and clearing operations and matters unique to the joint venture operations. In recent months, following the failure in early 2008 of the auctions which set the rates for most auction rate securities, Wachovia Securities has become the subject of customer complaints, legal actions, including a putative class action, and investigations by securities regulators and agencies relating to Wachovia Securities’ role in the underwriting, sale and auction of auction rate securities. On August 15, 2008, Wachovia announced that it had reached an agreement in principle for a global settlement of investigations concerning the underwriting, sale and subsequent auction of certain auction rate securities by subsidiaries of Wachovia Securities and had recorded an increase to legal reserves. The Company’s recorded share of pre-tax earnings from the joint venture for the nine months ended September 30, 2008 includes $235 million, which is the Company’s share of this charge.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities in an effort to resolve the inquiries into this matter. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. In addition, in April 2008, Prudential Insurance reached a settlement of proceedings regarding these matters with the District Attorneys of San Diego, Los Angeles and Alameda counties. Pursuant to this settlement, Prudential Insurance paid $350,000 in penalties and costs. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In August and September 2007, the court dismissed the anti-trust and RICO claims. In January 2008, the court dismissed the ERISA claims with prejudice. In February 2008, the court dismissed the state law claims without prejudice. Plaintiffs appealed to the Third Circuit Court of Appeals. The above settlements may adversely affect the existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s business.

In April 2005, the Company voluntarily commenced a review of the accounting for its reinsurance arrangements to confirm that it complied with applicable accounting rules. This review included an inventory and examination of current and past arrangements, including those relating to the Company’s wind down and divested businesses and discontinued operations. Subsequent to commencing this voluntary review, the Company received a formal request from the Connecticut Attorney General for information regarding its participation in reinsurance transactions generally and a formal request from the SEC for information regarding certain reinsurance contracts entered into with a single counterparty since 1997 as well as specific contracts entered into with that counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. In August 2008, the Company reached a resolution of the investigations by the SEC into these matters. In connection with such resolution, the SEC, on August 6, 2008, filed a complaint in the United States District Court for the District of New Jersey, alleging, among other things, that the Company improperly accounted for the reinsurance contracts, resulting in overstatements of the Company’s consolidated results for the years 2000, 2001 and 2002 in certain of the Company’s reports filed with the SEC under the Exchange Act, in violation of the financial reporting, books-and-records and internal control provisions of the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Exchange Act and related rules and regulations of the SEC thereunder. In connection with the settlement, the Company has consented to entry of a final judgment enjoining it from future violations of specified provisions of the Exchange Act and related rules and regulations of the SEC thereunder. The settlement, in which the Company neither admits nor denies the allegations in the complaint, resolves the SEC’s investigations into these matters without the imposition of any monetary fine or penalty. The settlement documents include allegations that may result in litigation, adverse publicity and other potentially adverse impacts to the Company’s businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s Investment Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the court denied State Street defendants’ motion to dismiss the claims for damages and other relief under Section 502(a)(2) of ERISA but dismissed the claim for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law.

In September and October 2005, five purported class action lawsuits were filed against the Company, Prudential Securities and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. The complaints seek back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest and attorneys’ fees. In December 2007, plaintiffs moved to certify the class. In March 2008, the court granted plaintiffs’ motion to conditionally certify a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of state and federal law and seeks compensatory and punitive damages in unspecified amounts. In September 2008, the Wang matter was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder lawsuit.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2008 and December 31, 2007 (in millions)

	September 30, 2008			December 31, 2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$114,626	$40,978	$155,604	$112,748	$49,414	$162,162
Held to maturity, at amortized cost	3,481	—	3,481	3,548	—	3,548
Trading account assets supporting insurance liabilities, at fair value	14,392	—	14,392	14,473	—	14,473
Other trading account assets, at fair value	3,240	128	3,368	3,471	142	3,613
Equity securities, available for sale, at fair value	4,258	3,131	7,389	4,640	3,940	8,580
Commercial loans	24,173	8,563	32,736	22,093	7,954	30,047
Policy loans	3,822	5,389	9,211	3,942	5,395	9,337
Securities purchased under agreements to resell	171	—	171	129	—	129
Other long-term investments	5,255	1,416	6,671	5,163	1,268	6,431
Short-term investments	6,621	1,263	7,884	3,852	1,385	5,237

Total investments	180,039	60,868	240,907	174,059	69,498	243,557

Cash and cash equivalents	9,907	1,454	11,361	9,624	1,436	11,060
Accrued investment income	1,551	720	2,271	1,496	678	2,174
Reinsurance recoverables	1,838	—	1,838	2,119	—	2,119
Deferred policy acquisition costs	12,472	1,595	14,067	11,396	943	12,339
Other assets	22,608	2,198	24,806	17,754	1,228	18,982
Separate account assets	165,148	—	165,148	195,583	—	195,583

TOTAL ASSETS	$393,563	$66,835	$460,398	$412,031	$73,783	$485,814

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$62,080	$51,532	$113,612	$60,259	$51,209	$111,468
Policyholders’ account balances	90,727	5,605	96,332	78,599	5,555	84,154
Policyholders’ dividends	716	1,284	2,000	670	2,991	3,661
Reinsurance payables	1,228	—	1,228	1,552	—	1,552
Securities sold under agreements to repurchase	4,209	4,217	8,426	5,281	6,160	11,441
Cash collateral for loaned securities	2,231	1,249	3,480	3,041	3,271	6,312
Income taxes	1,300	50	1,350	3,402	151	3,553
Short-term debt	13,788	751	14,539	14,514	1,143	15,657
Long-term debt	16,120	1,750	17,870	12,351	1,750	14,101
Other liabilities	17,265	449	17,714	14,609	266	14,875
Separate account liabilities	165,148	—	165,148	195,583	—	195,583

Total liabilities	374,812	66,887	441,699	389,861	72,496	462,357

COMMITMENTS AND CONTINGENT LIABILITIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income (loss)	(2,563)	(1,265)	(3,828)	459	(12)	447
Other attributed equity	21,314	1,213	22,527	21,711	1,299	23,010

Total attributed equity	18,751	(52)	18,699	22,170	1,287	23,457

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$393,563	$66,835	$460,398	$412,031	$73,783	$485,814

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended September 30, 2008 and 2007 (in millions)

	Three Months Ended September 30,
	2008			2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,799	$819	$3,618	$2,675	$797	$3,472
Policy charges and fee income	711	—	711	729	—	729
Net investment income	2,083	848	2,931	2,073	960	3,033
Realized investment gains (losses), net	(392)	119	(273)	(197)	113	(84)
Asset management fees and other income	57	(8)	49	1,227	16	1,243

Total revenues	5,258	1,778	7,036	6,507	1,886	8,393

BENEFITS AND EXPENSES
Policyholders’ benefits	3,014	940	3,954	2,633	910	3,543
Interest credited to policyholders’ account balances	461	35	496	786	34	820
Dividends to policyholders	34	745	779	38	727	765
General and administrative expenses	1,821	171	1,992	1,938	207	2,145

Total benefits and expenses	5,330	1,891	7,221	5,395	1,878	7,273

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(72)	(113)	(185)	1,112	8	1,120

Income tax expense (benefit)	(88)	(55)	(143)	315	1	316

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	16	(58)	(42)	797	7	804
Equity in earnings of operating joint ventures, net of taxes	(129)	—	(129)	67	—	67

INCOME (LOSS) FROM CONTINUING OPERATIONS	(113)	(58)	(171)	864	7	871
Income (loss) from discontinued operations, net of taxes	5	—	5	(4)	—	(4)

NET INCOME (LOSS)	$(108)	$(58)	$(166)	$860	$7	$867

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Nine Months Ended September 30, 2008 and 2007 (in millions)

	Nine Months Ended September 30,
	2008			2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$8,863	$2,640	$11,503	$8,080	$2,580	$10,660
Policy charges and fee income	2,360	—	2,360	2,299	—	2,299
Net investment income	6,359	2,625	8,984	6,116	2,839	8,955
Realized investment gains (losses), net	(1,744)	(339)	(2,083)	141	312	453
Asset management fees and other income	1,526	19	1,545	3,187	39	3,226

Total revenues	17,364	4,945	22,309	19,823	5,770	25,593

BENEFITS AND EXPENSES
Policyholders’ benefits	8,995	3,005	12,000	8,028	2,933	10,961
Interest credited to policyholders’ account balances	1,773	105	1,878	2,283	105	2,388
Dividends to policyholders	94	1,402	1,496	95	1,986	2,081
General and administrative expenses	5,897	534	6,431	5,887	586	6,473

Total benefits and expenses	16,759	5,046	21,805	16,293	5,610	21,903

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	605	(101)	504	3,530	160	3,690

Income tax expense (benefit)	2	(50)	(48)	1,014	49	1,063

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	603	(51)	552	2,516	111	2,627
Equity in earnings of operating joint ventures, net of taxes	(62)	—	(62)	200	—	200

INCOME (LOSS) FROM CONTINUING OPERATIONS	541	(51)	490	2,716	111	2,827
Income from discontinued operations, net of taxes	3	—	3	4	2	6

NET (LOSS) INCOME	$544	$(51)	$493	$2,720	$113	$2,833

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

The Financial Services Businesses and Closed Block Business participate in separate internal short-term cash management facilities, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in these facilities are generally held in investments that are short term, including mortgage- and asset-backed securities. As of September 30, 2008, the Financial Services Business and the Closed Block Business held $6.8 billion and $5.6 billion, respectively, in their short-term cash management facilities. Historically, a proportionate interest in each security held in a commingled portfolio was allocated to the Financial Services Businesses and the Closed Block Business as of the balance sheet date, based upon their proportional cash contributions to a single facility. Participation in the commingled facility by the Financial Services Businesses and the Closed Block Business was dependent on cash flows arising from the activities noted above, which in turn, under the historical allocation methodology, could change the allocation of the facility’s assets between the two Businesses. A proportionate share of any realized investment gain or loss was recorded by each Business based upon their respective ownership percentages in the commingled facility as of the date of the realized gain or loss. Beginning April 1, 2008, management

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

implemented changes in order to permit each Business to hold discrete ownership of its investments in separate facilities without affecting or being affected by the level of participation of the other Business. With these changes, any realized investment gain or loss are recorded by the respective Business based upon their discrete ownership of investments in their facility. Beginning in the third quarter of 2007, pending the implementation of these changes, the commingled facility was managed so that the proportionate interests of the Financial Services Businesses and Closed Block Business in the entire facility were maintained at approximately the same proportions held as of June 30, 2007 (approximately 49% and 51%, respectively).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2008, compared with December 31, 2007, and its consolidated results of operations for the three and nine months ended September 30, 2008 and 2007. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A and the audited Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Current Report on Form 8-K dated May 16, 2008, as well as the “Risk Factors” section, the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The impact of these events and other items, include the following:

•

For the three months ended September 30, 2008, our Financial Services Businesses had a net loss of $108 million and the Closed Block Business had a net loss of $58 million, as unfavorable financial market conditions had a substantial negative effect on reported results of our domestic businesses and market values in our investment portfolio.

•

In light of recent market volatility and extraordinary events and developments affecting financial markets generally, including market conditions for issuance of certain capital instruments such as hybrid securities, we suspended all purchases of our Common Stock under our existing share repurchase program effective October 10, 2008.

•

Net unrealized gains (losses) on general account fixed maturity investments of the Financial Services Businesses were an unrealized loss of $3.522 billion as of September 30, 2008, compared to an unrealized gain of $1.332 billion as of December 31, 2007. Gross unrealized gains declined from $3.302 billion as of December 31, 2007 to $2.328 billion as of September 30, 2008 and gross unrealized losses increased from $1.970 billion to $5.850 billion for the same periods. The increase in gross unrealized losses was primarily due to credit spread increases in the credit markets and liquidity concerns. Net unrealized gains (losses) on general account fixed maturity investments of the Closed Block Business were an unrealized loss of $2.585 billion as of September 30, 2008, compared to an unrealized gain of $682 million as of December 31, 2007.

•

As discussed within “—Liquidity and Capital Resources,” as of September 30, 2008, we had significant cash, cash equivalents and short-term investments on our balance sheet, including $3.8 billion at Prudential Financial, the parent holding company; however, adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings.

•

As discussed within “—Liquidity and Capital Resources,” as of September 30, 2008, we estimate that the total adjusted operating capital of our domestic life insurance subsidiaries met the Risk Based Capital levels required to meet their ratings objectives. However, subsequent to September 30, 2008 market conditions have negatively impacted the level of capital in our domestic life insurance subsidiaries and absent a recovery in markets we will need to take capital management actions to maintain capital consistent with these ratings objectives, which may include redeployment of financial resources from internal sources or, if markets continue to decline, require external sources of capital. Certain of these capital management activities may require regulatory approval.

•

During the quarter ended September 30, 2008, we continued to have positive net flows in our domestic annuity, retirement and asset management businesses, as well as sales growth in our Individual Life, Group Insurance and International Insurance segments.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and nine months ended September 30, 2008 and 2007 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life	$238	$251	$437	$493
Individual Annuities	(307)	205	(38)	551
Group Insurance	101	100	271	220
Asset Management	(8)	161	301	503
Financial Advisory	(217)	85	(150)	254
Retirement	133	65	398	351
International Insurance	460	423	1,326	1,245
International Investments	37	114	89	219
Corporate and Other	(21)	(12)	(61)	(11)
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(564)	(178)	(1,756)	10
Charges related to realized investment gains (losses), net	17	(2)	45	(15)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(534)	36	(919)	10
Change in experience-rated contractholder liabilities due to asset value changes	388	(6)	682	4
Divested businesses	(3)	(27)	(128)	19
Equity in earnings of operating joint ventures	208	(103)	108	(323)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(72)	1,112	605	3,530
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	(113)	8	(101)	160

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(185)	$1,120	$504	$3,690

Results for the three and nine months ended September 30, 2008 presented above reflect the following:

•

Individual Life segment results for the third quarter of 2008 and the first nine months of 2008 declined from the same periods in the prior year primarily due to a net increase in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, due to unfavorable equity market performance, partially offset by improved mortality experience, net of reinsurance. Adjusted operating income in both the current year and prior year periods benefited from the annual reviews of the estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, which benefited the current year period $79 million and the prior year period $78 million.

•

Individual Annuities segment results for the third quarter and first nine months of 2008 declined in comparison to the corresponding prior year periods, reflecting the impact of our annual reviews of the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and the estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. Results for the third quarter and first nine months of 2008 included $380 million of charges from the annual reviews, largely reflecting the impact of current market conditions, compared to $30 million of benefits in the third quarter and first nine months of 2007. Also contributing to the decline was an unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features.

•

Group Insurance segment results were relatively unchanged in the third quarter of 2008 as the benefit of growth and more favorable claims experience in our group disability business was mostly offset by lower investment yields. Group Insurance segment results for the first nine months of 2008 improved reflecting growth in our group disability business, as well as higher earnings in our group life business from more favorable claims experience and the benefit from a premium adjustment for updated data on a large case.

•

Asset Management segment results declined in both the third quarter and first nine months of 2008 largely attributable to unfavorable results from the segment’s proprietary investing business primarily related to investment results in fixed income and equity investments, as well as a decrease in performance based incentive fees, primarily related to institutional real estate funds. These items were partially offset by higher asset management fees.

•

Financial Advisory segment results for the third quarter of 2008 and the first nine months of 2008 decreased in comparison to the corresponding prior year periods, as the current year periods include losses from our share of the retail brokerage joint venture with Wachovia. These results include a charge of $235 million related to our share of Wachovia’s global settlement concerning the underwriting, sale and subsequent auction of certain auction rate securities. In addition, results in the third quarter and first nine months of 2008 include transition costs of $37 million and $130 million, respectively, associated with the January 1, 2008 combination of the A.G. Edwards business with Wachovia Securities. Our reported share of earnings and transition costs for the first nine months of 2008 are based on our estimate of our diluted ownership percentage subsequent to this combination.

•

Retirement segment results for the third quarter and first nine months of 2008 increased in comparison to the corresponding prior year periods. The third quarter and first nine months of 2007 include an $81 million charge for payments made to plan clients related to a legal action filed against an unaffiliated asset manager. Results for both periods include the impact of our annual reviews and other cumulative adjustments relating to the amortization of deferred policy acquisition costs and valuation of business acquired. Absent the impact of these items, results for the third quarter and first nine months of 2008 decreased in comparison to the corresponding prior year periods, primarily reflecting higher general and administrative expenses, driven by expenses incurred to expand our full service product and service capabilities, and a decrease in asset management fees, driven by a decrease in average full service fee-based retirement account values, primarily resulting from equity market depreciation.

•

The International Insurance segment is comprised of its Life Planner and Gibraltar Life operations. Results from the segment’s Life Planner operations improved for both the third quarter and first nine months of 2008 primarily reflecting continued growth of our Japanese Life Planner operations and, to a lesser extent, improved investment income margins. Results from the segment’s Gibraltar Life operation benefited in both the third quarter and first nine months of 2008 from improved investment income margins which benefited from various investment portfolio strategies, and the continued growth of our U.S. dollar denominated annuity product.

•

International Investments segment results declined in both the third quarter and first nine months of 2008 due to the benefit of certain one-time items recognized in the prior year, as well as lower earnings in the current year in the segment’s Korean asset management operation.

•

Corporate and Other results for the third quarter of 2008 and the first nine months of 2008 declined from the same periods in the prior year primarily due to losses in our real estate and relocation services business.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the third quarter and first nine months of 2008 amounted to $(564) million and $(1,756) million, respectively. Results for the third quarter and first nine months of 2008 relate primarily to other-than-temporary impairments of fixed maturity and equity securities of $(404) million and $(1,387) million, respectively.

•

Income (loss) from continuing operations before income taxes in the Closed Block Business decreased $121 million in the third quarter of 2008 compared to the third quarter of 2007, primarily reflecting a decrease in net investment income and an increase in dividends paid and accrued to policyholders, which was partially offset by the resulting decrease in the cumulative earnings policyholder dividend obligation expense. Income (loss) from continuing operations before income taxes in the Closed Block Business decreased $261 million for the first nine months of 2008 compared to the first nine months of 2007, reflecting a decrease in net realized investment gains and net investment income, partially offset by the resulting decrease in the cumulative earnings policyholder dividend obligation expense.

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

For an updated discussion of the application of estimates and assumptions around the valuation of investments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities.” For an updated discussion of the application of estimates and assumptions around the recognition of other-than-temporary impairments, see “Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” and “Realized Investment Gains and Losses and General Account Investments—General Account Investments—Equity Securities—Other-than-Temporary Impairments of Equity Securities.”

A discussion of each of the remaining critical accounting estimates may be found in our Current Report on Form 8-K dated May 16, 2008, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Financial Services Businesses by segment:
Individual Life	$80	$217	$209	$451
Individual Annuities	(363)	179	(167)	517
Group Insurance	55	67	22	199

Total Insurance Division	(228)	463	64	1,167

Asset Management	(4)	170	307	510
Financial Advisory	(2)	(12)	(21)	(47)
Retirement	(249)	18	(514)	224

Total Investment Division	(255)	176	(228)	687

International Insurance	386	569	878	1,546
International Investments	29	106	69	193

Total International Insurance and Investments Division	415	675	947	1,739

Corporate and Other	(4)	(202)	(178)	(63)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(72)	1,112	605	3,530
Income tax expense (benefit)	(88)	315	2	1,014

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	16	797	603	2,516
Equity in earnings of operating joint ventures, net of taxes	(129)	67	(62)	200

Income (loss) from continuing operations for Financial Services Businesses	(113)	864	541	2,716
Income (loss) from discontinued operations, net of taxes	5	(4)	3	4

Net income (loss)—Financial Services Businesses	$(108)	$860	$544	$2,720

Basic income (loss) from continuing operations per share—Common Stock	$(0.24)	$1.92	$1.33	$5.96
Diluted income (loss) from continuing operations per share—Common Stock	$(0.24)	$1.89	$1.32	$5.85
Basic net income (loss) per share—Common Stock	$(0.23)	$1.91	$1.32	$5.97
Diluted net income (loss) per share—Common Stock	$(0.23)	$1.88	$1.32	$5.86

Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$(113)	$8	$(101)	$160
Income tax expense (benefit)	(55)	1	(50)	49

Income (loss) from continuing operations for Closed Block Business	(58)	7	(51)	111
Income from discontinued operations, net of taxes	—	—	—	2

Net income (loss)—Closed Block Business	$(58)	$7	$(51)	$113

Basic and diluted income (loss) from continuing operations per share–Class B Stock	$(34.00)	$(3.00)	$(43.50)	$34.50
Basic and diluted net income (loss) per share—Class B Stock	$(34.00)	$(3.00)	$(43.50)	$35.50

Consolidated:

Net income (loss)	$(166)	$867	$493	$2,833

Results of Operations—Financial Services Businesses

2008 to 2007 Three Month Comparison. Income (loss) from continuing operations attributable to the Financial Services Businesses decreased $977 million, from income of $864 million in the third quarter of 2007 to a loss of $113 million in the third quarter of 2008. The decrease reflects the impact of unfavorable market conditions on the results of our segments and investment portfolio. Results for the third quarter of 2008 include net investment losses within both our general account and proprietary investments. In addition, results for the third quarter of 2008 include reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and increased amortization of deferred policy acquisition and other costs reflecting an update of actuarial assumptions based on an annual review, including the impact of markets. Results for the third quarter of 2008 also include the company’s share of results of the retail securities brokerage joint venture with Wachovia, including costs associated with a settlement relating to auction rate securities. On a diluted per share basis, income (loss) from continuing operations attributable to the Financial Services Businesses for the three months ended September 30, 2008 of $(0.24) per share of Common Stock decreased from $1.89 per share of Common Stock for the three months ended September 30, 2007. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $10 million for the three months ended September 30, 2008, compared to $13 million for the three months ended September 30, 2007. The direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2008 to 2007 Nine Month Comparison. Income from continuing operations attributable to the Financial Services Businesses decreased $2.175 billion, from $2.716 billion for the first nine months of 2007 to $541 million for the first nine months of 2008. The decrease reflects the impact of unfavorable market conditions on the results of our segments and investment portfolio. Results for the first nine months of 2008 include net investment losses on our general account investments and lower proprietary investing results. In addition, results for the first nine months of 2008 include reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and increased amortization of deferred policy acquisition and other costs reflecting an update of actuarial assumptions based on an annual review, including the impact of markets. Results for the first nine months of 2008 also include the company’s share of results of the retail securities brokerage joint venture with Wachovia, including costs associated with a settlement relating to auction rate securities. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the nine months ended September 30, 2008 of $1.32 per share of Common Stock decreased from $5.85 per share of Common Stock for the nine months ended September 30, 2007. This decrease reflects the decline in earnings discussed above, partially offset by the benefit of a lower number of shares of Common Stock outstanding due to share repurchases.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $36 million for the nine months ended September 30, 2008, compared to $42 million for the nine months ended September 30, 2007.

Results of Operations—Closed Block Business

2008 to 2007 Three Month Comparison. Income (loss) from continuing operations attributable to the Closed Block Business for the three months ended September 30, 2008, was a loss of $58 million, or $(34.00) per share of Class B Stock, compared to income of $7 million, or $(3.00) per share of Class B Stock, for the three months ended September 30, 2007. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $10 million for the three months ended September 30, 2008, compared to $13 million for the three months ended September 30, 2007. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2008 to 2007 Nine Month Comparison. Income (loss) from continuing operations attributable to the Closed Block Business for the nine months ended September 30, 2008, was a loss of $51 million, or $(43.50) per share of Class B Stock, compared to income of $111 million, or $34.50 per share of Class B Stock, for the nine months ended September 30, 2007. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $42 million for the nine months ended September 30, 2008, compared to $36 million for the nine months ended September 30, 2007. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

For the three months ended September 30, 2008 and 2007, we recorded losses of $132 million and $103 million, respectively, and for the nine months ended September 30, 2008 and 2007, recorded losses of $318 million and $92 million, respectively, within “Realized investment gains (losses), net” related to the change in value on the embedded derivatives associated with these investments, which are excluded from adjusted operating income under the amended definition. Adjusted operating income under the former definition included losses of $72 million and $69 million, respectively, for the three and nine months ended September 30, 2007.

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in our Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had pre-tax losses of $6 million and $129 million for the three and nine months ended September 30, 2008, respectively, and pre-tax losses of $42 million and $10 million for the three and nine months ended September 30, 2007, respectively. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of the Asset Management segment.

Adjusted operating income excludes “Realized investment gains (losses), net,” except as indicated below, and related charges and adjustments. A significant element of realized investment gains and losses are impairments and credit-related and interest rate-related gains and losses from sales of securities. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to our discretion and influenced by market opportunities, as well as our tax profile. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately accrue to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 9 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

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

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$682	$672	$2,038	$1,932
Benefits and expenses	444	421	1,601	1,439

Adjusted operating income	238	251	437	493
Realized investment gains (losses), net, and related adjustments(1)	(158)	(34)	(228)	(42)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$80	$217	$209	$451

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $13 million, from $251 million in the third quarter of 2007 to $238 million in the third quarter of 2008. Adjusted operating income for the third quarter of 2008 includes a $79 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review, primarily reflecting improved future mortality expectations, compared to a similar benefit for $78 million from the annual review in the third quarter of 2007. Third quarter 2008 results also include a $53 million benefit from compensation received based on multi-year profitability of third-party products we distribute, while results for the year-ago quarter include a similar benefit amounting to $57 million. Absent the effect of these items, adjusted operating income for the third quarter of 2008 decreased $10 million from the year-ago quarter. On this basis, the decrease in adjusted operating income primarily reflects a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, primarily reflecting the impact of unfavorable equity markets on both separate account fund performance and variable product policy persistency. These items were partially offset by more favorable mortality experience, net of reinsurance, compared to the third quarter of the prior year. The net increase in the amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves reflects the impact of actual market performance on both actual profits and estimated future gross profits, used as the basis for amortizing deferred policy acquisition costs.

2008 to 2007 Nine Month Comparison. Adjusted operating income decreased $56 million, from $493 million in the first nine months of 2007 to $437 million in the first nine months of 2008. Adjusted operating income for the first nine months of 2008 includes a $79 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs while adjusted operating income for the first nine months of 2007 included a similar benefit for $78 million, based on an annual review, as discussed above. Results for the first nine months of 2008 also include a $53 million benefit from compensation received based on multi-year profitability of third-party products we distribute, while the first nine months of 2007 included a $57 million benefit for this item, as discussed above. Absent the effect of these items, adjusted operating income for the first nine months of 2008 decreased $53 million from the prior year period. On this basis, the decrease in adjusted operating income primarily reflects a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves as well as lower asset based fees, primarily reflecting the impact of unfavorable equity markets on both separate account fund performance and variable product policy persistency. These decreases were partially offset by improved mortality experience, net of reinsurance, compared to the prior year.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $10 million, from $672 million in the third quarter of 2007 to $682 million in the third quarter of 2008. Premiums increased $18 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $26 million, reflecting higher asset balances primarily from the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits. Partially offsetting these increases was a decrease in policy charges and fee income of $17 million, including $36 million due to the effects of updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews, as discussed above. Absent this item, policy charges and fee income increased $19 million primarily reflecting the increase in amortization of unearned revenue reserves, discussed above. Lower asset based fees due to lower separate account asset balances reflecting market value changes partially offset the foregoing items.

2008 to 2007 Nine Month Comparison. Revenues increased by $106 million, from $1.932 billion in the first nine months of 2007 to $2.038 billion in the first nine months of 2008. Premiums increased $62 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $72 million, reflecting higher asset balances primarily from the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits. Policy charges and fee income increased $5 million, including a $36 million decrease due to the effects of updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews, as discussed above. Absent this item, policy charges and fee income increased $41 million primarily reflecting the increase in amortization of unearned revenue reserves, discussed above. These items were partially offset by lower asset based fees due to lower separate account asset balances reflecting market value changes.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $23 million, from $421 million in the third quarter of 2007 to $444 million in the third quarter of 2008. Absent the impacts of the annual reviews conducted in the third quarter of both periods, as discussed above, benefits and expenses increased $60 million, from $544 million in the third quarter of 2007 to $604 million in the third quarter of 2008. On this basis, amortization of deferred policy acquisition costs increased $45 million, primarily reflecting the impact of unfavorable equity markets on both separate account fund performance and variable product policy persistency. Also on this basis, policyholders’ benefits, including interest credited to policyholders’ account balances were essentially unchanged from the prior year quarter. An increase in policyholder reserves driven by growth in our in force block of term insurance, as well as an increase in interest credited to policyholders due to growth in universal life account balances due to increased policyholder deposits, were offset by more favorable mortality experience compared to the prior year resulting from lower death claims. Interest expense increased $10 million, primarily reflecting interest on increased borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies.

2008 to 2007 Nine Month Comparison. Benefits and expenses increased $162 million, from $1.439 billion in the first nine months of 2007 to $1.601 billion in the first nine months of 2008. Absent the impacts of the annual reviews conducted in the third quarter of both periods, as discussed above, benefits and expenses increased $199 million, from $1.562 billion in the first nine months of 2007 to $1.761 billion in the first nine months of 2008. On this basis, amortization of deferred policy acquisition costs increased $97 million, primarily reflecting the impact of unfavorable equity markets on both separate account fund performance and variable product policy persistency. Also on this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $50 million, reflecting higher policyholder reserves from growth in our in force block of term insurance and an increase in interest credited to policyholders due to growth in universal life account balances due to increased policyholder deposits. Interest expense increased $36 million, primarily reflecting interest on increased borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$12	$19	$52	$86
Universal life	52	40	147	129
Term life	53	54	156	157

Total excluding corporate-owned life insurance	117	113	355	372
Corporate-owned life insurance	—	1	1	9

Total	$117	$114	$356	$381

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Life insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$35	$44	$113	$128
Third party	82	69	242	244

Total	$117	$113	$355	$372

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.

2008 to 2007 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $4 million, from $113 million in the third quarter of 2007 to $117 million in the third quarter of 2008, primarily due to higher sales of universal life products from the third party distribution channel, as the current quarter includes a greater benefit from large case sales. The increase in universal life sales was partially offset by a decrease in sales of variable life and term life products by Prudential Agents. Sales by Prudential Agents were $9 million lower than the prior year quarter, reflecting a product shift towards annuity sales. The number of Prudential Agents decreased from 2,552 at September 30, 2007 to 2,482 at September 30, 2008.

2008 to 2007 Nine Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, decreased $17 million, from $372 million in the first nine months of 2007 to $355 million in the first nine months of 2008, primarily due to lower sales of variable life products from Prudential Agents and third party distribution channels, as the prior year period included a greater benefit from large case sales which have uneven sales patterns. The decrease in variable life sales was partially offset by higher sales of universal life products from the third party distribution channel. Sales by Prudential Agents were $15 million lower than the prior year period, reflecting a product shift towards annuity sales. The number of Prudential Agents decreased from 2,552 at September 30, 2007 to 2,482 at September 30, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)
Cash value of surrenders	$188	$223	$562	$565

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.5%	3.8%	3.4%	3.3%

2008 to 2007 Three Month Comparison. The total cash value of surrenders decreased $35 million, from $223 million in the third quarter of 2007 to $188 million in the third quarter of 2008, reflecting a greater volume of variable product surrenders in the third quarter of 2007. Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 3.8% in the third quarter of 2007 to 3.5% in the third quarter of 2008.

2008 to 2007 Nine Month Comparison. The total cash value of surrenders decreased $3 million, from $565 million in the first nine months of 2007 to $562 million in the first nine months of 2008, reflecting a lower volume of variable product surrenders in the first nine months of 2008 compared to the first nine months of 2007. Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances was relatively unchanged, from 3.3% in the first nine months of 2007 to 3.4% in the first nine months of 2008.

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$528	$633	$1,723	$1,869
Benefits and expenses	835	428	1,761	1,318

Adjusted operating income	(307)	205	(38)	551
Realized investment gains (losses), net, and related adjustments(1)	(75)	(33)	(180)	(40)
Related charges(1)(2)	19	7	51	6

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(363)	$179	$(167)	$517

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $512 million, from $205 million in the third quarter of 2007 to a loss of $307 million in the third quarter of 2008. Results for both periods include the impact of the annual reviews of the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. Adjusted operating income for the third quarter of 2008 included $380 million of charges from these annual reviews, including $265 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and $115 million relating to increased amortization of deferred policy acquisition and other costs. The charge relating to increased amortization of deferred policy acquisition and other costs primarily reflects the impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products. The reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products also reflects this impact, as well as increased cost of expected income and death benefit claims due to lower expected lapse rates for policies where the current policyholder account value is below the guaranteed minimum death benefit. Adjusted operating income for the third quarter of 2007 included $30 million of benefits from the annual reviews, reflecting market value increases in the underlying assets associated with our variable annuity products, and decreased cost of actual and expected death claims, partially offset by the impact of model refinements and higher expected lapse rates for the variable annuity business acquired from The Allstate Corporation (“Allstate”).

Absent the effect of the annual reviews discussed above, adjusted operating income for the third quarter of 2008 decreased $102 million from the third quarter of 2007. Contributing to this decrease is a $109 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The unfavorable variance reflects a charge of $94 million in the third quarter of 2008 compared to a benefit of $15 million in the third quarter of 2007, and was largely due to unfavorable basis risk, reflecting the underperformance of the underlying separate account funds relative to the performance we expected and utilized as a basis for developing our hedging strategy, driven by financial market conditions in the third quarter of 2008. The charge in the third quarter of 2008 includes a $66 million benefit for an update of the assumptions used in the valuation of the embedded derivatives, primarily relating to an update of implied volatility ratios to better match the actual equity indices referenced. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions at the end of the period. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.”

Also contributing to the decrease in adjusted operating income in the third quarter of 2008 was a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to our general account, partially offset by consistent positive net asset flows since the third quarter of 2007. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $5 billion of investments in the third quarter of 2008, out of the separate accounts and into our general account due to equity market declines. Higher average annuity account values invested in our general account resulting from these transfers also lead to improved investment results. Also serving as a partial offset to the decrease in adjusted operating income in the third quarter of 2008 was a decrease in the amortization of deferred policy acquisition costs and other costs, absent the effect of the annual reviews discussed above. The decrease primarily reflects the impact on gross profits of the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and the decrease in fee income, partially offset by the quarterly adjustments for current period experience.

The quarterly adjustments for current period experience referred to above reflects the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The third quarter of 2008 reflects charges of $38 million relating to these quarterly adjustments, due to less favorable than expected experience, while the third quarter of 2007 reflects benefits of $15 million due to better than expected experience. Total estimated gross profits, including actual experience and estimates for future periods, are used as the basis for amortizing deferred policy acquisition and other costs. In addition, total estimated revenues and guaranteed benefit claims, which are components of total gross profits, are used for establishing the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ costs, referred to as an adjustment for current period experience, may be required. The adjustment for deferred policy acquisition and other costs in the third quarter of 2008 resulted from less favorable than expected gross profits, due primarily to lower than expected fee income and the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. In addition to these drivers, the adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the third quarter of 2008 also reflected higher actual contract guarantee claims costs in the third quarter of 2008, primarily driven by financial market conditions.

Further or continued deterioration of financial market conditions could result in additional market depreciation within our separate account assets and corresponding decreases in our fee income, which could lead to an impairment of some or all of the goodwill associated with our individual annuities business in future periods. As of September 30, 2008 the carrying value of this goodwill was $97 million. Further or continued market declines could also result in additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. In light of recent market conditions, adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions will no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits will be updated for these items each quarter. We will continue to derive future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and adjust future projected returns so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return assumption, as was the case for certain groups of contracts in our annual review in the third quarter of 2008, we use the maximum future rate of return. Given that the estimates of future gross profits for certain of our variable annuity contracts are already based upon our maximum future rate of return assumption, all else being equal, further market movements could have a greater impact on the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, in comparison to prior periods.

2008 to 2007 Nine Month Comparison. Adjusted operating income decreased $589 million, from $551 million in the first nine months of 2007 to a loss of $38 million in the first nine months of 2008. Adjusted operating income for the first nine months of 2008 included $380 million of charges and the first nine months of 2007 included $30 million of benefits from the annual reviews discussed above. Absent the effect of these annual reviews, adjusted operating income for the first nine months of 2008 decreased $179 million from the first nine months of 2007. Contributing to this decrease is a $182 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The unfavorable variance reflects a charge of $140 million in the first nine months of 2008 compared to a benefit of $42 million in the first nine months of 2007, and was largely due to unfavorable basis risk, reflecting the underperformance of the underlying separate account funds relative to the performance we expected and utilized as a basis for developing our hedging strategy, driven by financial market conditions in the first nine months of 2008. The charge in the first nine months of 2008 includes a $66 million benefit for an update of the assumptions used in the valuation of the embedded derivatives, primarily relating to an update of implied volatility ratios to better match the actual equity indices referenced.

Also contributing to the decrease in adjusted operating income in the first nine months of 2008 is a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to our general account, partially offset by consistent positive net asset flows since September 30, 2007. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $9 billion of investments in the first nine months of 2008 out of the separate accounts and into our general account due to equity market declines. Higher average annuity account values invested in our general account resulting from these transfers, also lead to improved investment results. Also serving as a partial offset to the decrease in adjusted operating income in the third quarter of 2008 was a decrease in the amortization of deferred policy acquisition costs and other costs, absent the effect of the annual reviews discussed above. The decrease primarily reflects the impact on gross profits of the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and the decrease in fee income, partially offset by the quarterly adjustments for current period experience.

The quarterly adjustments for current period experience referred to above reflects the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The first nine months of 2008 reflects charges of $47 million relating to these quarterly adjustments, due to less favorable than expected experience, while the first nine months of 2007 reflects benefits of $37 million due to better than expected experience. Less favorable than expected gross profits in the current period were primarily due to lower than expected fee income, the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, and higher actual contract guarantee claims costs in the first nine months of 2008, primarily driven by financial market conditions.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $105 million, from $633 million in the third quarter of 2007 to $528 million in the third quarter of 2008. Policy charges and fees and asset management fees and other income decreased $166 million, including a $109 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above. Also contributing to the decrease in policy charges and fees and asset management fees and other income is a decrease in fee income driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and transfers of balances to our general account, partially offset by consistent positive net asset flows since the third quarter of 2007. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred investments out of the separate accounts and into our general account due to equity market declines. Partially offsetting this decrease, net investment income increased $56 million reflecting higher average annuity account values invested in our general account, also resulting from these transfers.

2008 to 2007 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $146 million, from $1.869 billion in the first nine months of 2007 to $1.723 billion in the first nine months of 2008. Policy charges and fees and asset management fees and other income decreased $235 million, including a $182 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above. Also contributing to the decrease in policy charges and fees and asset management fees and other income is a decrease in fee income driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features, as discussed above. Partially offsetting this decrease, net investment income increased $92 million reflecting higher average annuity account values invested in our general account, also resulting from these transfers.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $407 million, from $428 million in the third quarter of 2007 to $835 million in the third quarter of 2008. Absent the impact of the annual reviews discussed above, which account for $410 million of increases, benefits and expenses decreased $3 million reflecting a decrease in the amortization of deferred policy acquisition and other costs, partially offset by an increase in interest credited to policyholders’ account balances and policyholders’ benefits. The decrease in amortization of deferred policy acquisition and other costs on this basis primarily reflects the impact on gross profits of the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and the decrease in fee income, partially offset by the quarterly adjustment for current period experience discussed above. Also on this basis, interest credited to policyholders’ account balances increased $29 million reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, as discussed above. Policyholders’ benefits, including changes in reserves, increased $24 million on this basis, primarily reflecting the impact of the quarterly adjustment for current period experience discussed above.

2008 to 2007 Nine Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $443 million, from $1.318 billion in the first nine months of 2007 to $1.761 billion in the first nine months of 2008. Absent the impact of the annual reviews discussed above, which account for $410 million of the increase, benefits and expenses increased $33 million. On this basis, interest credited to policyholders’ account balances increased $61 million reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, as discussed above. Also on this basis, policyholders’ benefits, including changes in reserves, increased $35 million primarily reflecting the impact of the quarterly adjustments for current period experience discussed above. Partially offsetting these increases was a decrease in the amortization of deferred policy acquisition and other costs, absent the effect of the annual reviews discussed above, primarily reflecting the impact on gross profits of the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with of our living benefit features and the decrease in fee income, partially offset by the quarterly adjustments for current period experience discussed above.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Variable Annuities(1):
Beginning total account value	$74,707	$78,968	$80,330	$74,555
Sales	2,507	2,825	8,076	8,637
Surrenders and withdrawals	(1,988)	(2,328)	(6,346)	(7,153)

Net sales	519	497	1,730	1,484
Benefit payments	(259)	(265)	(815)	(870)

Net flows	260	232	915	614
Change in market value, interest credited and other activity	(6,712)	2,295	(12,367)	6,941
Policy charges	(287)	(322)	(910)	(937)

Ending total account value(2)	$67,968	$81,173	$67,968	$81,173

Fixed Annuities:
Beginning total account value	$3,394	$3,608	$3,488	$3,748
Sales	33	16	74	57
Surrenders and withdrawals	(71)	(69)	(185)	(224)

Net redemptions	(38)	(53)	(111)	(167)
Benefit payments	(37)	(41)	(120)	(129)

Net flows	(75)	(94)	(231)	(296)
Interest credited and other activity	32	33	95	97
Policy charges	(2)	(1)	(3)	(3)

Ending total account value	$3,349	$3,546	$3,349	$3,546

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of September 30, 2008, variable annuity account values are invested in equity funds ($24 billion or 36%), balanced funds ($16 billion or 23%), bond funds ($9 billion or 13%), and other ($19 billion or 28%). Variable annuity account values with living benefit features were $35.1 billion and $36.0 billion as of September 30, 2008 and 2007, respectively.

2008 to 2007 Three Month Comparison. Total account values for fixed and variable annuities amounted to $71.3 billion as of September 30, 2008, a decrease of $6.8 billion from June 30, 2008. The decrease came primarily from decreases in the market value of customers’ variable annuities. Total account values for fixed and variable annuities as of September 30, 2008 decreased $13.4 billion from September 30, 2007, primarily reflecting decreases in the market value of customers’ variable annuities due to significant equity market declines, partially offset by positive variable annuity net flows. Individual variable annuity gross sales decreased by $318 million, from $2.8 billion in the third quarter of 2007 to $2.5 billion in the third quarter of 2008, due to market volatility and equity market declines. Individual variable annuity surrenders and withdrawals decreased by $340 million, from $2.3 billion in the third quarter of 2007 to $2.0 billion in the third quarter of 2008.

2008 to 2007 Nine Month Comparison. Total account values for fixed and variable annuities amounted to $71.3 billion as of September 30, 2008, a decrease of $12.5 billion from December 31, 2007. The decrease came primarily from decreases in the market value of customers’ variable annuities due to significant equity market declines. Total account values for fixed and variable annuities as of September 30, 2008 decreased $13.4 billion from September 30, 2007, primarily reflecting decreases in the market value of customers’ variable annuities due to significant equity market declines, partially offset by positive variable annuity net flows. Individual variable annuity gross sales decreased by $561 million, from $8.6 billion in the first nine months of 2007 to $8.1 billion in the first nine months of 2008, due to market volatility and equity market declines. Individual variable annuity surrenders and withdrawals decreased by $807 million, from $7.2 billion in the first nine months of 2007 to $6.3 billion in the first nine months of 2008.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$1,232	$1,203	$3,707	$3,619
Benefits and expenses	1,131	1,103	3,436	3,399

Adjusted operating income	101	100	271	220
Realized investment gains (losses), net, and related adjustments(1)	(46)	(32)	(249)	(20)
Related charges(2)	—	(1)	—	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$55	$67	$22	$199

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income was relatively unchanged, from $100 million in the third quarter of 2007 to $101 million in the third quarter of 2008. Both periods reflect the benefit from refinements in group disability reserves as a result of annual reviews. These annual reviews benefited both periods by $13 million and were primarily associated with our long-term disability products. Also impacting adjusted operating income was the benefit of growth and more favorable claims experience in our group disability business, which was mostly offset by lower investment yields.

2008 to 2007 Nine Month Comparison. Adjusted operating income increased $51 million, from $220 million in the first nine months of 2007 to $271 million in the first nine months of 2008, reflecting growth in our group disability business, as well as more favorable claims experience in our group life business. Also included in results for the first nine months of 2008 is a $20 million benefit from a premium adjustment recorded during the first quarter of 2008 for updated data on a large group life insurance case. Slightly offsetting these items was less favorable investment results during the first nine months of 2008. Both periods reflect the benefit from refinements in group disability reserves as a result of annual reviews. These annual reviews benefited both periods by $13 million and were primarily associated with our long-term disability products.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $29 million, from $1.203 billion in the third quarter of 2007 to $1.232 billion in the third quarter of 2008. Group life premiums and policy charges and fee income increased by $5 million, from $784 million in the third quarter of 2007 to $789 million in the third quarter of 2008, reflecting a relatively stable business in force. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $36 million from $223 million in the third quarter of 2007 to $259 million in the third quarter of 2008, reflecting growth in business in force resulting from new sales, which included the assumption of existing liabilities from third parties. Net investment income decreased by $8 million, from $170 million in the third quarter of 2007 to $162 million in the third quarter of 2008, primarily reflecting lower investment yields.

2008 to 2007 Nine Month Comparison. Revenues increased by $88 million, from $3.619 billion in the first nine months of 2007 to $3.707 billion in the first nine months of 2008. Group life premiums and policy charges and fee income decreased by $13 million, from $2.405 billion in the first nine months of 2007 to $2.392 billion in the first nine months of 2008, primarily reflecting lower net premiums and policy charges and fee income from experience-rated group life business resulting from the decrease in policyholder benefits on these contracts as discussed below. Also contributing to this decrease were lower premiums from non-experience-rated group life business due to reduced business in force, as the level of lapses exceeded new sales in the current year. Lapse activity remained relatively constant as group life persistency was unchanged at 94% in both periods. Offsetting these decreases is the premium adjustment for updated data on a large case as discussed above. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $114 million from $650 million in the first nine months of 2007 to $764 million in the first nine months of 2008. This increase reflects growth in business in force resulting from new sales, which included the assumption of existing liabilities from third parties during the first nine months of 2008, exceeding the level of lapses, which increased as persistency deteriorated from 89% in the first nine months of 2007 to 87% in the first nine months of 2008. The group life and group disability persistency are reflective of continuing competitive pricing in the marketplace and the pricing discipline we apply in writing business. Net investment income declined $14 million, from $500 million in the first nine months of 2007 to $486 million in the first nine months of 2008, as the benefit from growth in invested assets was more than offset by lower investment yields.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Benefits ratio(1):
Group life	88.1%	88.4%	88.2%	90.4%
Group disability	81.5	82.1	86.4	85.9
Administrative operating expense ratio(2):
Group life	9.4	9.8	8.6	9.6
Group disability	19.3	20.6	19.5	20.9

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $28 million, from $1.103 billion in the third quarter of 2007 to $1.131 billion in the third quarter of 2008. This increase is primarily due to a $30 million increase in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force in our group disability business.

The group life benefits ratio improved 0.3 percentage points from the third quarter of 2007 to the third quarter of 2008, due to more favorable mortality experience. The group disability benefits ratio improved 0.6 percentage points from the third quarter of 2007 to the third quarter of 2008, due to more favorable claims experience. The group life administrative operating expense ratio was relatively consistent from the third quarter of 2007 to the third quarter of 2008. The group disability administrative operating expense ratio improved from the third quarter of 2007 to the third quarter of 2008, reflecting growth in the business from new sales, as discussed above, that outpaced the related increase in operating expenses.

2008 to 2007 Nine Month Comparison. Benefits and expenses increased by $37 million, from $3.399 billion in the first nine months of 2007 to $3.436 billion in the first nine months of 2008. This increase is primarily due to a $39 million increase in policyholders’ benefits, including the change in policy reserves, primarily reflecting growth of business in force in our group disability business, mostly offset by more favorable claims experience in our group life businesses, which resulted in lower premiums from experience-rated group life business as discussed above.

The group life benefits ratio improved 2.2 percentage points from the first nine months of 2007 to the first nine months of 2008, due to more favorable mortality experience combined with the benefit from a premium adjustment for updated data on a large case. The group disability benefits ratio deteriorated 0.5 percentage points from the first nine months of 2007 to the first nine months of 2008, due to slightly less favorable claims experience. The group life administrative operating expense ratio improved from the first nine months of 2007 to the first nine months of 2008, as gross premiums increased, primarily from the experience-rated group life business, while operating expenses were relatively unchanged. The group disability administrative operating expense ratio improved from the first nine months of 2007 to the first nine months of 2008, reflecting growth in the business from new sales, as discussed above, that outpaced the related increase in operating expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
New annualized premiums(1):
Group life	$70	$33	$212	$162
Group disability(2)	47	21	178	139

Total	$117	$54	$390	$301

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2008 to 2007 Three Month Comparison. Total new annualized premiums increased $63 million, from $54 million in the third quarter of 2007 to $117 million in the third quarter of 2008. Group life sales increased $37 million driven primarily by several large case sales during the third quarter of 2008. Group disability sales increased $26 million during the third quarter of 2008 due to a significant large case disability sale and higher long-term care sales.

2008 to 2007 Nine Month Comparison. Total new annualized premiums increased $89 million, from $301 million in the first nine months of 2007 to $390 million in the first nine months of 2008. Group life sales increased $50 million driven primarily by increased large case sales to both new and existing customers and higher premiums related to the assumption of existing liabilities from third parties. Group disability sales increased $39 million due to increased sales of large case disability products, which reflect a benefit from the assumption of existing liabilities from third parties, and higher sales of long-term care products. Our sales are reflective of the continuing competitive pricing in the marketplace and the pricing discipline we apply in writing business.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$345	$558	$1,457	$1,693
Expenses	353	397	1,156	1,190

Adjusted operating income	(8)	161	301	503
Realized investment gains (losses), net, and related adjustments(1)	4	9	6	7

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(4)	$170	$307	$510

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, are excluded from the Asset Management segment and included in Corporate and Other operations as a divested business. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had pre-tax losses of $6 million and $129 million for the three and nine months ended September 30, 2008, respectively. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $169 million, from income of $161 million in the third quarter of 2007 to a loss of $8 million in the third quarter of 2008. The decrease in adjusted operating income is largely attributable to unfavorable results from the segment’s proprietary investing business. Results of the segment’s proprietary investing business included losses of $108 million in the third quarter of 2008, compared to income of $10 million in the third quarter of 2007, from investment results in fixed income and equity investments, as well as a decline in real estate proprietary investing. The third quarter of 2008 includes $76 million in losses attributed to an investment in a fixed income fund. Subsequent to September 30, 2008, the Asset Management business gave notice of its intention to withdraw its investment from this fixed income fund, which was $286 million at September 30, 2008, with the timing of the withdrawal and amount to be received depending on market conditions. We anticipate making further reductions in certain equity investments. Results for the third quarter of 2008 also reflect lower performance based incentive fees, primarily related to institutional real estate funds, in addition to higher expenses. These decreases were partially offset by increased asset management fees primarily from institutional customer assets as a result of net asset flows.

2008 to 2007 Nine Month Comparison. Adjusted operating income decreased $202 million, from $503 million in the first nine months of 2007 to $301 million in the first nine months of 2008. The decrease in adjusted operating income is largely attributable to unfavorable results from the segment’s proprietary investing business. Results of the segment’s proprietary investing business included losses of $84 million in the first nine months of 2008, compared to income of $60 million in the first nine months of 2007, from investment results in fixed income and equity investments. The segment’s results for the first nine months of 2008 also included a decrease in performance based incentive fees, primarily related to our real estate investment management activities, and higher compensation costs. Results benefited from an increase in asset management fees of $60 million, primarily from institutional customer assets as a result of increased asset values due to net asset flows, in addition to higher income related to securities lending activities in the first nine months of 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Revenues by type:
Asset management fees	$289	$265	$858	$798
Incentive, transaction, principal investing and capital markets revenues	(49)	133	191	423
Service, distribution and other revenues(1)	105	160	408	472

Total revenues	$345	$558	$1,457	$1,693

(1)	Includes revenues under a contractual arrangement with Wachovia Securities, to provide essentially a fixed fee for managed account services. This arrangement expired with respect to most services provided as of July 1, 2008. Revenues in the three and nine months ended September 30, 2008 included $3 million and $18 million, respectively, for those managed account services. Also includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $14 million and $13 million in the three months ended September 30, 2008 and 2007, respectively, and $42 million and $38 million in the nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Asset management fees by source:
Institutional customers	$138	$118	$407	$358
Retail customers(1)	83	87	249	258
General account	68	60	202	182

Total asset management fees	$289	$265	$858	$798

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

	September 30, 2008	September 30, 2007
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$170.9	$170.1
Retail customers(2)	75.4	88.5
General account	175.2	171.6

Total	$421.5	$430.2

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $213 million, from $558 million in the third quarter of 2007 to $345 million in the third quarter of 2008. Incentive, transaction, principal investing and capital markets revenues decreased $182 million, primarily reflecting losses from the segment’s proprietary investing business driven by investment results in fixed income and equity investments, as well as lower incentive based fees primarily related to institutional real estate funds. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of September 30, 2008, $145 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $130 million as of December 31, 2007. Service, distribution and other revenues decreased $55 million, including a reduction in service fee revenue, with a corresponding decrease in expense, as a result of a change in the service fee arrangement whereby Wachovia Securities is now paying investment managers directly. Also, revenues in certain consolidated real estate funds declined, which were fully offset by lower expenses related to minority interest in these funds. Asset management fees increased $25 million, primarily from the management of institutional customer assets as a result of net asset flows.

2008 to 2007 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $236 million, from $1.693 billion in the first nine months of 2007 to $1.457 billion in the first nine months of 2008. Incentive, transaction, principal investing and capital markets revenues decreased $232 million primarily reflecting a decline in revenues from the segment’s proprietary investing business driven by investment results in fixed income and equity investments, as well as lower incentive based fees from real estate related investments. Service, distribution and other revenues decreased $64 million including a reduction in service fee revenue, with a corresponding decrease in expense, as a result of a change in the service fee arrangement whereby Wachovia Securities is now paying investment managers directly. Also, revenues in certain consolidated real estate funds declined, which were fully offset by lower expenses related to minority interest in these funds. These items were partially offset by higher revenues related to securities lending activities. Asset management fees increased $60 million, primarily from the management of institutional customer assets as a result of increased asset values due to net asset flows.

Expenses

2008 to 2007 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $44 million, from $397 million in the third quarter of 2007 to $353 million in the third quarter of 2008, driven by lower expenses related to the decline in service fee revenue, incentive based fees, and revenues associated with certain real estate funds, as discussed above. These items are partially offset by higher compensation costs primarily reflecting increased headcount, as well as higher non-compensation costs.

2008 to 2007 Nine Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $34 million, from $1.190 billion in the first nine months of 2007 to $1.156 billion in the first nine months of 2008, driven by lower expenses related to the decline in service fee revenue, incentive based fees, and revenues associated with certain real estate funds, as discussed above. These increases are partially offset by higher compensation costs and interest expense related to proprietary investing activities.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$(214)	$98	$(127)	$303
Expenses	3	13	23	49

Adjusted operating income	(217)	85	(150)	254
Equity in earnings of operating joint ventures(1)	215	(97)	129	(301)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(2)	$(12)	$(21)	$(47)

(1)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture currently headquartered in St. Louis, Missouri. As of December 31, 2007, we had a 38% ownership interest in the joint venture with Wachovia owning the remaining 62%. The transaction included certain assets and liabilities of our securities brokerage operations; however, we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We have agreed with Wachovia to indemnify each other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of our respective contributed businesses prior to March 31, 2004.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities. As discussed in Note 11 to the Unaudited Interim Consolidated Financial Statements, we have elected the “lookback” option under the terms of the agreements relating to the joint venture. The “lookback” option permits us to delay for a period of two years ending on January 1, 2010, our decision on whether or not to make payments to avoid or limit dilution of our ownership interest in the joint venture. During this “lookback” period, our share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on our diluted ownership level, which is in the process of being determined. Any payments at the end of the “lookback” period to restore all or part of our ownership interest in the joint venture will be based on the appraised or agreed value of the joint venture excluding the A.G. Edwards business as well as the A.G. Edwards business. In such event, we may also need to make a true-up payment of one-time costs incurred during the “lookback” period associated with the combination to reflect the incremental increase in our ownership interest in the joint venture. Alternatively, at the end of the “lookback” period, we may “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities.

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

We have had negotiations with Wachovia concerning possible modifications to the terms of the existing agreements relating to the joint venture. Based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, we adjusted the carrying value of our ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of that business and the dilution of our 38% ownership level and to record the value of the above described rights under the “lookback” option. As a result, effective January 1, 2008, we recognized an increase to “Additional paid-in capital” of $977 million, net of tax. Our recorded share of pre-tax losses from the joint venture of $129 million for the nine months ended September 30, 2008, reflects our estimated diluted ownership level based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. As noted above, we have had negotiations with Wachovia concerning possible modifications to the terms of the existing agreements relating to the joint venture. Such modifications, if agreed to, as well as the establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, will result in an adjustment to the credit to equity and a true-up to the earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the nine months ended September 30, 2008 and the finally determined diluted ownership percentage. We do not anticipate any such adjustment to have a material effect on our reported results of operations.

On October 3, 2008, Wachovia and Wells Fargo & Company (“Wells Fargo”) announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wells Fargo will acquire all of Wachovia Corporation and all its businesses and obligations. Wachovia has notified the Company that Wells Fargo’s brokerage business will be contributed to the joint venture in accordance with the existing joint venture agreements.

Earnings of the joint venture included in the results of the Financial Advisory segment are subject to certain risks pertaining to the joint venture operations, including customer claims, litigation and regulatory investigations affecting Wachovia Securities’ businesses. Such customer claims, litigation and regulatory matters include matters typical for retail securities brokerage and clearing operations and matters unique to the joint venture operations. In recent months, following the failure in early 2008 of the auctions which set the rates for most auction rate securities, Wachovia Securities has become the subject of customer complaints, legal actions, including a putative class action, and investigations by securities regulators and agencies relating to Wachovia Securities’ role in the underwriting, sale and auction of auction rate securities. On August 15, 2008, Wachovia announced that it had reached an agreement in principle for a global settlement of investigations concerning the underwriting, sale and subsequent auction of certain auction rate securities by subsidiaries of Wachovia Securities and had recorded an increase to legal reserves. The Company’s recorded share of pre-tax earnings from the joint venture for the nine months ended September 30, 2008 includes $235 million, which is the Company’s share of this charge.

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $302 million, from income of $85 million in the third quarter of 2007 to a loss of $217 million in the third quarter of 2008. The segment’s results for the third quarter of 2008 include our share of earnings from Wachovia Securities, on a pre-tax basis, of a loss of $215 million, based on our estimated diluted ownership level, as discussed above, compared to income of $97 million for the third quarter of 2007. The results of Wachovia Securities for the third quarter of 2008 include a charge of $235 million related to the agreement in principle for a global settlement concerning the underwriting, sale and subsequent auction of certain auction rate securities, as discussed above, transition costs of $37 million related to the combination of the A.G. Edwards business with Wachovia Securities, and a lower level of fee and commission income, as compared to the prior year quarter. The segment’s results also include expenses of $2 million in the third quarter of 2008 related to obligations and costs we retained in connection with the contributed businesses, compared to $12 million in the third quarter of 2007, primarily for litigation and regulatory matters.

2008 to 2007 Nine Month Comparison. Adjusted operating income decreased $404 million, from income of $254 million in the first nine months of 2007 to a loss of $150 million in the first nine months of 2008. The segment’s results for the first nine months of 2008 include our share of earnings from Wachovia Securities, on a pre-tax basis, of a loss of $129 million, based on our estimated diluted ownership level, as discussed above, compared to income of $301 million for the first nine months of 2007. The results of Wachovia Securities for the first nine months of 2008 include a charge of $235 million related to the global settlement concerning the underwriting, sale and subsequent auction of certain auction rate securities, as discussed above, in addition to transition costs in the first nine months of 2008 of $130 million related to the combination of the A.G. Edwards business with Wachovia Securities. The results of Wachovia Securities for the first nine months of 2007 benefited from higher fee and commission income, including a greater contribution from equity syndication activity of the joint venture. The segment’s results also include expenses of $21 million in the first nine months of 2008 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, compared to $47 million in the first nine months of 2007.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$1,118	$1,195	$3,592	$3,508
Benefits and expenses	985	1,130	3,194	3,157

Adjusted operating income	133	65	398	351
Realized investment gains (losses), net, and related adjustments(1)	(242)	(79)	(677)	(137)
Related charges(2)	6	2	2	(2)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(410)	112	(683)	30
Change in experience-rated contractholder liabilities due to asset value changes(4)	264	(82)	446	(18)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(249)	$18	$(514)	$224

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”

On December 31, 2007 we acquired a portion of Union Bank of California, N.A.’s retirement business, including $7.3 billion in full service retirement account values, for $103 million of cash consideration. The retirement account values related to this acquisition primarily consist of mutual funds and other client assets we administer, and are not reported on our balance sheet.

During the third quarter of 2008 we entered into an agreement to acquire MullinTBG Insurance Agency Services, LLC and related entities (“MullinTBG”), a provider of executive benefit solutions and financing strategies, including nonqualified executive deferred compensation plans. The acquisition closed on October 10, 2008 and included approximately $8 billion of nonqualified full service retirement account values, which will not be reported on our balance sheet.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income for the Retirement segment increased $68 million, from $65 million in the third quarter of 2007 to $133 million in the third quarter of 2008. Included within adjusted operating income in the third quarter of 2007 is an $81 million charge reflecting payments made to plan clients related to a legal action filed against an unaffiliated asset manager, State Street Global Advisors, Inc., or SSgA. This action seeks, among other relief, restitution of certain losses experienced by plan clients attributable to certain investment funds managed by SSgA as to which we believe SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. In order to protect the interests of the affected plans and their participants while we pursue these remedies, we have made payments to affected plan clients that authorize us to proceed on their behalf. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and valuation of business acquired. Adjusted operating income for the third quarter of 2008 included a $21 million charge from the annual review, primarily reflecting a decrease in our estimate of future gross profits including a decline in our asset-based profit assumptions and an increase in our expense assumptions. Adjusted operating income for the third quarter of 2007 included a $1 million charge from the annual review. In addition, the third quarter of 2008 includes a $29 million benefit from a reduction in the amortization of valuation of business acquired due to a cumulative adjustment relating to the calculation of actual and expected gross profits.

Excluding the items discussed above, adjusted operating income decreased $22 million compared to the third quarter of 2007 reflecting lower adjusted operating income in our full service business, and, to a lesser extent, in our institutional investment products business. The decrease in adjusted operating income relating to our full service business was primarily attributable to an increase in general and administrative expenses, driven by expenses incurred to expand our product and service capabilities, and a decrease in asset management fees, driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation. Asset management fees and fee income from the acquired retirement business of Union Bank of California, N.A. were largely offset by expenses relating to the acquired business. The decrease in our institutional investment products business primarily reflects an unfavorable variance in the mark to market of equity investments required in certain of our separate account products. Investment results for this business were relatively unchanged, as lower portfolio yields, were partially offset by a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets. Also contributing to investment results was the accretion into net investment income in the third quarter of 2008 of $8 million relating to fixed maturity other-than-temporary impairments recognized in previous periods. For a further discussion of our policies regarding other-than-temporary declines in investment value, the related methodology for recording fixed maturity other-than-temporary impairments and the subsequent accretion into net investment income, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” below.

2008 to 2007 Nine Month Comparison. Adjusted operating income for the Retirement segment increased $47 million, from $351 million in the first nine months of 2007 to $398 million in the first nine months of 2008. Included within adjusted operating income in the first nine months of 2007 is an $81 million charge reflecting payments made to plan clients related to a legal action filed against an unaffiliated asset manager, as discussed above. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and valuation of business acquired. Adjusted operating income for the first nine months of 2008 and 2007 included a $21 million charge and a $1 million charge, respectively, from these annual reviews, as discussed above. In addition, the first nine months of 2008 includes a $29 million benefit from a reduction in the amortization of valuation of business acquired due to a cumulative adjustment relating to the calculation of actual and expected gross profits.

Excluding the items discussed above, adjusted operating income decreased $43 million compared to the first nine months of 2007 reflecting lower adjusted operating income in our full service business, partially offset by improved results for our institutional investment products business. The decrease relating to the full service business was primarily attributable to higher general and administrative expenses, driven by expenses incurred to expand our product and service capabilities, and a $8 million loss in the first nine months of 2008 relating to the acquired retirement business of Union Bank of California, N.A. Results from the acquired business include costs related to an interim service agreement with Union Bank of California, N.A., which covers the integration period, as well as $6 million of transition costs. In addition, asset management fees, excluding the impact of this acquisition, declined, driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation. Improved results in our institutional investment products business primarily reflect more favorable case experience related to our group annuity block of business, partially offset by an unfavorable variance in the mark to market of equity investments required in certain of our separate account products. Investment results for this business were relatively unchanged, as a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets, were offset by lower portfolio yields and negative earnings in the first nine months of 2008 relating to a single equity method investment in a fixed income fund. Also contributing to the investment results was the accretion into net investment income in the first nine months of 2008 of $12 million relating to fixed maturity other-than temporary impairments recognized in previous periods, as discussed above.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $77 million, from $1.195 billion in the third quarter of 2007 to $1.118 billion in the third quarter of 2008. Net investment income decreased $51 million, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets, lower balances of investments supported by borrowings, and an unfavorable variance in the mark to market of equity investments required in certain of our separate account products, partially offset by a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets. Also serving as a partial offset to the decline in investment results was the accretion into net investment income in the third quarter of 2008 of $9 million relating to fixed maturity other-than-temporary impairments recognized in previous periods. Premiums decreased $31 million, driven by lower life-contingent structured settlement sales, and resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Partially offsetting these decreases, policy charges and fee income and asset management fees and other income increased $5 million, including $7 million of revenues in the third quarter of 2008 associated with the acquired retirement business of Union Bank of California, N.A., as well as increased net settlements on interest rate swaps used to manage the duration of the investment portfolio. Excluding the impact of this acquisition, asset management fees declined, driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation.

2008 to 2007 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $84 million, from $3.508 billion in the first nine months of 2007 to $3.592 billion in the first nine months of 2008. Premiums increased $140 million, driven by higher single premium group annuity and life-contingent structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. In addition, policy charges and fee income and asset management fees and other income increased $20 million including $19 million of revenues associated with the acquired retirement business of Union Bank of California, N.A., as well as increased net settlements on interest rate swaps used to manage the duration of the investment portfolio. Excluding the impact of this acquisition, asset management fees declined, driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation. Partially offsetting these increases, net investment income decreased $76 million, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets, lower balances of investments supported by borrowings, an unfavorable variance in the mark to market of equity investments required in certain of our separate account products and negative earnings in the first nine months of 2008 relating to a single equity method investment in a fixed income fund. The decreases in net investment income were partially offset by a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets and the accretion into net investment income in the first nine months of 2008 of $14 million relating to fixed maturity other-than-temporary impairments recognized in previous periods.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $145 million, from $1.130 billion in the third quarter of 2007 to $985 million in the third quarter of 2008. Absent the impact of the payments made to plan clients related to a legal action filed against an unaffiliated asset manager, the annual reviews, and the cumulative adjustment discussed above, which account for $90 million of the decrease, benefits and expenses decreased $55 million. On this basis, policyholders’ benefits, including the change in policy reserves, decreased $41 million, primarily reflecting the decrease in premiums on lower life-contingent structured settlement sales discussed above. In addition, interest expense decreased $38 million primarily due to lower borrowings used to support investments and lower interest rates on these borrowings. Partially offsetting these items, general and administrative expenses, net of capitalization, and amortization of acquisition costs, increased $14 million excluding the items mentioned above, driven by expenses incurred to expand our full service product and service capabilities. Interest credited to policyholders’ account balances increased $10 million, primarily reflecting a greater base of guaranteed investment products sold in the institutional and retail markets, partially offset by lower crediting rates on floating rate guaranteed investment product liabilities due to rate resets.

2008 to 2007 Nine Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $37 million, from $3.157 billion in the first nine months of 2007 to $3.194 billion in the first nine months of 2008. Absent the impact of the payments made to plan clients related to a legal action filed against an unaffiliated asset manager, the annual reviews, and the cumulative adjustment discussed above, which account for a $90 million decrease, benefits and expenses increased $127 million. On this basis, policyholders’ benefits, including the change in policy reserves, increased $113 million primarily reflecting the increase in premiums on higher single premium group annuity and life-contingent structured settlement sales discussed above, partially offset by more favorable case experience related to a group annuity block of business and lower interest on general account reserves. In addition, interest credited to policyholders’ account balances increased $66 million, primarily reflecting a greater base of guaranteed investment products sold in the institutional and retail markets, partially offset by lower crediting rates on floating rate guaranteed investment product liabilities due to rate resets. General and administrative expenses, net of capitalization, and amortization of acquisition costs, increased $36 million excluding the items mentioned above, and included $27 million of costs in the first nine months of 2008 associated with the acquired retirement business of Union Bank of California, N.A., including costs related to an interim services agreement with Union Bank of California, N.A., which covered the integration period, as well as $6 million of transition costs. Expenses incurred to expand our full service product and service capabilities also contributed to the increase. Partially offsetting these increases was an $88 million decrease in interest expense, primarily reflecting lower borrowings used to support investments and lower interest rates on these borrowings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Full Service(1):
Beginning total account value	$106,917	$104,033	$112,192	$97,430
Deposits and sales	3,276	3,219	12,392	10,434
Withdrawals and benefits	(2,883)	(3,309)	(11,182)	(9,945)
Change in market value, interest credited and interest income(2)	(6,847)	1,658	(12,939)	7,682

Ending total account value	$100,463	$105,601	$100,463	$105,601

Net additions (withdrawals)	$393	$(90)	$1,210	$489

Institutional Investment Products(3):
Beginning total account value	$51,513	$50,926	$51,591	$50,269
Additions	1,052	545	4,468	3,675
Withdrawals and benefits(4)	(2,114)	(1,193)	(5,760)	(4,003)
Change in market value, interest credited and interest income	153	933	955	1,865
Other(4)(5)	(563)	416	(1,213)	(179)

Ending total account value	$50,041	$51,627	$50,041	$51,627

Net additions (withdrawals)	$(1,062)	$(648)	$(1,292)	$(328)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plans of $5.3 billion and $5.9 billion as of September 30, 2008 and 2007, respectively.
(2)	Change in market value, interest credited and interest income includes $511 million for the nine months ended September 30, 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plans of $5.0 billion and $5.3 billion as of September 30, 2008 and 2007, respectively.
(4)	Transfers between the Retirement and Asset Management segments, previously presented within Withdrawals and benefits, have been reclassified to Other for all periods presented.
(5)	Other includes transfers from (to) the Asset Management segment of $(20) million and $407 million for the three months ended September 30, 2008 and 2007, respectively, and $(111) million and $75 million for the nine months ended September 30, 2008 and 2007, respectively. Other also includes $(511) million for the nine months ended September 30, 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form. Remaining amounts for all periods presented primarily represents changes in asset balances for externally managed accounts.

2008 to 2007 Three Month Comparison. Account values in our full service business amounted to $100.5 billion as of September 30, 2008, a decrease of $6.5 billion from June 30, 2008. The decrease in account values was driven primarily by a decrease in the market value of customer funds due to declines in the equity markets, partially offset by net additions of $393 million. Account values in our full service business as of September 30, 2008 decreased $5.1 billion from September 30, 2007, primarily driven by a decrease in the market value of customer funds due to declines in the equity markets, partially offset by $7.3 billion of account values acquired from Union Bank of California, N.A. and net additions of $1.7 billion. Net additions (withdrawals) increased $483 million, from net withdrawals of $90 million in the third quarter of 2007 to net additions of $393 million in the third quarter of 2008, reflecting higher participant contributions and lower plan lapses, partially offset by lower new plan sales.

Account values in our institutional investment products business amounted to $50.0 billion as of September 30, 2008, a decrease of $1.5 billion from June 30, 2008, primarily reflecting net withdrawals of $1.1 billion, driven by the impact of scheduled withdrawals in our guaranteed investment products, and a decrease in the market value of customer funds. Account values in our institutional investment products business as of September 30, 2008 decreased $1.6 billion from September 30, 2007, primarily reflecting net withdrawals, partially offset by interest on general account business. Net additions (withdrawals) decreased $414 million, from net withdrawals of $648 million in the third quarter of 2007 to net withdrawals of $1.1 billion in the third quarter of 2008. This decrease primarily reflects higher withdrawals driven by scheduled withdrawals in our guaranteed investment products, partially offset by higher additions due to higher sales of guaranteed investment products in the institutional and retail markets.

2008 to 2007 Nine Month Comparison. Account values in our full service business amounted to $100.5 billion as of September 30, 2008, a decrease of $11.7 billion from December 31, 2007. The decrease in account values was driven primarily by a decrease in the market value of customer funds due to declines in the equity markets, partially offset by net additions of $1.2 billion. Account values in our full service business as of September 30, 2008 decreased $5.1 billion from September 30, 2007, primarily driven by a decrease in the market value of customer funds due to declines in the equity markets, partially offset by $7.3 billion of account values acquired from Union Bank of California, N.A. and net additions of $1.7 billion. Net additions increased $721 million, from $489 million in the first nine months of 2007 to $1.2 billion in the first nine months of 2008, reflecting higher new plan sales and participant contributions, partially offset by higher plan lapses. New plan sales in the first nine months of 2008 included six large client sales totaling $1.6 billion. Plan lapses in the first nine months of 2008 included $1.0 billion of lapses relating to account values acquired from Union Bank of California, N.A. These lapses primarily occurred during the final stages of the conversion of acquired account values to our systems platform, which was completed in the second quarter of 2008.

Account values in our institutional investment products business amounted to $50.0 billion as of September 30, 2008, a decrease of $1.6 billion from December 31, 2007, primarily reflecting net withdrawals of $1.3 billion, driven by the impact of scheduled withdrawals in our guaranteed investment products, and declines in the value of asset balances for externally managed accounts. Interest on general account business partially offset these decreases. Account values in our institutional investment products business as of September 30, 2008 decreased $1.6 million from September 30, 2007, primarily reflecting net withdrawals, partially offset by interest on general account business. Net additions (withdrawals) decreased $964 million, from net withdrawals of $328 million in the first nine months of 2007 to net withdrawals of $1.3 billion in the first nine months of 2008. This decrease primarily reflects higher withdrawals driven by scheduled withdrawals in our guaranteed investment products, partially offset by higher additions due to higher sales of guaranteed investment and structured settlement products in the institutional and retail markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$8	$20	$9	$81
International Investments	(1)	(6)	—	(11)

Total International Insurance and Investments Division	$7	$14	$9	$70

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period. The consolidated net impact of this program recorded within the Corporate and Other operations were gains of $5 million for both the three months ended September 30, 2008 and 2007, and a gain of $7 million and a loss of $5 million for the nine months ended September 30, 2008 and 2007, respectively.

The notional amount of these forward currency contracts was $3.3 billion and $2.8 billion as of September 30, 2008 and December 31, 2007, respectively, of which $2.3 billion and $1.9 billion as of September 30, 2008 and December 31, 2007, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of September 30, 2008 and December 31, 2007, the notional amount of these investments was ¥496 billion, or $4.4 billion, and ¥538 billion, or $4.8 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. For the three months ended September 30, 2008 and 2007, the weighted average yields generated by these investments were 2.3% in both periods. For the nine months ended September 30, 2008 and 2007, the weighted average yields generated by these investments were 2.3% and 2.4%, respectively.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	September 30, 2008	December 31, 2007
	(in millions)
Cross-currency coupon swap agreements	$35	$40
Foreign exchange component of interest on dual currency investments	(24)	(11)

Total	$11	$29

The table below presents as of September 30, 2008, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2008	¥0.9	¥1.6	¥2.5	91.9
2009	3.4	5.8	9.2	88.7
2010	3.2	4.9	8.1	87.4
2011	3.1	3.8	6.9	85.6
2012-2034	36.0	56.4	92.4	78.8

Total	¥46.6	¥72.5	¥119.1	80.7

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

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

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. In the case of our Japanese insurance operations, which constitute our most significant foreign insurance operations, we hedge 100% of our U.S. GAAP equity in these subsidiaries, excluding “Accumulated other comprehensive income” components of Stockholders’ Equity and certain other adjustments. We are in the process of developing an economic capital framework, which includes available economic capital, as discussed in “—Liquidity and Capital Resources—Prudential Financial—Economic Capital.” In our Japanese insurance operations we seek to hedge a portion of the amount by which estimated available economic capital and other measures of value exceed the current value of the U.S. GAAP equity. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. We hedge a portion of the estimated available economic capital, including that portion represented by U.S. GAAP equity, in our Japanese insurance operations primarily by maintaining U.S. dollar denominated investments financed with yen-denominated liabilities and equity, as well as to a lesser extent with yen-denominated debt. In certain of our other foreign insurance operations, the U.S. GAAP equity exposure is mitigated by entering into forward currency contracts that generally qualify for hedge accounting treatment, and by holding U.S. dollar denominated investments.

As of September 30, 2008, our U.S. dollar denominated investments and other net assets serving as a hedge of our estimated available economic capital in our Japanese insurance operations amounted to $6.2 billion, an increase of $1.2 billion from December 31, 2007, and was principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.0 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $1.0 billion. As of September 30, 2008, our U.S. dollar denominated investments and other net assets supporting the portion of our estimated available economic capital above our U.S. GAAP equity, excluding “Accumulated other comprehensive income” components of Stockholders’ Equity and certain other adjustments, totaled $1.9 billion and were acquired at an average exchange rate of approximately 104 yen. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above.

The available for sale investments under U.S. GAAP are recorded at fair value on the balance sheet with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income” within Stockholders’ Equity. Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income” as a “Currency translation adjustment.” The impact of changes in foreign currency exchange rates on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated Yen denominated debt and other hedging instruments within the “Currency translation adjustment” account. To a larger degree the impact of foreign exchange rate changes on the U.S. GAAP equity of our Japanese insurance operations is offset by the related changes in fair value due to foreign currency exchange rate movements of the portion of the available for sale investments that supports our Japanese insurance operations’ U.S. GAAP equity, hence creating a “natural equity hedge.” For U.S. dollar denominated investments that support the portion of estimated available economic capital above our U.S. GAAP equity there is no offsetting impact to equity.

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

Because these U.S. dollar denominated investments are recorded on the books of yen-based entities, foreign currency exchange movements will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar denominated investments will decrease as a result of changes in the foreign currency exchange rates. Upon the ultimate sale or maturity of the U.S. dollar denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized gains (losses), net” within the income statement and, excluded from adjusted operating income. Similarly, any impairment recognized on these investments, including those for an other-than-

temporary decline in value that may include the impact of changes in foreign currency exchange rates, will be included in “Realized gains (losses), net” within the income statement, and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments.

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

In addition, as of September 30, 2008 and December 31, 2007, our international insurance operations also had $5.8 billion and $4.4 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. These operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,462	$1,344	$4,528	$4,011
Gibraltar Life	764	696	2,352	2,137

	2,226	2,040	6,880	6,148

Benefits and expenses:
Life Planner operations	1,169	1,078	3,664	3,223
Gibraltar Life	597	539	1,890	1,680

	1,766	1,617	5,554	4,903

Adjusted operating income:
Life Planner operations	293	266	864	788
Gibraltar Life	167	157	462	457

	460	423	1,326	1,245

Realized investment gains (losses), net, and related adjustments(1)	(66)	155	(441)	315
Related charges(1)(2)	(8)	(9)	(8)	(14)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(124)	(76)	(236)	(22)
Change in experience-rated contractholder liabilities due to asset value changes(4)	124	76	236	22
Equity in earnings of operating joint ventures(5)	—	—	1	—

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$386	$569	$878	$1,546

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income from Life Planner operations increased $27 million, from $266 million in the third quarter of 2007 to $293 million in third quarter of 2008, including a $1 million unfavorable impact of currency fluctuations. This increase primarily reflected the continued growth of our Japanese Life Planner operations. Also contributing to the increase were lower general and administrative expenses and improved investment income margins primarily due to higher investment yields reflecting the lengthening of the duration of our Japanese yen investment portfolio. Partially offsetting these increases was the lower benefit in the current quarter from a reduction in amortization of deferred policy acquisition costs primarily reflecting improved future mortality assumptions, which benefited both periods, associated with our annual review of the estimated gross profits used to amortize deferred policy acquisition costs.

Gibraltar Life’s adjusted operating income increased $10 million, from $157 million in the third quarter of 2007 to $167 million in the third quarter of 2008, including a $4 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income for Gibraltar Life increased $14 million, primarily reflecting improved investment income margins which benefited from various investment portfolio strategies, as discussed in more detail below, and the continued growth of our U.S. dollar denominated annuity product.

2008 to 2007 Nine Month Comparison. Adjusted operating income from Life Planner operations increased $76 million, from $788 million in the first nine months of 2007 to $864 million in the first nine months of 2008 with no impact from currency fluctuations. This increase primarily reflected the continued growth of our Japanese and Korean Life Planner operations and, to a lesser extent, improved investment income margins. The improved investment income margins are primarily the result of duration lengthening in our Japanese yen investment portfolio.

Gibraltar Life’s adjusted operating income increased $5 million, from $457 million in the first nine months of 2007 to $462 million in the first nine months of 2008, including an $11 million unfavorable impact of currency fluctuations. Results for the first nine months of 2007 benefited $14 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture. Excluding the impact of currency fluctuations and the foregoing investment income benefit to the prior year period, adjusted operating income for Gibraltar Life increased $30 million, reflecting improved investment income margins which reflect the benefits of various investment portfolio strategies, as discussed in more detail below, and the continued growth of our U.S. dollar denominated fixed annuity product. In addition, current year results benefited from more favorable mortality experience than that of the prior year. These items were partially offset by increased amortization of deferred policy acquisition costs driven by the continued growth of our U.S dollar denominated fixed annuity product.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $186 million, from $2.040 billion in the third quarter of 2007 to $2.226 billion in the third quarter of 2008, including a net favorable impact of $65 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $121 million, from $2.162 billion in the third quarter of 2007 to $2.283 billion in the third quarter of 2008.

Revenues from our Life Planner operations increased $118 million, from $1.344 billion in the third quarter of 2007 to $1.462 billion in the third quarter of 2008, including a net favorable impact of currency fluctuations of $8 million. Excluding the impact of currency fluctuations, revenues increased $110 million from the third quarter of 2007 to the third quarter of 2008. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $60 million, from $1.174 billion in the third quarter of 2007 to $1.234 billion in the third quarter of 2008. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $58 million, from $792 million in the third quarter of 2007 to $850 million in the third quarter of 2008, primarily reflecting growth of business in force from new sales and strong persistency. Net investment income also increased $38 million, from $215 million in the third quarter of 2007 to $253 million in the third quarter of 2008, due to asset growth and higher investment yields reflecting the lengthening of the duration of our Japanese yen investment portfolio. Through September 30, 2008, we have accomplished the duration lengthening of our Japanese yen investment portfolio by employing various strategies, including investing in longer term securities or entering into long-duration floating-to-fixed interest rate swaps. Reflecting the severe market dislocations that occurred in October 2008, we have begun to terminate some of these interest rate swaps during the fourth quarter of 2008. We will continue implementing strategies to lengthen the duration of our Japanese yen investment portfolio in order to better align our asset/liability matching and are seeking to replicate the duration lengthening achieved by these swaps through the purchase of longer term securities, the timing of which is constrained by market conditions and availability.

Revenues from Gibraltar Life increased $68 million, from $696 million in the third quarter of 2007 to $764 million in the third quarter of 2008, including a favorable impact from currency fluctuations of $57 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $11 million, from $764 million in the third quarter of 2007 to $775 million in the third quarter of 2008. This increase reflects a $34 million increase in net investment income, from $226 million in the third quarter of 2007 to $260 million in the third quarter of 2008, driven by the continued growth of our U.S. dollar denominated annuity product, as well as higher portfolio yields from various investment portfolio strategies including increased exposure to corporate securities, increased utilization of U.S. dollar denominated investments and duration lengthening. The duration lengthening for Gibraltar is accomplished through similar means as described for our Life Planner operations above. Premiums decreased $15 million from $520 million in the third quarter of 2007 to $505 million in the third quarter of 2008, driven by a decrease in renewal premiums reflecting the attrition of existing business. Our renewal premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to newer products such as those with a retirement and savings objective, for which customer funds received are recorded as deposits.

2008 to 2007 Nine Month Comparison. Revenues increased $732 million, from $6.148 billion in the first nine months of 2007 to $6.880 billion in the first nine months of 2008, including a net favorable impact of $323 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $409 million, from $6.534 billion in the first nine months of 2007 to $6.943 billion in the first nine months of 2008.

Revenues from our Life Planner operations increased $517 million, from $4.011 billion in the first nine months of 2007 to $4.528 billion in the first nine months of 2008, including a net favorable impact of currency fluctuations of $133 million. Excluding the impact of currency fluctuations, revenues increased $384 million from the first nine months of 2007 to the first nine months of 2008. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $245 million, from $3.539 billion in the first nine months of 2007 to $3.784 billion in the first nine months of 2008. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $204 million, from $2.440 billion in the first nine months of 2007 to $2.644 billion in the first nine months of 2008. Premiums and policy charges and fee income from our Korean operation increased $23 million, from $860 million in the first nine months of 2007 to $883 million in the first nine months of 2008. The increase in premiums and policy charges and fee income in both operations was primarily the result of growth in business in force from new sales and strong persistency. Net investment income also increased $110 million, from $609 million in the first nine months of 2007 to $719 million in the first nine months of 2008, due to asset growth and higher investment yields reflecting our continuing desire to lengthen the duration of our Japanese investment portfolio as discussed in more detail above.

Revenues from Gibraltar Life increased $215 million, from $2.137 billion in the first nine months of 2007 to $2.352 billion in the first nine months of 2008, including a favorable impact from currency fluctuations of $190 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $25 million, from $2.349 billion in the first nine months of 2007 to $2.374 billion in the first nine months of 2008. This increase reflects a $65 million increase in net investment income, from $667 million in the first nine months of 2007 to $732 million in the first nine months of 2008, driven by the continued growth of our U.S. dollar denominated annuity product, as well as higher portfolio yields from various investment portfolio strategies including increased exposure to corporate securities, increased utilization of U.S. dollar denominated investments and duration lengthening as discussed in more detail above. Premiums decreased $28 million from $1.615 billion in the first nine months of 2007 to $1.587 billion in the first nine months of 2008, driven by a decrease in renewal premiums reflecting the attrition of existing business. The 13-month policy persistency declined from 93% for the nine months of 2007 to 91% in the nine months of 2008. Our renewal premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to newer products such as those with a retirement and savings objective, for which customer funds received are recorded as deposits.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $149 million, from $1.617 billion in the third quarter of 2007 to $1.766 billion in the third quarter of 2008, including a net unfavorable impact of $70 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $79 million, from $1.735 billion in the third quarter of 2007 to $1.814 billion in the third quarter of 2008.

Benefits and expenses of our Life Planner operations increased $91 million, from $1.078 billion in the third quarter of 2007 to $1.169 billion in the third quarter of 2008, including a net unfavorable impact of $9 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $82 million, from $1.126 billion in the third quarter of 2007 to $1.208 billion in the third quarter of 2008. Benefits and expenses of our Japanese Life Planner operation increased $55 million from $724 million in the third quarter of 2007 to $779 million in the third quarter of 2008, primarily reflecting an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force. Also contributing to the increase in benefits and expenses was the lower benefit in the current quarter from a reduction in amortization of deferred policy acquisition costs that benefited both periods, as discussed above. Partially offsetting these increases were lower general and administrative expenses in the current quarter.

Gibraltar Life’s benefits and expenses increased $58 million, from $539 million in the third quarter of 2007 to $597 million in the third quarter of 2008, including a $61 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $3 million, from $609 million in the third quarter of 2007 to $606 million in the third quarter of 2008. The decrease primarily reflects a decrease in policyholder benefits, including changes in reserves, which was driven by the attrition of existing business as discussed above. Partially offsetting this decrease was higher interest credited to policyholders’ account balances and higher amortization of deferred policy acquisition costs both related to the continued growth of our U.S. dollar denominated annuity product.

2008 to 2007 Nine Month Comparison. Benefits and expenses increased $651 million, from $4.903 billion in the first nine months of 2007 to $5.554 billion in the first nine months of 2008, including a net unfavorable impact of $334 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $317 million, from $5.273 billion in the first nine months of 2007 to $5.590 billion in the first nine months of 2008.

Benefits and expenses of our Life Planner operations increased $441 million, from $3.223 billion in the first nine months of 2007 to $3.664 billion in the first nine months of 2008, including a net unfavorable impact of $133 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $308 million, from $3.386 billion in the first nine months of 2007 to $3.694 billion in the first nine months of 2008. Benefits and expenses of our Japanese Life Planner operation increased $210 million from $2.233 billion in the first nine months of 2007 to $2.443 billion in the first nine months of 2008. Benefits and expenses from our Korean operation increased $46 million, from $817 million in the first nine months of 2007 to $863 million in first nine months of 2008. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force.

Gibraltar Life’s benefits and expenses increased $210 million, from $1.680 billion in the first nine months of 2007 to $1.890 billion in the first nine months of 2008, including a $201 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $9 million, from $1.887 billion in the first nine months of 2007 to $1.896 billion in the first nine months of 2008. This increase reflects higher interest credited to policyholders’ account balances and higher amortization of deferred policy acquisition costs both related to the continued growth of our U.S. dollar denominated annuity product. Partially offsetting these items is a decrease in policyholder benefits, including changes in reserves, which was driven by more favorable mortality experience, as well as the attrition of existing business as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
Life Planner operations	$175	$178	$598	$579
Gibraltar Life(1)	111	86	353	249

Total	$286	$264	$951	$828

On a constant exchange rate basis:
Life Planner operations	$180	$186	$601	$610
Gibraltar Life(1)	112	93	355	269

Total	$292	$279	$956	$879

(1)	The methodology for determining Gibraltar Life's annualized new business premium on an actual and constant exchange rate basis has been revised to more clearly report the trend of U.S. dollar product sales. Prior period amounts have been restated to conform to current presentation.

2008 to 2007 Three Month Comparison. On a constant exchange rate basis, new annualized premiums increased $13 million, from $279 million in the third quarter of 2007 to $292 million in the third quarter of 2008.

New annualized premiums, on a constant exchange rate basis, from our Life Planner operations declined $6 million primarily driven by a decline in Taiwan due to a higher level of sales in the prior year quarter as a result of an anticipated regulation change, as well as a decline in Korea reflective of the continued competitive market environment. Partially offsetting these declines was as an increase of $11 million in our Japanese operations mostly from sales of retirement income products.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $19 million, due to continuing strong sales of a U.S. dollar denominated retirement income product launched in the first quarter of 2008 and continuing strong sales of a new single premium yen denominated endowment product launched in the second quarter of 2008. Sales of our U.S. dollar denominated fixed annuity products was essentially flat, as increased sales of this product in our bank distribution channel was offset by lower sales from Life Advisors.

2008 to 2007 Nine Month Comparison. On a constant exchange rate basis, new annualized premiums increased $77 million, from $879 million in the first nine months of 2007 to $956 million in the first nine months of 2008.

New annualized premiums, on a constant exchange rate basis, from our Life Planner operations decreased $9 million, due to lower sales in Korea, which is reflective of the continued competitive market environment, as well as lower sales in Taiwan. Partially offsetting these declines was an increase of $13 million in our Japanese operations mostly from sales of whole life products.

The number of Life Planners increased 229, or 4%, from 6,038 as of September 30, 2007 to 6,267 as of September 30, 2008, driven by increases in all countries, including increases of 83 in Taiwan, 54 in Japan, 35 in Argentina. The number of Life Planners in Korea increased by 13 reflective of the continuing competitive market environment. In addition, during 2007 and the first nine months of 2008, 140 Life Planners in Japan were transferred to Gibraltar primarily to support our efforts to expand our bank channel distribution. Factoring in these transfers, the number of Life Planners would have increased 5%, from September 30, 2007 to September 30, 2008.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $86 million, reflecting strong sales of a new U.S. dollar denominated retirement income product and a new single premium yen denominated endowment product launched in the first and second quarters of 2008, respectively. Higher sales of our U.S. dollar denominated fixed annuity products in both the Life Advisor and bank distribution channels also contributed to the increase in new annualized premiums. The number of Life Advisors increased by 113, from 5,944 as of September 30, 2007 to 6,057 as of September 30, 2008, as we continue to focus on hiring practices to enhance retention and productivity.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first nine months of 2008 and the first nine months of 2007 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Revenues	$157	$251	$487	$597
Expenses	120	137	398	378

Adjusted operating income	37	114	89	219
Realized investment gains (losses), net, and related adjustments(1)	(1)	(1)	2	—
Related charges(2)	—	(1)	—	(4)
Equity in earnings of operating joint ventures(3)	(7)	(6)	(22)	(22)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$29	$106	$69	$193

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.
(3)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

In 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. We subsequently renamed the company Prudential Investment & Securities Co., Ltd, or PISC. On January 25, 2008, we acquired the remaining 20 percent for $90 million and PISC is now a wholly owned operation.

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

On July 1, 2008, we acquired a 40 percent interest in GAP Asset Management of Brazil, which we account for under the equity method. GAP Asset Management of Brazil had $2.9 billion in assets under management as of June 30, 2008.

Adjusted Operating Income

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $77 million, from $114 million in the third quarter of 2007 to $37 million in the third quarter of 2008. This decrease reflects the benefit to the prior year quarter of a $37 million gain from the sale of the segment’s Oppenheim joint ventures in July 2007 and a $17 million gain from recoveries related to a former investment of the segment’s Korean asset management operation. Also contributing to the decrease in adjusted operating income is a lower level of gains on securities relating to exchange memberships of the segment’s global commodities group, as the third quarter of 2007 benefited by $22 million, while the third quarter of 2008 benefited by $14 million. The remainder of the decrease in adjusted operating income is attributable to lower results from the segment’s Korean asset management operation. The adjusted operating income of our Korean asset management operation includes $5 million in the third quarter of 2008 and $4 million in the third quarter of 2007, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

The significant deterioration in financial market conditions that occurred subsequent to September 30, 2008, particularly in Europe and Asia, may result in a decline in our future asset management and transaction based fees, and hence a decrease in the expected future earnings of the segment’s asset management businesses. Absent a recovery in financial market conditions prior to December 31, 2008, we would expect to record a goodwill impairment for some or all of the goodwill associated with the segment’s asset management businesses in the fourth quarter of 2008. As of September 30, 2008, the carrying value of this goodwill was $131 million. Additionally, these same conditions will require that we review the carrying value of certain equity method investments to determine whether any portion of them will need to be impaired. The aggregate carrying value of these investments was $508 million as of September 30, 2008. Such reviews could lead to an impairment of some portion of the carrying value of these investments in future periods.

2008 to 2007 Nine Month Comparison. Adjusted operating income decreased $130 million, from $219 million in the first nine months of 2007 to $89 million in the first nine months of 2008. This decrease reflects the benefit to the prior year of a $37 million gain from the sale of Oppenheim and a $17 million gain from the recovery of a former investment, as discussed above. The decrease in adjusted operating income also reflects lower results from the segment’s asset management businesses, primarily in our Korean operation, as well as lower results from the segment’s global commodities group. The decrease in earnings for the global commodities group is driven by a $19 million credit loss reserve related to a brokerage client that was recorded in the first quarter of 2008. Also contributing to lower earnings in the global commodities group is a lower level of gains on securities relating to exchange memberships, which benefited the first nine months of 2007 by $39 million, while benefiting the first nine months of 2008 by $22 million. Results for the first nine months of 2008 and 2007 include fee revenue from the Korean government under the agreement discussed above of $14 million and $13 million, respectively.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $94 million, from $251 million in the third quarter of 2007 to $157 million in the third quarter of 2008, primarily reflecting the benefit to the prior year quarter of the gain from the sale of Oppenheim and the gain from the recovery of a former investment as discussed above, as well as lower revenue in the Korean asset management operation.

2008 to 2007 Nine Month Comparison. Revenues decreased $110 million, from $597 million in the first nine months of 2007 to $487 million in the first nine months of 2008, reflecting the benefit to the prior year of the gain from the sale of Oppenheim and the gain from the recovery of a former investment as discussed above, as well as lower revenues from the segment’s asset management businesses, primarily in our Korean operation. Partially offsetting this decrease were higher revenues in our global commodities group due to increased sales and trading activity, which more than offset the lower benefit in the current year from securities relating to exchange memberships.

Expenses

2008 to 2007 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $17 million, from $137 million in the third quarter of 2007 to $120 million in the third quarter of 2008, primarily reflecting lower expenses corresponding with the lower level of revenues generated by the Korean asset management operation.

2008 to 2007 Nine Month Comparison. Expenses increased $20 million, from $378 million in the first nine months of 2007 to $398 million in the first nine months of 2008, primarily due to the $19 million credit loss in our global commodities group and higher expenses corresponding with the higher level of revenues generated by the sales and trading activity of our global commodities group. Partially offsetting these items were lower expenses in the segment’s asset management businesses corresponding with the lower level of revenues generated by these businesses.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and our real estate and relocation services business.

Corporate operations consist primarily of: (1) corporate-level income and expenses, after allocations to any of our business segments, including income and expense from our qualified pension and other employee benefit plans and investment returns on capital that is not deployed in any of our segments; (2) returns from investments that we do not allocate to any of our business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by our business segments; (3) capital debt that is used or will be used to meet the capital requirements of Prudential Financial and the related interest expense; and (4) businesses that we have placed in wind-down status but have not divested as well as the impact of transactions with other segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating results:
Corporate Operations(1)	$(17)	$(33)	$(31)	$(47)
Real Estate and Relocation Services	(4)	21	(30)	36

Adjusted operating income	(21)	(12)	(61)	(11)
Realized investment gains (losses), net, and related adjustments(2)	20	(163)	11	(73)
Investment gains on trading account assets supporting insurance liabilities(1)(3)	—	—	—	2
Divested businesses(4)	(3)	(27)	(128)	19

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(4)	$(202)	$(178)	$(63)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	See “—Divested Businesses.”

2008 to 2007 Three Month Comparison. Adjusted operating income decreased $9 million, from a loss of $12 million in the third quarter of 2007 to a loss of $21 million in the third quarter of 2008. Adjusted operating income of our real estate and relocation services business decreased $25 million, from income of $21 million in the third quarter of 2007 to a loss of $4 million in the third quarter of 2008. Less favorable residential real estate market conditions resulted in lower royalty fees, increased bad debt reserves and lower relocation revenue from real estate referral fees and home sale transactions. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee's home that is purchased by us, including carrying costs and any loss on sale. As of September 30, 2008, we held in unsold inventory homes with a net value of $81 million under this program.

We have evaluated the goodwill of our Real Estate and Relocation Services business, which, as of September 30, 2008 was $118 million, for potential impairment. As of September 30, 2008, we determined that a goodwill impairment did not exist, as the fair value of the business, which was calculated by applying a discounted cash flow analysis to its expected future earnings, was greater than its carrying value. Further or continued deterioration of the U.S. housing markets could result in an impairment of some or all of the goodwill associated with this business in future periods.

Adjusted operating income from corporate operations increased $16 million, from a loss of $33 million in the third quarter of 2007 to a loss of $17 million in the third quarter of 2008. Corporate operations benefited from a decline in our deferred compensation liabilities and other compensation related items in the third quarter of 2008 versus the prior year quarter, as well as lower costs associated with philanthropic activities and other retained corporate expenses. These lower costs were partially offset by increased costs related to our retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions. Corporate operations investment income, net of interest expense, decreased, primarily reflecting the impact of increased borrowings, which includes the issuance in 2008 of $1.5 billion of junior subordinated notes, as well as lower yields on invested assets.

The proceeds from our $2 billion December 2006 convertible debt issuance were used to fund an investment portfolio of fixed income securities until December 2007, which also benefited results for the prior year quarter. These proceeds, as well as the proceeds from our $3 billion December 2007 convertible debt issuance, are now invested primarily in short-term investments or are used to support operating needs in lieu of other short-term borrowings.

Corporate operations includes income from our qualified pension plan of $73 million in the third quarter of 2008, a decrease of $19 million from $92 million in the third quarter of 2007. The decrease primarily reflects the impact of the transfer in April 2007 of $1 billion in plan assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. As a result of the transfer, the decline in income from our qualified pension plan was offset by a corresponding decline in other postretirement benefit expenses.

2008 to 2007 Nine Month Comparison. Adjusted operating income decreased $50 million, from a loss of $11 million in the first nine months of 2007 to a loss of $61 million in the first nine months of 2008. The greater loss in the first nine months of 2008 is primarily due to less favorable results in our real estate and relocation services business. Adjusted operating income of our real estate and relocation services business decreased $66 million, from income of $36 million in the first nine months of 2007 to a loss of $30 million in the first nine months of 2008. Less favorable residential real estate market conditions resulted in lower royalty fees, increased bad debt reserves and lower relocation revenue from real estate referral fees and homesale transactions.

Adjusted operating income from corporate operations increased $16 million, from a loss of $47 million for the first nine months of 2007 to a loss of $31 million for the first nine months of 2008. Corporate operations benefited from a decline in our deferred compensation liabilities and other compensation related items in the first nine months of 2008 versus the prior year, as well as lower costs associated with philanthropic activities and other retained corporate expenses. This benefit was partially offset by increased costs related to our retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions. Corporate operations investment income, net of interest expense, decreased, primarily reflecting the impact of increased borrowings, which includes the issuance in 2008 of $1.5 billion of junior subordinated notes, as well as lower earnings from the investment of proceeds from our convertible debt issues, lower yields on invested assets and the impact of less favorable pre-tax income from our tax credit investments.

The $2 billion November 2005 convertible debt securities, for which investment of proceeds in fixed income securities contributed to results during the first nine months of 2007, were repaid in May 2007. The proceeds from our $2 billion December 2006 convertible debt issuance were used to fund an investment portfolio of fixed income securities until December 2007, which also benefited results for the first nine months of the prior year. These proceeds, as well as the proceeds from our $3 billion December 2007 convertible debt issuance, are now invested primarily in short-term investments or are used to support operating needs in lieu of other short-term borrowings.

Corporate operations includes income from our qualified pension plan of $217 million in the first nine months of 2008, a decrease of $57 million from $274 million in first nine months of 2007. The decrease primarily reflects the impact of the transfer in April 2007 of $1 billion in plan assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. As a result of the transfer, the decline in income from our qualified pension plan was offset by a corresponding decline in other postretirement benefit expenses.

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

As of September 30, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $175 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. However, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of September 30, 2008 is zero.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
U.S. GAAP results:
Revenues	$1,778	$1,886	$4,945	$5,770
Benefits and expenses	1,891	1,878	5,046	5,610

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(113)	$8	$(101)	$160

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2008 to 2007 Three Month Comparison. Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $121 million, from income of $8 million in the third quarter of 2007 to a loss of $113 million in the third quarter of 2008. Results for the third quarter of 2008 reflect a decrease of $81 million in net investment income, net of interest expense, primarily related to lower yields and a decrease in income on joint ventures and limited partnership investments accounted for under the equity method. In addition, dividends paid and accrued to policyholders increased, primarily due to an increase in the 2008 dividend scale. These decreases to income were partially offset by an increase of $6 million in realized investment gains, from $113 million in the third quarter of 2007 to $119 million in the third quarter of 2008. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” The impact of these items contributed to actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in a decrease in the cumulative earnings policyholder dividend obligation expense of $38 million from the third quarter of 2007, compared to the third quarter of 2008. As noted above, as of September 30, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $175 million. Actual cumulative earnings less than expected cumulative earnings will result in volatility in the Closed Block Business earnings in future periods.

2008 to 2007 Nine Month Comparison. Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $261 million, from income of $160 million in the first nine months of 2007 to a loss of $101 million in the first nine months of 2008. Results for the first nine months of 2008 include net realized investment losses of $339 million as compared to gains of $312 million in the first nine months of 2007, a decrease of $651 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” Net investment income, net of interest expense, decreased $181 million, primarily related to lower yields and a decrease in income on joint ventures and limited partnership investments accounted for under the equity method. In addition, dividends paid and accrued to policyholders increased, primarily due to an increase in the 2008 dividend scale. The impact of these items contributed to actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in a decrease in the cumulative earnings policyholder dividend obligation expense of $754 million from the first nine months of 2007, compared to the first nine months of 2008.

Revenues

2008 to 2007 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $108 million, from $1.886 billion in the third quarter of 2007 to $1.778 billion in the third quarter of 2008, principally driven by the decrease in net investment income, as discussed above.

2008 to 2007 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $825 million, from $5.770 billion in the first nine months of 2007 to $4.945 billion in the first nine months of 2008, principally driven by the decrease in net realized investment gains and net investment income, as discussed above.

Benefits and Expenses

2008 to 2007 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $13 million, from $1.878 billion in the third quarter of 2007 to $1.891 billion in the third quarter of 2008. This increase included an $18 million increase in dividends to policyholders reflecting an increase in dividends paid and accrued to policyholders of $56 million, primarily due to an increase in the 2008 dividend scale, partially offset by a decrease in the cumulative earnings policyholder dividend obligation expense of $38 million.

2008 to 2007 Nine Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $564 million, from $5.610 billion in the first nine months of 2007 to $5.046 billion in the first nine months of 2008. This decrease included a $584 million decline in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $754 million, partially offset by an increase in dividends paid and accrued to policyholders, primarily due to an increase in the 2008 dividend scale and the aging of the policies.

Income Taxes

Our income tax provision amounted to an income tax benefit of $143 million in the third quarter of 2008 compared to income tax expense of $316 million in the third quarter of 2007. Our income tax provision amounted to an income tax benefit of $48 million in the first nine months of 2008 compared to income tax expense of $1.063 billion in the first nine months of 2007, representing 10% of income from continuing operations before income taxes and equity in earnings of operating joint ventures for the first nine months of 2008 and 29% for the first nine months of 2007.

We have utilized a discrete effective tax rate method, as allowed by Accounting Principles Board Opinion No. 28 and Financial Accounting Standards Board Interpretation No. 18, to calculate taxes for the third quarter and first nine months of 2008. We believe that, at this time, the use of this discrete method is more appropriate than the full year effective tax rate method applied in prior quarters. As a result of the extreme volatility in the U.S. markets and its impact on our ability to forecast pre-tax earnings, the 2008 effective tax rate estimate is unreliable.

The decline in income tax expense primarily reflects the decline in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures for both the third quarter and the first nine months of 2008.

The dividends received deduction, or DRD, reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2007, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In August 2007, the Internal Revenue Service, or IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 or 2008 results.

In December 2006, the IRS completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of the industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite a pending income tax refund related to the 2002 and 2003 years, we have agreed to such adjustment. Nevertheless, we believe that our return position is technically correct. Therefore, we intend to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. These activities had no impact on our 2007 or 2008 results.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Equity sales, trading and research operations	$1	$(1)	$(1)	$(104)
Real estate investments sold or held for sale	3	—	4	62
Canadian intermediate weekly premium and individual health operations	—	(1)	—	(1)
International securities operations	—	(2)	(2)	(1)
Healthcare operations	3	—	3	5

Income (loss) from discontinued operations before income taxes	7	(4)	4	(39)
Income tax expense (benefit)	2	—	1	(45)

Income (loss) from discontinued operations, net of taxes	$5	$(4)	$3	$6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Commercial mortgage securitization operations	$(6)	$(42)	$(129)	$(10)
Exchange shares previously held by Prudential Equity Group	2	11	(5)	5
Prudential Securities capital markets	(2)	3	2	12
Prudential Home Mortgage Company	(1)	1	(1)	8
Property and casualty insurance	4	—	5	4

Total divested businesses excluded from adjusted operating income	$(3)	$(27)	$(128)	$19

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in our Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. We do not anticipate incurring material additional costs (including employee severance, retention and other employee related costs) in connection with this decision. As of September 30, 2008, our commercial mortgage securitization operations held loans with a principal balance of $286 million. Net of the derivatives purchased as hedges, about $144 million of these positions continue to be subject to changes in credit spreads. This represents a decrease from about $750 million as of December 31, 2007. The losses of $6 million in the third quarter of 2008 and $129 million in the first nine months of 2008 primarily reflect net realized and unrealized losses on the loans, bonds and hedges from instability in the commercial mortgage-backed securities market during 2008.

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

Results for the three months ended September 30, 2008 and 2007 include the recognition of $534 million of investment losses and $36 million of investment gains, respectively, and for the nine months ended September 30, 2008 and 2007 include the recognition of $919 million of investment losses and $10 million of investment gains, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended September 30, 2008 and 2007 include decreases of $388 million and increases of $6 million, respectively, and for the nine months ended September 30, 2008 and 2007 include decreases of $682 million and $4 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by U.S. GAAP, changes in the fair value of commercial loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in commercial loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders are decreases related to commercial loans of $59 million and increases related to commercial loans of $23 million for the three months ended September 30, 2008 and 2007, respectively, and decreases related to commercial loans of $76 million and increases related to commercial loans of $8 million for the nine months ended September 30, 2008 and 2007, respectively.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

As discussed in Notes 2 and 10 to the Unaudited Interim Consolidated Financial Statements, we adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to us for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available. Our Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. Our Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.), certain equity securities and commercial loans, short-term investments and certain cash equivalents (primarily commercial paper) and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities, non-binding broker quotes (when pricing service information is not available) or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to internal pricing information and economic indicators as well as backtesting to trade data or other data to confirm that the pricing service’s significant inputs are observable. Broker quotes are non-binding, reviewed for reasonableness, based on our understanding of the market, and generally considered Level 3. Under certain conditions, we may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, we may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of September 30, 2008 such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from the prices received from the independent pricing services.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect our assumptions about the assumptions market participants would use in pricing the asset or liability. Our Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities and securities where we chose to over-ride pricing information received from third parties as discussed above, certain highly structured over-the-counter derivative contracts, certain commercial loans, certain consolidated real estate funds for which we are the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Prices may also be based upon non-binding quotes from brokers or other market-makers that are reviewed for reasonableness, based on our understanding of the market.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2008, for Consolidated, Financial Services Businesses and Closed Block Business.

	Consolidated
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$5	$153,399	$2,200	$—	$155,604
Trading account assets supporting insurance liabilities	1,093	13,169	130	—	14,392
Other trading account assets	519	4,315	802	(2,268)	3,368
Equity securities, available for sale	4,905	2,234	250	—	7,389
Commercial loans	—	511	63	—	574
Other long-term investments	550	30	991	—	1,571
Short term investments	3,752	2,711	—	—	6,463
Cash and cash equivalents	1,241	7,455	—	—	8,696
Other assets	52	3,596	—	—	3,648

Sub-total excluding separate account assets	12,117	187,420	4,436	(2,268)	201,705
Separate account assets(3)	73,963	68,310	22,875	—	165,148

Total assets	$86,080	$255,730	$27,311	$(2,268)	$366,853

Future policy benefits	—	—	785	—	785
Long-term debt	—	—	280	—	280
Other liabilities	65	2,383	158	(2,079)	527

Total liabilities	$65	$2,383	$1,223	$(2,079)	$1,592

	Financial Services Businesses
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$5	$113,071	$1,550	$—	$114,626
Trading account assets supporting insurance liabilities	1,093	13,169	130	—	14,392
Other trading account assets	519	4,200	789	(2,268)	3,240
Equity securities, available for sale	1,966	2,071	221	—	4,258
Commercial loans	—	511	63	—	574
Other long-term investments	550	30	991	—	1,571
Short term investments	3,031	2,169	—	—	5,200
Cash and cash equivalents	1,068	6,184	—	—	7,252
Other assets	52	3,596	—	—	3,648

Sub-total excluding separate account assets	8,284	145,001	3,744	(2,268)	154,761
Separate account assets(3)	73,963	68,310	22,875	—	165,148

Total assets	$82,247	$213,311	$26,619	$(2,268)	$319,909

Future policy benefits	—	—	785	—	785
Long-term debt	—	—	280	—	280
Other liabilities	4	2,337	151	(2,079)	413

Total liabilities	$4	$2,337	$1,216	$(2,079)	$1,478

	Closed Block Business
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$40,328	$650	$—	$40,978
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets	—	115	13	—	128
Equity securities, available for sale	2,939	163	29	—	3,131
Commercial loans	—	—	—	—	—
Other long-term investments	—	—	—	—	—
Short term investments	721	542	—	—	1,263
Cash and cash equivalents	173	1,271	—	—	1,444
Other assets	—	—	—	—	—

Sub-total excluding separate account assets	3,833	42,419	692	—	46,944
Separate account assets(3)	—	—	—	—	—

Total assets	$3,833	$42,419	$692	$—	$46,944

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	61	46	7	—	114

Total liabilities	$61	$46	$7	$—	$114

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 7%, 8% and 1% for Consolidated, Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2% for both Consolidated and Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 10 to the Unaudited Interim Consolidated Financial Statements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment given current market conditions, as the ability to value assets can be significantly impacted by a decrease in market activity. The following sections describe the key estimates and assumptions surrounding certain assets and liabilities, measured at fair value on a recurring basis, that could have a significant impact on our results of operations or involve the use of significant unobservable inputs. Information regarding Trading Account Assets Supporting Insurance Liabilities as well as Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Valuation of Fixed Maturity Securities

Our public fixed maturity securities include investments in corporate securities, government securities and various structured securities, including asset-backed and mortgage-backed securities. The fair values of our public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices are sourced from multiple pricing services, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. We generally receive prices from multiple pricing services for each security, but ultimately utilize the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by our internal asset managers through comparison with directly observed recent market trades or comparison of all significant inputs used by the pricing service to our observations of those inputs in the market. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2. If we conclude pricing information received from third party pricing services is not reflective of market activity or other inputs we have observed in the market, we may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more reasonable in comparison to our presented market observations, the security remains within Level 2.

If we ultimately conclude that pricing information received from the independent pricing service is not reflective of market activity, we utilize values based on non-binding broker quotes, if available. If we conclude values from both pricing services and brokers are not reflective of market activity, we may over-ride the information from the pricing service or broker with an internally developed valuation. As of September 30, 2008, such over-rides in aggregate, were not material. In circumstances where vendor pricing is not available, we also use internally developed valuations or non-binding broker quotes to determine fair value. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data is not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy. Despite the dislocated markets and low levels of liquidity at the end of the third quarter of 2008, our internally developed valuations of current exit value, which reflect our estimates of liquidity and non performance risks, compared with pricing received from the independent pricing services did not produce significantly material differences for the vast majority of our fixed maturity portfolio. As a result, we generally continued to use the price provided by the independent pricing service under our normal pricing protocol.

Our private fixed maturities are primarily comprised of investments in private placement securities originated by our internal private asset managers. The fair values of these private fixed maturities are primarily determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2 in our fair value hierarchy. For certain of these securities, including those that are distressed, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3 in our fair value hierarchy.

Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on our ability to redeem our interests in these funds at NAV are considered to have a de minimis effect on the fair value. Since the NAV that the funds trade at can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in our fair value hierarchy.

Our Level 3 fixed maturity securities generally include certain public fixed maturities and distressed private fixed maturities priced internally based on observable and unobservable inputs. As of September 30, 2008, about half of our Level 3 fixed maturity securities were public fixed maturities, with values primarily based on non-binding broker-quotes, and about half were private fixed maturities, with values primary based on internally developed models, as discussed above. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data. As of September 30, 2008 we classified approximately $100 million of our investments in asset-backed securities collateralized by sub-prime mortgages as Level 3, primarily reflecting securities valued based on non-binding broker quotes. The vast majority of our asset-backed securities collateralized by sub-prime mortgages are valued using information from independent pricing services, and are included in Level 2 based on the process described above. Net realized and unrealized losses for Level 3 Available for Sale fixed maturities totaled $39 million and $88 million, respectively, for the third quarter of 2008.

Within fixed maturities, we hold asset-backed securities collateralized by sub-prime mortgages, as discussed in greater detail in “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities”. While the fair value of these investments, as well as others within our portfolio of fixed maturities, has declined in recent quarters due to increased credit spreads and illiquidity in the financial markets, we believe the ultimate value that will be realized from these investments is greater than that reflected by their current fair value.

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

Impact of Valuation of Fixed Maturities and Equity Securities on Results of Operations

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available for sale, or held to maturity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. Our investments classified as held to maturity are carried at amortized cost. In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in fair value is other-than-temporary. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is impaired to its fair value, with a corresponding charge to “Realized investment gains (losses), net” in the statement of operations and is included in income from continuing operations under U.S. GAAP but excluded from adjusted operating income. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” for a discussion of the effects of impairments on our operating results for the three and nine months ended September 30, 2008 and 2007.

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

Valuation of Commercial Loans

Upon the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” we elected the fair value option for certain loans held within the commercial mortgage operations of the asset management segment. Specifically, the fair value option was elected for funded commercial loans held for sale originated beginning January 1, 2008. In addition, we elected the fair value option for fixed rate commercial loans held for investment that were held at December 31, 2007 and for such loans originated beginning January 1, 2008. We elected the fair value option for the loan programs mentioned above primarily to eliminate the need for hedge accounting under SFAS No. 133, while still achieving an offset in earnings from the associated interest rate derivative hedges.

Due to volatility in the credit markets, we experienced unexpected volatility in the fair value of the aforementioned fixed rate commercial loans held for investment that was not substantially offset by the associated interest rate derivative hedges during the quarter ended March 31, 2008. Therefore, we decided to no longer elect the fair value option on loans held for investment that were originated after March 31, 2008, and have applied hedge accounting under SFAS No. 133.

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

The fair value of loans held for sale and accounted for using the Fair Value Option discussed above as well as those loans reported at fair value on a non-recurring basis and accounted for using the lower of cost or market approach is determined utilizing pricing indicators from the whole loan market, which we consider our principal market for these loans. We have evaluated the valuation inputs used for these assets, and deemed that the primary pricing inputs are Level 3 in our fair value hierarchy.

Valuation of Other Long-Term Investments

Other long-term investments carried at fair value include limited partnerships which we consolidate because we are either deemed to exercise control or are considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities and equity securities), as well as wholly-owned real estate held within other investment funds.

The fair value of the feeder fund investments in master funds is determined by reference to the master funds’ net asset value (NAV). Any restrictions on our ability to redeem our interests in these funds at NAV are considered to have a de minimis effect on fair value. Since the NAV at which these funds trade can be observed by redemption and subscription transactions with third parties, the fair values of feeder fund investments in master funds have been reflected within Level 2 in our fair value hierarchy.

The fair value of wholly-owned real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach, that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 as of September 30, 2008 totaled approximately $985 million. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds is offset by a minority interest liability, which liability is not considered to be fair value and therefore, not included in fair value reporting above.

Valuation of Derivative Instruments

Derivatives are recorded either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

Our over-the-counter, or OTC, derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect our interest, as well as those of our counterparties, should either party suffer a credit rating deterioration. The vast majority of our derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, we use the credit spread embedded in the LIBOR interest rate curve to reflect nonperformance risk when determining the fair value of our derivative assets and liabilities. We believe this credit spread is an appropriate estimate of the nonperformance risk for derivative related assets and liabilities between highly rated institutions that are subject to periodic collateral posting.

Our exchange traded futures and options include treasury futures, Eurodollar futures, commodity futures, Eurodollar options and commodity options. Exchange traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in our fair value hierarchy.

The majority of our derivative positions are traded in the OTC derivative market and are classified within Level 2 in our fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including forward rate agreements, interest rate and cross currency swaps, commodity swaps, commodity forward contracts, single name credit default swaps and to be announced forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, equity prices, index dividend yields, and volatility.

Most OTC derivative contracts have bid and ask prices that can be readily observed in the market place. Our policy is to use mid-market pricing consistent with our best estimate of fair value. The bid-ask spreads for derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $700 million and $150 million, respectively, without giving consideration to the impact of netting, as of September 30, 2008.

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

We hold externally managed investments in the European market, as discussed in greater detail under “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category.” These investments are valued using market observable inputs including benchmark yields and reported trades and are classified as Level 2 for fair value reporting. The fair value of the embedded derivatives associated with these investments declined during the third quarter of 2008 due to credit spread widening in the applicable financial markets, and remains in a loss position on a cumulative basis as a result of the recent stress in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

Valuation of Variable Annuity Optional Living Benefit Features

Our liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and are carried at fair value with changes in fair value included in “Realized investment gains (losses), net.”

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The expected cash flows are discounted using LIBOR interest rates, which are commonly viewed as being consistent with our claims paying ratings of AA quality. Since insurance liabilities are senior to debt, we believe that reflecting our claims-paying ratings in the valuation of the liability appropriately takes into consideration our own risk of nonperformance. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models. Significant inputs to these models include capital market assumptions, such as interest rate, equity market, and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy. The change in fair value of the GMAB, GMWB and GMIWB resulted in an increase in the total liability of $458 million for the three months ended September 30, 2008 and an increase in the total liability of $617 million for the nine months ended September 30, 2008. This change was significantly offset by changes in value of related hedging instruments as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Annuities.”

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

Valuation of Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments carried at fair value include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible to us for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in our fair value hierarchy.

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

We perform quarterly impairment reviews to determine when a decline in value is other-than-temporary. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following: the extent and duration of the decline in value; the reasons for the decline (credit event, currency, or interest-rate related, including spread widening); our ability and intent to hold our investment for a period of time to allow for a recovery of value; and the financial condition of and near-term prospects of the issuer. When we determine that there is an other-than-temporary impairment, we write down the value of the security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, certain of the other-than-temporary impairments recognized for the three and nine months ended September 30, 2008 resulted from broad market concerns over the sub-prime mortgage market, and liquidity concerns.

In addition, for our impairment review of asset-backed securities with a credit rating below AA, we forecast the prospective future cash flows of the security, representing our best estimate of current information and events that a market participant would use in determining the current fair value of the security, and determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s fair value is less than its carrying value, an other-than-temporary impairment is recognized by writing the security down to fair value.

Given current market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our internal analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in fair value. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity other-than-temporary impairments, see “—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” below. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording equity impairments, see “—General Account Investments—Equity Securities—Other-than-Temporary Impairments of Equity Securities” below.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and nine months ended September 30, 2008 and 2007, respectively, and gross realized investment gains and losses on fixed maturity securities by segment for the three and nine months ended September 30, 2008 and 2007, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other-than-temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(392)	$(197)	$(1,744)	$141
Closed Block Business	119	113	(339)	312

Consolidated realized investment gains (losses), net	$(273)	$(84)	$(2,083)	$453

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities(1)	$(378)	$(88)	$(1,266)	$(48)
Equity securities	(103)	118	(256)	324
Derivative instruments(2)	114	(264)	(129)	(228)
Other	(25)	37	(93)	93

Total	(392)	(197)	(1,744)	141
Related adjustments(3)	(172)	19	(12)	(131)

Realized investment gains (losses), net, and related adjustments	$(564)	$(178)	$(1,756)	10

Related charges(4)	$17	$(2)	$45	$(15)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities(1)	$(54)	$(22)	$(269)	$66
Equity securities	(46)	65	(252)	303
Derivative instruments	235	69	207	(59)
Other	(16)	1	(25)	2

Total	$119	$113	$(339)	$312

Realized investment gains (losses) by segment—Fixed Maturity Securities
Financial Services Businesses:
Gross realized investment gains:
Individual Life	$2	$2	$7	$6
Individual Annuities	8	6	26	19
Group Insurance	2	5	11	23
Asset Management	—	—	—	—
Financial Advisory	—	—	—	—
Retirement	21	17	60	56
International Insurance	29	37	109	86
International Investments	—	—	—	—
Corporate and Other Operations	—	5	7	9

Total	62	72	220	199

Gross realized investment losses:
Individual Life	(53)	(10)	(128)	(17)
Individual Annuities	(49)	(10)	(129)	(35)
Group Insurance	(37)	(26)	(240)	(28)
Asset Management	(1)	(14)	(22)	(14)
Financial Advisory	—	—	—	—
Retirement	(246)	(55)	(618)	(84)
International Insurance	(38)	(28)	(241)	(39)
International Investments	—	—	—	(1)
Corporate and Other Operations	(16)	(17)	(108)	(29)

Total	(440)	(160)	(1,486)	(247)

Realized investment gains (losses), net—Financial Services Businesses	$(378)	$(88)	$(1,266)	$(48)

Closed Block Business:
Gross realized investment gains	$129	$90	$462	$314
Gross realized investment losses	(183)	(112)	(731)	(248)

Realized investment gains (losses), net—Closed Block Business	$(54)	$(22)	$(269)	$66

(1)	The Financial Services Businesses include $91 million and $756 million in the three and nine months ended September 30, 2008, respectively, and $11 million in the three months ended September 30, 2007, related to other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages. The Closed Block Business includes $39 million and $318 million in the three and nine months ended September 30, 2008, respectively, and $8 million in the three months ended September 30, 2007, related to other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages. The three months ended September 30, 2007 also includes losses of $67 million for the Financial Services Businesses and $3 million for the Closed Block Business relating to sales of asset-backed securities collateralized by sub-prime mortgages.
(2)	The Financial Services Businesses include $132 million and $318 million of losses in the three and nine months ended September 30, 2008, respectively, and $103 million and $92 million of losses in the three and nine months ended September 30, 2007, respectively, related to embedded derivatives associated with certain externally managed investments in the European market.
(3)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure as well as counterparty credit losses on derivative positions experienced during the third quarter of 2008. See Note 9 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(4)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 9 to the Unaudited Interim Consolidated Financial Statements.

2008 to 2007 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the third quarter of 2008 were $392 million, compared to net realized investment losses of $197 million in the third quarter of 2007. Net realized losses on fixed maturity securities were $378 million in the third quarter of 2008, compared to net losses of $88 million in the third quarter of 2007, as set forth in the following table:

	Three Months Ended September 30,
	2008	2007
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$51	$66
Private bond prepayment premiums	11	6

Total	62	72

Gross realized investment losses:
Gross losses on sales and maturities(1)	(95)	(127)
Other-than-temporary impairments	(333)	(31)
Credit related losses on sales	(12)	(2)

Total	(440)	(160)

Realized investment gains (losses), net—Fixed Maturity Securities	$(378)	$(88)

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net losses on sales and maturities of fixed maturity securities of $44 million in the third quarter of 2008, none of which related to asset-backed securities collateralized by sub-prime mortgages, were primarily due to credit spread increases in the marketplace and liquidity concerns. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Net losses on sales and maturities of fixed maturity securities of $61 million in the third quarter of 2007 were primarily due to credit spread increases in the structured credit marketplace resulting from concerns over sub-prime mortgage exposures, and interest rates. Gross losses on sales and maturities in the third quarter of 2007 include $67 million related to sales of asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2008 and 2007.

Net realized losses on equity securities were $103 million in the third quarter of 2008, of which net losses on sales of equity securities were $32 million and other-than-temporary impairments were $71 million. Net realized gains on equity securities were $118 million in the third quarter of 2007, of which net gains on sales of equity securities were $127 million, partially offset by other-than-temporary impairments of $9 million. Net realized gains on equity securities in 2007 were primarily due to sales of Japanese equities in our Gibraltar Life and Japanese Life Planner operations from portfolio restructuring and equity sales in our Korean Life Planner operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2008 and 2007.

Net realized gains on derivatives were $114 million in the third quarter of 2008, compared to net derivative losses of $264 million in the third quarter of 2007. The net derivative gains in 2008 primarily reflect positive mark-to-market adjustments of $153 million on currency derivatives used to hedge foreign investments due to the strengthening of the U.S. dollar and net gains of $147 million from interest rate derivative contracts mainly used to manage the duration of the fixed maturity investment portfolio. Also contributing to the net derivative gains in the third quarter of 2008 were net gains of $103 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses and net gains of $31 million related to equity market hedges used in our asset management business. Partially offsetting these gains were mark-to-market losses of $132 million on embedded derivatives associated with certain externally managed investments in the European market, net losses of $112 million on credit derivatives mainly related to contracts tied to our own credit and net losses of $101 million on embedded derivatives within certain variable annuity contracts, net of the effect of a related derivative hedging portfolio. Contracts tied to our own credit primarily relate to a credit derivative we issued concurrent with the issuance of surplus notes by one of our insurance subsidiaries. For additional information regarding these surplus notes and the associated credit derivative see “—Liquidity and Capital Resources—Financing Activities.” The net derivative losses in the third quarter of 2007 were primarily the result of net losses of $103 million on embedded derivatives associated with certain externally managed investments in the European market and net losses of $93 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses driven by the weakening of the U.S. dollar. Also contributing to the net derivative losses in the third quarter of 2007 was $34 million on derivative activity associated with our commercial mortgage operations. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized investment losses on other investments were $25 million in the third quarter of 2008, including $11 million of other-than-temporary impairments on real estate investments and investments in joint ventures and partnerships. The remaining $14 million primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial mortgage-backed securities market during 2008. For additional information regarding these operations, see “—Divested Businesses.” Net realized gains on other investments were $37 million in the third quarter of 2007, primarily from real estate related investments.

During the third quarter of 2008 we recorded total other-than-temporary impairments of $415 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $42 million attributable to the Financial Services Businesses in the third quarter of 2007. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2008	2007
	(in millions)
Other-than-temporary impairments—Financial Services Businesses
Public fixed maturity securities	$328	$29
Private fixed maturity securities	5	2

Total fixed maturity securities	333	31
Equity securities	71	9
Other invested assets(1)	11	2

Total	$415	$42

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Three Months Ended September 30, 2008
	Asset-backed securities collateralized by sub-prime mortgages	All other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities— Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$38	$197	$235
Due to other accounting guidelines(2)	53	45	98

Total	$91	$242	$333

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.
(2)	Represents circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value. Also includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of market forecasted prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment.

Fixed maturity other-than-temporary impairments in the third quarter of 2008 were concentrated in asset-backed securities and the finance and services sectors of our corporate securities, and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the third quarter of 2008 included $82 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers Holdings Inc., or Lehman Brothers, and $49 million related to American International Group, or AIG. Equity security other-than-temporary impairments in the third quarter of 2008 were primarily driven by overall declines in the Japanese equity markets. Fixed maturity other-than-temporary impairments in the third quarter of 2007 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuer. Included in the other-than-temporary impairments recorded on fixed maturities in the third quarter of 2007 were $11 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

As mentioned above, fixed maturity other-than-temporary impairments in the third quarter of 2008 included $82 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers. In addition, the third quarter of 2008 also included a $75 million loss associated with this bankruptcy filing relating to the unsecured portion of our counterparty exposure on derivative transactions we had entered into with Lehman Brothers and its affiliates. We have replaced these derivative positions with various other counterparties. The counterparty loss was included in “Asset management fees and other income,” under the broker-dealer accounting model followed by our affiliated derivative subsidiary that executed these transactions, and was excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” See Note 9 to the Unaudited Interim Consolidated Financial Statements for additional information.

As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income and included in adjusted operating income, if the recoverable value of the investment based on the expected future cash flows is greater than the carrying value of the investment after the impairment. Net investment income for the third quarter of 2008 included $18 million from the accretion of other-than-temporary impairments recognized in previous periods. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity other-than-temporary impairments, see “—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” below.

Closed Block Business

For the Closed Block Business, net realized investment gains in the third quarter of 2008 were $119 million, compared to net realized investment gains of $113 million in the third quarter of 2007. Net realized losses on fixed maturity securities were $54 million in the third quarter of 2008, compared to net realized losses of $22 million in the third quarter of 2007, as set forth in the following table:

	Three Months Ended September 30,
	2008	2007
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$114	$84
Private bond prepayment premiums	15	6

Total	129	90

Gross realized investment losses:
Gross losses on sales and maturities(1)	(63)	(99)
Other-than-temporary impairments	(119)	(8)
Credit related losses on sales	(1)	(5)

Total	(183)	(112)

Realized investment gains (losses), net—Fixed Maturity Securities	$(54)	$(22)

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities were $51 million in the third quarter of 2008, none of which related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Net losses on sales and maturities of fixed maturity securities of $15 million in the third quarter of 2007 were primarily due to sales related to our total return investment strategy, and included $3 million of gross losses related to sales of asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2008 and 2007.

Net realized losses on equity securities were $46 million in the third quarter of 2008, of which net losses on sales of equity securities were $32 million and other-than-temporary impairments were $14 million. Net realized gains on equity securities were $65 million in the third quarter of 2007, of which net trading gains on sales of equity securities were $69 million, partially offset by other-than-temporary impairments of $4 million. Results for both periods reflect sales pursuant to our active management strategy. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2008 and 2007.

Net gains on derivatives were $235 million in the third quarter of 2008, compared to net gains of $69 million in the third quarter of 2007. Derivative gains in the third quarter of 2008 primarily reflect net mark-to-market gains of $152 million on currency derivatives used to hedge foreign investments and net gains of $89 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. Derivative gains in the third quarter of 2007 were primarily the result of interest derivatives used to manage the duration of the fixed maturity investment portfolio. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized investment losses on other investments were $16 million in the third quarter of 2008, including $9 million related to other-than-temporary impairments on joint ventures and partnerships.

During the third quarter of 2008 we recorded total other-than-temporary impairments of $142 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $14 million attributable to the Closed Block Business in the third quarter of 2007. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2008	2007
	(in millions)
Other-than-temporary impairments—Closed Block Business
Public fixed maturity securities	$119	$8
Private fixed maturity securities	—	—

Total fixed maturity securities	119	8
Equity securities	14	4
Other invested assets(1)	9	2

Total	$142	$14

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Three Months Ended September 30, 2008
	Asset-backed securities collateralized by sub-prime mortgages	All other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$14	$73	$87
Due to other accounting guidelines(2)	25	7	32

Total	$39	$80	$119

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.
(2)	Represents circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value. Also includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of market forecasted prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment.

Fixed maturity other-than-temporary impairments in the third quarter of 2008 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the third quarter of 2008 included $16 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $30 million related to AIG. Equity security other-than-temporary impairments in the third quarter of 2008 were primarily driven by overall declines in the equity markets. Fixed maturity other-than-temporary impairments in the third quarter of 2007 were concentrated in asset-backed securities and the services sector of our corporate securities and were primarily driven by credit spread increases as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in the other-than-temporary impairments recorded on fixed maturities in the third quarter of 2007 were $8 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income if the recoverable value of the investment based on the expected future cash flows, is greater than the carrying value of the investment after the impairment. Net investment income for the third quarter of 2008 did not materially benefit from the accretion of other-than-temporary impairments recognized in previous periods.

2008 to 2007 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first nine months of 2008 were $1,744 million, compared to net realized investment gains of $141 million in the first nine months of 2007. Net realized losses on fixed maturity securities were $1,266 million in the first nine months of 2008, compared to net losses of $48 million in the first nine months of 2007, as set forth in the following table:

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Realized investment gains (losses) - Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$200	$189
Private bond prepayment premiums	20	10

Total	220	199

Gross realized investment losses:
Gross losses on sales and maturities(1)	(265)	(188)
Other-than-temporary impairments	(1,173)	(53)
Credit related losses on sales	(48)	(6)

Total	(1,486)	(247)

Realized investment gains (losses), net—Fixed Maturity Securities	$(1,266)	$(48)

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net losses on sales and maturities of fixed maturity securities of $65 million in the first nine months of 2008, none of which related to asset-backed securities collateralized by sub-prime mortgages, were primarily due to credit spread increases in the marketplace and liquidity concerns. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Net gains on sales and maturities of fixed maturity securities of $1 million in the first nine months of 2007 were primarily interest-rate related. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2008 and 2007.

Net realized losses on equity securities were $256 million in the first nine months of 2008, of which net losses on sales of equity securities were $42 million, and other-than-temporary impairments were $214 million. Net realized gains on equity securities were $324 million in the first nine months of 2007, of which net gains on sales of equity securities were $352 million, partially offset by other-than-temporary impairments of $28 million. Net realized gains on equity securities in 2007 were primarily due to sales of Japanese equities in our Gibraltar Life and Japanese Life Planner operations from portfolio restructuring and equity sales in our Korean Life Planner operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2008 and 2007.

Net realized losses on derivatives were $129 million in the first nine months of 2008, compared to net derivative losses of $228 million in the first nine months of 2007. The net derivative losses in the first nine months of 2008 primarily reflect net mark-to-market losses of $318 million on embedded derivatives associated with certain externally managed investments in the European market and net losses of $146 million on embedded derivatives within certain variable annuity contracts, net of the effect of a related derivative hedging portfolio. Partially offsetting these losses were positive mark to market adjustments of $132 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, net gains of $62 million related to equity market hedges used in our asset management business, net gains of $60 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio, and net gains of $58 million on currency derivatives used to hedge foreign investments in our domestic investment portfolio. The net derivative losses in the first nine months of 2007 were primarily the result of net losses of $123 million from interest rate derivative contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio and net losses of $92 million on embedded derivatives associated with certain externally managed investments in the European market. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category.” For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized investment losses on other investments were $93 million in the first nine months of 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial mortgage-backed securities market during 2008. For additional information regarding these operations, see “—Divested Businesses.” Net realized investment losses on other investments in the first nine months of 2008 also included $18 million of other-than-temporary impairments on real estate investments and investments in joint ventures and partnerships. Net realized investment gains on other investments were $93 million in the first nine months of 2007, primarily related to gains from real estate related investments, commercial loans, and our divested commercial mortgage securitization operations.

During the first nine months of 2008 we recorded total other-than-temporary impairments of $1,405 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $84 million attributable to the Financial Services Businesses in the first nine months of 2007. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Other-than-temporary impairments—Financial Services Businesses
Public fixed maturity securities	$1,140	$48
Private fixed maturity securities	33	5

Total fixed maturity securities	1,173	53
Equity securities	214	28
Other invested assets(1)	18	3

Total	$1,405	$84

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Nine Months Ended September 30, 2008
	Asset-backed securities collateralized by sub-prime mortgages	All other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities —Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$107	$240	$347
Due to other accounting guidelines(2)	649	177	826

Total	$756	$417	$1,173

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.
(2)	Represents circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value. Also includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of market forecasted prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment.

Fixed maturity other-than-temporary impairments in the first nine months of 2008 were concentrated in asset-backed securities and the finance, services, and manufacturing sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the first nine months of 2008 included $82 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $49 million related to AIG. Equity security other-than-temporary impairments in the first nine months of 2008 were primarily driven by overall declines in the Japanese equity markets. Other-than-temporary impairments in the first nine months of 2007 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities, and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

As mentioned above, fixed maturity other-than-temporary impairments in the first nine months of 2008 included $82 million related to the filing of a bankruptcy petition by Lehman Brothers. In addition, the first nine months of 2008 also included a $75 million loss associated with this bankruptcy filing relating to the unsecured portion of our counterparty exposure on derivative transactions we had entered into with Lehman Brothers and its affiliates. We have replaced these derivative positions with various other counterparties. The loss was included in “Asset management fees and other income,” under the broker-dealer accounting model followed by our affiliated derivative subsidiary that executed these transactions, and was excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” See Note 9 to the Unaudited Interim Consolidated Financial Statements for additional information.

As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income, and included in adjusted operating income if the recoverable value of the investment based on the expected future cash flows, is greater than the carrying value of the investment after the impairment. Net investment income for the first nine months of 2008 included $32 million from the accretion of other-than-temporary impairments recognized in previous periods.

Closed Block Business

For the Closed Block Business, net realized investment losses in the first nine months of 2008 were $339 million, compared to net realized investment gains of $312 million in the first nine months of 2007. Net realized losses on fixed maturity securities were $269 million in the first nine months of 2008, compared to net realized gains of $66 million in the first nine months of 2007, as set forth in the following table:

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$439	$301
Private bond prepayment premiums	23	13

Total	462	314

Gross realized investment losses:
Gross losses on sales and maturities(1)	(224)	(220)
Other-than-temporary impairments	(479)	(17)
Credit related losses on sales	(28)	(11)

Total	(731)	(248)

Realized investment gains (losses), net—Fixed Maturity Securities	$(269)	$66

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities of $215 million in the first nine months of 2008 were primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Net gains on sales and maturities of fixed maturity securities of $81 million in the first nine months of 2007 were primarily due to sales related to our total return strategy. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2008 and 2007.

Net realized losses on equity securities were $252 million in the first nine months of 2008, of which net losses on sales of equity securities were $51 million, and other-than-temporary impairments were $201 million. Net realized gains on equity securities were $303 million in the first nine months of 2007, of which net gains on sales of equity securities were $308 million, partially offset by other-than-temporary impairments of $5 million. Results for both periods reflect sales pursuant to our active management strategy. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2008 and 2007.

Net gains on derivatives were $207 million in the first nine months of 2008, compared to net losses of $59 million in the first nine months of 2007. Derivative gains in the first nine months of 2008 primarily reflect net mark-to-market gains of $121 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio, net gains $68 million on currency derivatives used to hedge foreign investments and net gains of $42 million on credit derivatives used to hedge credit exposure in our investment portfolio. Derivative losses in the first nine months of 2007 were primarily the result of currency derivatives used to hedge foreign investments. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized investment losses on other investments were $25 million in the first nine months of 2008, including $15 million related to other-than-temporary impairments on joint ventures and partnerships. Net realized investment gains on other investments were $2 million in the first nine months of 2007.

During the first nine months of 2008 we recorded total other-than-temporary impairments of $695 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $27 million attributable to the Closed Block Business in the first nine months of 2007. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Other-than-temporary impairments—Closed Block Business
Public fixed maturity securities	$455	$11
Private fixed maturity securities	24	6

Total fixed maturity securities	479	17
Equity securities	201	5
Other invested assets(1)	15	5

Total	$695	$27

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Nine Months Ended September 30, 2008
	Asset-backed securities collateralized by sub-prime mortgages	All other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$36	$98	$134
Due to other accounting guidelines(2)	282	63	345

Total	$318	$161	$479

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment.
(2)	Represents circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value. Also includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of market forecasted prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment.

Other-than-temporary impairments in the first nine months of 2008 were concentrated in asset-backed securities and the services, finance, and manufacturing sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the first nine months of 2008 included $16 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $30 million related to AIG. Equity security other-than-temporary impairments in the first nine months of 2008 were primarily driven by overall declines in the equity markets. Other-than-temporary impairments in the first nine months of 2007 were concentrated in asset-backed securities and the services and manufacturing sectors of our corporate securities and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income if the recoverable value of the investment based on the expected future cash flows is greater than the carrying value of the investment after the impairment. Net investment income for the first nine months of 2008 did not materially benefit from the accretion of other-than-temporary impairments recognized in previous periods.

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

Our total general account investments were $229.9 billion and $232.5 billion as of September 30, 2008 and December 31, 2007, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $169.0 billion and $163.0 billion as of September 30, 2008 and December 31, 2007, respectively, while total general account investments attributable to the Closed Block Business were $60.9 billion and $69.5 billion as of September 30, 2008 and December 31, 2007, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, as of September 30, 2008 is between 4 and 5 years.

	September 30, 2008
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$92,533	$29,283	$121,816	53.0%
Public, held to maturity, at amortized cost	2,774	—	2,774	1.2
Private, available for sale, at fair value	20,171	11,695	31,866	13.9
Private, held to maturity, at amortized cost	707	—	707	0.3
Trading account assets supporting insurance liabilities, at fair value	14,392	—	14,392	6.3
Other trading account assets, at fair value	856	128	984	0.4
Equity securities, available for sale, at fair value	4,244	3,131	7,375	3.2
Commercial loans, at book value	21,829	8,563	30,392	13.2
Policy loans, at outstanding balance	3,822	5,389	9,211	4.0
Other long-term investments(1)	2,508	1,416	3,924	1.7
Short-term investments(2)	5,184	1,263	6,447	2.8

Total general account investments	169,020	60,868	229,888	100.0%

Invested assets of other entities and operations(3)	11,019	—	11,019

Total investments	$180,039	$60,868	$240,907

	December 31, 2007
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$90,962	$37,168	$128,130	55.1%
Public, held to maturity, at amortized cost	2,879	—	2,879	1.2
Private, available for sale, at fair value	20,313	12,246	32,559	14.0
Private, held to maturity, at amortized cost	669	—	669	0.3
Trading account assets supporting insurance liabilities, at fair value	14,473	—	14,473	6.2
Other trading account assets, at fair value	204	142	346	0.2
Equity securities, available for sale, at fair value	4,629	3,940	8,569	3.7
Commercial loans, at book value	19,603	7,954	27,557	11.9
Policy loans, at outstanding balance	3,942	5,395	9,337	4.0
Other long-term investments(1)	2,724	1,268	3,992	1.7
Short-term investments(2)	2,598	1,385	3,983	1.7

Total general account investments	162,996	69,498	232,494	100.0%

Invested assets of other entities and operations(3)	11,063	—	11,063

Total investments	$174,059	$69,498	$243,557

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments consist primarily of money market funds with virtually no sub-prime exposure.
(3)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in 2008 was primarily a result of net operating inflows, the reinvestment of net investment results and the impact of foreign currency, partially offset by net declines in market value, primarily attributable to increased credit spreads. Net operating inflows include transfers of investments out of the separate accounts and into our general account relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. As part of the overall product design, the automatic rebalancing element transferred investments out of the separate accounts, and into our general account, due to equity market declines. The decrease in general account investments attributable to the Closed Block Business in 2008 was primarily due to reductions in leverage and a net decrease in market value, partially offset by portfolio growth as a result of reinvestment of net investment income.

We have substantial insurance operations in Japan, with 32% and 31% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of September 30, 2008 and December 31, 2007, respectively. Total general account investments related to our Japanese insurance operations were $53.3 billion and $50.7 billion as of September 30, 2008 and December 31, 2007, respectively. The average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, as of September 30, 2008 is approximately 11 years. The increase in general account investments related to our Japanese insurance operations in 2008 is primarily attributable to the impact of changes in foreign currency exchange rates, portfolio growth as a result of business growth and the reinvestment of net investment income, partially offset by net declines in market value. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2008	December 31, 2007
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$36,886	$34,752
Public, held to maturity, at amortized cost	2,774	2,879
Private, available for sale, at fair value	3,144	3,467
Private, held to maturity, at amortized cost	707	668
Trading account assets supporting insurance liabilities, at fair value	1,042	1,132
Other trading account assets, at fair value	669	48
Equity securities, available for sale, at fair value	2,355	2,550
Commercial loans, at book value	3,108	2,881
Policy loans, at outstanding balance	1,293	1,133
Other long-term investments(1)	1,171	993
Short-term investments	147	239

Total Japanese general account investments(2)	$53,296	$50,742

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of September 30, 2008, our Japanese insurance operations had $12.6 billion of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third party derivative contracts and $5.4 billion that support liabilities denominated in U.S. dollars. As of December 31, 2007, our Japanese insurance operations had $10.2 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $4.1 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended September 30, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.80%	$1,413	6.23%	$649	5.17%	$2,062
Trading account assets supporting insurance liabilities	5.21	187	—	—	5.21	187
Equity securities	5.51	64	2.91	24	4.44	88
Commercial loans	5.86	316	6.42	137	6.02	453
Policy loans	5.48	54	6.32	85	5.96	139
Short-term investments and cash equivalents	2.39	72	8.90	20	2.61	92
Other investments	3.49	33	(0.60)	(3)	2.29	30

Gross investment income before investment expenses	4.84	2,139	5.93	912	5.12	3,051
Investment expenses	(0.13)	(81)	(0.23)	(64)	(0.16)	(145)

Investment income after investment expenses	4.71%	2,058	5.70%	848	4.96%	2,906

Investment results of other entities and operations(2)		25		—		25

Total investment income		$2,083		$848		$2,931

	Three Months Ended September 30, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.01%	$1,426	6.29%	$763	5.38%	$2,189
Trading account assets supporting insurance liabilities	5.14	183	—	—	5.14	183
Equity securities	5.82	60	2.54	21	4.36	81
Commercial loans	6.24	280	6.77	124	6.39	404
Policy loans	5.08	47	6.12	82	5.69	129
Short-term investments and cash equivalents	5.11	93	12.93	59	6.21	152
Other investments	3.55	26	22.28	57	8.53	83

Gross investment income before investment expenses	5.17	2,115	6.49	1,106	5.54	3,221
Investment expenses	(0.13)	(128)	(0.22)	(146)	(0.16)	(274)

Investment income after investment expenses	5.04%	1,987	6.27%	960	5.38%	2,947

Investment results of other entities and operations(2)		86		—		86

Total investment income		$2,073		$960		$3,033

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 4.96% and 5.38% for the three months ended September 30, 2008 and

2007, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.71% for the three months ended September 30, 2008, compared to 5.04% for the three months ended September 30, 2007. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 5.70% for the three months ended September 30, 2008, compared to 6.27% for the three months ended September 30, 2007. The decrease was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation of the underlying assets.

	Nine Months Ended September 30, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield (1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.85%	$4,191	6.35%	$2,021	5.24%	$6,212
Trading account assets supporting insurance liabilities	5.25	561	—	—	5.25	561
Equity securities	4.96	170	3.31	81	4.27	251
Commercial loans	5.97	922	6.58	405	6.14	1,327
Policy loans	5.31	157	6.35	251	5.90	408
Short-term investments and cash equivalents	2.96	238	11.23	76	3.28	314
Other investments	3.92	95	2.03	21	3.35	116

Gross investment income before investment expenses	4.91	6,334	6.14	2,855	5.23	9,189
Investment expenses	(0.14)	(241)	(0.24)	(230)	(0.16)	(471)

Investment income after investment expenses	4.77%	6,093	5.90%	2,625	5.07%	8,718

Investment results of other entities and operations(2)		266		—		266

Total investment income		$6,359		$2,625		$8,984

	Nine Months Ended September 30, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.06%	$4,264	6.46%	$2,278	5.46%	$6,542
Trading account assets supporting insurance liabilities	5.03	529	—	—	5.03	529
Equity securities	5.04	149	2.98	71	4.12	220
Commercial loans	6.15	798	7.03	376	6.41	1,174
Policy loans	5.11	136	6.22	246	5.77	382
Short-term investments and cash equivalents	4.99	275	9.00	141	5.45	416
Other investments	5.60	118	21.36	147	9.58	265

Gross investment income before investment expenses	5.19	6,269	6.58	3,259	5.58	9,528
Investment expenses	(0.14)	(402)	(0.22)	(420)	(0.17)	(822)

Investment income after investment expenses	5.05%	5,867	6.36%	2,839	5.41%	8,706

Investment results of other entities and operations(2)		249		—		249

Total investment income		$6,116		$2,839		$8,955

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.07% and 5.41% for the nine months ended September 30, 2008 and 2007, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.77% for the nine months ended September 30, 2008, compared to 5.05% for the nine months ended September 30, 2007. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 5.90% for the nine months ended September 30, 2008, compared to 6.36% for the nine months ended September 30, 2007. The decrease was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation of the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.82%	$1,074	6.30%	$1,163
Trading account assets supporting insurance liabilities	5.42	180	5.40	177
Equity securities	7.53	39	8.25	40
Commercial loans	6.07	280	6.55	249
Policy loans	6.26	42	5.58	37
Short-term investments and cash equivalents	2.49	69	5.49	84
Other investments	1.37	8	0.86	5

Gross investment income before investment expenses	5.54	1,692	6.10	1,755
Investment expenses	(0.11)	(57)	(0.11)	(106)

Investment income after investment expenses	5.43%	1,635	5.99%	1,649

Investment results of other entities and operations(2)		25		86

Total investment income		$1,660		$1,735

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.43% for the three months ended September 30, 2008, compared to 5.99% for the three months ended September 30, 2007. The decrease was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets.

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.97%	$3,211	6.39%	$3,487
Trading account assets supporting insurance liabilities	5.50	542	5.31	513
Equity securities	7.49	113	7.55	105
Commercial loans	6.17	816	6.46	706
Policy loans	5.97	121	5.65	107
Short-term investments and cash equivalents	3.01	223	5.39	257
Other investments	1.31	19	2.43	35

Gross investment income before investment expenses	5.70	5,045	6.16	5,210
Investment expenses	(0.11)	(162)	(0.13)	(332)

Investment income after investment expenses	5.59%	4,883	6.03%	4,878

Investment results of other entities and operations(2)		266		249

Total investment income		$5,149		$5,127

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.59% for the nine months ended September 30, 2008, compared to 6.03% for the nine months ended September 30, 2007. The decrease was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation of the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.11%	$339	2.72%	$263
Trading account assets supporting insurance liabilities	2.73	7	2.25	6
Equity securities	3.82	25	3.66	20
Commercial loans	4.66	36	4.53	31
Policy loans	3.82	12	3.81	10
Short-term investments and cash equivalents	1.39	3	3.45	9
Other investments	5.58	25	10.17	21

Gross investment income before investment expenses	3.29	447	3.03	360
Investment expenses	(0.18)	(24)	(0.17)	(22)

Total investment income	3.11%	$423	2.86%	$338

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 3.11% for the three months ended September 30, 2008, compared to 2.86% for the three months ended September 30, 2007. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments, the lengthening of the duration of the investment portfolio by investing in longer term securities, and an increase in credit exposure. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2008 and 2007 was approximately $11.0 billion and $7.3 billion, respectively, based on amortized cost.

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.01%	$980	2.70%	$777
Trading account assets supporting insurance liabilities	2.25	19	1.85	16
Equity securities	2.96	57	2.82	44
Commercial loans	4.75	106	4.49	92
Policy loans	3.86	36	3.78	29
Short-term investments and cash equivalents	2.46	15	2.91	18
Other investments	7.42	76	12.76	83

Gross investment income before investment expenses	3.21	1,289	3.00	1,059
Investment expenses	(0.19)	(79)	(0.17)	(70)

Total investment income	3.02%	$1,210	2.83%	$989

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 3.02% for the nine months ended September 30, 2008, compared to 2.83% for the nine months ended September 30, 2007. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments, the lengthening of the duration of the investment portfolio by investing in longer term securities, and an increase in credit exposure. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the nine months ended September 30, 2008 and 2007 was approximately $9.5 billion and $7.3 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations and our on-going process to lengthen the duration of our Japanese yen investment portfolio see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

Fixed Maturity Securities – Financial Services Businesses

	September 30, 2008				December 31, 2007
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$16,385	$233	$882	$15,736	$14,754	$523	$248	$15,029
Utilities	10,143	195	615	9,723	10,170	408	191	10,387
Finance	9,048	36	849	8,235	11,009	141	247	10,903
Services	8,639	97	641	8,095	8,238	237	191	8,284
Energy	4,105	55	303	3,857	4,009	157	69	4,097
Transportation	3,106	68	122	3,052	2,872	112	38	2,946
Retail and Wholesale	3,139	24	162	3,001	2,722	64	50	2,736
Other	872	10	52	830	742	11	20	733

Total Corporate Securities	55,437	718	3,626	52,529	54,516	1,653	1,054	55,115
Foreign Government	28,802	993	113	29,682	27,606	904	98	28,412
Asset-Backed Securities	12,091	78	1,430	10,739	13,833	123	747	13,209
Residential Mortgage-Backed	10,991	131	78	11,044	7,782	104	46	7,840
Commercial Mortgage-Backed	8,420	8	584	7,844	6,581	102	25	6,658
U.S. Government	3,318	377	15	3,680	2,585	379	—	2,964
State & Municipal(3)	577	23	4	596	583	37	—	620

Total(4)(5)	$119,636	$2,328	$5,850	$116,114	$113,486	$3,302	$1,970	$114,818

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $37 million of gross unrealized gains and $108 million of gross unrealized losses as of September 30, 2008, compared to $36 million of gross unrealized gains and $41 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity, which are not reflected in other comprehensive income.
(3)	State and municipal securities were previously presented within U.S. Government.
(4)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(5)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of September 30, 2008, consist primarily of 24% foreign government securities, 14% manufacturing sector, 10% asset-backed securities and 9% residential mortgage-backed securities, compared to 24% foreign government securities, 13% manufacturing sector, 12% asset-backed securities and 10% finance sector as of December 31, 2007.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses increased from $1.970 billion as of December 31, 2007 to $5.850 billion as of September 30, 2008, primarily due to credit spread increases in the credit markets and liquidity concerns. The gross unrealized losses as of September 30, 2008 were concentrated primarily in asset-backed securities and the manufacturing, finance, and service sectors of our corporate securities. The gross unrealized losses as of December 31, 2007 were concentrated primarily in asset-backed securities and the manufacturing and finance sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Financial Services Businesses decreased from $3.302 billion as of December 31, 2007 to $2.328 billion as of September 30, 2008.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities – Closed Block Business

	September 30, 2008				December 31, 2007
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,441	$110	$472	$8,079	$8,455	$346	$91	$8,710
Utilities	5,443	127	407	5,163	5,338	280	73	5,545
Services	4,571	66	327	4,310	4,566	184	77	4,673
Finance	2,399	5	246	2,158	3,997	53	71	3,979
Energy	2,068	26	149	1,945	2,103	99	13	2,189
Retail and Wholesale	1,624	24	92	1,556	1,631	59	19	1,671
Transportation	1,264	32	86	1,210	1,274	65	21	1,318

Total Corporate Securities	25,810	390	1,779	24,421	27,364	1,086	365	28,085
Asset-Backed Securities	6,429	21	1,053	5,397	8,091	14	478	7,627
Commercial Mortgage-Backed	3,869	4	269	3,604	4,265	46	21	4,290
Residential Mortgage-Backed	3,688	38	60	3,666	5,163	61	18	5,206
U.S. Government	2,939	125	16	3,048	3,184	291	1	3,474
State & Municipal(2)	234	12	3	243	169	18	—	187
Foreign Government	594	31	26	599	496	53	4	545

Total	$43,563	$621	$3,206	$40,978	$48,732	$1,569	$887	$49,414

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	State and municipal securities were previously presented within U.S. Government.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of September 30, 2008 consist primarily of 19% manufacturing sector, 15% asset-backed securities, 12% utilities sector, 10% services sector, 9% commercial mortgage-backed securities and 8% residential mortgage-backed securities compared to 17% asset-backed securities, 17% manufacturing sector, 11% utilities sector, 11% residential mortgage-backed securities, 9% services sector, and 9% commercial mortgage-backed securities, as of December 31, 2007.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business increased from $887 million as of December 31, 2007 to $3.206 billion as of September 30, 2008, primarily due to credit spread increases in the credit markets and liquidity concerns. The gross unrealized losses as of September 30, 2008 and December 31, 2007 were concentrated primarily in asset-backed securities and the manufacturing, utilities, and service sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Closed Block Business decreased from $1.569 billion as of December 31, 2007 to $621 million as of September 30, 2008.

Asset-Backed Securities

As of September 30, 2008, included within asset-backed securities attributable to the Financial Services Businesses on an amortized cost basis is approximately $5.872 billion ($4.696 billion fair value) of securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan to value ratios, or limited documentation. The slowing U.S. housing market, high interest rate resets, and relaxed underwriting standards for some originators of sub-prime mortgages have recently led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost – Financial Services Businesses

	September 30, 2008						Total December 31, 2007
	Lowest Rating Agency Rating					Total
Vintage	AAA	AA	A	BBB	BB and below
	($ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	311	176	69	55	—	611	737
2006	1,007	408	182	163	7	1,767	2,622
2005	38	3	—	6	1	48	142
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	1,356	587	251	224	8	2,426	3,501
All other portfolios
2008	—	—	—	—	—	—	—
2007	73	93	53	32	62	313	420
2006	385	486	97	153	259	1,380	1,811
2005	17	370	92	61	35	575	677
2004	41	359	249	38	3	690	763
2003 & Prior	28	191	145	82	42	488	640

Total all other portfolios	544	1,499	636	366	401	3,446	4,311

Total collateralized by sub-prime mortgages(2)	1,900	2,086	887	590	409	5,872	7,812
Other asset-backed securities:
Externally managed investments in the European market	—	—	964	489	14	1,467	1,841
Collateralized by auto loans	1,471	74	60	82	3	1,690	1,187
Collateralized by credit cards	69	—	2	722	—	793	907
Collateralized by non-sub-prime mortgages	826	42	7	33	15	923	771
Other asset-backed securities(4)	686	241	147	100	172	1,346	1,315

Total asset-backed securities(5)	$4,952	$2,443	$2,067	$2,016	$613	$12,091	$13,833

Asset-Backed Securities at Fair Value – Financial Services Businesses

	September 30, 2008						Total December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	272	139	58	41	—	510	692
2006	942	367	156	139	5	1,609	2,532
2005	37	3	—	6	1	47	140
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	1,251	509	214	186	6	2,166	3,364
All other portfolios
2008	—	—	—	—	—	—	—
2007	39	62	44	25	38	208	341
2006	312	324	73	117	149	975	1,539
2005	15	265	76	47	29	432	604
2004	36	272	187	33	2	530	711
2003 & Prior	25	151	112	64	33	385	576

Total all other portfolios	427	1,074	492	286	251	2,530	3,771

Total collateralized by sub-prime mortgages	1,678	1,583	706	472	257	4,696	7,135
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	983	499	14	1,496	1,898
Collateralized by auto loans	1,450	72	58	67	3	1,650	1,188
Collateralized by credit cards	68	—	2	623	—	693	874
Collateralized by non-sub-prime mortgages	839	41	7	32	15	934	778
Other asset-backed securities(4)	679	221	126	85	159	1,270	1,336

Total asset-backed securities(5)	$4,714	$1,917	$1,882	$1,778	$448	$10,739	$13,209

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $5.9 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2008 are $0.9 billion of securities supported by guarantees from monoline bond insurers, of which $0.7 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(3)	Excludes the $(338) million impact of the bifurcated embedded derivative described below.
(4)	As of September 30, 2008, includes collateralized debt obligations with amortized cost of $507 million and fair value of $474 million, with less than 1% secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.
(5)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Asset of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for information regarding $1.0 billion of such securities as of September 30, 2008. An additional $255 million of asset-backed securities held within the general account as of September 30, 2008 are classified as other trading, 79% of which have credit ratings of A or above and the remaining 21% of virtually all of which have BBB credit ratings.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2008, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in 2008. As of September 30, 2008, based on amortized cost, approximately 32% of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses had AAA credit ratings, 36% had AA credit ratings, 15% had A credit ratings, 10% had BBB credit ratings, and the remaining 7% had below investment grade credit ratings, compared to 71% with AAA credit ratings, 19% with AA credit ratings, 9% with A credit ratings, 1% with BBB credit ratings, and less than 1% with below investment grade credit ratings, as of December 31, 2007. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $7.812 billion as of December 31, 2007 to $5.872 billion as of September 30, 2008, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $1,201 million as of September 30, 2008 and $682 million as of December 31, 2007, respectively. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 34% as of September 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2008, based on amortized cost, approximately 91% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 50% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $5.872 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of September 30, 2008 were $1.967 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $1.467 billion of externally managed investments in the European market, included above in asset-backed securities of the Financial Services Businesses as of September 30, 2008, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 46% European corporate and bank bonds, 22% bank capital, 17% European asset-backed securities, and 15% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of September 30, 2008 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 91% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” As discussed further in Note 9 to the Unaudited Interim Consolidated Financial Statements, any changes in market value of the embedded total return swaps are excluded from adjusted operating income. The fair value of the embedded derivatives associated with these investments declined in the third quarter of 2008 due to increased credit spreads in the applicable financial markets, and remain in a loss position on a cumulative basis as a result of the recent stress in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives. During the second quarter of 2008, we restructured certain of these investments, which included an additional investment of approximately $500 million to fund our share of leverage in certain of the existing portfolios. The decrease in externally managed investment in the European market from December 31, 2007 is primarily a result of this restructuring, as beginning in the second quarter of 2008, the underlying restructured portfolio of investments and derivatives, totaling approximately $680 million, is held directly on our balance sheet primarily within “Other trading account assets, at fair value.” The difference between the market value of the investments at the time of the restructuring and the par amount, previously recognized primarily in “Realized investment gains (losses), net” due to changes in the market value of the embedded total return swap, will be accreted into net investment income, and included in adjusted operating income, over the remaining life of the investments.

As of September 30, 2008, included within asset-backed securities attributable to the Closed Block Business on an amortized cost basis is approximately $4.881 billion ($3.945 billion fair value) of securities collateralized by sub-prime mortgages. See above for a description of asset-backed securities collateralized by sub-prime mortgages. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost – Closed Block Business

	September 30, 2008
	Lowest Rating Agency Rating						Total December 31, 2007
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	($ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	313	181	71	30	—	595	768
2006	1,031	420	188	13	8	1,660	2,735
2005	39	3	—	—	—	42	148
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	1,383	604	259	43	8	2,297	3,651
All other portfolios
2008	—	—	—	—	—	—	—
2007	54	36	23	41	45	199	211
2006	408	253	124	178	160	1,123	1,074
2005	28	334	31	38	15	446	456
2004	8	300	39	3	—	350	370
2003 & Prior	38	241	80	71	36	466	568

Total all other portfolios	536	1,164	297	331	256	2,584	2,679

Total collateralized by sub-prime mortgages(2)	1,919	1,768	556	374	264	4,881	6,330
Other asset-backed securities:
Collateralized by credit cards	—	—	—	457	—	457	544
Collateralized by auto loans	283	11	10	31	—	335	387
Externally managed investments in the European market	—	—	281	—	—	281	281
Collateralized by education loans	190	20	—	—	6	216	215
Other asset-backed securities(4)	122	44	47	11	35	259	334

Total asset-backed securities	$2,514	$1,843	$894	$873	$305	$6,429	$8,091

Asset-Backed Securities at Fair Value – Closed Block Business

	September 30, 2008						Total December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	273	144	60	21	—	498	721
2006	963	378	161	8	5	1,515	2,640
2005	38	3	—	—	—	41	147
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	1,274	525	221	29	5	2,054	3,508
All other portfolios
2008	—	—	—	—	—	—	—
2007	43	23	13	30	38	147	175
2006	299	155	78	147	93	772	926
2005	24	249	19	29	11	332	412
2004	7	224	32	2	—	265	344
2003 & Prior	34	190	66	55	30	375	518

Total all other portfolios	407	841	208	263	172	1,891	2,375

Total collateralized by sub-prime mortgages	1,681	1,366	429	292	177	3,945	5,883
Other asset-backed securities:
Collateralized by credit cards	—	—	—	387	—	387	522
Collateralized by auto loans	280	11	10	24	—	325	386
Externally managed investments in the European market(3)	—	—	289	—	—	289	283
Collateralized by education loans	188	15	—	—	5	208	215
Other asset-backed securities(4)	119	41	41	9	33	243	338

Total asset-backed securities(5)	$2,268	$1,433	$769	$712	$215	$5,397	$7,627

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $4.9 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2008 are $0.5 billion of securities supported by guarantees from monoline bond insurers, of which $0.4 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(3)	Excludes the $(74) million impact of the embedded derivative described below.
(4)	As of September 30, 2008 includes collateralized debt obligations with amortized cost of $61 million and fair value of $62 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, timeshares, aircraft, and franchises.
(5)	Excluded from the table above are $17 million of asset-backed securities classified as other trading and carried at fair value, all of which have BBB credit ratings as of September 30, 2008.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2008, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in 2008. As of September 30, 2008, based on amortized cost, approximately 39% of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business had AAA credit ratings, 36% had AA credit ratings, 11% had A credit ratings, 8% had BBB credit ratings, and 6% had below investment grade credit ratings, compared to 79% with AAA credit ratings, 18% with AA credit ratings, 3% with A credit ratings, and less than 1% with BBB or below investment grade credit ratings, as of December 31, 2007. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $6.330 billion as of December 31, 2007 to $4.881 billion as of September 30, 2008, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $944 million as of September 30, 2008 and $447 million as of December 31, 2007, respectively. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 35% as of September 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2008, based on amortized cost, approximately 96% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 58% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $4.881 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of September 30, 2008 were $1.947 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $281 million of externally managed investments in the European market, included in asset-backed securities of the Closed Block Business, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 46% European corporate and bank bonds, 22% bank capital, 17% European asset-backed securities, and 15% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of September 30, 2008 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 91% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The fair value of the embedded derivatives associated with these investments declined in the third quarter of 2008 due to increased credit spreads in the applicable financial markets, and remain in a loss position on a cumulative basis as a result of the recent stress in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

Residential Mortgage-Backed Securities

As of September 30, 2008, $10.785 billion of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or above. Of these pass-through securities, $9.594 billion are supported by the U.S. government, and $1.191 billion are supported by foreign governments. Collateralized mortgage obligations, including approximately $51 million secured by “ALT-A” mortgages, represented the remaining $206 million of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), and all have credit ratings of A or above.

As of September 30, 2008, $3.118 billion of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit U.S. government guarantees and have credit ratings of AAA. Collateralized mortgage obligations, including approximately $150 million secured by “ALT-A” mortgages, represented the remaining $570 million of residential mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business), and all have AAA credit ratings. For additional information regarding our exposure to Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Corporation, or Freddie Mac, see “—Government Sponsored Entities.”

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

Commercial Mortgage-Backed Securities at Amortized Cost – Financial Services Businesses

	September 30, 2008						Total December 31, 2007
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	($ in millions)
2008	$176	$4	$22	$88	$21	$311	$—
2007	1,606	—	3	64	69	1,742	713
2006	3,367	5	—	6	12	3,390	2,546
2005	1,513	—	—	10	37	1,560	1,509
2004	431	—	—	—	4	435	423
2003 & Prior	828	98	31	15	10	982	1,390

Total commercial mortgage-backed securities(1)(2)	$7,921	$107	$56	$183	$153	$8,420	$6,581

Commercial Mortgage-Backed Securities at Fair Value – Financial Services Businesses

	September 30, 2008						Total December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2008	$161	$3	$22	$88	$22	$296	$—
2007	1,518	—	3	62	61	1,644	727
2006	3,084	5	—	6	11	3,106	2,588
2005	1,396	—	—	10	36	1,442	1,517
2004	395	—	—	0	3	398	421
2003 & Prior	814	94	28	13	9	958	1,405

Total commercial mortgage-backed securities(1)	$7,368	$102	$53	$179	$142	$7,844	$6,658

(1)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for information regarding $2.4 billion of such securities as of September 30, 2008.
(2)	Included in the table above are commercial mortgage-backed securities supported by Japan based mortgages of $9 million in AAA, $4 million in AA, $25 million in A, $168 million in BBB and $148 million in BB and below.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 35% as of September 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of September 30, 2008, based on amortized cost, approximately 91% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 75% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our U.S. and Non-U.S. commercial mortgage-backed securities attributable to the Financial Services Businesses based on amortized cost as of September 30, 2008, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities – Subordination Percentages by Rating and Vintage—Financial Services Businesses

	September 30, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2008	50%	—%	—%	—%	—%
2007	40	—	—	—	—
2006	37	30	—	—	—
2005	35	—	—	—	—
2004	43	—	—	—	48
2003 & Prior	36	28	16	13	40

Non-U.S. Commercial Mortgage-Backed Securities – Subordination Percentages by Rating and Vintage – Financial Services Businesses

	September 30, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2008	—%	25%	8%	5%	5%
2007	—	—	10	5	1
2006	—	—	—	6	1
2005	—	—	—	13	9
2004	—	—	—	—	—
2003 & Prior	—	—	—	—	—

Loan to value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage-backed securities. The loan to value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan to value ratios greater than 100% percent indicate that the loan amount is greater than the collateral value. Therefore, all else being equal, a smaller loan to value ratio generally indicates a higher quality security. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a larger debt service coverage ratio generally indicates a higher quality security. As of September 30, 2008, based on amortized cost, the weighted average loan to value and debt service coverage ratios of commercial mortgage-backed securities attributable to the Financial Services Businesses was 69% and 1.55 times, respectively. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of September 30, 2008 by loan to value and debt service coverage ratios.

Commercial Mortgage-Backed Securities by Loan to Value Ratio – Financial Services Businesses

	September 30, 2008
	Amortized Cost	Fair Value
	(in millions)
0% - 50%	$65	$59
50% - 60%	416	393
60% - 70%	3,846	3,592
70% - 80%	4,021	3,735
80% - 90%	71	64
90% - 100%	—	—
Greater than 100%	1	1

Total	$8,420	$7,844

Commercial Mortgage-Backed Securities by Debt Service Coverage Ratio – Financial Services Businesses

	September 30, 2008
	Amortized Cost	Fair Value
	(in millions)
Greater than 2.0 times	$312	$298
1.8 times – 2.0 times	946	878
1.5 times – 1.8 times	3,155	2,935
1.2 times – 1.5 times	3,681	3,425
1.0 times – 1.2 times	303	286
Less than 1.0 times	23	22

Total	$8,420	$7,844

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost – Closed Block Business

	September 30, 2008						Total December 31, 2007
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	($ in millions)
2008	$10	$—	$—	$—	$—	$10	$—
2007	418	—	12	—	—	430	277
2006	880	—	—	—	—	880	1,207
2005	1,285	—	—	—	—	1,285	1,375
2004	395	—	—	—	—	395	397
2003 & Prior	783	42	43	1	—	869	1,009

Total commercial mortgage-backed securities	$3,771	$42	$55	$1	$—	$3,869	$4,265

Commercial Mortgage-Backed Securities at Fair Value – Closed Block Business

	September 30, 2008						Total December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2008	$9	$—	$—	$—	$—	$9	$—
2007	389	—	7	—	—	396	279
2006	798	—	—	—	—	798	1,221
2005	1,187	—	—	—	—	1,187	1,375
2004	365	—	—	—	—	365	392
2003 & Prior	769	39	40	1	—	849	1,023

Total commercial mortgage-backed securities	$3,517	$39	$47	$1	$—	$3,604	$4,290

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 32% as of September 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure which has been effectively defeased by US Treasury securities. As of September 30, 2008, based on amortized cost, approximately 92% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 59% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of September 30, 2008, by rating and vintage

Commercial Mortgage-Backed Securities – Subordination Percentages by Rating and Vintage – Closed Block Business

	September 30, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2008	28%	—%	—%	—%	—%
2007	30	—	53	—	—
2006	29	—	—	—	—
2005	28	—	—	—	—
2004	19	—	—	—	—
2003 & Prior	33	21	16	9	—

Loan to value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage-backed securities. See above for a description of these ratios. As of September 30, 2008, based on amortized cost, the weighted average loan to value and debt service coverage ratios of commercial mortgage-backed securities attributable to the Closed Block Business is 69% and 1.58 times, respectively. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of September 30, 2008 by loan to value and debt service coverage ratios.

Commercial Mortgage-Backed Securities by Loan to Value Ratio – Closed Block Business

	September 30, 2008
	Amortized Cost	Fair Value
	(in millions)
0% - 50%	$—	$—
50% - 60%	185	165
60% - 70%	1,791	1,668
70% - 80%	1,888	1,766
80% - 90%	5	5
90% - 100%	—	—
Greater than 100%	—	—

Total	$3,869	$3,604

Commercial Mortgage-Backed Securities by Debt Service Coverage Ratio – Closed Block Business

	September 30, 2008
	Amortized Cost	Fair Value
	(in millions)
Greater than 2.0 times	$23	$21
1.8 times – 2.0 times	433	401
1.5 times – 1.8 times	2,179	2,013
1.2 times – 1.5 times	1,197	1,135
1.0 times – 1.2 times	37	34
Less than 1.0 times	—	—

Total	$3,869	$3,604

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

Certain of our fixed maturity investments are supported by guarantees from monoline bond insurers. The following table sets forth the amortized cost and fair value of our fixed maturity investments supported by guarantees from monoline bond insurers as of the dates indicated.

Fixed Maturity Securities Guaranteed by Monoline Bond Insurers

	September 30, 2008
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$903	$729	$544	481
Other	337	307	103	94

Total asset-backed securities	1,240	1,036	647	575
Municipal bonds	409	420	127	135
Commercial mortgage-backed securities	—	—	—	—

Total	$1,649	$1,456	$774	$710

	December 31, 2007
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$1,623	$1,490	$1,060	$1,024
Other	607	622	184	186

Total asset-backed securities	2,230	2,112	1,244	1,210
Municipal bonds	421	447	119	132
Commercial mortgage-backed securities	5	5	5	5

Total	$2,656	$2,564	$1,368	$1,347

As of September 30, 2008, on an amortized cost basis, $1.649 billion, or 1%, of fixed maturity investments attributable to the Financial Services Businesses were supported by guarantees from monoline bond insurers. As of September 30, 2008, 79% of these investments had A credit ratings or higher, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 70% of the $1.649 billion total attributable to the Financial Services Businesses as of September 30, 2008 (based upon amortized cost) would have investment grade credit ratings, including 54% of the asset-backed securities collateralized by sub-prime mortgages, 77% of the other asset-backed securities, and all of the municipal bonds. As of September 30, 2008, the bond insurance is provided by five insurance companies, with no company representing more than 34% of the overall amortized cost of the securities supported by bond insurance attributable to the Financial Services Businesses. For additional information regarding credit derivatives we have purchased in order to hedge our exposure relating to certain of these guarantees from monoline bond insurers, see “—Credit Derivative Exposure to Public Fixed Maturities.”

As of September 30, 2008, on an amortized cost basis, $774 million, or 2%, of fixed maturity investments attributable to the Closed Block Business were supported by guarantees from monoline bond insurers. As of September 30, 2008, 72% of these investments had A credit ratings or higher, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 88% of the $774 million total attributable to the Closed Block Business as of September 30, 2008 (based upon amortized cost) would have investment grade credit ratings, including 85% of the asset-backed securities collateralized by sub-prime mortgages, 91% of the other asset-backed securities, and all of the municipal bonds. As of September 30, 2008, the bond insurance is provided by five insurance companies, with no company representing more than 34% of the overall amortized cost of the securities supported by bond insurance attributable to the Closed Block Business.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $8.2 billion, or 7%, of the total fixed maturities as of September 30, 2008 and $7.5 billion, or 7%, of the total fixed maturities as of December 31, 2007. Below investment grade fixed maturities represented 13% and 12% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2008 and December 31, 2007, respectively.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.9 billion, or 14%, of the total fixed maturities as of September 30, 2008 and $5.7 billion, or 12%, of the total fixed maturities as of December 31, 2007. Below investment grade fixed maturities represented 17% of the gross unrealized losses attributable to the Closed Block Business as of September 30, 2008, compared to 18% of gross unrealized losses as of December 31, 2007.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities – Financial Services Businesses

(1)(2) NAIC Designation	Rating Agency Equivalent	September 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$79,416	$1,789	$3,046	$78,159	$74,678	$2,036	$1,184	$75,530
2	Baa	14,139	187	1,184	13,142	13,573	490	351	13,712

	Subtotal Investment Grade	93,555	1,976	4,230	91,301	88,251	2,526	1,535	89,242
3	Ba	2,844	30	332	2,542	2,830	68	102	2,796
4	B	1,392	3	178	1,217	1,681	38	82	1,637
5	C and lower	150	14	30	134	115	5	6	114
6	In or near default	32	3	5	30	34	5	1	38

	Subtotal Below Investment Grade	4,418	50	545	3,923	4,660	116	191	4,585

Total Public Fixed Maturities		$97,973	$2,026	$4,775	$95,224	$92,911	$2,642	$1,726	$93,827

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2008 and December 31, 2007, respectively, 14 securities with amortized cost of $19 million (fair value, $13 million) and 14 securities with amortized cost of $49 million (fair value, $46 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $23 million of gross unrealized gains and $106 million gross unrealized losses as of September 30, 2008, compared to $25 million of gross unrealized gains and $39 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities – Closed Block Business

(1) NAIC Designation	Rating Agency Equivalent	September 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$22,244	$245	$1,730	$20,759	$27,437	$618	$578	$27,477
2	Baa	5,968	48	597	5,419	5,915	199	101	6,013

	Subtotal Investment Grade	28,212	293	2,327	26,178	33,352	817	679	33,490
3	Ba	2,134	15	223	1,926	1,992	46	61	1,977
4	B	1,158	2	145	1,015	1,588	23	58	1,553
5	C and lower	194	4	43	155	131	5	8	128
6	In or near default	12	—	3	9	19	1	—	20

	Subtotal Below Investment Grade	3,498	21	414	3,105	3,730	75	127	3,678

Total Public Fixed Maturities		$31,710	$314	$2,741	$29,283	$37,082	$892	$806	$37,168

(1)	Includes, as of September 30, 2008 and December 31, 2007, respectively, 16 securities with amortized cost of $39 million (fair value, $33 million) and 14 securities with amortized cost of $45 million (fair value, $47 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities – Financial Services Businesses

(1)(2) NAIC Designation	Rating Agency Equivalent	September 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,709	$121	$283	$6,547	$7,139	$230	$84	$7,285
2	Baa	11,165	128	586	10,707	10,595	344	118	10,821

	Subtotal Investment Grade	17,874	249	869	17,254	17,734	574	202	18,106
3	Ba	2,512	32	134	2,410	1,637	49	26	1,660
4	B	847	4	60	791	738	6	12	732
5	C and lower	235	4	10	229	319	8	4	323
6	In or near default	195	13	2	206	147	23	—	170

	Subtotal Below Investment Grade	3,789	53	206	3,636	2,841	86	42	2,885

Total Private Fixed Maturities		$21,663	$302	$1,075	$20,890	$20,575	$660	$244	$20,991

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2008 and December 31, 2007, respectively, 199 securities with amortized cost of $2,673 million (fair value, $2,517 million) and 182 securities with amortized cost of $2,257 million (fair value, $2,273 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $14 million of gross unrealized gains and $2 million of gross unrealized losses as of September 30, 2008, compared to $11 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities – Closed Block Business

(1) NAIC Designation	Rating Agency Equivalent	September 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,092	$124	$94	$3,122	$3,197	$219	$23	$3,393
2	Baa	6,324	129	246	6,207	6,495	363	28	6,830

	Subtotal Investment Grade	9,416	253	340	9,329	9,692	582	51	10,223
3	Ba	1,761	29	95	1,695	1,246	63	21	1,288
4	B	461	3	24	440	442	6	5	443
5	C and lower	105	5	5	105	214	8	4	218
6	In or near default	110	17	1	126	56	18	—	74

	Subtotal Below Investment Grade	2,437	54	125	2,366	1,958	95	30	2,023

Total Private Fixed Maturities		$11,853	$307	$465	$11,695	$11,650	$677	$81	$12,246

(1)	Includes, as of September 30, 2008 and December 31, 2007, respectively, 108 securities with amortized cost of $1,470 million (fair value, $1,421 million) and 106 securities with amortized cost of $1,578 million (fair value, $1,582 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of September 30, 2008 and December 31, 2007, we had $1.248 billion and $1.470 billion, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1.162 billion and $1.142 billion of outstanding notional amounts as of September 30, 2008 and December 31, 2007, respectively. The Closed Block Business had $86 million and $328 million of outstanding notional amounts, as September 30, 2008 and December 31, 2007, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $3 million for the three months ended September 30, 2008 and 2007, respectively, and $10 million and $9 million for the nine months ended September 30, 2008 and 2007, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

(1) NAIC Designation	Rating Agency Equivalent	September 30, 2008		December 31, 2007
		Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$627	$(25)	$392	$(4)
2	Baa	419	(74)	672	(65)

	Subtotal Investment Grade	1,046	(99)	1,064	(69)
3	Ba	15	(1)	20	(1)
4	B	36	(10)	38	(3)
5	C and lower	65	(9)	20	(2)
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	116	(20)	78	(6)

Total		$1,162	$(119)	$1,142	$(75)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

(1) NAIC Designation	Rating Agency Equivalent	September 30, 2008		December 31, 2007
		Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$46	$—	$253	$(1)
2	Baa	35	(1)	70	—

	Subtotal Investment Grade	81	(1)	323	(1)
3	Ba	—	—	—	—
4	B	—	—	—	—
5	C and lower	5	(1)	5	(1)
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	5	(1)	5	(1)

Total		$ 86	$(2)	$328	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. For additional information relating to our exposure to guarantees from monoline bond insurers see, “—Fixed Maturity Securities-Credit Quality.” As of September 30, 2008 and December 31, 2007, the Financial Services Businesses had $1.055 billion and $214 million of outstanding notional amounts, reported at fair value as a $128 million asset and a $1 million asset, respectively. As of September 30, 2008 and December 31, 2007, the Closed Block Business had $300 million and $205 million of outstanding notional amounts, reported at fair value as an asset of $61 million and $5 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $6 million and $0 million for the three months ended September 30, 2008 and 2007, respectively, and $15 million and $0 million for the nine months ended September 30, 2008 and 2007, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 15% or more, but less than 20% for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 15% but Less than 20%—Financial Services Businesses

	September 30, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$3,455	$588	$619	$105
Three months or greater but less than six months	511	90	76	13
Six months or greater but less than nine months	489	88	9	2
Nine months or greater but less than twelve months	23	4	—	—
Greater than twelve months	12	2	10	2

Total	$4,490	$772	$714	$122

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$4,449	$1,243	$769	$213
Three months or greater but less than six months	1,339	451	265	91
Six months or greater but less than nine months	665	276	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total(1)(2)	$6,453	$1,970	$1,034	$304

(1)	As of September 30, 2008 includes $339 million of gross unrealized losses on securities with an amortized cost of $594 million where the estimated fair value had declined and remained below amortized cost by 50% or more.

(2)	In the news release announcing third quarter 2008 results attached as Exhibit 99.0 to the Current Report on Form 8-K we filed on October 29, 2008, the amount of gross unrealized losses on general account fixed maturity investments of the Financial Services Businesses at September 30, 2008 with declines in value of 20% or more of amortized costs for three months or more was stated to be $397 million. The correct amount, reflecting the $451 million shown in three months or greater but less than six months timeframe and the $276 million shown in six months or greater but less than nine months timeframe in the table above, is $727 million.

The gross unrealized losses were primarily concentrated in asset-backed securities as of September 30, 2008 and December 31, 2007. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.970 billion as of September 30, 2008 includes $927 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more also includes $339 million of gross unrealized losses on securities with an amortized cost of $594 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which $145 million was included in the less than three month timeframe, $88 million was included in the three months or greater but less than six months timeframe and $106 million was included in the six months or greater but less than nine months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments, as each security is current on its contractual payments, and our detailed analysis of the underlying credit on each of these securities resulted in no evidence of probable credit deterioration that would indicate they would be unable to meet their contractual obligations. The declines in fair value were primarily due to credit spread increases in the structured credit marketplace and liquidity concerns, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our amortized cost, and we have the ability and intent to hold the security for a period of time to allow for a recovery of value. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 15% or more, but less than 20% for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 15% but Less than 20%—Closed Block Business

	September 30, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$2,205	$382	$278	$46
Three months or greater but less than six months	388	69	34	6
Six months or greater but less than nine months	189	36	—	—
Nine months or greater but less than twelve months	27	4	—	—
Greater than twelve months	3	1	—	—

Total	$2,812	$492	$312	$52

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	September 30, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$3,187	$924	$369	$88
Three months or greater but less than six months	820	260	99	31
Six months or greater but less than nine months	94	52	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total (1)	$4,101	$1,236	$468	$119

(1)	As of September 30, 2008 includes $75 million of gross unrealized losses on securities with an amortized cost of $131 million where the estimated fair value had declined and remained below amortized cost by 50% or more.

The gross unrealized losses were primarily concentrated in asset-backed securities as of September 30, 2008 and December 31, 2007. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.236 billion as of September 30, 2008 includes $683 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more also includes $75 million of gross unrealized losses on securities with an amortized cost of $131 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which $24 million was included in the less than three month timeframe, $4 million was included in the three months or greater but less than six months timeframe and $47 million was included in the six months or greater but less than nine months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments, as each security is current on its contractual payments, and our detailed analysis of the underlying credit on each of these securities resulted in no evidence of probable credit deterioration that would indicate they would be unable to meet their contractual obligations. The declines in fair value were primarily due to credit spread increases in the structured credit marketplace and liquidity concerns, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our amortized cost, and we have the ability and intent to hold the security for a period of time to allow for a recovery of value. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

•

our ability and intent to hold our investment for a period of time to allow for a recovery of value, including certain debt securities managed by independent third parties where we do not exercise management discretion concerning buy or sell decisions; and

•	the financial condition of and near-term prospects of the issuer.

Given current market conditions and liquidity concerns, and the resulting historically wide bid-ask spreads and high levels of price volatility, the extent and duration of a decline in value have become less indicative of when the market may believe there has been credit deterioration with respect to an issuer. Considering these current conditions, and in light of recent general guidance from the SEC and the FASB regarding the application of existing guidance during stressed market conditions, beginning in the third quarter of 2008 our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our analysis of the underlying credit versus the extent and duration of a decline in value. Our credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that we will be able to collect all amounts due according to the contractual terms of the security, and determining whether we can assert our ability and intent to hold the investment for a period of time to allow for a recovery of value. We continue to utilize valuation declines as a potential indicator of credit deterioration, and apply additional levels of scrutiny in our analysis as the severity and duration of the decline increases.

For those securities that have declines in value that are deemed to be temporary, we have asserted our ability and intent to retain the security until recovery. Once identified as such, these securities are restricted from trading unless authorized based upon events that could not have been foreseen at the time we asserted our ability and intent to retain the security until recovery. Examples of such events include, but are not limited to, the deterioration of the issuer’s creditworthiness, a major business combination or disposition, a change in regulatory requirements, certain other portfolio actions or other similar events. For those securities that have declines in value for which we cannot assert our ability and intent to retain until recovery, including certain debt securities managed by independent third parties where we do not exercise management discretion concerning buy or sell decisions, impairments are recognized as other-than-temporary regardless of the reason for, or the extent of, the decline.

In addition, for our impairment review of asset-backed fixed maturity securities with a credit rating below AA, we forecast the prospective future cash flows of the security, representing our best estimate of current information and events that a market participant would use in determining the current fair value of the security, and determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s fair value is less than its carrying value, an other-than-temporary impairment is recognized by writing the security down to fair value.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses were $332 million and $17 million for the three months ended September 30, 2008 and 2007, respectively and $1,152 million and $39 million for the nine months ended September 30, 2008 and 2007, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Financial Services Businesses for the three and nine months ended September 30, 2008, respectively were $91 million and $756 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business were $119 million and $8 million for the three months ended September 30, 2008 and 2007, respectively and $479 million and $17 million for the nine months ended September 30, 2008, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three and nine months ended September 30, 2008, respectively were $39 million and $318 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$1,050	$1,050	$554	$554
Fixed Maturities:
Corporate Securities	8,790	8,326	7,584	7,547
Commercial Mortgage-Backed	2,414	2,332	2,625	2,644
Asset-Backed Securities	977	802	1,266	1,207
Residential Mortgage-Backed	637	596	1,147	1,136
Foreign Government	425	424	347	354
U.S. Government	105	104	82	83

Total Fixed Maturities	13,348	12,584	13,051	12,971
Equity Securities	973	758	1,001	948

Total trading account assets supporting insurance liabilities	$15,371	$14,392	$14,606	$14,473

As a percentage of amortized cost, 74% of the portfolio was publicly traded as of both September 30, 2008 and December 31, 2007. As of September 30, 2008, 88% of the fixed maturity portfolio was classified as investment grade compared to 92% as of December 31, 2007. As of September 30, 2008, $390 million of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of AAA. Collateralized mortgage obligations, including approximately $133 million secured by “ALT-A” mortgages, represented the remaining $247 million of residential mortgage-backed securities, which 95% have credit ratings of A or better and 5% are below investment grade. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” above.

The following table sets forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2008						Total December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2008	$—	$—	$—	$—	$—	$—	$—
2007	11	23	15	15	17	81	122
2006	91	35	1	15	—	142	221
2005	62	17	—	—	—	79	103
2004	1	15	—	—	—	16	20
2003 & Prior	8	32	8	4	6	58	77

Total collateralized by sub-prime mortgages(1)	173	122	24	34	23	376	543
Other asset-backed securities:
Collateralized by auto loans	138	13	21	3	—	175	342
Collateralized by credit cards	21	—	—	104	—	125	167
Other asset-backed securities(2)	75	5	37	8	1	126	155

Total asset-backed securities	$407	$140	$82	$149	$24	$802	$1,207

(1)	Included within the $376 million of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2008 are $49 million of securities supported by guarantees from monoline bond insurers, of which $25 million are collateralized by second-lien exposures. See “—Fixed Maturity Securities Credit Quality” for additional information regarding guarantees from monoline bond insurers.
(2)	As of September 30, 2008, includes collateralized debt obligations with fair value of $16 million, with less than 1% secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.

The following table sets forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2008						Total December 31, 2007
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2008	$—	$—	$—	$—	$—	$—	$—
2007	41	—	—	—	—	41	47
2006	191	—	—	—	—	191	273
2005	978	—	—	—	—	978	1,105
2004	430	—	—	—	—	430	451
2003 & Prior	588	53	32	14	5	692	768

Total commercial mortgage-backed securities	$2,228	$53	$32	$14	$5	$2,332	$2,644

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	Rating Agency Equivalent	September 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,955	$8	$331	$5,632	$6,734	$54	$96	$6,692
2	Baa	2,560	2	164	2,398	1,966	11	27	1,950

	Subtotal Investment Grade	8,515	10	495	8,030	8,700	65	123	8,642
3	Ba	532	—	56	476	374	2	9	367
4	B	274	—	36	238	215	—	5	210
5	C and lower	32	—	25	7	11	—	—	11
6	In or near default	4	—	4	—	3	—	3	—

	Subtotal Below Investment Grade	842	—	121	721	603	2	17	588

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,357	$10	$616	$8,751	$9,303	$67	$140	$9,230

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	Rating Agency Equivalent	September 30, 2008				December 31, 2007
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$939	$2	$40	$901	$887	$6	$12	$881
2	Baa	2,300	16	99	2,217	2,411	33	26	2,418

	Subtotal Investment Grade	3,239	18	139	3,118	3,298	39	38	3,299
3	Ba	600	1	27	574	263	3	8	258
4	B	110	—	8	102	144	—	2	142
5	C and lower	13	—	1	12	10	—	—	10
6	In or near default	29	1	3	27	33	1	2	32

	Subtotal Below Investment Grade	752	2	39	715	450	4	12	442

Total Private Trading Account Assets Supporting Insurance Liabilities		$3,991	$20	$178	$3,833	$3,748	$43	$50	$3,741

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Loans

As of September 30, 2008 and December 31, 2007 respectively, we held approximately 13% and 12% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both September 30, 2008 and December 31, 2007.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial loans by geographic region and property type as of the dates indicated.

	September 30, 2008				December 31, 2007
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$6,027	27.5%	$2,851	33.1%	$5,244	26.6%	$2,666	33.4%
South Atlantic	4,619	21.0	1,721	20.0	4,421	22.5	1,605	20.1
Middle Atlantic	2,953	13.5	1,881	21.9	2,492	12.6	1,671	20.9
East North Central	1,884	8.6	440	5.1	1,654	8.4	398	5.0
West South Central	1,428	6.5	607	7.1	1,008	5.1	558	7.0
Mountain	1,080	4.9	440	5.1	968	4.9	391	4.9
New England	818	3.7	300	3.5	700	3.6	331	4.1
West North Central	600	2.7	213	2.5	622	3.2	208	2.6
East South Central	390	1.8	103	1.2	368	1.9	109	1.4

Subtotal—U.S.	19,799	90.2	8,556	99.5	17,477	88.8	7,937	99.4
Asia	1,287	5.9	—	—	1,462	7.4	—	—
Other	855	3.9	44	0.5	754	3.8	45	0.6

Total Commercial Loans(1)	$21,941	100.0%	$8,600	100.0%	$19,693	100.0%	$7,982	100.0%

	September 30, 2008				December 31, 2007
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$4,769	21.8%	$1,889	22.0%	$4,140	21.0%	$1,908	23.9%
Office buildings	4,024	18.3	1,768	20.5	3,677	18.7	1,581	19.8
Apartment complexes	3,594	16.4	1,719	20.0	3,419	17.4	1,554	19.5
Retail stores	3,591	16.4	1,484	17.2	2,576	13.1	1,275	16.0
Other	1,454	6.6	496	5.8	1,268	6.4	416	5.2
Agricultural properties	1,249	5.7	797	9.3	1,289	6.5	854	10.7
Hospitality	1,163	5.3	406	4.7	1,257	6.4	393	4.9
Residential properties	879	4.0	1	—	938	4.8	1	—

Subtotal of collateralized loans	20,723	94.5	8,560	99.5	18,564	94.3	7,982	100.0
Uncollateralized loans(1)	1,218	5.5	40	0.5	1,129	5.7	—	—

Total Commercial Loans(2)	$21,941	100.0%	$8,600	100.0%	$19,693	100.0%	$7,982	100.0%

(1)	Uncollateralized loans primarily represents unsecured corporate loans which do not meet the definition of a security under SFAS No. 115.
(2)	Excluded from the tables above are commercial loans held outside the general account in other entities and operations. For additional information regarding commercial loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The increase in our general account investments in commercial loans as of September 30, 2008 primarily reflects origination activity in 2008. Unfavorable credit market conditions beginning during the second half of 2007 led to decreased activity by securitization lenders in the commercial loan market, and therefore greater opportunities for increased originations by portfolio lenders such as our general account.

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

As of September 30, 2008, our general account investments in commercial loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.91 times, and a weighted average loan-to-value ratio of 57%. As of September 30, 2008, our general account investments in commercial loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.96 times, and a weighted average loan-to-value ratio of 50%. For those general account loans attributable to the Financial Services Businesses that were originated in 2008, the weighted average loan-to-value ratio was below 61%, and the weighted average debt service coverage ratio was above 1.88 times, both consistent with originations over the last several years. The total portfolio loan to value ratios are lower than our origination loan to value ratio due to principal payments on the loan balances and appreciation of the underlying collateral value. The values utilized in calculating these loan to value ratios are developed as part of our annual review of the commercial loan portfolio, which includes a quality re-rating as well as an internal evaluation of the underlying collateral value. The following tables set forth the gross carrying value of our general account investments in commercial loans attributable to the Financial Services Businesses and the Closed Block Business as of September 30, 2008 by loan to value and debt service coverage ratios.

Commercial Loans by Loan to Value Ratio

	September 30, 2008
	Financial Services Businesses		Closed Block Business
Loan to Value Ratio	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
0% - 50%	$6,758	32.6%	$4,170	48.7%
50% - 60%	4,248	20.5	1,419	16.6
60% - 70%	5,629	27.2	2,061	24.1
70% - 80%	2,477	11.9	752	8.8
80% - 90%	473	2.3	66	0.8
90% - 100%	1,038	5.0	27	0.3
Greater than 100%	100	0.5	65	0.7

Subtotal of collateralized loans	20,723	100.0%	8,560	100.0%

Uncollateralized loans	1,218		40

Total Commercial Loans	$21,941		$8,600

Commercial Loans by Debt Service Coverage Ratio

	September 30, 2008
	Financial Services Businesses		Closed Block Business
Debt Service Coverage Ratio	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Greater than 2.0 times	$6,166	30.5%	$2,790	32.6%
1.8 times - 2.0 times	2,567	12.7	1,055	12.3
1.5 times - 1.8 times	5,045	25.0	1,681	19.6
1.2 times - 1.5 times	4,170	20.6	2,046	23.9
1.0 times - 1.2 times	1,617	8.0	800	9.4
Less than 1.0 times	635	3.2	188	2.2

Subtotal	20,200	100.0%	8,560	100.0%

Other collateralized loans(1)	523		—
Uncollateralized loans	1,218		40

Total commercial loans	$21,941		$8,600

(1)	Includes commercial loans attributable to the Financial Services Businesses with a carrying value of $20 million related to loans collateralized by aviation assets and $503 million related to Japanese recourse loans for which a debt service coverage measure is not applicable.

The following tables set forth the breakdown of our commercial loan portfolio by year of origination as of September 30, 2008.

Commercial Loans by Year of Origination

	September 30, 2008
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2008	$3,101	14.9%	$804	9.4%
2007	4,739	22.9	1,690	19.8
2006	3,596	17.3	1,122	13.1
2005	2,397	11.6	858	10.0
2004	1,714	8.3	1,073	12.5
2003 and prior	5,176	25.0	3,013	35.2

Subtotal collateralized loans	20,723	100.0%	8,560	100.0%

Uncollateralized loans	1,218		40

Total Commercial Loans	$21,941		$8,600

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	September 30, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$21,879	$8,599	$19,631	$7,981
Delinquent, not in foreclosure	51	—	50	—
Delinquent, in foreclosure	6	—	7	—
Restructured	5	1	5	1

Total Commercial Loans(1)	$21,941	$8,600	$19,693	$7,982

(1)	Excluded from the tables above are commercial loans held outside the general account in other entities and operations. For additional information regarding commercial loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	September 30, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$90	$28	$94	$35
(Release of)/addition to allowance for losses	21	9	(5)	(7)
Charge-offs, net of recoveries	—	—	—	—
Change in foreign exchange	1	—	1	—

Allowance, end of period	$112	$37	$90	$28

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Financial Services Businesses

	September 30, 2008				December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$4,192	$98	$475	$3,815	$4,233	$317	$179	$4,371
Private equity	428	12	11	429	254	9	5	258

Total Equity	$4,620	$110	$486	$4,244	$4,487	$326	$184	$4,629

Public equity securities include mutual fund shares representing our interest in the underlying assets of certain of our separate account investments. These mutual funds invest primarily in high yield bonds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of September 30, 2008 were

$1,601 million, $17 million, $208 million, and $1,410 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2007 were $1,447 million, $8 million, $26 million, and $1,429 million, respectively.

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Closed Block Business

	September 30, 2008				December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,196	$352	$434	$3,114	$3,381	$742	$200	$3,923
Private equity	17	—	—	17	17	—	—	17

Total Equity	$3,213	$352	$434	$3,131	$3,398	$742	$200	$3,940

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	September 30, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$1,508	$59	$3,714	$93
Three months or greater but less than six months	459	24	231	17
Six months or greater but less than nine months	294	11	100	4
Nine months or greater but less than twelve months	1,709	217	7	1
Greater than twelve months	1	—	7	—

Total	$3,971	$311	$4,059	$115

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$345	$96	$201	$55
Three months or greater but less than six months	137	44	45	14
Six months or greater but less than nine months	91	35	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total(1)	$573	$175	$246	$69

(1)	As of September 30, 2008 includes $12 million of gross unrealized losses on securities with a cost of $22 million where the estimated fair value had declined and remained below cost by 50% or more.

The gross unrealized losses as of September 30, 2008 were primarily concentrated in the finance, other and manufacturing sectors compared to December 31, 2007 where the gross unrealized losses were primarily concentrated in the manufacturing and other sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $175 million as of September 30, 2008 includes $12 million of gross unrealized losses on securities with a cost of $22 million where the estimated fair value had declined and remained below cost by 50% or more, of which $6 million was included in the three months or greater but less than six months timeframe and $6 million was included in the six months or greater but less than nine months timeframe. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	September 30, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$2,162	$129	$2,965	$96
Three months or greater but less than six months	156	15	90	15
Six months or greater but less than nine months	24	1	40	3
Nine months or greater but less than twelve months	29	3	4	1
Greater than twelve months	—	—	3	—

Total	$2,371	$148	$3,102	$115

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	September 30, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$702	$233	$241	$66
Three months or greater but less than six months	139	53	54	19
Six months or greater but less than nine months	1	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total(1)	$842	$286	$295	$85

(1)	As of September 30, 2008 includes $48 million of gross unrealized losses on securities with a cost of $75 million where the estimated fair value had declined and remained below cost by 50% or more.

The gross unrealized losses as of September 30, 2008 were primarily concentrated in the manufacturing, finance, and service sectors compared to December 31, 2007 where the gross unrealized losses were primarily concentrated in the finance and services sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $286 million as of September 30, 2008 includes $48 million of gross unrealized losses on securities with a cost of $75 million where the estimated fair value had declined and remained below cost by 50% or more, of which $43 million was included in the less than three month timeframe and $5 million was included in the three months or greater but less than six month timeframe. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

•

our ability and intent to hold the investment for a period of time to allow for a recovery of value, including certain equity securities managed by independent third parties where we do not exercise management discretion concerning buy or sell decisions; and

•	the financial condition of and near-term prospects of the issuer.

Given current market conditions and liquidity concerns, and the resulting high levels of price volatility, and in light of recent general guidance from the SEC and the FASB regarding the application of existing guidance during stressed market conditions, beginning in the third quarter of 2008 we have extended the parameters under which we consider a decline in value to be other-than-temporary. In particular, we generally recognize other-than-temporary impairments for securities with declines in value greater than 50% maintained for six months or greater, or with any decline in value maintained for one year or greater. In addition, in making our determinations we continue to analyze the financial condition and near-term prospects of the issuer, including an assessment of the issuer’s capital position, and consider our ability and intent to hold the investment for a period of time to allow for a recovery of value.

For those securities that have declines in value that are deemed to be only temporarily, we make an assertion as to our ability and intent to retain the security until recovery. Once identified, these securities are restricted from trading unless authorized based upon events that could not have been foreseen at the time we asserted our ability and intent to retain the security until recovery. Examples of such events include, but are not limited to, the deterioration of the issuer’s creditworthiness, a major business combination or disposition, a change in regulatory requirements, certain other portfolio actions or other similar events. For those securities that have declines in value for which we cannot assert our ability and intent to retain until recovery, including certain equity securities managed by independent third parties where we do not exercise management discretion concerning buy or sell decisions, impairments are recognized as other-than-temporary regardless of the reason for, or the extent of, the decline.

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

Impairments of equity securities attributable to the Financial Services Businesses were $71 million and $9 million for the three months ended September 30, 2008 and 2007, respectively and $214 million and $28 million for the nine months ended September 30, 2008 and 2007, respectively. Impairments of equity securities attributable to the Closed Block Business were $14 million and $4 million for the three months ended September 30, 2008 and 2007, respectively and $201 million and $5 million for the nine months ended September 30, 2008 and 2007, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	September 30, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$434	$338	$342	$308
Non real estate related	866	1,091	755	1,014
Real estate held through direct ownership	996	—	946	—
Other	212	(13)	681	(54)

Total other long-term investments	$2,508	$1,416	$2,724	$1,268

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	September 30, 2008	December 31, 2007
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,775	$1,431
Private, available for sale, at fair value	147	42
Other trading account assets, at fair value	2,384	3,267
Equity securities, available for sale, at fair value	14	11
Commercial loans, at book value	2,344	2,490
Securities purchased under agreements to resell	171	129
Other long-term investments	2,747	2,439
Short-term investments	1,437	1,254

Total investments	$11,019	$11,063

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

As of September 30, 2008, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of and fair value of $676 million, all of which have credit ratings of AAA, and available for sale commercial mortgage-backed securities with amortized cost of $28 million and fair value of $27 million, 74% of which have credit ratings of AA or better and the remaining 26% of which have credit ratings of BB and below. An additional $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of September 30, 2008 all of which have AAA credit ratings.

As of September 30, 2008, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $275 million and fair value of $257 million. Based on amortized cost, 74% have credit ratings of AAA, 6% have A credit ratings, and the remaining 20% have BBB or below credit ratings. Included within these asset-backed securities as of September 30, 2008, are securities collateralized by sub-prime mortgages with amortized cost and fair value of $5 million, all of which have AAA credit ratings, with $4 million in the 2006 vintage and $1 million in the 2003 vintage. Also included are collateralized debt obligations with amortized cost of $39 million and fair value of $33 million, with none secured by sub-prime mortgages. An additional $28 million of asset-backed securities held outside the general account as of September 30, 2008 are classified as other trading account assets, 90% of which have credit ratings of AAA and 10% which have credit ratings of BB.

Government Sponsored Entities

Our exposure to Fannie Mae and Freddie Mac includes investments in short-term and long-term debt securities issued by these government sponsored entities as well as investments in residential mortgage-backed securities supported by guarantees from the government sponsored entities. During the third quarter of 2008 Fannie Mae and Freddie Mac were placed into U.S. government conservatorship. The following table sets forth the amortized cost and fair value of our investments in short-term and long-term debt securities issued by these government sponsored entities.

	September 30, 2008
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term debt securities(1)	$3,852	$3,852	$248	$248
Long-term debt securities(2)	1,073	1,145	114	115

Total investment in debt securities issued by government sponsored entities	$4,925	$4,997	$362	$363

(1)	Included in short-term debt securities of the Financial Services Business are investments with amortized cost and fair value of $68 million held outside the general account in other entities and operations, of which $45 million is classified as cash equivalents, as the maturity was three months or less when purchased.
(2)	Included in long-term debt securities of the Financial Services Business are investments with amortized cost and fair value of $38 million held outside the general account in other entities and operations.

As of September 30, 2008, general account fixed maturity investments of the Financial Services Businesses include $9.292 billion of publicly traded pass-through securities with guarantees from Fannie Mae or Freddie Mac and AAA credit ratings. An additional $358 million of such securities are included in the trading account assets supporting insurance liabilities portfolio of our Financial Services Businesses, and have credit ratings of

AAA, and an additional $600 million are held outside the general account in other entities and operations, with credit ratings of AAA. As of September 30, 2008, fixed maturity investments of the Closed Block Business include $2.714 billion of publicly traded pass-through securities with guarantees from Fannie Mae or Freddie Mac, all of which have AAA credit ratings.

As part of the commercial mortgage activities of our Asset Management segment, we provide commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. We have agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages we service through a delegated authority arrangement. Under these arrangements we originate multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans we service. Our percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. We service $6.572 billion of mortgages subject to these loss-sharing arrangements as of September 30, 2008, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2008, these mortgages had an average debt service coverage ratio of 1.78 times and an average loan-to-value ratio of 62%. The maximum exposure to loss as of September 30, 2008, assuming no recovery on any of the underlying collateral, is $868 million, with first-loss exposure of $276 million. Over the three years ended December 31, 2007, our total share of losses related to indemnifications that were settled was $5 million, with an additional $2 million settled in the first nine months of 2008. As of September 30, 2008, we have established a liability of $12 million related to these indemnifications.

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

During the latter half of 2007 and continuing through August 2008, dislocations in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, generally resulted in increased cost of credit for financial institutions in the marketplace, including Prudential Financial and its subsidiaries. These dislocations accelerated during September 2008 following the failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. The impact of this further dislocation to our commercial paper programs has been to increase the cost of funding and shorten the maturity profile. In addition, the dislocation resulted in the term credit markets for debt and hybrid securities generally being closed to all financial institutions, including Prudential Financial. The Company continues to operate with significant cash on the balance sheet and has access to alternate sources of liquidity, as discussed in “—Alternative Sources of Liquidity.” However, an extended disruption in the credit and capital markets could adversely affect Prudential Financial and its subsidiaries’ ability to access sources of liquidity.

Management monitors the liquidity of Prudential Financial and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. However, the continued decline in markets may, at some point, necessitate our raising capital from external sources.

As of September 30, 2008, Prudential Financial had cash and short-term investments of $3.821 billion, a decrease of $883 million from December 31, 2007. Included in the cash and short-term investments of Prudential Financial is $671 million held in an intercompany liquidity account that is designed to maximize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its affiliates on a daily basis. The short-term investments comprise $1.059 billion of Prudential Financial’s total cash and short-term investments and consist primarily of government agency securities and money market funds. Prudential Financial’s principal sources and uses of cash and short-term investments for the first nine months of 2008 were as follows:

Nine Months Ended September 30, 2008
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,211
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	652
Proceeds from the issuance of junior subordinated debt (hybrid securities)(3)	1,482
Proceeds from short term debt, net of repayments	180
Proceeds from stock-based compensation and exercise of stock options	185
Other, net	27

Total sources	4,737

Uses:
Capital contributions to subsidiaries(4)	1,357
Share repurchases(5)	2,110
Shareholder dividends	86
Repayment of long-term senior debt, net of issuances(3)	247
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	652
Net payment under intercompany loan agreements(6)	1,168

Total uses	5,620

Net decrease in cash and short-term investments	$(883)

(1)	Includes dividends and/or returns of capital of $1.5 billion from Prudential Insurance, $353 million from international insurance and investments subsidiaries, $258 million from asset management subsidiaries, $77 million from Prudential Annuities Life Assurance Corporation, and $23 million from securities subsidiaries.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes capital contributions of $575 million to asset management subsidiaries, $568 million to international insurance and investments subsidiaries, $119 million to other insurance businesses, and $95 million to an irrevocable trust, commonly referred to as a “rabbi trust,” which holds assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans.
(5)	See “—Uses of Capital—Share Repurchases.”
(6)	Includes a loan of $706 million to an international insurance subsidiary, funded with proceeds from a ¥74 billion borrowing by Prudential Financial in May 2008 under unsecured bridge loan facilities provided by two institutions that expires in February 2009. The remainder primarily represents loans to our asset management subsidiaries and Prudential Annuities Life Assurance Corporation.

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt credit rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company,

or A.M. Best. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. There have been no changes during 2008 to our ratings, which were disclosed in “Business—Ratings” in our Current Report on Form 8-K dated May 16, 2008, except for the assignment of credit ratings on the junior subordinated notes we issued in 2008, as discussed in “—Financing Activities.” We seek to capitalize all of our subsidiaries and businesses in accordance with their credit ratings targets.

As discussed in more detail in “Item 1A. Risk Factors,” in late September and early October A.M. Best, Fitch, Moody’s, and S&P each revised its outlook for the U.S. life insurance sector to negative from stable. We believe that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. In addition, actions we take to access third party financing, as discussed below, may in turn cause rating agencies to reevaluate our ratings.

A downgrade in the credit or financial strength (i.e., claims-paying) ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels would result in estimated collateral posting requirements or payments under such agreements of approximately $175 million. In addition, a ratings downgrade by A.M. Best to A- for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of $1.25 billion that we estimate would result in annual cash outflows of approximately $125 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of September 30, 2008 was as follows:

September 30, 2008
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension /postretirement benefits)	$21,524
Junior subordinated debt (hybrid securities)(1)	1,518
Capital debt(1)	5,313

Total capital	$28,355

(1)	Our capital debt to total capital ratio was 20.1% as of September 30, 2008. The ratio assumes that the hybrid securities we issued are attributed 75% equity credit, with the remaining 25% treated as capital debt.

As shown in the table above, as of September 30, 2008, the Financial Services Businesses had approximately $28.4 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the AA ratings objectives of our insurance companies as of September 30, 2008.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a AA ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. As of September 30, 2008, we estimate that the total adjusted operating capital of our domestic life insurance subsidiaries met the RBC levels required to meet their ratings objectives. However, subsequent to September 30, 2008 market conditions have negatively impacted the level of capital in our domestic life insurance subsidiaries and absent a recovery in markets we will need to take capital management actions to maintain capital consistent with these ratings objectives, which may include redeployment of financial resources from internal sources or, if markets continue to decline, require external sources of capital. Certain of these capital management activities may require regulatory approval.

In the second quarter of 2008, Prudential Insurance declared an ordinary dividend of $727 million and an additional extraordinary dividend of $773 million to Prudential Holdings, LLC. These dividends were paid to Prudential Holdings in the second quarter of 2008 and in turn distributed to Prudential Financial. We anticipate that, unless market conditions improve, Prudential Insurance’s dividend capacity will be substantially constrained in 2009 due to the capital constraints referred to in the preceding paragraph.

In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The U.S. Treasury and the bank regulatory agencies have also announced coordinated programs to invest an aggregate of $250 billion (out of the $700 billion) in capital issued by qualifying U.S. financial institutions and to guarantee senior debt of FDIC insured institutions and their qualifying holding companies, as well as deposits in non-interest bearing transaction accounts. The capital issuance program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. The U.S. federal government has taken or is considering taking other actions in order to address the financial crisis. We are currently evaluating the Company’s participation in the asset purchase programs, capital issuance programs and the debt guaranty programs.

Uses of Capital

Share Repurchases

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $3.5 billion of its outstanding Common Stock in calendar year 2008. In light of recent market volatility and extraordinary events and developments affecting financial markets generally, including market conditions for issuance of certain capital instruments such as hybrid securities, we have suspended all purchases of our Common Stock under the 2008 stock repurchase program effective October 10, 2008. During the first nine months of 2008, we repurchased 28.6 million shares of our Common Stock at a total cost of $2.125 billion. From January 1, 2008 through October 9, 2008, we repurchased 29.3 million shares of our Common Stock at a total cost of $2.161 billion.

Our share repurchase program, and any reinstatement thereof, is reviewed quarterly by the Finance Committee of Prudential Financial’s Board of Directors. Numerous factors could impact our decision to reinstate our share repurchase program, including increased capital needs of our businesses due to opportunities for organic growth, acquisitions, adverse market conditions impacting the earnings of our businesses or factors affecting our ability to access the capital markets in a cost effective manner. Our participation in certain EESA programs noted above could preclude reinstitution of our share repurchase program and, in any event, we presently do not foresee reinstitution this year.

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

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay such dividends. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan, which began paying dividends in 2006. Further, current market conditions have impacted capital positions of our international insurance companies, which could further restrict their ability to pay dividends. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

Alternative Sources of Liquidity

Prudential Financial, the parent holding company, maintains an intercompany liquidity account that is designed to maximize the use of cash by facilitating the lending and borrowing of funds between the parent holding company and its affiliates on a daily basis. Depending on the overall availability of cash, the parent holding company invests excess cash on a short-term basis or borrows funds in the capital markets. Additional longer term liquidity is available through inter-affiliate borrowing arrangements. Prudential Financial and certain of its subsidiaries also have access to bank facilities, as discussed under “—Lines of Credit and Other Credit Facilities,” as well as the other alternative sources of liquidity described below.

Commercial Paper Programs

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s, P-2 by Moody’s and F1 by Fitch with a current authorized capacity of $5.0 billion. Prudential Financial commercial paper borrowings are generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. Prudential Financial’s outstanding commercial paper borrowings were $761 million as of September 30, 2008, a decrease of $532 million from December 31, 2007, as a result of commercial paper being replaced by the proceeds from the floating rate convertible senior notes. As of September 30, 2008, $311 million of this outstanding commercial paper was funding working capital needs and the remaining $450 million was invested in short-term financial instruments. The weighted average interest rate on these borrowings were 3.27% and 5.38% for the nine months ended September 30, 2008 and 2007, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, rated A-1+ by Standard & Poor’s, P-1 by Moody’s and F1+ by Fitch with a current authorized capacity of $12.0 billion. Prudential Funding’s outstanding commercial paper, and master note borrowings, were $7.0 billion as of September 30, 2008, relatively unchanged from the $7.3 billion outstanding as of December 31, 2007. As of September 30, 2008, $3.5 billion of this outstanding commercial paper was funding short-term financial instruments, including a portion of our enhanced short-term portfolio which is discussed in more detail below under “—Asset-based Financing,” and the remainder was primarily utilized to fund short term cash flow timing mismatches, and fund working capital needs of our affiliates. The weighted average interest rates on these borrowings were 2.67% and 5.24% for the nine months ended September 30, 2008 and 2007, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

During the latter half of 2007 and continuing through 2008, the credit markets, and specifically the commercial paper market, were adversely impacted by concerns over the sub-prime mortgage exposure of certain financial institutions and asset-backed commercial paper programs. As a result, the financing cost of Prudential Financial commercial paper increased versus its historical cost basis relative to the target federal funds rate as investors demanded a premium for such “top-tier split” rated commercial paper. While the financing cost of Prudential Funding commercial paper remained relatively unchanged versus its historical cost basis relative to target federal funds rate over the same period, we saw a modest increase in cost towards the end of September. Changes in investor demand have resulted in the weighted average maturity of Prudential Financial commercial paper to decline from 28 days at June 30, 2008, to 16 days at September 30, 2008, and the weighted average maturity of Prudential Funding commercial paper to decline from 19 days at June 30, 2008, to 15 days at September 30, 2008. As of September 30, 2008 approximately 29% and 28%, respectively, of the outstanding commercial paper of Prudential Financial and Prudential Funding was overnight.

Based on current Prudential Financial and Prudential Funding commercial paper ratings, both of our commercial paper programs are eligible to participate in the Commercial Paper Funding Facility, or CPFF, sponsored by the Federal Government. The Federal Reserve has announced that CPFF will purchase eligible three-month unsecured and asset-backed U.S. dollar denominated commercial paper from eligible issuers. The maximum amount of commercial paper an issuer can sell to the CPFF is equivalent to the greatest amount of U.S. dollar denominated commercial paper the issuer had outstanding during any single day between January 1, 2008 and August 31, 2008. The greatest amount of commercial paper Prudential Financial and Prudential Funding had outstanding during such period was $1.297 billion on January 1, 2008, and $9.815 billion, on March 18, 2008, respectively. Unsecured commercial paper purchased by the CPFF will be discounted based on a rate equal to a spread (200 basis points) over the three-month overnight index swap rate on the day of purchase. As of October 28, 2008, Prudential Financial has been granted approval to participate in the CPFF. We are currently evaluating whether we will apply for participation in the CPFF on behalf of Prudential Funding. Access to the CPFF is scheduled to terminate on April 30, 2009, unless such date is extended by the Federal Reserve.

We continue to monitor market conditions and believe we have sufficient flexibility to reduce our borrowings under the Prudential Financial and Prudential Funding commercial paper programs, if needed, through our alternative sources of liquidity, as discussed in this section.

Both commercial paper programs are backed by our unsecured committed lines of credit. As of September 30, 2008, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $5.0 billion. There were no outstanding borrowings under these facilities as of September 30, 2008. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

Asset-based Financing

We conduct asset-based or secured financing, including transactions such as securities lending and repurchase agreements, in order to earn spread income, to borrow funds, or to facilitate trading activity. These programs are driven by portfolio holdings in securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs are primarily used to purchase securities in the short-term spread portfolios for our domestic insurance entities. Investments held in the short term spread portfolios include cash and cash equivalents, short-term investments and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase of two years or less. A portion of the asset-backed securities held in our short-term spread portfolios, including our enhanced short-term portfolio, are collateralized by sub-prime mortgages. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings, including details regarding those securities held in our enhanced short-term portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

As of September 30, 2008, our Financial Services Businesses had liabilities totaling $6.938 billion under such programs, including $4.209 billion representing securities sold under agreements to repurchase, $2.231 billion representing cash collateral for loaned securities and $498 million representing securities sold but not yet purchased. Of the $6.938 billion for the Financial Services Businesses as of September 30, 2008, $3.126 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder has maturities ranging from 2 days to 3 months with a weighted average maturity of 12 days.

As of September 30, 2008, our Closed Block Business had liabilities totaling $5.466 billion under such programs, including $4.217 billion representing securities sold under agreements to repurchase and $1.249 billion representing cash collateral for loaned securities. Of the $5.466 billion for the Closed Block Business as of September 30, 2008, $2.784 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder has maturities ranging from 2 days to 3 months with a weighted average maturity of 13 days.

As of September 30, 2008, our domestic insurance entities had assets eligible for the lending program of $72.5 billion, of which $11.1 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2008, we believe approximately $14 billion of the remaining eligible assets are readily lendable. Further deterioration in the market could reduce the lendability of available assets.

As referenced above, these programs are typically limited to securities in demand that can be loaned at relatively low financing rates. As such, we believe there is unused capacity available through these programs. Holdings of cash and cash equivalent investments in these short-term spread portfolios allow for further flexibility in sizing the portfolio to better match available financing. Current conditions in both the financing and investment markets are continuously monitored in order to appropriately manage the cost of funds, investment spreads, asset/liability duration matching and liquidity.

Federal Home Loan Bank of New York

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. Our membership in FHLBNY requires us to maintain ownership of member stock and any borrowings from FHLBNY will require us to purchase FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.

Under guidance of the New Jersey Department of Banking and Insurance, the total amount of securities that can be pledged as collateral by Prudential Insurance to FHLBNY is limited to 5% of the prior year’s admitted assets of Prudential Insurance exclusive of separate account assets, which equates to $7.7 billion based on admitted assets as of December 31, 2007. Based on this permitted amount, the eligible securities available at Prudential Insurance, and net of the 4.5% activity based stock we would be obligated to purchase from FHLBNY based on maximum borrowings, the estimated total borrowing capacity with the FHLBNY is $6.7 billion, as of September 30, 2008. As of September 30, 2008, outstanding borrowings with FHLBNY amounted to $100 million. These borrowings matured on October 29, 2008.

Subsequent to September 30, 2008, we have borrowed an additional aggregate amount of $1.0 billion from the FHLBNY, with maturities ranging from April 7, 2009 to April 30, 2009. The proceeds from these borrowings are currently being invested in securities maintained in our enhanced short-term portfolio at Prudential Insurance. These proceeds are available as further sources of liquidity to Prudential Insurance. We may, from time to time, borrow additional funds from FHLBNY for purposes of managing our liquidity, asset/liability management, or issuance of funding agreements.

Economic Capital

We are in the process of developing an economic capital framework, and have begun using economic capital as an additional source of information for our business decisions. As we continue developing the framework, we will be assessing our overall capital position using both economic capital and our current framework, which is primarily based on risk based capital measures.

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

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. The results are affected substantially by the overall asset type and quality of our investments.

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

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under EESA), each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business. As discussed above, subsequent to September 30, 2008 market conditions have negatively impacted the level of capital in our domestic life insurance subsidiaries and absent a recovery in markets we will need to take capital management actions to maintain capital consistent with their ratings objectives, which may include redeployment of financial resources from internal sources or, if markets continue to decline, require external sources of capital. Certain of these capital management activities may require regulatory approval.

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

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$37,425	48%	$35,847	49%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,185	26	18,786	26
At market value	1,288	2	1,162	2
At contract value, less surrender charge of 5% or more	3,602	4	1,594	2

Subtotal	62,500	80	57,389	79
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,790	20	15,346	21

Total annuity reserves and deposit liabilities	$78,290	100%	$72,735	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the current value of these guarantee features to policyholders as a result of recent market declines. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Gross account withdrawals for our domestic insurance operations’ products amounted to approximately $16.0 billion and $14.4 billion for the first nine months of 2008 and 2007, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of September 30, 2008 and December 31, 2007, our domestic insurance operations had liquid assets of $129.6 billion and $137.0 billion, respectively, which includes a portion financed with asset-based financing . The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $10.7 billion and $7.1 billion as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, $102.3 billion, or 89%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $13.2 billion, or 11%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits established with the New Jersey Department of Banking and Insurance. To the extent that other subsidiaries of Prudential Financial have financing needs in excess of these limits, these needs are met through financing from Prudential Financial directly or from third parties. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s commercial paper, including master note borrowings, were $7.0 billion as of September 30, 2008 and $7.3 billion as of December 31, 2007, and are more fully discussed in “—Alternate Sources of Liquidity.” The impact of Prudential Funding’s financing capacity on liquidity is considered in the internal liquidity measures of the domestic insurance operations.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $172 million and $772 million, as of September 30, 2008 and December 31, 2007, respectively, of which $600 million was reflected in the general obligation short-term debt as of December 31, 2007. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 4.23%, and 6.24% for the nine months ended September 30, 2008 and 2007, respectively.

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of September 30, 2008 and December 31, 2007, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $57.7 billion and $54.4 billion, respectively. Of those amounts, $31.0 billion and $29.5 billion, respectively, were associated with Gibraltar Life.

Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges, initially 15%, declining to their current 2% level, and reducing to 0% in April 2009, were designed to mitigate the extent, timing, and profitability impact of withdrawals of funds by customers. The charges apply to $20.7 billion and $21.1 billion of Gibraltar Life’s insurance related reserves as of September 30, 2008 and December 31, 2007, respectively.

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and will again be payable in 2009. The special dividend is based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of September 30, 2008, a liability of $461 million related to the special dividend is included in “Policyholders’ dividends.” The special dividend will take the form of additional policy values, and to a lesser extent, cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $21.3 billion and $19.2 billion of general account insurance related liabilities, other than dividends to policyholders, as of September 30, 2008 and December 31, 2007, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of September 30, 2008 or December 31, 2007. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of September 30, 2008 and December 31, 2007, our international insurance subsidiaries had cash and short-term investments of approximately $1.5 billion and $1.1 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $43.7 billion and $42.1 billion, respectively. As of September 30, 2008, $42.5 billion, or 97%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.2 billion, or 3%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $23.4 billion of the investment grade fixed maturity investments and $0.8 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements as discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.” Cash settlements from this hedging activity result in cash flows to or from Prudential Financial and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. The cash settlements include those for internal hedges related to the U.S. dollar denominated investments held on the books of the yen-based entities as well as for external hedges. A significant yen appreciation over an extended period would result in net cash outflows from Prudential Financial in excess of our historical experience.

Asset Management Subsidiaries

Our fee-based asset management businesses, which include real estate, public and private fixed income and public equity asset management, as well as commercial mortgage origination and servicing, and retail investment products, such as mutual funds and other retail services, are largely unregulated from the standpoint of dividends and distributions. Our asset management subsidiaries through which we conduct these businesses generally do not have restrictions on the amount of distributions they can make, and provide a relatively stable source of significant cash flow to Prudential Financial.

The principal sources of liquidity for our fee-based asset management businesses include asset management fees, and commercial mortgage servicing fees. The principal uses of liquidity include general and administrative expenses, and distribution of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee based asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

The principal sources of liquidity for our proprietary investments are cash flows from investments, the ability to liquidate certain investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial, and external sources. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. The current adverse market conditions have increased the liquidity risks associated with our proprietary investments. The markets for certain investments, such as commercial mortgages and real estate, have become less liquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize. Subsequent to September 30, 2008, the Asset Management business gave notice of its intention to withdraw its investment from a proprietary fixed income fund, which was $286 million as of September 30, 2008, with the timing of the withdrawal and amount to be received depending on market conditions. We also anticipate making further reductions in certain proprietary equity investments.

As of September 30, 2008 and December 31, 2007, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.751 billion and $1.153 billion, respectively, which include $977 million and $387 million of short term loans to real estate funds, respectively.

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

Prudential Securities Group

As of September 30, 2008 and December 31, 2007, Prudential Securities Group’s assets totaled $11.9 billion and $8.1 billion, respectively. Prudential Securities Group owns our investment in Wachovia Securities, which we account for under the equity method, as well as other wholly owned businesses. On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, for $6.8 billion and on January 1, 2008 combined the retail securities brokerage business of A.G. Edwards with Wachovia Securities. On October 3, 2008, Wachovia and Wells Fargo announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wells Fargo will acquire all of Wachovia Corporation and all its businesses and obligations. Wachovia has notified us that Wells Fargo’s brokerage business will be contributed to the joint venture in accordance with the terms of the existing joint venture agreements. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information concerning this acquisition and its effect on our investment in Wachovia Securities. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $104 million and $275 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Financing Activities

As of September 30, 2008 and December 31, 2007, total short- and long-term debt of the Company on a consolidated basis was $32.4 billion and $29.8 billion, respectively, which includes $18.8 billion and $16.7 billion, respectively, related to the parent company, Prudential Financial. As of September 30, 2008 we were in compliance with all debt covenants.

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt to consolidated subsidiaries, as of the dates indicated:

	September 30, 2008	December 31, 2007
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$761	$1,293
Floating rate convertible senior notes	4,883	4,883
Foreign denominated bridge loan facility	697	—
Current portion of long-term debt	278	973
General obligation long-term debt:
Senior debt	7,251	6,875
Junior subordinated debt (hybrid securities)	1,518	—
Retail medium-term notes	3,434	2,688

Total general obligations	$18,822	$16,712

The following table presents, as of September 30, 2008, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium-term Notes
	(in millions)
2009	$—	$—	$7
2010	25	—	30
2011	350	—	135
2012	250	—	147
2013	1,100	—	234
2014 and thereafter	5,526	1,518	2,881

Total	$7,251	$1,518	$3,434

Prudential Financial’s short-term debt includes commercial paper in the amount of $761 million, foreign currency denominated bridge loan facilities totaling $697 million, our convertible senior notes issued in December 2006 in the amount of $1.883 billion, and our convertible senior notes issued in December 2007 in the amount of $3.0 billion. Prudential Financial’s commercial paper program is more fully discussed in “—Alternate Sources of Liquidity” and the foreign currency denominated bridge loan facilities are more fully discussed below.

As described more fully later in this section, holders of our senior convertible notes issued in December 2006 may require us to repurchase the notes at par, plus accrued interest, on December 12, 2008. We have sufficient cash on our balance sheet to defease our obligation. The proceeds from our senior convertible notes issued in December 2007 are currently funding working capital needs of our subsidiaries. Holders of the December 2007 notes may require us to repurchase the notes at par, plus accrued interest, on June 15, 2009. If market conditions improve and so permit, we intend to refinance these notes in the capital markets. In the event we remain unable to issue debt in the capital markets in the remainder of 2008 through June 2009, and the investors elect to sell the notes to us, we intend to defease our obligation through a combination of alternate sources of funds, such as commercial paper, internal sources of funds, and reduction in working capital needs of our businesses.

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

In March 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program under the shelf registration statement, which superseded its Medium-Term Notes, Series C program. In January 2008, the authorized issuance capacity of the Series D program was increased by $5 billion to $10 billion, and as of September 30, 2008 approximately $4.9 billion remained available under the program. In January 2008, Prudential Financial issued $600 million of 5-year medium term notes under this program. The net proceeds from the sale of these notes were used to fund operating needs of our subsidiaries and for general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.43% and 5.40% for the nine months ended September 30, 2008 and 2007, respectively, excluding the effect of debt issued to consolidated subsidiaries. Given the current disruptions in the credit markets, it is uncertain whether we can issue debt under our MTN program at this time.

In March 2006, Prudential Financial filed a prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program, which superseded the 2005 retail medium-term notes program. In March 2008, the authorized issuance capacity of the retail medium-term notes program was increased by $2.5 billion to $5 billion, and as of September 30, 2008 approximately $2.3 billion remained available under the program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior obligations of Prudential Financial and are purchased by retail investors. The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.97% and 5.59% for the nine months ended September 30, 2008 and 2007, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In May, 2008, Prudential Financial borrowed Y74 billion under unsecured bridge loan facilities provided by two institutions that expires on February 13, 2009. The net proceeds were used to repay maturing debt that was issued concurrently with our acquisition of Gibraltar Life in April 2001, which serves to fund capital requirements of Gibraltar Life. The carrying value of these loans were $697 million as of September 30, 2008, and they serve as a net investment hedge of our Japanese insurance operations. Upon expiration of these facilities, we intend to refinance these loans in the domestic or international capital markets, market conditions permitting, or use available internal sources of funds to repay the loans.

In June 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors. Also in June 2008, Prudential Financial issued $800 million of junior subordinated notes to retail investors with a fixed interest rate of 9.0% paid quarterly. In July 2008, Prudential Financial issued an additional $120 million of retail junior subordinated notes following the underwriters’ exercise of their over-allotment option. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid capital securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant, or RCC, as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest, or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest, or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of debt that is senior to the junior subordinated notes. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid capital securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default. Prudential Financial used the proceeds from the issuance of these notes for general corporate purposes and to repurchase shares of its Common Stock under the existing 2008 share repurchase authorization. Both series of notes were assigned credit ratings of “A-” by S&P, “Baa1” by Moody’s, and “bbb” by A.M. Best.

In January 2008, Prudential Financial filed a prospectus supplement to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2006 ($2.0 billion). These convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financials Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these convertible senior notes is a floating rate equal to 3-month LIBOR minus 2.4%, to be reset quarterly. These convertible senior notes are redeemable by Prudential Financial, at par plus accrued interest, any time on or after December 13, 2007. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date was December 12, 2007. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2008. Prior to such repurchase date, we may, from time to time, depending on economic considerations choose to redeem portions of the outstanding notes from certain qualified institutional buyers A majority of the proceeds from the original issuance of these notes was initially invested in an investment grade fixed income portfolio, while the remainder of the proceeds was used for general corporate purposes. Prior to the first date that holders of the notes could require us to repurchase the notes, December 12, 2007, we liquidated the investment portfolio. Currently, the remaining proceeds are invested in short-term instruments and may be used to fund operations or short-term capital needs in lieu of other short-term borrowings in future periods. See Note 12 to our Consolidated Financial Statements included in our Current Report on Form 8-K dated May 16, 2008 for additional information concerning these convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register any resales of these convertible senior notes and shares of Prudential Financial Common Stock, if any, issued to holders of these convertible senior notes.

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

In March 2008, Prudential Financial updated its European medium-term notes program under a shelf registration statement. The Company is authorized to issue up to $1.5 billion of notes under the program. As of September 30, 2008, there was no debt outstanding under this program.

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	September 30, 2008	December 31, 2007
	(in millions)
Borrowings:
General obligation short-term debt	$14,028	$15,349

General obligation long-term debt:
Senior debt	11,128	10,103
Junior subordinated debt (hybrid securities)	1,518	—
Surplus notes(1)	3,194	2,044

Total general obligation long-term debt	15,840	12,147

Total general obligations	29,868	27,496

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	511	308
Limited and non-recourse long-term debt(2)	2,030	1,954

Total limited and non-recourse borrowing	2,541	2,262

Total borrowings(3)	32,409	29,758

Total asset-based financing	12,404	18,236

Total borrowings and asset-based financings	$44,813	$47,994

(1)	As of September 30, 2008 and December 31, 2007, includes $2.750 billion and $1.600 billion, respectively, of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $444 million of fixed rate surplus notes issued by Prudential Insurance.
(2)	As of both September 30, 2008 and December 31, 2007, $1.750 billion, of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(3)	Does not include $7.7 billion and $8.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2008 and December 31, 2007, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $2.372 billion from December 31, 2007 to September 30, 2008, reflecting a $3.693 billion increase in long-term debt and a $1.321 billion net decrease in short-term debt. The net increase in long-term debt was primarily driven by the issuance of junior subordinated debt in the second quarter of 2008, as well as the net issuance of medium-term notes, retail medium-term notes, and surplus notes, partially offset by the reclassification of long-term debt to short-term debt, in the first quarter of 2008. The net decrease in short-term debt was primarily due to a decrease in outstanding commercial paper supporting our operating businesses at Prudential Funding and Prudential Financial, and the maturity of medium term notes.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience and interest rates. As of September 30, 2008, there have been no payments made under the derivative instrument. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. In the first nine months of 2008, the subsidiary issued an additional $1.150 billion of surplus notes, resulting in total outstanding notes under this facility of $2.250 billion and $1.100 billion as of September 30, 2008 and December 31, 2007, respectively. See Note 12 to our Consolidated Financial Statements included in our Current Report on Form 8-K dated May 16, 2008 for additional information.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 12 to our Consolidated Financial Statements included in our Current Report on Form 8-K dated May 16, 2008 for additional information. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that will require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. We estimate that the collateral posting requirements would range from $100 million to $200 million at effective 10-year credit default swap spreads of 700 to 2,000 basis points.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of September 30, 2008 and December 31, 2007 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	September 30, 2008	December 31, 2007
	(in millions)
General obligations:
Capital debt	$6,831	$4,781
Investment related	16,557	16,379
Securities business related	4,753	4,776
Specified other businesses	1,727	1,560

Total general obligations	29,868	27,496
Limited and non-recourse debt	2,541	2,262

Total borrowings	$32,409	$29,758

Short-term debt	$14,539	$15,657
Long-term debt	17,870	14,101

Total borrowings	$32,409	$29,758

Borrowings of Financial Services Businesses	$29,908	$26,865
Borrowings of Closed Block Business	2,501	2,893

Total borrowings	$32,409	$29,758

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. The notes have fixed or floating interest rates and original maturities ranging from two to seven years. As of September 30, 2008 and December 31, 2007, the outstanding aggregate principal amount of such notes totaled approximately $7.7 billion and $8.5 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is reflective of maturities outpacing new issuances during 2008. The aggregate maturities of these notes over the next 12 months is approximately $2.5 billion. In the event we are unable to sell new issuances of theses notes, we intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, and internal sources of funds such as Prudential Funding.

Lines of Credit and Other Credit Facilities

As of September 30, 2008, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $5.0 billion. These facilities are available to each of the borrowers, up to the aggregate committed credit, to be used for general corporate purposes. This amount includes a $500 million 364-day credit facility that expires in December 2008, which includes eight financial institutions, a $2.0 billion 5-year credit facility that expires in May 2012, which includes 22 financial institutions, and an additional $2.5 billion credit facility, of which $200 million expires in December 2011 and $2.3 billion expires in December 2012, which includes 20 financial institutions. Subsequent to September 30, 2008, Lehman Commercial Paper, Inc., a lender in the $2.0 billion facility for a total of $60 million, filed for bankruptcy bringing the current total of unsecured committed credit lines available to $4.94 billion. Within each facility, no single financial institution has more than 15% of the total committed credit. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities and will bear interest at the rates set forth in each facility agreement. We maintain these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of September 30, 2008.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Our ability to borrow under these facilities is not contingent on our credit ratings or subject to material adverse change clauses. Prudential Insurance’s total adjusted capital was $8.5 billion and $11.0 billion as of June 30, 2008 and December 31, 2007, respectively, and we expect this amount to be $7.3 billion as of September 30, 2008. Prudential Financial’s net worth on a consolidated basis totaled $18.7 billion and $23.5 billion as of September 30, 2008 and December 31, 2007, respectively. We also use uncommitted lines of credit from banks and other financial institutions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2007, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2007, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of how the current difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2008, the Company reached a resolution of the previously disclosed investigation by the SEC into certain reinsurance contracts entered into with a single counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. The SEC’s complaint in this matter, filed on August 6, 2008 in the United States District Court for the District of New Jersey, alleges, among other things, that the Company improperly accounted for the reinsurance contracts, resulting in overstatements of the Company’s consolidated results for the years 2000, 2001 and 2002 in certain of the Company’s reports filed with the SEC under the Exchange Act, in violation of the financial reporting, books-and-records and internal control provisions of the Exchange Act and related rules and regulations of the SEC thereunder. In connection with the settlement, the Company has consented to entry of a final judgment enjoining it from future violations of specified provisions of the Exchange Act and related rule and regulations of the SEC thereunder. The settlement, in which the Company neither admits nor denies the allegations in the complaint, resolves the SEC’s investigations into these matters without the imposition of any monetary fine or penalty. The settlement documents include allegations that may result in litigation, adverse publicity and other potentially adverse impacts to the Company’s businesses.

In September 2008, in Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law.

In September 2008, Wang v. Prudential Financial Inc. and Prudential Insurance, a purported nationwide class action involving the Company’s alleged failure to pay overtime, was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter.

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

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our 2007 Annual Report on Form 10-K.

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession.

The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged economic downturn, we could incur significant losses in our investment portfolio.

The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer or stop paying insurance premiums. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.

In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The U.S. Treasury and the bank regulatory agencies have also announced coordinated programs to invest an aggregate of $250 billion (out of the $700 billion) in capital issued by qualifying U.S. financial institutions and to guarantee senior debt of all FDIC insured institutions and their qualifying holding companies, as well as deposits in non-interest bearing transaction accounts. The capital issuance program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. The U.S. federal government has taken or is considering taking other actions to address the financial crisis that could further impact our business. We are currently evaluating the Company’s participation in the asset purchase programs, capital issuance programs and the debt guaranty programs. We cannot predict with any certainty the effect these actions will have on the financial markets or on our business, results of operations, cash flows and financial condition.

Continuing adverse financial market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries.

Adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including securities lending and repurchase agreements, commercial paper, medium and long-term debt and capital securities.

Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business, most significantly our insurance operations. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or raise new capital required by our subsidiaries as a result of volatility in the markets. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a AA ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. As of September 30, 2008, we estimate that the total adjusted operating capital of our domestic life insurance subsidiaries met the RBC levels required to meet their ratings objectives. However, subsequent to September 30, 2008 market conditions have negatively impacted the level of capital in our domestic life insurance subsidiaries and absent a recovery in markets we will need to take capital management actions to maintain capital consistent with these ratings objectives, which may include redeployment of financial resources from internal sources or, if markets continue to decline, require external sources of capital. Certain of these capital management activities may require regulatory approval.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Even under relatively more favorable market conditions (such as those prevailing before the second half of 2007), our insurance products and certain of our investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

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

•

A market decline could result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us.

•

Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage foreign exchange, product, and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can also increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and higher losses.

•

We have significant investment and derivative portfolios. Adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, will impact the liquidity and value of our investments and derivatives, potentially resulting in higher realized or unrealized losses. For example, a widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•

Market conditions could also impact our ability to fund foreseen and unforeseen cash and collateral requirements, potentially inhibiting our ability to perform under our counterparty obligations, support business initiatives and increasing realized losses.

As described above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened during the third quarter of 2008. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our insurance products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. This risk is heightened in the current market and economic environment, in which many desired securities are unavailable.

•

Changes in interest rates may reduce net investment income and thus our spread income which is a substantial portion of our profitability. Changes in interest rates can also result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds. A decline in market interest rates could also reduce our returns from investment of equity.

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

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, there are practical and capital market limitations on our ability to accomplish this and our estimate of the liability cash flow profile may be inaccurate. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate the interest rate risk of our assets relative to our liabilities.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance impacts the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. Capacity for reserve funding structures available in the marketplace is currently limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or valuation of business acquired, or VOBA, or recognize impairment in the value of our goodwill or certain investments, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in an acceleration of amortization of the DAC and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. Significant or sustained equity, real estate and other market declines would result in declines in the fair value, or increases in the level of equity required to support, certain of our businesses, including our Annuities business which has $97 million of goodwill at September 30,

2008, our International Investments business which has $131 million of goodwill at September 30, 2008, and our Real Estate and Relocation business which has $118 million of goodwill at September 30, 2008, which in turn could result in an impairment of some or all of the goodwill associated with these businesses, resulting in a charge to income. Additionally, declines in financial markets impact the fair value of certain equity method investments, particularly in our International Investments business, and may require that we review the carrying value of these investments for potential impairment, and such review could result in an impairment and charge to income.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, such as the unprecedented current market conditions, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The decision on whether to record an other-than-temporary impairment or write-down is determined in part by management’s assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of the Company’s ability and intent to hold the securities to recovery. Given current market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in value. Management’s conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

For a discussion of certain fixed maturity securities where the estimated fair value has declined and remained below amortized cost by more than 15% but less than 20% and by more than 20%, respectively, see “Realized Investment Gains and Losses and General Account Investments—Unrealized Losses from Fixed Maturity Securities.”

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including Prudential Insurance and our other insurance company subsidiaries. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and Prudential Financial’s credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements under certain agreements (including our securities lending agreements), and/or hurt our relationships with creditors or trading counterparties.

On September 18, September 29, October 2 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In view of the difficulties experienced recently by many financial institutions, we believe that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the AA (Standard & Poor’s) and Aa2 (Moody’s Investors Service) insurer financial strength ratings currently held by our life insurance subsidiaries. The outcome of such a review may have adverse ratings consequences, which could have a material adverse effect on our results of operation and financial condition.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without notice by any rating agency.

Ratings downgrades and changes in credit spreads may require us to post collateral, thereby affecting our liquidity, and we may be unable to effectively implement certain capital management activities as a result, or for other reasons.

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels would result in estimated collateral posting requirements or payments under such agreements of approximately $175 million. In addition, a ratings downgrade by A.M. Best to A- for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of $1.25 billion that we estimate would result in annual cash outflows of approximately $125 million, or collateral posting in the form of cash or securities to be held in a trust.

In addition, agreements in connection with capital management activities for our universal life insurance products would require us to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. We estimate that the collateral posting requirements would range from $100 million to $200 million at effective 10-year credit default swap spreads of 700 to 2,000 basis points.

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

Widening of our credit spreads may adversely affect our ability to execute capital management activities with respect to our term and universal life products.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, or a downgrade in the ratings of bond insurers, could adversely affect the value of our investments or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent months, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

In addition, we use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. Our obligations under our variable annuity products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

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

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that had the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. Continuation of these reduced rates, which are due to sunset by 2011, may hinder our sales and result in the increased surrender of insurance and annuity products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees could result in higher corporate taxes. If such legislation is adopted our consolidated net income could decline.

The U.S. Treasury Department and the Internal Revenue Service are addressing the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. A change in the dividends received deduction, including the possible elimination of this deduction through regulations or legislation, could reduce our consolidated net income.

The products we sell have different tax characteristics, in some cases generating tax deductions. Certain of our products are significantly dependent on these characteristics and the Company’s ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

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

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could increase the amount of taxes that we pay or impact the sales of our products. For example, in March 2007 the Japanese National Tax Authority (“NTA”) indicated that it would change the tax treatment of certain term life products sold to corporations, which resulted in a significant decrease in the sale of Increasing Term Life insurance to corporations in Japan. The NTA then released a revised tax circular in February 2008 that reduced, but did not eliminate, the corporate tax deductibility of insurance premiums paid with respect to certain Increasing Term insurance products sold after February 28, 2008.

Fluctuations in foreign currency exchange rates could adversely affect our profitability and cash flow.

We are exposed to foreign currency exchange risks in our general account investment portfolios, other proprietary investment portfolios and through our operations in foreign countries and our hedging programs. Currency fluctuations may adversely affect our results of operations, cash flows or financial condition.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject, including those to which our international businesses are subject, are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. This is particularly the case under current market conditions.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

See “Business—Regulation” in our 2007 Annual Report on Form 10-K for further discussion of the impact of regulations on our businesses.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

Our risk management policies and procedures and our minority investments in joint ventures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

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

Our ability to pay shareholder dividends, to engage in share repurchases and to meet obligations may be adversely affected by limitations imposed on inter-affiliate distributions and transfers by Prudential Insurance and our other subsidiaries.

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds are complemented by Prudential Financial’s access to the financial markets and bank facilities. As described under “Business—Regulation” in our 2007 Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q, our domestic and foreign insurance and various other subsidiary companies, including Prudential Insurance, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. These restrictions on Prudential Financial’s subsidiaries may limit such subsidiaries from making dividend payments to Prudential Financial in an amount sufficient to fund Prudential Financial’s cash requirements and shareholder dividends. From time to time, the National Association of Insurance Commissioners, or NAIC, and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

Difficult market conditions also affect our ability to pay shareholder dividends and to engage in share repurchases. We announced on October 9, 2008, that in light of recent market volatility and extraordinary events and developments affecting financial markets generally, we determined to suspend purchases of Common Stock under the existing share repurchase program, effective October 10, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2008, of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(1)
July 1, 2008 through July 31, 2008	2,047,288	$61.98	2,045,000
August 1, 2008 through August 31, 2008	1,718,243	$71.91	1,714,090
September 1, 2008 through September 30, 2008	1,613,066	$77.51	1,612,700

Total	5,378,597	$69.81	5,371,790	$1,375,147,799

(1)	In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase at the discretion of management up to $3.5 billion of its outstanding Common Stock during calendar year 2008. In light of recent market volatility and extraordinary events and developments affecting financial markets generally, including market conditions for issuance of certain capital instruments such as hybrid securities, the Company has suspended all purchases of its Common Stock under the 2008 stock repurchase program effective October 10, 2008.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock, restricted stock units, and performance shares vested during the period. Restricted stock, restricted stock units, and performance shares were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 6. Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

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

Date: October 30, 2008

Exhibit Index

Exhibit Number and Description

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.