Form 10-Q/A
period 2008-09-30
PRUDENTIAL FINANCIAL INC
filed 2008-11-07
CIK 1137774

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

			Page Number

PART I	FINANCIAL INFORMATION
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II	OTHER INFORMATION
	Item 6.	Exhibits	143

SIGNATURES			144

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Item 2 of Part I of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 of Prudential Financial, Inc. to reflect corrections in certain data relating to (a) the weighted average estimated subordination percentages of commercial mortgage-backed securities attributable to the Financial Services Businesses and the Closed Block Business included within “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Commercial Mortgage-Backed Securities,” (b) the amortized cost and gross unrealized losses greater than 20% by timeframe for fixed maturity securities attributable to the Financial Services Businesses included within “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Unrealized Losses from Fixed Maturity Securities” and (c) the cost and gross unrealized losses greater than 20% by timeframe for equity securities attributable to the Financial Services Businesses included within “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Equity Securities—Unrealized Losses from Equity Securities.” All other Items of the original filing on Form 10-Q made on October 30, 2008 are unaffected and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of September 30, 2008 and does not reflect any subsequent information or events.

i

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

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 29% as of September 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of September 30, 2008, based on amortized cost, approximately 91% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 75% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our U.S. and Non-U.S. commercial mortgage-backed securities attributable to the Financial Services Businesses based on amortized cost as of September 30, 2008, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities – Subordination Percentages by Rating and Vintage—Financial Services Businesses

	September 30, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2008	32%	—%	—%	—%	—%
2007	30	—	—	—	—
2006	30	30	—	—	—
2005	28	—	—	—	—
2004	22	—	—	—	48
2003 & Prior	44	36	20	16	40

Non-U.S. Commercial Mortgage-Backed Securities – Subordination Percentages by Rating and Vintage – Financial Services Businesses

	September 30, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2008	—%	25%	8%	5%	5%
2007	—	—	10	6	1
2006	—	—	—	6	1
2005	—	—	—	13	9
2004	—	—	—	—	—
2003 & Prior	—	—	—	—	—

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

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 30% as of September 30, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure which has been effectively defeased by US Treasury securities. As of September 30, 2008, based on amortized cost, approximately 92% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 59% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of September 30, 2008, by rating and vintage

Commercial Mortgage-Backed Securities – Subordination Percentages by Rating and Vintage – Closed Block Business

	September 30, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2008	28%	—%	—%	—%	—%
2007	30	—	53	—	—
2006	29	—	—	—	—
2005	28	—	—	—	—
2004	19	—	—	—	—
2003 & Prior	39	23	20	9	—

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

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2008		December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$4,480	$1,259	$769	$213
Three months or greater but less than six months	1,330	447	265	91
Six months or greater but less than nine months	643	264	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total(1)(2)	$6,453	$1,970	$1,034	$304

(1)	As of September 30, 2008 includes $339 million of gross unrealized losses on securities with an amortized cost of $594 million where the estimated fair value had declined and remained below amortized cost by 50% or more.

(2)	In the news release announcing third quarter 2008 results attached as Exhibit 99.0 to the Current Report on Form 8-K we filed on October 29, 2008, the amount of gross unrealized losses on general account fixed maturity investments of the Financial Services Businesses at September 30, 2008 with declines in value of 20% or more of amortized costs for three months or more was stated to be $397 million. The correct amount, reflecting the $447 million shown in three months or greater but less than six months timeframe and the $264 million shown in six months or greater but less than nine months timeframe in the table above, is $711 million.

The gross unrealized losses were primarily concentrated in asset-backed securities as of September 30, 2008 and December 31, 2007. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.970 billion as of September 30, 2008 includes $927 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more also includes $339 million of gross unrealized losses on securities with an amortized cost of $594 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which $161 million was included in the less than three month timeframe, $84 million was included in the three months or greater but less than six months timeframe and $94 million was included in the six months or greater but less than nine months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments, as each security is current on its contractual payments, and our detailed analysis of the underlying credit on each of these securities resulted in no evidence of probable credit deterioration that would indicate they would be unable to meet their contractual obligations. The declines in fair value were primarily due to credit spread increases in the structured credit marketplace and liquidity concerns, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our amortized cost, and we have the ability and intent to hold the security for a period of time to allow for a recovery of value. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2008		December 31, 2007
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than three months	$338	$94	$201	$55
Three months or greater but less than six months	143	46	45	14
Six months or greater but less than nine months	92	35	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total(1)	$573	$175	$246	$69

(1)	As of September 30, 2008 includes $12 million of gross unrealized losses on securities with a cost of $22 million where the estimated fair value had declined and remained below cost by 50% or more.

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

Date: November 7, 2008

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.