Form 10-K
period 2008-12-31
PRUDENTIAL FINANCIAL INC
filed 2009-02-27
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $25.46 billion and 426 million shares of the Common Stock were outstanding. As of January 31, 2009, 422 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2008, and January 31, 2009, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2008.

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the global financial markets that began in the second half of 2007 and has continued and substantially increased since then; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) economic, political, currency and other risks relating to our international operations; (12) fluctuations in foreign currency exchange rates and foreign securities markets; (13) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (18) changes in statutory or U.S. GAAP accounting principles, practices or policies; (19) changes in assumptions for retirement expense; (20) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (21) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. As noted above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened since then. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

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

Overview

Prudential Financial, Inc., a financial services leader with approximately $558 billion of assets under management as of December 31, 2008, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry. Our principal executive offices are located in Newark, New Jersey.

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses comprises our U.S. Retirement Solutions and Investment Management division, U.S. Individual Life and Group Insurance division, and International Insurance and Investments division as well as our Corporate and Other operations. The Closed Block Business comprises the assets and related liabilities of the Closed Block described below and certain related assets and liabilities.

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

Separation of the Businesses

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business for financial statement purposes. For a discussion of the operating results of the Financial Services Businesses and the Closed Block Business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Financial Services Businesses comprises our U.S. Retirement Solutions and Investment Management division, U.S. Individual Life and Group Insurance division, and International Insurance and Investments division as well as our Corporate and Other operations. See “—Financial Services Businesses” below for a more detailed discussion of the divisions comprising the Financial Services Businesses. The Closed Block Business comprises the assets and related liabilities of the Closed Block and certain other assets and liabilities, including the IHC debt. See “—Closed Block Business” below for a more detailed discussion of the Closed Block Business. We refer to the Financial Services Businesses and the Closed Block Business collectively as the Businesses.

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

Internal Short-Term Cash Management Facilities

The Financial Services Businesses and Closed Block Business participate in separate internal short-term cash management facilities, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in the facility are generally held in investments that are short-term, including mortgage- and asset-backed securities. Historically, a proportionate interest in each security held in the portfolio was allocated to the Financial Services Businesses and the Closed Block Business based upon their proportional cash contributions to a single facility. Beginning April 1, 2008, management implemented changes in order to permit each Business to hold discrete ownership of its investments in separate facilities without affecting or being affected by the level of participation of the other Business. See Note 2 to the Supplemental Combining Financial Information for additional information concerning our internal short-term cash management facilities.

Financial Services Businesses

The Financial Services Businesses is comprised of three divisions, containing seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division is comprised of the Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division is comprised of the Individual Life and Group Insurance segments. The International Insurance and Investments division is comprised of the International Insurance and International Investments segments.

See Note 20 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment of the Financial Services Businesses.

U.S. Retirement Solutions and Investment Management Division

The U.S. Retirement Solutions and Investment Management division conducts its business through the Individual Annuities, Retirement and Asset Management segments.

Individual Annuities

Our Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent in the U.S. market. The Individual Annuities segment competes with other providers of retirement savings and accumulation products, including other large, well-established insurance and financial services companies. We compete in the individual annuities business primarily based on the ability to offer innovative product features. Our risk management allows us to offer these features and hedge or limit our exposure to the related risks, excluding those risks we have deemed suitable to retain, utilizing a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. We also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities. Our annuity products are distributed through a diverse group of independent financial planners, wirehouses and banks, as well as through Prudential Agents. In recent years, we have completed two acquisitions that had a significant impact on our business, as discussed below. In the second half of 2006, we began distributing our annuity products through Allstate’s proprietary distribution force, as discussed further below.

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

Skandia Insurance Company Ltd. agreed to indemnify us for certain losses, including certain losses resulting from litigation or regulatory matters relating to events prior to closing the transaction, subject to an aggregate cap of $1 billion. See “Legal Proceedings—Insurance and Annuities” for additional information regarding items pending under this indemnification. Under the terms of a License Agreement, we acquired the right to use the “American Skandia” name in conjunction with our own name in the U.S. in the annuity business for five years and in the mutual fund business for two years. Skandia Insurance Company Ltd. agreed not to compete with us in the U.S. in the annuity business for five years and in the mutual fund business for two years. We completed the process of changing the names of various legal entities that included “American Skandia” in the name during the second quarter of 2008. Among the name changes completed, on January 1, 2008 we changed the name of American Skandia Life Assurance Corporation to Prudential Annuities Life Assurance Corporation.

Allstate Variable Annuity Business

On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation, or Allstate, through a reinsurance transaction for $635 million of total consideration. Beginning June 1, 2006, the assets acquired and liabilities assumed and the results of operations of the acquired variable annuity business have been included in our consolidated financial statements. The acquisition increased our scale and third party distribution capabilities in the U.S., including exclusive distribution through Allstate’s agency distribution force of nearly 15,000 independent contractors and financial professionals. The integration of the variable annuity business acquired from Allstate was completed during the second quarter of 2008. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition.

Products

We offer variable annuities that provide our customers with tax-deferred asset accumulation together with a full suite of optional guaranteed death and living benefits. The optional benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual fund sub-accounts, frequently under asset allocation programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent an interest in separate investment companies that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. As part of our risk management strategy we hedge or limit our exposure to these risks, excluding those risks we have deemed suitable to retain, through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. The automatic rebalancing element included in the design of certain variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum purchase age requirements.

Variable annuity account values with living benefit features were $33.1 billion and $37.2 billion as of December 31, 2008 and 2007, respectively. For risk management purposes we segregate our variable annuity living benefit features into four broad product groupings, described in more detail below, (1) those where we utilize both an automatic rebalancing element and capital markets hedging, (2) those where we utilize only an automatic rebalancing element, (3) those where we utilize only capital markets hedging and (4) those with risks we have deemed suitable to retain.

(1)	We manage the equity market, interest rate and market volatility risks associated with our Highest Daily products by utilizing both an automatic rebalancing element and capital markets hedging. Our Highest Daily products guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is generally accessible through incremental withdrawals over a certain period, or for the life of the contractholder, and not as a lump-sum surrender value. For our Highest Daily products we utilize an automatic rebalancing element to limit our exposure to equity market risk and market volatility. Asset allocation and minimum purchase age requirements are also included in the design of our Highest Daily products to limit our exposure to equity market risk and market volatility. In addition to these product design elements, we actively hedge our Highest Daily products, primarily for changes in interest rates, and to a lesser extent for changes in equity markets and market volatility, through the use of interest rate derivatives and equity options. Contracts with living benefit features where we utilize both an automatic rebalancing element and capital markets hedging represented $9.7 billion or 29%, and $3.7 billion or 10% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively.

(2)

We manage the equity market, interest rate and market volatility risks associated with our guaranteed return option, or GRO, features through an automatic rebalancing element, included in the product’s design. Our GRO features include a guaranteed minimum accumulation benefit which provides the contractholder with a guaranteed return of initial account value (adjusted for purchase payments and withdrawals) or an enhanced value, if applicable. Contracts with living benefit features where we utilize only an automatic rebalancing element represented $8.0 billion or 24%, and $10.1 billion or 27% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively. These amounts exclude products that contain the HDGRO and GRO Plus 2008 riders, which are included in the previous paragraph related to our Highest Daily product guarantees.

(3)	We manage the risks associated with all other accumulation and withdrawal guarantees through capital markets hedging. We actively hedge these guarantees for changes in equity markets, interest rates, and market volatility through the use of equity options and interest rate derivatives. Contracts with living benefit features where we utilize only capital markets hedging represented $11.3 billion or 34%, and $16.5 billion or 44% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively. As a result of the volatility and disruption in the global financial markets, we have ceased sales of certain of these products.

(4)	We have deemed the risks associated with our guaranteed minimum income benefits suitable to retain. Our guaranteed minimum income benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining annuity income payments. Contracts with living benefit features and only with risks we have deemed suitable to retain represented $4.1 billion or 13%, and $6.9 billion or 19% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively.

We have also deemed the risks associated with our guaranteed minimum death benefits suitable to retain. Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $33.1 billion and $37.2 billion of variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively, also contain guaranteed minimum death benefits, with $17.7 billion or 53%, and $13.8 billion or 37% benefiting from an automatic rebalancing element, as discussed above. An additional $23.3 billion and $38.0 billion of variable annuity account values as of December 31, 2008 and 2007, respectively, contain guaranteed minimum death benefits, but no living benefit features.

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute variable annuities with proprietary and non-proprietary investment options, as well as fixed annuities. For additional information regarding our Prudential Agent force, see “—Domestic Insurance Division—Individual Life.”

Third Party Distribution

Our individual annuity products are also offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouses, banks, and, beginning in the second half of 2006, Allstate’s proprietary distribution force. Consistent with the original terms of the acquisition discussed above, our right to offer American Skandia branded annuity products in conjunction with our own name expired on April 30, 2008. As discussed above, completion of the various American Skandia legal entity name changes occurred during the second quarter of 2008. Our third party efforts are supported by a network of 270 internal and external wholesalers, as well as 39 new business development specialists as of December 31, 2008.

Underwriting and Pricing

We earn asset management fees based upon the average assets of the proprietary mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on the average daily net assets value of the annuity separate accounts or the amount of guaranteed value. We receive administrative service fees from many of the proprietary and non-proprietary mutual funds. We price our variable annuities, including optional guaranteed death and living benefits, based on an evaluation of the risks assumed and considering applicable hedging costs. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed rate options of our variable annuities. For assets transferred to a fixed rate general account option pursuant to the automatic rebalancing element discussed above, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities. To encourage persistency, most of our variable and fixed annuities have declining surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

Reserves

We establish and carry as liabilities actuarially determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity contracts, including the minimum death benefit and living benefit guarantee features of some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, withdrawal rates, mortality rates, expenses and margins for adverse deviation. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For variable and fixed annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investment funds. We service both defined contribution and defined benefit plans, as well as non-qualified plans. For clients with both defined contribution and defined benefit plans, we offer integrated defined benefit/defined contribution recordkeeping services. For participants leaving our clients’ plans, we provide a broad range of retail and rollover products through our broker-dealer, Prudential Investment Management Services LLC, and our banking operation, Prudential Bank & Trust, FSB. In addition, in our institutional investment products business, we offer guaranteed investment contracts, or GICs, funding agreements, institutional and retail notes, structured settlement annuities, and group annuities for defined contribution plans, defined benefit plans, non-qualified entities, and individuals. Results of our institutional investment products business include proprietary spread lending activities where we borrow on a secured or unsecured basis to support investments on which we earn a spread between the asset yield and liability cost.

The Retirement segment competes with other large, well-established insurance companies, asset managers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, investment performance, and our ability to offer product features to meet the retirement income needs of clients. In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, which are supported by our claims-paying ability.

In recent years we have completed three acquisitions which have increased our scale, expanded our sales and distribution capabilities and broadened our array of product and service offerings in our full service business.

CIGNA Corporation’s Retirement Business

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

Union Bank of California’s Retirement Business

On December 31, 2007, we acquired a portion of the retirement business of Union Bank of California, N.A. for $103 million of cash consideration. This acquisition increased the scale of our product and service offerings and expanded our sales and distribution capabilities on the west coast of the U.S. The integration of this business was completed in the second quarter of 2008.

MullinTBG

On October 10, 2008 we acquired MullinTBG Insurance Agency Services, LLC and related entities, or MullinTBG, a provider of executive benefit solutions and financing strategies, including administration of nonqualified executive benefit plans. This acquisition broadened our array of product offerings, expanded our sales and distribution capabilities and enhanced our position as a single source servicer of both qualified and non-qualified retirement and deferred compensation plans.

Products and Services

Full Service

Our full service business offers plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified retirement and deferred compensation plans, including recordkeeping and administrative services, comprehensive investment offerings and consulting services to assist plan sponsors in managing fiduciary obligations. We offer as part of our investment products a variety of general and separate account stable value products, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. In addition, certain products that are designed for the benefit of participants are marketed and sold on an investment-only basis through our full service distribution channels. Revenue is generated from asset-based fees, recordkeeping and other advisory fees, and, for certain stable value products discussed below, the spread between the rate of return on investments we make and the interest rates we credit, less expenses. In connection with non-qualified retirement and deferred compensation plans, we earn recordkeeping fees and commissions on products sold to finance the sponsor’s plan liability. Prudential Financial’s asset management units earn fees from management of general account assets supporting retirement products, including stable value products as discussed below and, to the extent these units are selected to manage client assets associated with fee-based products, they also earn asset management fees related to those assets.

Our full service general account stable value products contain an obligation to pay interest at a specified rate for a specific period of time and to repay account balances or market value upon contract termination. Substantially all of these stable value general account products are either fully or partially participating, with annual or semi-annual rate resets giving effect to previous investment experience, other than a minor portion of non-participating products on which we bear the investment and asset/liability management risk. We earn administrative fees for providing recordkeeping and other administrative services for these products. In addition, we earn profits from partially participating and non-participating general account products from the spread between the rate of return on the investments we make and the interest rates we credit, less expenses.

We also offer fee-based separate account products, through which customer funds are held in either a separate account or a client-owned trust. These products generally pass all of the investment results to the customer. In certain cases, these contracts are subject to a minimum interest rate guarantee. Additionally, we offer guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, and hedge certain of the related risks utilizing externally purchased hedging instruments. We earn administrative fees for these separate account products.

Our full service offerings are supported by participant communications and education programs, and a broad range of plan consulting services, including nondiscrimination testing, plan document services, signature-ready documents for required filings, and full actuarial support for defined benefit plans. Additional services include non-qualified deferred compensation plan administration, including executive benefit solutions and financing strategies, investment advisory services, and merger and acquisition support.

In addition, we offer a broad range of brokerage and banking solutions, including rollover individual retirement accounts, or IRA’s, mutual funds, and guaranteed income products. Our rollover products and services are marketed to participants who terminate or retire from organizations that are clients of our retirement plan recordkeeping services.

Institutional Investment Products

The institutional investment products business primarily offers products to the stable value and payout annuity markets. In addition to the profits discussed below, Prudential Financial’s asset management units earn fees from management of general account assets supporting retirement products and, to the extent these units are selected to manage client assets associated with fee-based products, they also earn asset management fees related to those assets.

Stable Value Markets.    Our stable value markets area manufactures general account investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary investment-only products are GICs, funding agreements, retail notes and institutional notes. This unit also manufactures general and separate account stable value products and stable value products through which customer funds are held in client-owned trusts for our full service business, the results of which are reflected in the full service business.

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

We also offer investment-only, fee-based stable value products, through which customers’ funds are held in either a separate account or a client-owned trust. We pass investment results through to the customer, subject to a minimum interest rate guarantee.

Payout Annuity Markets.    Our payout annuity markets area offers traditional general and separate account products designed to provide a predictable source of monthly income, generally for the life of the participant, such as structured settlements, voluntary income products and close-out annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. With our general account products, the obligation to make annuity payments to our annuitants is backed by our general account assets, and we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits from structured settlements, voluntary income products and close-out annuities result from the emerging experience related to investment returns, timing of retirements, mortality, and the level of expenses being more or less favorable than assumed in the original pricing.

We also offer participating separate account annuity contracts, which are fee-based products that cover payments to retirees to be made by defined benefit plans. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract.

Marketing and Distribution

We distribute our products through a variety of channels. In our full service business, we market to plan sponsors through a centralized wholesaling force, as well as through field sales representatives who manage our distribution efforts in offices across the country. We sell our products and services through third-party financial advisors, brokers, and benefits consultants and, to a lesser extent, directly to plan sponsors. We market our rollover IRA products and services to plan participants through a centralized service team.

In our stable value markets area within our institutional investment products business, we distribute GICs and funding agreements to institutional investors through our direct sales force and through intermediaries. We also have a global Funding Agreement Notes Issuance Program, or FANIP, pursuant to which a Delaware statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. The medium-term notes are sold to institutional investors through intermediaries under Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). In addition, a portion of Prudential Financial’s SEC-registered medium-term notes program is allocated for sales to retail investors. The proceeds from the sale of the retail notes may be used by Prudential Financial to purchase funding agreements from Prudential Insurance. Proceeds from the retail notes may also be used for general corporate purposes. In February 2009, Prudential Insurance also began issuing funding agreements directly to the Federal Home Loan Bank of New York. Sales of our guaranteed income products have been negatively impacted by unfavorable capital markets conditions, in particular during the second half of 2008 as the stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased.

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

Asset Management

The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, mutual funds, asset securitization activity and other structured products, and proprietary investments. These products and services are provided to the public and private marketplace, as well as our U.S. Individual Life and Group Insurance division, International Insurance and Investments division and Individual Annuities and Retirement segments, as well as the Closed Block business.

The Asset Management segment competes with numerous asset managers and other financial institutions. In the markets for our products, we compete based upon investment performance, investment process, investment talent and brand recognition.

Operating Data

The following tables set forth the assets under management of the investment management and advisory services group of our Asset Management segment at fair market value by asset class and source as of the dates indicated.

	December 31, 2008
	Equity	Fixed Income(3)	Real Estate	Total
		(in billions)
Institutional customers(1)	$38.6	$96.8	$25.8	$161.2
Retail customers(2)	38.3	21.5	1.8	61.6
General account	3.2	168.6	0.8	172.6

Total	$80.1	$286.9	$28.4	$395.4

	December 31, 2007
	Equity	Fixed Income(3)	Real Estate	Total
		(in billions)
Institutional customers(1)	$56.7	$92.0	$27.7	$176.4
Retail customers(2)	65.9	19.5	1.2	86.6
General account	4.5	170.0	1.0	175.5

Total	$127.1	$281.5	$29.9	$438.5

	December 31, 2006
	Equity	Fixed Income(3)	Real Estate	Total
		(in billions)
Institutional customers(1)	$54.7	$78.7	$23.4	$156.8
Retail customers(2)	58.1	19.4	1.5	79.0
General account	4.0	162.8	0.8	167.6

Total	$116.8	$260.9	$25.7	$403.4

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds, defined contribution plan products and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in our general account.
(3)	Includes private fixed income and commercial mortgage assets of institutional customers of $9.1 billion as of December 31, 2008, $9.7 billion as of December 31, 2007 and $8.7 billion as of December 31, 2006, and private fixed income and commercial mortgage assets in our general account of $61.7 billion, $62.4 billion and $54.7 billion, as of those dates, respectively.

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

Strategies are managed by seasoned portfolio managers with securities selected by our nine sector specialist teams: Corporate, High Yield, Bank Loan, Emerging Markets Debt, U.S. Liquidity (U.S. government and mortgage-backed securities), Money Market, Municipal Bonds, Global and Structured Product. A separate team is dedicated to securities lending activities. All strategies are managed using a research-based approach, supported by significant credit research, quantitative research, and risk management organizations.

Public Equity Asset Management

Our public equity organization provides discretionary and non-discretionary asset management services to a wide range of clients. We manage a broad array of publicly-traded equity asset classes using various investment styles. The public equity organization is comprised of two wholly-owned registered investment advisors, Jennison Associates LLC and Quantitative Management Associates LLC. Jennison Associates uses fundamental, team-based research to manage portfolios for institutional and private clients through separately managed accounts and commingled vehicles, including mutual funds through subadvisory relationships. Quantitative Management Associates manages equity and asset allocation portfolios for institutional and subadvisory clients using proprietary quantitative models tailored to meet client objectives.

Private Fixed Income Asset Management

Our private fixed income organization provides asset management services by investing predominantly in private placement investment grade debt securities, as well as private placement below investment grade debt securities, and mezzanine debt financing. These investment capabilities are utilized by our general account and institutional clients through direct advisory accounts, insurance company separate accounts, or private fund structures. A majority of the private placement investments are directly originated by our investment staff.

Commercial Mortgage Origination and Servicing

Our commercial mortgage operations provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease up. We expect these loans to be paid off through refinancing or the sale by the borrower of the underlying collateral. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2008, the principal balance of interim loans totaled $1.9 billion.

Real Estate Asset Management

Our global real estate organization provides asset management services for single-client and commingled real estate portfolios and manufactures and manages a variety of real estate investment vehicles investing in private and public real estate, primarily for institutional clients in 19 offices worldwide. Our domestic and international real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or specific geographic regions or follow other specific investment strategies. Our global real estate organization has an established presence in the U.S., Europe, Asia and Latin America.

Proprietary Investments

We make proprietary investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). We also make short term loans to our managed funds that are secured by equity commitments from investors or assets of the funds.

The following table sets forth the proprietary investments of the Asset Management segment at fair market value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	As of December 31,
	2008	2007	2006
	(in millions)
Co-Investments:
Real Estate	$221	$192	$267
Fixed Income(1)	197	409	255

Seed Investments:
Real Estate	345	356	117
Public Equity	252	359	242
Fixed Income	52	50	—

Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	179	181	17
Real Estate secured by Fund Assets	283	212	—

Total	$1,529	$1,759	$898

(1)	Includes aggregate investments in a fixed income fund of $185 million, $324 million and $184 million at December 31, 2008, 2007 and 2006, respectively. In the fourth quarter of 2008, two entities within the Asset Management segment made a request to redeem their entire investment from this fixed income fund. The fixed income fund has suspended redemptions. Due to market conditions, the amount and timing of the payment of redemption proceeds cannot be predicted at this time.

Mutual Funds and Other Retail Services

We manufacture, distribute and service investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 42 mutual funds as of December 31, 2008. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

We also provide services for the private label wrap-fee products of other financial services firms that provide access to mutual funds and separate account products. Wrap-fee products have higher minimum investment levels than our mutual funds and offer a choice of both proprietary and non-proprietary investment management. During 2004, we became a provider of program services for certain mutual fund wrap and separately managed account platforms of Wachovia Securities. The contractual agreement with Wachovia Securities related to managed account services, which provided for essentially a fixed fee, expired with respect to most services provided as of July 1, 2008.

Marketing and Distribution

We provide investment management services for our institutional customers through a proprietary sales force organized by asset management business. Each asset management business has an independent marketing and client service team working with clients. Institutional asset management services are also offered through the Retirement segment of the U.S. Retirement Solutions and Investment Management division.

Most of the retail customer assets under management are invested in our mutual funds and our variable annuities and variable life insurance products. These assets are gathered by the U.S. Individual Life and Group Insurance division, the International Insurance and Investments division, the Individual Annuities segment and third party networks. Additionally, we work with third party product manufacturers and distributors to include our investment options in their products and platforms.

We also provide investment management services across a broad array of asset classes for our general account, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—General Account Investments.”

U.S. Individual Life and Group Insurance Division

The U.S. Individual Life and Group Insurance division conducts its business through the Individual Life and Group Insurance segments.

Individual Life

Our Individual Life segment manufactures and distributes individual variable life, term life and universal life insurance products, primarily to the U.S. mass middle, mass affluent and affluent markets. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent and households with investable assets in excess of $250,000 to be affluent in the U.S. market. Our life products are distributed through independent third party distributors and Prudential Agents.

The Individual Life segment competes with large, well-established life insurance companies. In the markets for our products, we compete primarily based upon price, service, distribution channel relationships, brand recognition and financial stability.

Certain fixed expenses are allocated between the Individual Life segment and the Closed Block Business based upon allocation methodologies consistent with U.S. GAAP reporting. However, as policies in force within the Closed Block Business continue to mature or terminate, the level of expenses to be allocated to the Closed Block Business will decrease, potentially increasing the expense allocations to the Individual Life segment.

Products

Our primary insurance products are variable life, term life and universal life and represent 49%, 43% and 7%, respectively, of our net face amount of individual life insurance in force at the end of 2008. In recent years, as term life insurance sales have increased and variable life insurance sales have decreased, we have seen term life insurance become a larger percentage of our net in force.

Variable Life Insurance

We offer a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and/or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. In the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of our Individual Life insurance segment’s profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value.

Term Life Insurance

We offer a variety of term life insurance products that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. We also offer term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Individual Life profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of uneven product profitability patterns, as well as the costs of our ongoing capital management activities.

Universal Life Insurance

We offer universal life insurance products that feature a fixed crediting rate that varies periodically based on portfolio returns, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

Individual Life profits from universal life insurance are impacted by mortality and expense margins, interest spread on policyholder funds as well as the net interest spread on capital management activities.

Marketing and Distribution

Third Party Distribution

Our individual life products are offered through a variety of third party channels, including independent brokers, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning. The life insurance products offered are generally the same as those available through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers. We also offer a simplified-issue term life insurance policy available through the internet to customers of select banks and other financial institutions.

Prudential Agents

Our Prudential Agents distribute Prudential variable, term and universal life insurance, variable and fixed annuities, and investment and other protection products with proprietary and non-proprietary investment options as well as selected insurance and investment products manufactured by others. The number of Prudential Agents was 2,360, 2,425 and 2,562 at December 31, 2008, 2007 and 2006, respectively. While the number of Prudential Agents has declined over the past several years, average agent productivity, based upon average commissions on new sales of all products by Prudential Agents, has increased from $53,441 for 2006 to $57,700 for 2008.

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

Prior to the sale of our property and casualty insurance operations in 2003, the Individual Life segment had been compensated for property and casualty insurance products sold through Prudential Agents. Following the sale, Prudential Agents have continued access to non-proprietary property and casualty products under distribution agreements entered into with the purchasers of these businesses, as well as other non-proprietary product providers; therefore, the Individual Life segment continues to be compensated for sales of these products.

The compensation arrangements for certain non-proprietary products provide an opportunity for additional compensation to the Individual Life segment based on multi-year profitability of the products sold. This additional compensation is not predictable since the multi-year profitability of the products is subject to substantial variability and, additionally, the compensation arrangements are periodically renegotiated which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements has been renegotiated and the profit opportunities will be significantly reduced in 2010 and beyond.

Underwriting and Pricing

For our fully underwritten life insurance, underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. Depending on the age of the applicant and amount of insurance requested, we require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, and gather information such as physician records and investigative reports. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality, interest, expenses, policy persistency, and premium payment pattern in pricing policies. Some of our policies are fully guaranteed. Others have current premiums/charges and interest credits that we can change subject to contractual guarantees. We routinely update the interest crediting rates on our universal life policies and on the fixed account of our variable life policies. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives.

Our operating results are impacted by differences between actual mortality experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. Our Individual Life segment employs capital management activities, including financing of regulatory requirements associated with statutory reserves for certain term and universal life insurance policies, to maximize product returns and enable competitive pricing. Capital management activities are impacted by the cost of financing and our ability to access the capital markets, and insurance regulations.

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

Reinsurance

The Individual Life segment uses reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability based on mortality experience. Since 2000, we have reinsured a significant portion of the mortality risk we assume under our newly sold individual life insurance policies. Beginning in 2007 we increased our retention on newly-issued term and universal life policies. The maximum amount of individual life insurance we generally retain on any new policy is $30 million for a single life plan and $35 million for a second-to-die life plan. In situations where no reinsurance is available, we limit newly-issued policies on our primary term life plan to $10 million.

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

The Group life segment competes with other large, well-established life and health insurance providers in the U.S. markets, and is a top provider of both group life and disability insurance. The markets in which we compete are mature markets, hence we compete primarily based on strong brand recognition, service standards, customer relationships, financial stability and range of product offerings. Due to the large number of competitors, price competition is strong. The majority of our premiums are derived from large corporations, affinity groups or other organizations, such as those with over 10,000 insured individuals. We have a strong portfolio of products and the ability to meet complex needs of the large clients, providing opportunities for continuing stabilized premiums and growth.

Products

Group Life Insurance

We offer group life insurance products including employer-pay (basic) and employee-pay (voluntary) coverages. This portfolio of products includes basic and supplemental term life insurance for employees, optional term life insurance for dependents of employees and universal life insurance. We also offer group variable universal life insurance, voluntary accidental death and dismemberment insurance and business travel accident insurance. Many of our employee-pay coverages include a portability feature, allowing employees to retain their coverage when they change employers or retire. We also offer a living benefits option that allows insureds that are diagnosed with a terminal illness to receive a portion of their life insurance benefit upon diagnosis, in advance of death, to use as needed. Also, the majority of claim payments are deposited into a retained asset account from which the beneficiary may withdraw the proceeds at anytime.

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

Other

We offer individual and group long-term care insurance and group corporate- and trust-owned life insurance. Long-term care insurance protects the insured from the costs of an adult day care center, a nursing home or similar live-in care situation or a home health or a personal care aide. Group corporate- and trust-owned life insurance are group variable life insurance contracts typically used by large corporations to fund deferred compensation plans and benefit plans for retired employees.

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

Some policies are not eligible to receive experience-based refunds. The adequacy of our pricing of these policies determines their profitability during the rate guarantee period. In addition, our profitability is subject to fluctuation period to period, based on the differences between actual mortality and morbidity experience and the assumptions used in pricing our policies, but we anticipate that over the rate guarantee period we will achieve mortality and morbidity levels more closely aligned with the assumptions used in pricing our policies. Market demand for multiple year rate guarantees for new policies increases the adverse consequences of mispricing coverage and lengthens the time it takes to improve benefits ratios.

We routinely make pricing adjustments, when contractually permitted, that take into account the emerging experience on our group insurance products. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to maintain benefits ratios that are consistent with our profit objectives.

Reserves

We establish and carry as liabilities actuarially determined reserves that we believe will be adequate to meet our future policyholder benefit obligations. We base these reserves on actuarially recognized methods using morbidity and mortality tables in general use in the U.S., which we modify to reflect our actual experience when appropriate. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. We also establish a liability for policyholders’ account balances that represent cumulative deposits plus credited interest and/or fund performance, less withdrawals, expenses and cost of insurance charges as applicable.

International Insurance and Investments Division

The International Insurance and Investments division conducts its business through the International Insurance and International Investments segments.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance products to the mass affluent and affluent markets in Japan, Korea and other countries outside the U.S. through its Life Planner operations. In addition, we offer similar products to the broad middle income market across Japan through Life Advisors, who are associated with our separately-operated Gibraltar Life Insurance Company, Ltd., or Gibraltar Life, operation, which we acquired in April 2001. We commenced sales in non-U.S. markets through our Life Planner operations, as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; Poland, 2000; and Mexico, 2006. We continue to explore opportunities for a more diverse mix of business resulting in increased focus on the international retirement market.

We continue to seek opportunities for expansion into high-growth markets in targeted countries, such as in China and India, where we have representative offices. During 2007, we entered into a joint venture in India where we have a 26% interest, the maximum currently allowed by regulation in India. The joint venture received its insurance license in June 2008 and commenced sales of life insurance products shortly thereafter. In addition, we also have an investment in China, through a consortium of investors that holds a minority interest in China Pacific Insurance (Group) Co., Ltd.

In certain countries where we operate, particularly Japan and Korea, our products are highly regulated and, as a result, premium levels may not vary significantly among competitors. Therefore, we generally compete more on service provided to the customers than on price. In our operations other than Gibraltar Life and our new joint venture in India, we compete by focusing primarily on a limited market using our Life Planner model to offer high quality service and needs-based protection products. The success of our model in some markets makes us vulnerable to imitation and targeted recruitment of our sales force; thus the loss of highly skilled and productive Life Planners to competitors is a significant competitive risk. We direct substantial efforts to recruit and retain our Life Planners by continuously evaluating and adjusting our training and compensation programs, where appropriate, to positively impact retention and satisfaction.

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

Products

We currently offer various traditional whole life, term life, and endowment policies, which provide for payment on the earlier of death or maturity, as well as retirement income life insurance products that combine an insurance protection element similar to that of whole life policies with a retirement income feature. In some of our operations we also offer certain health products with fixed benefits, as well as annuity products, which are primarily represented by U.S. dollar denominated fixed annuities in Gibraltar Life and variable annuities in Korea. We also offer variable life products in Japan, Korea, Taiwan and Poland and interest-sensitive life products in Japan, Korea, Taiwan and Argentina. Generally, our international insurance products are non-participating and denominated in local currency, with the exception of products in Argentina, which are mostly U.S. dollar denominated, and certain policies in Japan, Korea, Taiwan and Mexico that are also U.S. dollar denominated. For these dollar denominated products, both premiums and benefits are guaranteed in U.S. dollars. We also began sales of Euro denominated products in Japan in August 2008.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors for the periods indicated.

	As of December 31,
	2008	2007	2006
Life Planners:
Japan(1)	3,071	3,068	2,956
All other countries	3,294	3,098	2,872
Life Advisors	6,330	6,264	5,944

Total	12,695	12,430	11,772

(1)	In 2008 and 2007, 70 and 82 Life Planners, respectively, were transferred to Gibraltar primarily to support our efforts to expand our bank channel distribution. The Life Planners transferred to Gibraltar are not considered Life Advisors as they sell only through the bank channel.

Life Planner Model

Our Life Planner model is significantly different from the way traditional industry participants offer life insurance in Japan and in most of the other countries where we do business. It also differs from the way we market through the Life Advisors of Gibraltar Life. We believe that our selection standards, training, supervision and compensation package are key to the Life Planner model and have helped our Life Planner operations achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. In general, we recruit Life Planners with:

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

The rate of increase in Life Planners in our Japanese operations was lower, from December 31, 2007 to December 31, 2008, as compared to the prior period, reflecting the impact of the transfer of 70 Life Planners to Gibraltar in 2008 primarily to support our efforts to expand our bank channel distribution, the Company’s efforts to further improve retention and the quality of Life Planners by more selective screening, and most recently due to the economic conditions. The increase in Life Planners in all other countries, from December 31, 2007 to December 31, 2008, was driven by increases of 67 and 90 in Korea and Taiwan, respectively.

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Following the acquisition of Gibraltar Life in 2001, and continuing through 2003, the number of Life Advisors decreased as we instituted measures to increase the cost-effectiveness of this distribution channel, including a transition from a compensation structure that was formerly based mainly on fixed compensation to a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Advisors has increased over the last few years, but the pace of growth in Life Advisors reflects the more disciplined hiring standards adopted in the latter half of 2007 to enhance retention and productivity.

During 2008, a new agency branch was created in Gibraltar Life that focuses on servicing our Japanese Life Planner policyholders that are not actively serviced by a Life Planner (i.e., orphaned policyholders) and promoting Gibraltar Life’s retirement and medical insurance products.

Bank Distribution Channel

In 2006, Gibraltar Life commenced sales, primarily of U.S. dollar denominated fixed annuity products, through banks to supplement its core Life Advisor distribution channel. As of December 31, 2008, Gibraltar Life had distribution agreements with fifteen banks. Beginning in early 2008, Gibraltar Life introduced a Yen-denominated variable annuity product in the bank channel, and began selling protection products as a result of the liberalization of banking regulations allowing for the sale of additional insurance products. We continue to explore opportunities to expand our distribution capabilities through the bank channel, as well as other alternative channels.

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

Pricing of individual life insurance products, particularly in Japan and Korea, is more regulated than in the U.S. Generally, premiums in each country are different for participating and non-participating products, but within each product type they are generally similar for all companies. Mortality and morbidity rates and interest rates that we use to calculate premiums are restricted by regulation on the basis of product type by country. Interest rates guaranteed under our insurance contracts may exceed the rates of return we earn on our investments, and, as a result, we may experience negative spreads between the rate we guarantee and the rate we earn on investments. Negative investment spreads had an adverse impact on the overall results of our Life Planner operations over the past five years. The profitability on our products from these operations results primarily from margins on mortality, morbidity and expense charges. In addition, the profitability of our products is impacted by differences between actual mortality experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. However, we anticipate over the long-term to achieve the mortality levels reflected in the assumptions used in pricing our products.

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

The reserves for many of our products have long durations and, in some of these markets, it is difficult to find appropriate assets with the same long duration. Historically, we have sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, due to the difficulty in finding appropriate securities with the same long duration, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. Based on an evaluation of recent market conditions, beginning in the fourth quarter of 2008 and continuing into 2009, we have terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. These actions will result in lower portfolio yields in our Japanese Life Planner operations in 2009. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and we expect to resume implementing strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions changes. As we do so, the impact to our portfolio yields upon the resumption of these strategies will depend on the then current interest rate environment.

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

Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices primarily to an institutional client base. We conduct these operations through offices in the U.S., Europe and Asia, and are members of most major futures exchanges. Our global commodities group primarily serves as an intermediary between its customers and, therefore, assumes minimal market risk, except counterparty credit risk related to its customers. We conduct futures transactions on margin according to the regulations of the different futures exchanges. To the extent clients are unable to meet their commitments and margin deposits are insufficient to cover outstanding liabilities, we may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client’s obligations.

In 2004, our international investments operations acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government, for $301 million in cash, including $210 million used to repay assumed debt. Subsequent to the acquisition, the company was renamed Prudential Investment & Securities Co., Ltd., or PISC. On January 25, 2008, we acquired the remaining 20 percent for $90 million and PISC is now a wholly-owned operation.

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

On July 1, 2008, we acquired a 40 percent interest in GAP Asset Management of Brazil, which we account for under the equity method as an operating joint venture. GAP Asset Management of Brazil had $2.9 billion in assets under management as of June 30, 2008 and $0.9 billion in assets under management as of December 31, 2008, reflecting a decline in assets under management attributable to client outflows and foreign exchange movements.

Corporate and Other

Corporate and Other includes corporate operations that are not allocated to any of our business segments and the real estate and relocation services business, as well as divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

Corporate Operations

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that we have placed in wind-down status but have not divested; and (8) the impact of transactions with other segments.

The wind-down businesses included in corporate operations consist of the following:

•

We have not actively engaged in the life reinsurance market since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance policies under the terms of the reinsurance treaties.

•

We ceased writing individual disability income policies in 1992, and a year later ceased writing hospital expense and major medical policies. Most of our individual disability income policies are non-cancelable; however, we reinsured all of these policies as of July 1999. For our hospital expense and major medical policies, the 1997 Health Insurance Portability and Accountability Act guarantees renewal. Under certain circumstances, with appropriate approvals from state regulatory authorities, we are permitted to change the premiums charged for these policies if we can demonstrate the premiums have not been sufficient to pay claims and expenses.

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

Financial Advisory

In 2008, we classified our Financial Advisory business as a divested business, reflecting our intention to exit this business, as discussed in more detail below. This business consists of our investment in the Wachovia Securities joint venture described below, in addition to expenses relating to obligations and costs we retained in connection with the businesses we contributed to the joint venture, primarily for litigation and regulatory matters.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture currently headquartered in St. Louis, Missouri. Wachovia Securities, one of the nation’s largest retail brokerage and clearing organizations, provides full service securities brokerage and financial advisory services to individuals and businesses. Wachovia and Wachovia Securities are distribution partners for certain of our products, including our mutual funds and individual annuities that are distributed through their financial advisors, bank channel and independent channel.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, and on January 1, 2008 contributed the retail securities brokerage business of A.G. Edwards to the joint venture. Wachovia’s contribution of this business entitled us to elect a “lookback” option (which we elected) that permits us to delay for a period of two years ending on January 1, 2010, our decision on whether or not to make payments to avoid or limit dilution of our 38% ownership interest in the joint venture. During this “lookback” period, our share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on our diluted ownership level, which is in the process of being determined. At the end of the “lookback” period, we may “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities. Based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, we adjusted the carrying value of our ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of the A.G. Edwards business and the dilution of our 38% ownership interest and to record the value of the above described rights under the “lookback” option.

On October 3, 2008, Wachovia and Wells Fargo & Company (“Wells Fargo”) announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wachovia would be merged into Wells Fargo, which would succeed to Wachovia’s rights and obligations under the joint venture arrangements. As reported by Wells Fargo, this merger was completed on December 31, 2008.

On December 4, 2008, we announced our intention, assuming completion of the merger of Wachovia into Wells Fargo, to exercise our right under the “lookback” option to put our joint venture interests to Wells Fargo. Under the terms of the joint venture agreements, closing of the put transaction would occur on or about January 1, 2010. As indicated above, the results associated with our joint venture interest have been classified as results of a divested business, reflecting our intention to exit this business.

Commercial Mortgage Securitization Operations

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. These operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, were previously reported within the Asset Management segment. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. As of December 31, 2008, our commercial mortgage securitization operations held loans with a principal balance of $241 million, whose fair values continue to be subject to changes in credit spreads.

Property and Casualty Insurance

In 2003, we sold our property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, or Liberty Mutual, and our New Jersey property and casualty insurance companies to Palisades Group. We have agreed not to compete with the buyers. In New Jersey, the non-compete agreement with Palisades Group expired on December 31, 2008. Outside of New Jersey, the non-compete agreement is effective until the termination of our distribution agreement with Liberty Mutual.

We have reinsured Liberty Mutual for adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain discontinued distribution channels; and stop-loss protection on losses occurring after the sale and arising from those same distribution channels. The reinsurance covering these losses will be settled based upon loss experience through December 31, 2008 with a provision that profits on these channels may be shared, with Liberty Mutual potentially receiving up to $20 million, which is fully reserved. We have also reinsured Liberty Mutual for adverse loss development for specific property and casualty risks either written or assumed prior to the sale that Liberty Mutual did not want to retain. This includes adverse loss development on a stop loss reinsurance agreement with Everest Re Group, Ltd., or Everest, which resulted from the sale in 2000 of Gibraltar Casualty Company, a commercial property and casualty insurer, to Everest. The payments up to the full limit of the Everest agreement were reached in 2008. We believe that we have adequately reserved for our remaining property and casualty obligations under these reinsurance contracts based on the current information available; however, we may be required to take additional charges in the future that could be material to our results of operations in a particular quarterly or annual period.

Prudential Securities Capital Markets

In 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in our business strategy. We subsequently exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. As of December 31, 2008 we had remaining assets amounting to $92 million related to Prudential Securities’ institutional fixed income activities.

Exchange shares previously held by Prudential Equity Group

In 2007, we exited the equity sales, trading and research operations of the Prudential Equity Group, and retained certain securities relating to trading exchange memberships of these former operations. These securities were received in 2006 in connection with the commencement of public trading of stock exchange shares.

Other

We previously marketed individual life insurance in Canada through Prudential of America Life Insurance Company, or PALIC. In 2000, we sold our interest in PALIC and indemnified the purchaser for certain liabilities with respect to claims related to sales practices or market conduct issues arising from operations prior to the sale. We also remain subject to mortality risk for certain assumed individual life insurance policies sold by PALIC under the terms of the reinsurance treaties.

During 1996 and 1997, we sold substantially all of the residential first mortgage banking and related operations of Prudential Home Mortgage Company, Inc. and its affiliates. We remain liable with respect to certain claims concerning these operations prior to sale which we believe are adequately reserved.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating individual life insurance products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block Assets that we expect will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits and to provide for the continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. We also segregated for accounting purposes the Surplus and Related Assets that we needed to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block at the time of demutualization. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to decline ultimately as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. For a discussion of the Closed Block Business, see “—Demutualization and Separation of the Businesses—Separation of the Businesses.”

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. In 2005, we completed the process of arranging reinsurance of the Closed Block. The Closed

Block is 90% reinsured, including 17% by a wholly owned subsidiary of Prudential Financial. As discussed in Note 10 to the Consolidated Financial Statements, if the performance of the Closed Block is more or less favorable than we originally assumed in funding, total dividends paid to Closed Block policyholders in the future may be greater or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders as part of policyholder dividends, and it will not be available to shareholders. At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. See Note 20 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block Business.

Intangible and Intellectual Property

We use numerous federal, state and foreign servicemarks and trademarks. We believe that the goodwill associated with many of our servicemarks and trademarks, particularly “Prudential®,” “Prudential Financial®,” “Growing and Protecting Your Wealth®” and our “Rock” logo, are significant competitive assets in the U.S.

On April 20, 2004, we entered into a servicemark and trademark agreement with Prudential plc of the United Kingdom, with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” The agreement is intended to avoid customer confusion in areas where both companies compete. Under the agreement, there are restrictions on our use of the “Prudential” name and mark in a number of countries outside the Americas, including Europe and most parts of Asia. Where these limitations apply, we combine our “Rock” logo with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

Ratings

Claims-paying and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. National Recognized Statistical Ratings Organizations continually review the financial performance and condition of insurers, including Prudential Insurance and our other insurance company subsidiaries. Our credit ratings are also important for our ability to raise capital through the issuance of debt and for the cost of such financing.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)		Fitch(4)
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3		A+
PRUCO Life Insurance Company	A+	AA-	Aa3		A+
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	Aa3		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	Aa3		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2		F2
Long-term senior debt(5)	a-	A	A3		BBB
Junior subordinated long-term debt	bbb	BBB+	Baa1		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1		F1
Long-term senior debt	a+	AA-	A1		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, claims-paying ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, claims-paying ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance claims-paying ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)	Fitch Ratings Ltd., which we refer to as Fitch, claims-paying ratings currently range from “AAA (exceptionally strong)” to “D (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	Includes the retail medium-term notes program.

The ratings set forth above with respect to Prudential Financial, Prudential Funding, LLC, Prudential Insurance and our other insurance and financing subsidiaries reflect current opinions of each rating organization with respect to claims-paying ability, financial strength, operating performance and ability to meet obligations to policyholders or debt holders, as the case may be. These ratings are of concern to policyholders, agents and intermediaries. They are not directed toward shareholders and do not in any way reflect evaluations of the safety and security of the Common Stock. These ratings are reviewed periodically and we cannot assure you that we will maintain our current ratings in the future. Each rating should be evaluated independently of any other rating.

Our claims-paying ratings are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade in our claims-paying or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements (see “Management’s Discussion and Analysis—Liquidity and Capital Resources”), and/or hurt our relationships with creditors or trading counterparties.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a negative outlook generally implies that over the next 12-18 months, the rating agency expects more downgrades than upgrades among companies in the sector. However, such an outlook does not imply that all, or even a majority of, companies will necessarily experience ratings downgrades. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice.

In view of the difficulties experienced recently by many financial institutions, the rating agencies have heightened the level of scrutiny that they apply to such institutions, have increased the frequency and scope of their credit reviews, have requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the financial strength ratings currently held by our life insurance subsidiaries. In addition, actions we might take to access third party financing or to realign our capital structure may in turn cause rating agencies to reevaluate our ratings.

Provided below is a discussion of the significant changes in our ratings or rating outlooks that occurred from the beginning of 2008 through the date of this filing.

In late September and early October 2008, A.M. Best, Fitch, Moody’s, and S&P each revised their outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

On November 21, 2008, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “A3” and affirmed the financial strength ratings of our life insurance subsidiaries at “Aa3.” Moody’s also revised its outlook on our ratings to negative from stable. On February 10, 2009 Moody’s placed the long-term ratings of Prudential Financial and our life insurance subsidiaries on review for possible downgrade. The short-term ratings of Prudential Financial and Prudential Funding have been affirmed with a stable outlook.

On December 2, 2008, Fitch lowered Prudential Financial’s long-term senior debt rating to “A-” from “A” and lowered the financial strength ratings of our life insurance subsidiaries to “AA-” from “AA,” with ratings outlook revised from stable to negative. On February 19, 2009, Fitch lowered Prudential Financial’s long-term senior debt rating to “BBB” from “A-” and the short-term rating to “F2” from “F1.” Fitch also downgraded the financial strength ratings of the life insurance subsidiaries to “A+” from “AA-” and the short-term rating of Prudential Funding to “F1” from “F1+.” The outlook for all ratings remains negative.

On December 11, 2008, A.M. Best affirmed the financial strength rating of “A+” for our life insurance subsidiaries and affirmed the credit rating of “a-” for Prudential Financial’s long-term senior debt. The outlook for the financial strength ratings remained stable and the outlook for the long-term senior debt credit rating was revised to stable from positive.

On February 17, 2009, S&P lowered Prudential Financial’s long-term senior debt rating to “A” from “A+” and affirmed the “AA” ratings of our life insurance subsidiaries. The long-term ratings outlook was revised from stable to negative.

On February 26, 2009, S&P lowered the financial strength ratings of our life insurance subsidiaries to “AA-” from “AA” and affirmed Prudential Financial’s long-term senior debt ratings as “A.” The outlook for both ratings was revised from negative to stable.

See “Management’s Discussion and Analysis—Liquidity and Capital Resources” for a discussion of the impact of these rating actions.

Competition

In each of our businesses we face intense competition from U.S. and international insurance companies, asset managers and diversified financial institutions. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We compete in our businesses based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, risk management capabilities, capital management capabilities, perceived financial strength, and claims-paying and credit ratings. The relative importance of these factors varies across our products and the markets we serve.

The adverse market and economic conditions that began in the second half of 2007 and that have continued and worsened since then can be expected to result in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions may lead to favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape may be further affected by the government sponsored programs in the U.S. and similar governmental actions outside of the U.S. in response to the severe dislocations in financial markets.

Consolidations among companies in the financial services industry may occur and result in competitors with increased market shares, or the introduction of larger or financially stronger competitors through acquisitions or otherwise, in lines of business in which we compete.

We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position.

Certain of our products compete on the basis of investment performance. A material decline in the investment performance of these products could have an adverse effect on our sales, as well as potentially increase the level of withdrawals and customer complaints. Rankings and ratings of investment performance have a significant effect on our ability to increase our assets under management.

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

Our ability to sell certain insurance products, including traditional guaranteed products depends significantly on our claims-paying ratings. A downgrade in our claims-paying ratings could adversely affect our ability to sell our insurance products and reduce our profitability. For additional information on our claims-paying ratings, see “—Ratings.”

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. It appears likely that the financial markets dislocation will lead to extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally. U.S. law and regulation of our international business, particularly as it relates to monitoring customer activities, is likely to increase as a result of terrorist activity in the U.S. and abroad and may affect our ability to attract and retain customers. The discussion immediately below is primarily focused on applicable U.S. regulation. A separate discussion of the regulations affecting our international businesses is provided later in this section under “—Regulation of our International Businesses.”

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In May 2007, the Connecticut insurance regulator completed a routine financial examination of American Skandia Life Assurance Corporation for the five year period ended December 31, 2005, and found no material deficiencies. In February 2008, the New Jersey insurance regulator, along with the insurance regulators of Arizona and Connecticut, completed a coordinated financial examination for the five year period ended December 31, 2006 for all of our U.S. life insurance companies as part of the normal five year examination cycle and found no material deficiencies. In December 2008, the Indiana insurance regulator completed a routine financial examination of Vantage Casualty Insurance Company for the five year period ended December 31, 2007 and found no material deficiencies.

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

Risk-Based Capital.    In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital, or RBC, calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC ratios for each of our U.S. insurance companies currently are above the ranges that would require any regulatory or corrective action. These RBC ratios may also impact our credit and financial strength ratings, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2008, 2007, and 2006, we paid approximately $1.7 million, $1.9 million and $1.1 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our U.S. insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provided for lower income tax, capital gains and dividend tax rates that had the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also included provisions that eliminate over time the estate, gift and generation skipping taxes and partially eliminates the step up in basis rules applicable to property held in a decedent’s estate. These reduced rates, which are due to sunset in 2011, may hinder our sales and result in increased surrenders of insurance and annuity products.

The U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

ERISA

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, asset management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, we become subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

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

Securities Operations

A number of our subsidiaries and Wachovia Securities, in which we have a minority ownership interest, are registered as broker-dealers with the SEC and with some or all of the 50 states and the District of Columbia. In addition, a number of our subsidiaries are also registered as investment advisors with the SEC. Our broker-dealer affiliates are members of, and are subject to regulation by, “self-regulatory organizations,” including FINRA. Self-regulatory organizations such as FINRA conduct examinations of, and have adopted rules governing, their member broker-dealers. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers.

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

The commodity futures and commodity options industry in the U.S. is subject to regulation under the Commodity Exchange Act, as amended. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations adopted under that Act. A number of our subsidiaries are registered with the CFTC as futures commission merchants, commodity pool operators or commodity trading advisors. Our futures business in our global commodities group is also regulated in the U.S. by the National Futures Association and in the United Kingdom by the Financial Services Authority, or the FSA.

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

Privacy Regulation

Federal and state law and regulation require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require all holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risk of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our commercial mortgage lending business. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us, although Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose us to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

We routinely conduct environmental assessments prior to taking title to real estate, whether through acquisition for investment, or through foreclosure on real estate collateralizing mortgages that we hold. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking these environmental assessments and complying with our internal procedures, and as a result, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our results of operations.

Regulation of our International Businesses

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which our international businesses are subject are regularly re-examined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. Existing or future laws or regulations may become more restrictive or otherwise adversely affect our operations. It is also becoming increasingly common for regulatory developments originating in the U.S., such as those discussed above, to be studied and adopted in some form in other jurisdictions in which we do business. For example, the insurance regulatory authorities in Korea have introduced Sarbanes-Oxley type financial control requirements that became effective in 2008. Changes such as these can increase compliance costs and potential regulatory exposure. In some instances, such jurisdictions may also impose different, conflicting or more rigorous laws and requirements, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy.

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

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and have insurance operations in India through a joint venture in which we have a minority interest. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. In some jurisdictions for certain products regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses.

In order to monitor insurers’ solvency, regulatory authorities in the international jurisdictions in which we operate, generally establish some form of minimum solvency margin requirements for insurance companies, similar in concept to the RBC ratios that are employed by U.S. insurance regulators. These solvency margins are used by regulators to assess the sufficiency of an insurer’s capital and claims-paying ability and include the impact of transactions with affiliated entities. The solvency margin ratios in certain jurisdictions are required to be disclosed to the public. Insurers that have less solvency margin than the regulators require are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The solvency margin ratios for each of our international insurance operations currently are above the ranges that would require any regulatory or corrective action. These solvency margins may also impact our credit and financial strength ratings, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our international investment operations are also supervised primarily by regulatory authorities in the countries in which they operate, including the Korean Ministry of Finance and Economy and the Financial Supervisory Commission, and the United Kingdom’s Financial Services Authority. We operate investment related businesses in, among other jurisdictions, Japan, Korea, Taiwan, Mexico, the United Kingdom, Hong Kong, Germany and Singapore, and participate in investment related joint ventures in Brazil, Italy, Mexico and China. These businesses may provide investment-related products such as investment management products and services, mutual funds, brokerage, separately managed accounts, as well as commodities and derivatives products. The regulatory authorities for these businesses typically oversee such issues as company licensing, the licensing of investment product sales staff, sales practices, solvency and capital adequacy, mutual fund product approvals and related disclosures, securities, commodities and related laws, among other items.

In some cases, our international investment businesses are also subject to U.S. securities laws and regulations. One is regulated as a broker-dealer in the U.S. under the Securities Exchange Act of 1934, as amended and others are registered investment advisers under the Investment Advisers Act of 1940, as amended. Our international insurance and investment businesses may also be subject to other U.S. laws governing businesses controlled by U.S. companies such as the Foreign Corrupt Practices Act and certain regulations issued by the U.S. Office of Foreign Asset Controls. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers.

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

Under the Japanese insurance guaranty law, substantially similar to such laws in the U.S., all licensed life insurers in Japan are required to be members and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation, or PPC. These assessments fund a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to the member insurer’s proportionate share of the business written by all member insurers. For the years ended December 31, 2008, 2007, and 2006, we paid approximately $15 million, $22 million and $20 million, respectively, in assessments pursuant to Japanese insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our insurance companies doing business in Japan, we have established reserves that we believe are adequate for assessments relating to insolvent Japanese insurance companies.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. For example, during 2007, Mexico enacted an alternative flat tax that became effective in 2008, while China, Germany, Italy and the United Kingdom reduced corporate tax rates for 2008. In March 2007, the Japanese National Tax Authority, or NTA, indicated that it would change the tax treatment of certain term life products sold to corporations, which resulted in a significant decrease in the sale of Increasing Term Life insurance to corporations in Japan. On December 26, 2007, the NTA confirmed in an official announcement its intention to revise the corporate tax deductibility of insurance premiums paid with respect to certain Increasing Term insurance products. The NTA then released a revised tax circular that reduced, but did not eliminate, the corporate tax deductibility of insurance premiums paid with respect to Increasing Term insurance products sold after February 28, 2008. In 2008, Korea enacted a corporate income tax rate reduction from 27.5% to 24.2% for fiscal years beginning on or after January 1, 2009 and to 22% for fiscal years beginning on or after January 1, 2010.

Our international operations are regulated in the jurisdictions in which they are located or operate. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability.

Employees

As of December 31, 2008, we had 41,844 employees, including 21,272 located outside of the U.S. We believe our relations with our employees are satisfactory.

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

Some of our businesses and our results of operations have been materially adversely affected by the adverse conditions in the global financial markets and economic conditions generally. Our businesses, results of operations and financial condition may be further adversely affected, possibly materially, if these conditions persist or deteriorate. We cannot predict the effect of governmental actions in response to the current financial crisis.

Our results of operations have been materially adversely affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 has continued and substantially increased since then. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S. including depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer or stop paying insurance premiums. We cannot predict definitively whether or when such actions, which could impact our business, results of operations, cash flows and financial condition, may occur.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets. Most recently, on November 25, 2008, the Federal Reserve announced the Term Asset-Backed Securities Loan Facility, or TALF. The TALF has not yet been implemented but is designed to provide secured financing for newly issued asset-backed securities backed by certain types of consumer and small business loans.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Fund to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

We have applied to participate in the Capital Purchase Program, although no determination with respect to our participation has been made. We also continue to evaluate other government sponsored programs for which we may be eligible.

The U.S. federal government has taken or is considering taking other actions to address the financial crisis that could further impact our business. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

Markets in the United States and elsewhere have experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. A continuation or deterioration in these conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries.

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

Disruptions, uncertainty or volatility in the financial markets have limited and may be expected to continue to limit our access to capital required to operate our business, most significantly our insurance operations. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or raise new capital required by our subsidiaries as a result of volatility in the markets. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Given the disruptions in the credit and capital markets, we have been unable to issue debt at an affordable cost recently and it is uncertain at this time whether we can issue debt under our medium term note program at all, or at least at a cost that is not prohibitive. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.

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

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings to our insurance subsidiaries in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. As of December 31, 2008, we estimate that the total capital of our domestic life insurance subsidiaries met the RBC levels required to meet their ratings objectives. Subsequent to September 30, 2008 market conditions negatively impacted the level of capital in our domestic life insurance subsidiaries and caused us to take capital management actions to maintain capital consistent with these ratings objectives, which included redeployment of financial resources from internal sources, including the contribution of the subsidiary that holds our minority interest in the Wachovia Securities retail brokerage joint to Prudential Insurance.

A continuation or worsening of the disruptions in the credit and capital markets could adversely affect Prudential Financial and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) additional capital management activities; (2) further access to our alternative sources of liquidity; (3) accelerating or restructuring loans extended to affiliates; (4) access to external sources of capital, including the debt or equity markets; (5) limiting or curtailing sales of certain products and/or restructuring existing products; (6) undertaking asset sales; and (7) seeking temporary or permanent changes to regulatory rules. Certain of these actions could require regulatory approval.

Our asset management operations include real estate held in Prudential Insurance separate accounts, for the benefit of clients, which enter into forward commitments which typically are funded from separate account assets and cash flows and related funding sources. Owing to the adverse credit and capital market conditions, these separate accounts may have difficulty funding in the normal course commitments due in 2009. In that case, Prudential Insurance might be called upon or required to provide interim funding solutions, which could affect the availability of liquidity for other purposes.

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

Even under relatively more favorable market conditions (such as those prevailing before the second half of 2007), our insurance products and certain of our investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets we manage have an adverse effect on the revenues and profitability of our asset management services, which depend on fees related primarily to the value of assets under management, and could further decrease the value of our proprietary investments.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products. Similarly, changing economic conditions can influence customer behavior including but not limited to increasing claims in certain product lines.

•

Sales of our investment-based and asset management products and services may decline and lapses and surrenders of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us.

•

Market conditions determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage foreign exchange, product, and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and higher losses.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, will impact the liquidity and value of our investments and derivatives, potentially resulting in higher realized or unrealized losses. For example, a widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

As described above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.

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

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, there are practical and capital market limitations on our ability to accomplish this and our estimate of the liability cash flow profile may be inaccurate. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and may choose based on factors, including economic considerations, not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

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

For certain of our products, market performance impacts the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold in relation to our Individual Annuities business. Capacity for reserve funding structures available in the marketplace is currently limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our Individual Annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of equity market declines. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or valuation of business acquired, or VOBA, or recognize impairment in the value of our goodwill or certain investments, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to further reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses has resulted and could result in further acceleration of amortization of the DAC and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. In the fourth quarter of 2008, the significant equity, real estate and other market declines resulted in declines in the fair value, or increases in the level of equity required to support, certain of our businesses. As a result, in the fourth quarter of 2008 we recognized an impairment of goodwill of $337 million of which $97 million related to our Individual Annuities business, $123 million related to our International Investments business, and $117 million related to our Real Estate and Relocation business, which amounts reflected the entire balance of goodwill associated with these businesses. As of December 31, 2008, we had a remaining goodwill balance of $702 million, including $444 million related to our Retirement business and $241 million related to our Asset Management business. Further market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in additional goodwill impairments, resulting in a charge to income.

In the fourth quarter of 2008, declines in financial markets impacted the fair value of certain equity method investments, particularly in our International Investments business, which resulted in a charge to income for an impairment of these investments of $316 million. Further declines in the fair value of these investments, which have a remaining carrying value of approximately $300 million as of December 31, 2008, may require that we review the remaining carrying value of these investments for potential impairment, and such review could result in additional impairments and charges to income.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, such as the unprecedented current market conditions, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There are and may continue to be certain asset classes that were in active markets with significant observable data that have or may become illiquid due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

For a discussion of certain fixed maturity securities where the estimated fair value has declined and remained below amortized cost by more than 15% but less than 20% and by more than 20%, respectively, see “Realized Investment Gains and Losses and General Account Investments – Unrealized Losses from Fixed Maturity Securities.”

We have experienced and may experience additional downgrades in our claims paying or credit ratings. A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including Prudential Insurance and our other insurance company subsidiaries. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and Prudential Financial’s credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements under certain agreements (including our securities lending agreements), and/or hurt our relationships with creditors or trading counterparties. In addition, actions we might take to access third party financing or to realign our capital structure may in turn cause rating agencies to reevaluate our ratings.

In view of the difficulties experienced recently by many financial institutions, the rating agencies have heightened the level of scrutiny that they apply to such institutions, have increased the frequency and scope of their credit reviews, have requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the financial strength ratings currently held by our life insurance subsidiaries. The outcome of such reviews may have adverse ratings consequences, which could have a material adverse effect on our results of operation and financial condition.

In late September and early October, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

On November 21, 2008, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “A3” and affirmed the financial strength ratings of our life insurance subsidiaries at “Aa3.” Moody’s also revised its outlook on our ratings to negative from stable. On February 10, 2009 Moody’s placed the long-term ratings of Prudential Financial and our life insurance subsidiaries on review for possible downgrade. The short-term ratings of Prudential Financial and Prudential Funding were affirmed with a stable outlook.

On December 2, 2008, Fitch lowered Prudential Financial’s long-term senior debt rating to “A-” from “A” and lowered the financial strength ratings of our life insurance subsidiaries to “AA-” from “AA,” with ratings outlook revised from stable to negative. On February 19, 2009, Fitch lowered Prudential Financial’s long-term senior debt rating to “BBB” from “A-” and the short-term rating to “F2” from “F1.” Fitch also downgraded the financial strength ratings of our life insurance subsidiaries to “A+” from “AA-” and the short-term rating of Prudential Funding, LLC to “F1” from “F1+.” The outlook for all ratings remains negative.

On December 11, 2008, A.M. Best affirmed the financial strength rating of “A+” for our life insurance subsidiaries and affirmed the credit rating of “a-” for Prudential Financial’s long-term senior debt. The outlook for the financial strength ratings remained stable and the outlook for the long-term senior debt credit rating was revised to stable from positive.

On February 17, 2009, S&P lowered Prudential Financial’s long-term senior debt rating to “A” from “A+” and affirmed the “AA” ratings of our life insurance subsidiaries. The long-term ratings outlook was revised from stable to negative.

On February 26, 2009, S&P lowered the financial strength ratings of our life insurance subsidiaries to “AA-” from “AA” and affirmed Prudential Financial’s long-term senior debt ratings as “A.” The outlook for both ratings was revised from negative to stable.

As a result of the ratings action taken by Fitch on February 19, 2009, Prudential Financial is no longer eligible to participate in the Commercial Paper Funding Facility sponsored by the Federal Reserve Bank of New York, although Prudential Funding, LLC continues to be eligible.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without notice by any rating agency.

Ratings downgrades and changes in credit spreads may require us to post collateral, thereby affecting our liquidity, and we may be unable to effectively implement certain capital management activities as a result, or for other reasons.

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at December 31, 2008 would result in estimated collateral posting requirements or payments under such agreements of approximately $200 million. In addition, a ratings downgrade by A.M. Best to A- for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of $1.6 billion that we estimate would result in annual cash outflows of approximately $130 million, or collateral posting in the form of cash or securities to be held in a trust.

In addition, agreements in connection with capital management activities for our universal life insurance products would require us to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of December 31, 2008, when estimates of Prudential Financial’s 10-year credit default swap spreads were 575 basis points, we posted $125 million of collateral under this agreement. We estimate that the collateral posting requirements could be $400 million at an effective 10-year credit default swap spread of 2,000 basis points, based on indications of forward LIBOR rates as of December 31, 2008.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on future sales of term or universal life insurance products, thereby potentially resulting in an adverse impact on returns on capital associated with these products, and possibly requiring us to reduce our sales of these products or implement measures that may be disruptive to our business. As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2009 to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, based on current market conditions, we may not be able to finance these needs. We are currently reviewing both internal and external sources of funding to address these needs.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, and insolvencies of insurers in jurisdictions where we write business, could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability.

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

In addition, we use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. Our obligations under our variable annuity products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

Under state insurance guaranty association laws and similar laws in international jurisdictions, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants.

Amounts that we expect to collect under current and future contracts, including proceeds we expect to realize from the intended put of our Wachovia Securities joint venture interests to Wells Fargo, are subject to counterparty risk.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in all of our businesses is intense, including for Prudential Agents, Life Planners and Life Advisors, other face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. The loss of personnel could have an adverse effect on our business and profitability.

The adverse market and economic conditions that began in the second half of 2007 and that have continued and worsened since then can be expected to result in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions may lead to favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies like us with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape in which we operate may be further affected by the government sponsored programs in the U.S. and similar governmental actions outside of the U.S. in response to the severe dislocations in financial markets.

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

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provided for lower income tax, capital gains and dividend tax rates that had the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. Continuation of these reduced rates, which are due to sunset in 2011, may hinder our sales and result in the increased surrender of insurance and annuity products.

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

The U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

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

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could increase the amount of taxes that we pay or impact the sales of our products. For example, during 2007, Mexico enacted an alternative flat tax that became effective in 2008, while China, Germany, Italy and the United Kingdom reduced corporate tax rates for 2008. In March 2007, the Japanese National Tax Authority, or NTA, indicated that it would change the tax treatment of certain term life products sold to corporations, which resulted in a significant decrease in the sale of Increasing Term Life insurance to corporations in Japan. On December 26, 2007, the NTA confirmed in an official announcement its intention to revise the corporate tax deductibility of insurance premiums paid with respect to certain Increasing Term insurance products. The NTA then released a revised tax circular that reduced, but did not eliminate, the corporate tax deductibility of insurance premiums paid with respect to Increasing Term insurance products sold after February 28, 2008. In 2008, Korea enacted a corporate income tax rate reduction from 27.5% to 24.2% for fiscal years beginning on or after January 1, 2009 and to 22% for fiscal years beginning on or after January 1, 2010.

Our international operations are regulated in the jurisdictions in which they are located or operate. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability.

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

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject, including those to which our international businesses are subject, are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. This is particularly the case under current market conditions. It appears likely that the continuing financial markets dislocation will lead to extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Legal Proceedings.” Congress from time to time considers pension reform legislation that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) makes significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. These changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain group annuity products we offer in connection with terminating pension plans. The Bush Administration also had proposed several tax-favored savings initiatives. These initiatives could hinder sales and persistency of our products and services that support employment based retirement plans.

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

In view of recent events involving certain financial institutions, it is likely that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition or results of operations.

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

•

Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

In our investments in which we hold a minority interest, including our Wachovia Securities joint venture, we lack management and operational control over its operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments.

We face risks arising from acquisitions, divestitures and restructurings, including client losses, surrenders and withdrawals, difficulties in integrating and realizing the projected results of acquisitions and contingent liabilities with respect to dispositions.

We face a number of risks arising from acquisition transactions, including the risk that, following the acquisition or reorganization of a business, we could experience client losses, surrenders or withdrawals or other results materially different from those we anticipate, as well as difficulties in integrating and realizing the projected results of acquisitions and restructurings and managing the litigation and regulatory matters to which acquired entities are party. We have retained insurance or reinsurance obligations and other contingent liabilities in connection with our divestiture or winding down of various businesses, including with respect to the retail securities brokerage and securities clearing operations that we contributed to the joint venture with Wachovia Corporation, and our reserves for these obligations and liabilities may prove to be inadequate. These risks may adversely affect our results of operations or financial condition.

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

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds are complemented by Prudential Financial’s access to the financial markets and bank facilities. As described under “Business—Regulation” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” our domestic and foreign insurance and various other subsidiary companies, including Prudential Insurance, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. These restrictions on Prudential Financial’s subsidiaries may limit such subsidiaries from making dividend payments to Prudential Financial in an amount sufficient to fund Prudential Financial’s cash requirements and shareholder dividends. From time to time, the National Association of Insurance Commissioners, or NAIC, and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

Difficult market conditions also affect our ability to pay shareholder dividends and to engage in share repurchases. We announced on October 9, 2008, that, in light of recent market volatility and extraordinary events and developments affecting financial markets generally, we were suspending purchases of Common Stock under 2008 existing share repurchase program, effective October 10, 2008. We do not anticipate reinstituting a share repurchase program in 2009.

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

•

We may exchange the Class B Stock for shares of Common Stock at any time, and the Class B Stock is mandatorily exchangeable in the event of a sale of all or substantially all of the Closed Block Business or a “change of control” of Prudential Financial. Under these circumstances, shares of Class B Stock would be exchanged for shares of Common Stock with an aggregate average market value equal to 120% of the then appraised “Fair Market Value” of the Class B Stock. For a description of “change of control” and “Fair Market Value,” see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Convertibility.” Holders of Class B Stock may at their discretion, beginning in 2016, and at any time in the event of specified regulatory events, convert their shares of Class B Stock into shares of Common Stock with an aggregate average market value equal to 100% of the then appraised Fair Market Value of the Class B Stock. Any exchange or conversion could occur at a time when either or both of the Common Stock and Class B Stock may be considered overvalued or undervalued. Accordingly, any such exchange or conversion may be disadvantageous to holders of Common Stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 26, 2009, were as follows:

Name	Age	Title	Other Directorships
John R. Strangfeld, Jr.	55	Chairman, Chief Executive Officer and President	None
Mark B. Grier	56	Vice Chairman	None
Edward P. Baird	60	Executive Vice President, International Businesses	None
Richard J. Carbone	61	Executive Vice President and Chief Financial Officer	None
Robert C. Golden	62	Executive Vice President, Operations and Systems	None
Bernard B. Winograd	58	Executive Vice President, U.S. Businesses	None
Susan L. Blount	51	Senior Vice President and General Counsel	None
Helen M. Galt	61	Senior Vice President, Company Actuary and Chief Risk Officer	None
Sharon C. Taylor	54	Senior Vice President, Human Resources	None

Biographical information about Prudential Financial executive officers is as follows:

John R. Strangfeld, Jr. was elected Chairman of Prudential Financial in May 2008 and has served as Chief Executive Officer, President and Director since January 2008. He is a member of the Office of the Chairman and served as Vice Chairman of Prudential Financial from August 2002 to December 2007. He was Executive Vice President of Prudential Financial from February 2001 to August 2002. He served as Chief Executive Officer, Prudential Investment Management of Prudential Insurance from October 1998 until April 2002 and Chairman of the Board and CEO of Prudential Securities (renamed Prudential Equity Group, LLC) from December 2000 to April 2008. He is a member of the Board of Managers of Wachovia Securities Financial Holdings, LLC, a joint venture formed in July 2003 as part of the combination of the retail brokerage and securities clearing businesses of Prudential and Wachovia. He has been with Prudential since July 1977, serving in various management positions, including Senior Managing Director, The Private Asset Management Group from 1995 to 1998; and Chairman, PRICOA Capital Group (London) Europe from 1989 to 1995.

Mark B. Grier was elected Director of Prudential Financial in January 2008 and has served as Vice Chairman since August 2002. He served as a director of Prudential Financial from December 1999 to January 2001, Executive Vice President from December 2000 to August 2002 and as Vice President of Prudential Financial from January 2000 to December 2000. He served as Chief Financial Officer of Prudential Insurance from May 1995 to June 1997. Since May 1995 he has variously served as Executive Vice President, Corporate Governance; Executive Vice President, Financial Management; Vice Chairman, Financial Management; and Vice Chairman, International. Prior to joining Prudential, Mr. Grier was an executive with Chase Manhattan Corporation.

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

Helen M. Galt was elected Senior Vice President and Company Actuary of Prudential Financial in October 2005. She was named to the role of Chief Risk Officer in June 2007. Ms. Galt has been with Prudential since 1972, serving in various actuarial management positions with Prudential Insurance including Vice President and Company Actuary from 1993 to 2005 and Senior Vice President and Company Actuary, a position she currently holds.

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

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance and Investments division and Asset Management segment, which are discussed below, we own eight and lease 14 other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 240 other locations throughout the U.S.

For our International Insurance segment, we own three home offices located in Korea, Taiwan, and Brazil and lease eight home offices located in Argentina, China, Italy, Japan, Mexico, India and Poland. We also own approximately 150 and lease approximately 430 other properties, primarily field offices, located throughout these same countries. For our International Investments segment, we own two head offices and lease approximately 110 other branch offices throughout Korea, Mexico, Taiwan, Japan, Hong Kong, Germany and the United Kingdom. For our Asset Management segment, we lease eight international principal properties located in Brazil, Mexico, Japan, Hong Kong, Singapore, Germany and the United Kingdom, in addition to approximately 10 other branch offices throughout Europe.

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

Insurance and Annuities

In November 2008, a purported nationwide class action, Garcia v. Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey. The complaint, which is brought on behalf of beneficiaries of Prudential policies whose death benefits were placed in retained asset accounts, alleges that by investing the death benefits in these accounts, Prudential wrongfully delayed payment and improperly retained undisclosed profits. It alleges claims of breach of the contract of insurance, breach of contract with regard to the retained asset accounts, breach of fiduciary duty and unjust enrichment, and seeks an accounting, disgorgement, injunctive relief, attorneys’ fees, and prejudgment and post-judgment interest.

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

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. In April 2008, Prudential Insurance reached a settlement of proceedings relating to payments to insurance intermediaries and certain other practices with the District Attorneys of San Diego, Los Angeles and Alameda counties. Pursuant to this settlement, Prudential Insurance paid $350,000 in penalties and costs. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In August and September 2007, the court dismissed the anti-trust and RICO claims. In January and February 2008, the court dismissed the ERISA claims with prejudice and the state law claims without prejudice. Plaintiffs have appealed to the Third Circuit Court of Appeals.

In April 2005, the Company voluntarily commenced a review of the accounting for its reinsurance arrangements to confirm that it complied with applicable accounting rules. This review included an inventory and examination of current and past arrangements, including those relating to the Company’s wind down and divested businesses and discontinued operations. Subsequent to commencing this voluntary review, the Company received a formal request from the Connecticut Attorney General for information regarding its participation in reinsurance transactions generally and a formal request from the SEC for information regarding certain reinsurance contracts entered into with a single counterparty since 1997 as well as specific contracts entered into with that counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. In August 2008, the Company reached a resolution of this matter. The SEC’s complaint, filed on August 6, 2008 in the United States District Court for the District of New Jersey, alleges, among other things, that the Company improperly accounted for the reinsurance contracts, resulting in overstatements of the Company’s consolidated results for the years 2000, 2001 and 2002 in certain of the Company’s reports filed with the SEC under the Exchange Act, in violation of the financial reporting, books-and-records and internal control provisions of the Exchange Act and related rules and regulations of the SEC thereunder. In connection with the settlement, the Company has consented to entry of a final judgment enjoining it from future violations of specified provisions of the Exchange Act and related rules and regulations of the SEC thereunder. The settlement, in which the Company neither admits nor denies the allegations in the complaint, resolves the SEC’s investigations into these matters without the imposition of any monetary fine or penalty. The settlement documents include allegations that may result in litigation, adverse publicity and other potentially adverse impacts to the Company’s businesses.

The Company’s subsidiary, American Skandia Life Assurance Corporation, has substantially completed a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia.

Securities

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” In December 2006, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the district court for further proceeding. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. In April 2006, the district court denied class certification. In September 2007, the Second Circuit Court of Appeals reversed the district court’s decision denying class certification and remanded the cases to the district court for further proceedings. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought. In June 2008, CHS Electronics Inc. and Gillet were settled by all defendants. Prudential Securities’ share of the settlement amount was not material.

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

Other

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s Investment Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law.

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. In October 2006, a class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of California and federal law and seeks compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. In January 2009, an amended complaint was filed in the consolidated matter which adds wage claims based on the laws of thirteen additional states.

Summary

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation or regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Prudential Financial during the fourth quarter of 2008.

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

	High	Low	Dividends
2008:
Fourth Quarter	$64.80	$13.73	$0.58
Third Quarter	86.25	56.07	—
Second Quarter	82.21	59.74	—
First Quarter	91.36	67.36	—

2007:
Fourth Quarter	$101.09	$89.46	$1.15
Third Quarter	98.71	84.28	—
Second Quarter	103.17	90.21	—
First Quarter	93.10	85.69	—

On January 31, 2009, there were 2,437,049 registered holders of record for the Common Stock and 422 million shares outstanding.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2008 and 2007, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On January 31, 2009, there were three holders of record for the Class B Stock and 2 million shares outstanding.

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

In December 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company used the majority of the offering proceeds initially to invest in an investment grade fixed income investment portfolio, while the remainder of the proceeds were used for general corporate purposes and to repurchase shares of its Common Stock under the 2006 share repurchase authorization. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders and prior to this event we liquidated the investment portfolio. On December 12, 2008, $1.879 billion of senior notes were repurchased by Prudential Financial at the request of the holders. As of December 31, 2008, $4 million of these notes remain outstanding.

In December 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company initially used the majority of the offering proceeds to fund operating needs of our subsidiaries, to purchase short-term investment grade fixed income investments and for general corporate purposes, as well as to repurchase shares of its Common Stock under the 2007 share repurchase authorization. During the fourth quarter of 2008, the Company repurchased, in individually negotiated transactions, $853 million of these notes which were offered to the Company by certain holders. As of December 31, 2008, $2.147 billion of these notes remain outstanding. At December 31, 2008, $1.8 billion of the proceeds were held in cash and short-term investments. The remainder was used to fund operating loans to affiliates.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2008 of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(3)
October 1, 2008 through October 31, 2008	718,260	$52.27	693,000
November 1, 2008 through November 30, 2008	507	$27.75	—
December 1, 2008 through December 31, 2008	1,252	$24.09	—

Total	720,019	$52.21	693,000	$—

(1)	In November 2007, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $3.5 billion of its outstanding Common Stock in 2008. In light of market volatility and extraordinary events and developments affecting financial markets generally, including market conditions for issuance of certain capital instruments such as hybrid securities, the Company suspended all purchases of its Common Stock under the 2008 stock repurchase program effective October 10, 2008.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(3)	The stock repurchase program authorized in 2007 expired on December 31, 2008 and, therefore, the Company can no longer purchase any additional shares of Common Stock under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 from consolidated financial statements not included herein.

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

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004 includes Gibraltar Life assets and liabilities as of November 30. Consolidated income statement data for 2008, 2007, 2006, 2005 and 2004 includes Gibraltar Life results for the twelve months ended November 30, 2008, 2007, 2006, 2005 and 2004, respectively.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$15,468	$14,351	$13,908	$13,756	$12,521
Policy charges and fee income	3,138	3,131	2,653	2,520	2,342
Net investment income	11,883	12,017	11,320	10,595	9,454
Realized investment gains (losses), net	(2,375)	613	774	1,378	778
Asset management fees and other income	1,161	4,289	3,613	3,098	2,718

Total revenues	29,275	34,401	32,268	31,347	27,813

Benefits and expenses:
Policyholders’ benefits	16,531	14,749	14,283	13,883	12,863
Interest credited to policyholders’ account balances	2,335	3,222	2,917	2,699	2,359
Dividends to policyholders	2,218	2,903	2,622	2,850	2,481
General and administrative expenses	9,309	8,841	8,052	7,641	6,844

Total benefits and expenses	30,393	29,715	27,874	27,073	24,547

Income (loss) from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	(1,118)	4,686	4,394	4,274	3,266
Income tax expense (benefit)	(461)	1,245	1,245	803	931

Income (loss) from continuing operations before equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	(657)	3,441	3,149	3,471	2,335
Equity in earnings of operating joint ventures, net of taxes	(447)	246	208	142	55

Income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	(1,104)	3,687	3,357	3,613	2,390
Income (loss) from discontinued operations, net of taxes	31	17	71	(73)	(76)
Extraordinary gain on acquisition, net of taxes	—	—	—	—	21
Cumulative effect of accounting change, net of taxes	—	—	—	—	(79)

Net income (loss)	$(1,073)	$3,704	$3,428	$3,540	$2,256

Basic income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock	$(2.49)	$7.72	$6.49	$6.59	$3.63

Diluted income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock	$(2.49)	$7.58	$6.36	$6.48	$3.56

Basic net income (loss) per share—Common Stock	$(2.42)	$7.75	$6.63	$6.45	$3.38

Diluted net income (loss) per share—Common Stock	$(2.42)	$7.61	$6.50	$6.34	$3.31

Basic and diluted income (loss) from continuing operations per share—Class B Stock	$(16.00)	$68.50	$108.00	$119.50	$249.00

Basic and diluted net income (loss) per share—Class B Stock	$(16.00)	$69.50	$108.00	$119.50	$249.00

Dividends declared per share—Common Stock	$0.58	$1.15	$0.95	$0.78	$0.625

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	—	2.05	2.12	2.19	2.10

	As of December 31,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$232,322	$234,220	$226,737	$213,031	$209,383
Separate account assets	147,095	195,583	177,463	153,159	115,568
Total assets	445,011	485,814	454,266	413,374	400,828
Future policy benefits and policyholders’ account balances	221,564	195,731	187,652	177,572	177,560
Separate account liabilities	147,095	195,583	177,463	153,159	115,568
Short-term debt	10,555	15,657	12,536	11,114	4,044
Long-term debt	20,290	14,101	11,423	8,270	7,627
Total liabilities	431,589	462,357	431,374	390,611	378,484
Stockholders’ equity(2)	$13,422	$23,457	$22,892	$22,763	$22,344

(1)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change excluding undistributed income from equity method investments, fixed charges and interest capitalized. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss for the year ended December 31, 2008, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $715 million would have been required for the year ended December 31, 2008 to achieve a ratio of 1:1.
(2)	The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective December 31, 2006, which resulted in a reduction of stockholders’ equity of $556 million upon adoption.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Services Businesses

Our Financial Services Businesses consist of three operating divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance and Investments division consists of our International Insurance and International Investments segments. Our Corporate and Other operations include our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested, including our investment in the retail brokerage joint venture with Wachovia Securities, and businesses that we have placed in wind-down status.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt which costs are reflected in Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

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

Profitability

Our profitability depends principally on our ability to price and manage risk on insurance products, our ability to attract and retain customer assets and our ability to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products, which can fluctuate significantly from period to period;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, including the impact of credit impairments, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation;

•	our credit and financial strength ratings;

•	our ability to effectively utilize our tax capacity;

•	our returns on proprietary investments we make; and

•	our ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures.

In addition, factors such as general economic conditions, securities, credit and real estate market conditions, regulation, competition, interest rates, taxes and foreign exchange rates affect our profitability. In some of our product lines, particularly those in the Closed Block Business, we share experience on mortality, morbidity, persistency and investment results with our customers, which can offset the impact of these factors on our profitability from those products.

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

See “Risk Factors” for a discussion of risks that have affected and may continue to affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Executive Summary

Prudential Financial, a financial services leader with approximately $558 billion of assets under management as of December 31, 2008, has operations in the United States, Asia, Europe and Latin America.

Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Current Developments

Financial Markets.    The stress experienced by global financial markets, that began in the second half of 2007, continued and substantially increased since then. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S., including depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence, and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. These events in the credit markets as well as volatility in equity and real estate markets have had and may continue to have an adverse effect on us.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets. Most recently on November 25, 2008, the Federal Reserve announced the Term Asset-Backed Securities Loan Facility, or TALF. The TALF has not yet been finalized but is designed to provide secured financing for newly issued asset-backed securities backed by certain types of consumer and small business loans.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Fund to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

As a result of the volatility and disruption in the global financial markets, we took certain actions during the fourth quarter of 2008 and into 2009, including the following:

•	Suspended all repurchases of our Common Stock under our 2008 share repurchase program, effective October 10, 2008. We do not anticipate reinstituting a share repurchase program in 2009.

•	Reduced the annual Common Stock dividend by 50%, to $0.58 per share.

•

Redeployed certain assets to our domestic insurance subsidiaries from our non-insurance subsidiaries, including contributing our Wachovia Securities joint venture interest to Prudential Insurance, to maintain the Risk Based Capital level necessary to meet our ratings objectives for our domestic insurance subsidiaries.

•

Announced our intention to exercise our right under the “lookback” option to put our Wachovia Securities joint venture interest to Wells Fargo, which acquired Wachovia on December 31, 2008. Under the terms of the joint venture agreements, closing of the put transaction would occur in January 2010.

•	Applied for participation in the U.S. Treasury’s Capital Purchase Program, although no determination has been made with regard to our participation.

•

Drew $3.0 billion of collateralized borrowings from the Federal Home Loan Bank of New York, or FHLBNY, with approximately $3.5 billion of total estimated borrowing capacity remaining at December 31, 2008, as discussed in more detail in “—Liquidity and Capital Resources—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” In February 2009, Prudential Insurance issued collateralized funding agreements in the amount of $1.0 billion to the FHLBNY.

•

Both Prudential Financial and Prudential Funding, LLC participated in the Commercial Paper Funding Facility, or CPFF, sponsored by the Federal Reserve Bank of New York. As a consequence of the commercial paper credit rating of Prudential Financial being downgraded by Fitch, as described further in “Business—Ratings,” Prudential Financial will no longer be eligible to issue commercial paper under the CPFF.

•

Reduced the level of proprietary investing in our Asset Management segment, to limit our exposure to public equity and real estate markets, and utilized the cash proceeds for capital and liquidity needs.

•	Ceased sales of certain annuity products.

•	Streamlined and enhanced data collection, analysis and decision making related to risk management.

We continue to monitor the liquidity and capital needs of Prudential Financial and its subsidiaries. If the disruption in the credit and capital markets continues or worsens, we will need to take additional capital management actions to maintain capital consistent with our rating objectives, which may include additional internal actions or, if internal resources are insufficient or market conditions continue to deteriorate, access to external sources of capital if available. Certain of these capital management activities may require regulatory approval. In addition, in light of the significant impact the dramatic decline in equity markets had on our 2008 results and potential for continued significant volatility, we are assessing the appropriate level of equity risk for our businesses.

During the fourth quarter of 2008 and the first quarter of 2009, rating agencies took certain steps with respect to Prudential Financial and its subsidiaries. Refer to “Business—Ratings” for more details.

Our financial condition and results of operations reflect the following:

•

Our Financial Services Businesses had a net loss of $1.096 billion in 2008, as unfavorable financial market conditions had a substantial negative effect on our investment portfolio, resulting in net realized investment losses, and on reported results of our domestic businesses. Our Individual Annuities segment reported a loss of $1.077 billion in 2008, based on pre-tax adjusted operating income, primarily reflecting increases in reserves and amortization of deferred policy acquisition and other costs largely reflecting the impact of current market conditions. For a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance, see “—Consolidated Results of Operations.”

•

Pre-tax net realized investment losses and related adjustments of the Financial Services Businesses were $2.267 billion in 2008, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $2.494 billion.

•

Net unrealized gains (losses) on general account fixed maturity investments of the Financial Services Businesses amounted to an unrealized loss of $6.567 billion as of December 31, 2008, compared to an unrealized gain of $1.332 billion as of December 31, 2007. Gross unrealized gains increased from $3.302 billion as of December 31, 2007 to $4.684 billion as of December 31, 2008 and gross unrealized losses increased from $1.970 billion to $11.251 billion for the same periods. The increase in gross unrealized losses was primarily due to credit spread widening in the credit markets and an increase in the liquidity premium demanded in the marketplace. Net unrealized gains (losses) on general account fixed maturity investments of the Closed Block Business amounted to an unrealized loss of $4.035 billion as of December 31, 2008, compared to an unrealized gain of $682 million as of December 31, 2007.

•

Charges for impairments of goodwill and operating joint ventures had a negative pre-tax impact of $653 million on results of the Financial Services Businesses in 2008. These charges related to writeoffs of goodwill within our Individual Annuities and International Investments segments and our Real Estate and Relocation business within Corporate and Other operations, as well as impairments of the carrying value of investments in certain operating joint ventures within our International Investments segment.

•

As of December 31, 2008, Prudential Financial, the parent holding company, had cash and short-term investments of $4.434 billion; however, adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings.

•	For 2008 our International Insurance and Group Insurance businesses had record levels of adjusted operating income.

•

During the quarter ended December 31, 2008, we continued to have positive net flows in our domestic annuity, retirement and asset management businesses, as well as solid sales in our domestic insurance businesses and sales growth in our International Insurance segment.

Outlook

The global and U.S. economic conditions are expected to further weaken in 2009. Credit and capital markets are expected to remain under severe stress and U.S. housing prices may continue to decline. Such conditions have and could continue to materially and adversely affect our business volumes, profit margins and credit costs.

As we manage through this challenging economic environment, we continue to focus on long-term strategic positioning and growth opportunities, including the following:

•

U.S. Retirement and Investment Management Market.    We look to capitalize on the growing need of baby boomers for products that provide guaranteed income for longer retirement periods. In addition, we continue to focus on our clients’ increasing needs for retirement income security given the volatility in the financial markets.

•

U.S. Insurance Market.    Our focus remains on solid sales in our U.S. insurance businesses which we expect to continue to benefit from expansion of our distribution channels and deepening our relationships with third-party distributors.

•

International Markets.    We continue to concentrate on expanding our operations in a limited number of attractive countries and on deepening our presence in the markets in which we currently operate. We look to capitalize on opportunities arising in international markets as changing demographics and public policy have resulted in a growing demand for retirement income products similar to those offered in the U.S.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2008, 2007 and 2006 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$(1,077)	$722	$586
Retirement	531	482	510
Asset Management	232	701	550
Individual Life	446	622	545
Group Insurance	340	286	229
International Insurance	1,747	1,598	1,428
International Investments	(345)	259	143
Corporate and Other	(327)	(65)	42
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(2,267)	(41)	66
Charges related to realized investment gains (losses), net	45	(55)	17
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(1,734)	—	35
Change in experience-rated contractholder liabilities due to asset value changes	1,163	13	11
Divested businesses	(506)	274	151
Equity in earnings of operating joint ventures	618	(400)	(322)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,134)	4,396	3,991
Income from continuing operations before income taxes for Closed Block Business	16	290	403

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,118)	$4,686	$4,394

Results for 2008 presented above reflect the following:

•

Individual Annuities segment results for 2008 declined in comparison to 2007, primarily reflecting the impact of our annual reviews of, and market performance adjustments to, the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and the estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. Results for 2008 included $1.160 billion of charges from these items, largely reflecting the impact of current market conditions, compared to $30 million of benefits in 2007. Also contributing to the decline was a $481 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, and a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts.

•

Retirement segment results for 2007 included an $82 million charge related to payments made to plan clients associated with a legal action filed against an unaffiliated asset manager. Absent the impact of this item, results for 2008 decreased in comparison to 2007, primarily reflecting higher general and administrative expenses, driven by expenses incurred to expand our full service product and service capabilities and to support several large client sales in 2008, and a decrease in asset management fees, driven by a decrease in average full service fee-based retirement account values, primarily resulting from equity market depreciation. An increased benefit from reserve refinements of $50 million, primarily reflecting updates of client census data on our group annuity blocks of business, partially offset these decreases.

•

Asset Management segment results declined in 2008 largely due to unfavorable results from the segment’s proprietary investing business primarily related to investment results in fixed income and equity investments, as well as a decrease in performance based incentive fees, primarily related to institutional real estate funds. These items were partially offset by higher asset management fees and higher income related to securities lending activity.

•

Individual Life segment results for 2008 declined from 2007 primarily due to a net increase in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, due to the impact of unfavorable equity markets on separate account fund performance, including the impact of equity market future rate of return assumptions. Adjusted operating income in both the current year and prior year periods benefited from the annual reviews of the assumptions underlying the estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, which benefited the current year period $79 million and the prior year period $78 million.

•

Group Insurance segment results for 2008 improved from 2007 reflecting higher earnings in our group life business from more favorable claims experience and the benefit from a premium adjustment for updated data on a large case, as well as growth in our group disability business.

•

The International Insurance segment is comprised of its Life Planner and Gibraltar Life operations. Results from the segment’s Life Planner operations improved in 2008 primarily reflecting continued growth of our Japanese Life Planner operations and, to a lesser extent, improved investment income margins. Results from the segment’s Gibraltar Life operation benefited in 2008 from improved investment income margins, the continued growth of our U.S. dollar denominated annuity product, and more favorable mortality experience.

•	International Investments segment results declined primarily reflecting impairment charges of $439 million recorded during the fourth quarter 2008 related to operating joint ventures and goodwill.

•	Corporate and Other results for 2008 declined from 2007 primarily due to losses in our real estate and relocation services business, including a charge for goodwill impairment of $117 million.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in 2008 amounted to a loss of $2.267 billion, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $2.494 billion.

•

Income from continuing operations before income taxes in the Closed Block Business decreased $274 million in 2008 compared to 2007, primarily reflecting a decrease in net realized gains and net investment income, which was partially offset by the resulting decrease in the cumulative earnings policyholder dividend obligation expense.

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

Valuation of Investments, Including the Recognition of Other-than-Temporary Impairments

As prescribed by U.S. GAAP, we present our investments classified as available for sale, including fixed maturity and equity securities, and our investments classified as trading, such as our trading account assets supporting insurance liabilities, at fair value in the statements of financial position. The fair values for our public fixed maturity securities and our public equity securities are generally based on quoted market prices or prices obtained from independent pricing services, which we validate for reasonability. However, for our investments in private securities such as private placement fixed maturity securities, which comprise 14% of our investments as of December 31, 2008, this information generally is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain securities, the discounted cash flow model may use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Private Fixed Maturities—Credit Quality” and “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Trading Account Assets Supporting Insurance Liabilities” for information regarding the credit quality of the private fixed maturity securities included in our general account. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments and other investments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities.”

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in value is other-than-temporary. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following: the extent and duration of the decline; the reasons for the decline in value (credit event, currency or interest rate related, including credit spread widening); our ability and intent to hold the investment for a period of time to allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When we determine that there is an other-than-temporary impairment, we write down the value of the security to its fair value, with a corresponding charge to earnings. In addition, for our impairment review of asset-backed fixed maturity securities with a credit rating below AA, we forecast our best estimate of the prospective future cash flows of the security to determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s fair value is less than its carrying value, an other-than-temporary impairment is recognized by writing the security down to its fair value, with a corresponding charge to earnings. In both cases, this corresponding charge to earnings is referred to as an impairment. Impairments are reflected in “Realized investment gains (losses), net” in the statements of operations and are excluded from adjusted operating income. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in adjusted operating income in future periods based upon the amount and timing of the expected future cash flows of the security, if the recoverable value of the investment based upon cash flows we can reasonably estimate, is greater than the carrying value of the investment after the impairment. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” for a discussion of the effects of impairments on our operating results for the years ended December 31, 2008, 2007 and 2006.

Given recent market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value of fixed maturity securities is other-than-temporary have placed greater emphasis on our internal analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in fair value. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity and equity securities other-than-temporary impairments, see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” and “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Equity Securities—Other-than-Temporary Impairments of Equity Securities.”

Commercial mortgage and other loans, which comprise 14% of our investments as of December 31, 2008, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and a valuation allowance for losses. The valuation allowance provides for the risk of credit losses inherent in the lending process and includes a loan specific reserve for each non-performing loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for non-performing loans are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers our past loan experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. We record subsequent increases or decreases to our valuation allowances when appropriate. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” for a discussion of the effects of the valuation allowance on our operating results for the years ended December 31, 2008 and 2007.

See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments” for a discussion of our investment portfolio, including the gross unrealized gains and losses as of December 31, 2008, related to the fixed maturity and equity securities of our general account, our policies and procedures regarding the identification of other-than-temporary declines in investment value, and the carrying value, credit quality, and allowance for losses related to the commercial mortgage and other loans of our general account.

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

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2008, represented 43% of our total future policy benefit reserves are determined using the net level premium method as prescribed by U.S. GAAP. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions used are based on data from the standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policy. Gains or losses in our results of operations resulting from deviations in actual experience compared to the experience assumed in establishing our reserves for this business are recognized in the determination of our annual dividends to these policyholders. Since the Closed Block has recognized a cumulative policyholder dividend obligation expense for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization, these gains or losses generally do not create significant volatility in our results of operations. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, these gains or losses could result in greater volatility in our results of operations. As of December 31, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $433 million.

The future policy benefit reserves for our International Insurance segment and Individual Life segment, which as of December 31, 2008, represented 39% of our total future policy benefit reserves combined, relate primarily to non-participating whole life and term life products and are determined in accordance with U.S. GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using assumptions as to mortality, lapse, and maintenance expense. Reserve assumptions are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net U.S. GAAP liabilities (i.e., reserves net of any DAC asset), the existing net U.S. GAAP liabilities are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2008 represented 11% of our total future policy benefit reserves, relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Reserves are based on best estimate assumptions as of the date the contract is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency testing by product group using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Our mortality and retirement assumptions are based on Company or industry experience; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We generally review our mortality and retirement assumptions annually. Generally, we do not expect our actual mortality or retirement trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The remaining 7% of the reserves for future policy benefits as of December 31, 2008 represented reserves for the guaranteed minimum death and optional living benefit features of the variable annuity products in our Individual Annuities segment and group life and disability, and long-term care benefits in our Group Insurance segment. Certain of the optional living benefits are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.”

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses of $2.2 billion as of December 31, 2008 is reported as a component of “Future policy benefits” and relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. We do not establish loss liabilities until a loss has occurred. As prescribed by U.S. GAAP, our liability is determined as the present value of expected future claim payments and expenses. Expected future claims payments are estimated using assumed mortality and claim termination factors and an assumed interest rate. The mortality and claim termination factors are based on standard industry tables and the Company’s historical experience. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Of these assumptions, our claim termination assumptions have historically had the most significant effects on our level of liability. We review our claim termination assumptions compared to actual terminations annually. These studies review actual claim termination experience over a number of years with more weight placed on the actual experience in the more recent years. If actual experience results in a materially different assumption, we adjust our liability for unpaid claims and claims adjustment expenses accordingly with a charge or credit to current period earnings.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs primarily include commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As of December 31, 2008, DAC in our Financial Services Businesses was $13.1 billion and DAC in our Closed Block Business was $2.0 billion.

DAC associated with the traditional participating products of our Closed Block Business is amortized over the expected lives of those contracts in proportion to gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. We also ensure the recoverability of the DAC balance at the end of each reporting period. Many of the factors that affect gross margins are included in the determination of our dividends to these policyholders. Since the Closed Block has recognized a cumulative policyholder dividend obligation expense for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization, DAC adjustments generally have not created significant volatility in our results of operations. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization could result in greater volatility in our results of operations. As of December 31, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $443 million.

DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the non-participating whole life, term life, endowment and health policies of our International Insurance segment is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess, by means of a charge to current period earnings. Generally, we do not expect significant deterioration in future experience, and therefore do not expect significant writedowns to the related DAC.

DAC associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost of contract minimum guarantees net of, where applicable, the impact of any capital markets hedging activities related to these guarantees. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC balance include our quarterly adjustments for current period experience and market performance related adjustments, as discussed below, and the impact of the annual reviews of our estimate of total gross profits. We also perform recoverability testing at the end of each reporting period to ensure the DAC balance does not exceed the present value of total estimated gross profits.

The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ costs, referred to as an adjustment for current period experience.

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience. We review and update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment. For the variable and universal life policies in our International Insurance segment, mortality assumptions impact to a lesser extent our estimates of future gross profits due to differences in policyholder demographics, the overall age of this block of business, the amount of mortality margins and our actual mortality experience.

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2008 was $3.1 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the effect of changes in our mortality assumptions and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2008
Increase/(Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$39
Increase in future mortality by 1%	$(39)

For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2008, 2007 and 2006, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

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

The future rate of return assumptions used in evaluating DAC for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over the four year period is greater than our maximum future rate of return, we use our maximum future rate of return. In light of 2008 market conditions, we have determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the projected future rate of return assumptions for our variable annuity contracts should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, beginning in the fourth quarter of 2008, the projected future rate of return and our estimate of total gross profits are updated each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For variable annuities products and variable life policies, as of December 31, 2008, our expected rate of return for the next four years across all asset types is 10.5% and 10.9% per annum, respectively, which are our current maximum future rates of return under the reversion to the mean approach. Included in these composite four year rates are assumptions for returns on various asset classes, including limits on implied returns on equity investments that range from

12.8% to 15.0%. Our long-term expected rate of return across all asset types for variable annuities products and variable life policies range from 8.0% to 8.2%, depending on the specific block of business, and reflect, among other assumptions, an expected rate of return of 9.5% per annum for equity investments.

The DAC balance associated with our domestic variable annuity contracts was $2.2 billion as of December 31, 2008. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future rate of return assumptions by quantifying the adjustments that we would be required assuming both an increase and decrease in our future rate of return by 100 basis points. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC balance.

December 31, 2008
Increase/(Reduction) in DAC
(in millions)
Increase in future rate of return by 100 basis points	$37
Decrease in future rate of return by 100 basis points	$(39)

For a discussion of DAC adjustments related to our Individual Annuities segment for the years ended December 31, 2008, 2007 and 2006, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

In addition to DAC, we also recognize assets for deferred sales inducements and valuation of business acquired, or VOBA. The deferred sales inducements are recognized in our Individual Annuities segment and are amortized over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. For additional information about our deferred sales inducements, see Note 9 to the Consolidated Financial Statements. VOBA represents the present value of future profits embedded in acquired businesses, and is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. We have established a VOBA asset primarily for our acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. VOBA is amortized over the effective life of the acquired contracts. For additional information about VOBA including details on items included in our estimates of future cash flows for the various acquired businesses and its bases for amortization, see Note 2 to the Consolidated Financial Statements. Deferred sales inducements and VOBA are also subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of total anticipated gross profits.

Goodwill

We test goodwill for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would indicate the potential for impairment is more likely than not. The test is performed at the reporting unit level which is equal to or one level below our operating segments. Reporting units that have goodwill subject to testing were the Asset Management segment, the International Insurance segment’s Life Planners business, the Retirement segment’s full service business, the Individual Annuities segment, the International Investments segment (excluding the global commodities group), and the Prudential Real Estate and Relocation (PRERS) business which is included within Corporate and Other Operations.

As required by accounting guidance, the impairment testing process consists of two steps. Step 1 requires that the fair value of the reporting unit be calculated and compared to the reporting unit’s carrying value. If the fair value is greater than the carrying value, it is concluded there is no impairment and the analysis is complete. If the fair value is less than the carrying value, Step 2 of the process is completed to determine the amount of impairment, if any.

Step 2 utilizes business combination purchase accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment loss, if any.

The fair value of reporting units calculated in Step 1 was determined using either an earnings multiple or discounted cash flow approach. The earnings multiple approach was the primary approach for the Asset Management and International Insurance reporting units, the discounted cash flow approach was primarily utilized by the Individual Annuities, PRERS, and Retirement reporting units, and a weighted average of both methods was utilized by the International Investments reporting unit. Earnings multiples used ranged from 7.3 to 13.7 times earnings while discount rates ranged from 12% to 20%. The range of multiples and discount rates reflect the diversity of our various businesses and the range of risks inherent in their cash flows.

The earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analyst’s consensus estimates for each company’s 2009 forecasted earnings. The multiple is then applied to the 2009 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

The discounted cash flow approach calculates the value of a business by applying a discount rate reflecting the market expected weighted average rate of return to the projected future cash flows of the reporting unit. The weighted average rate of return, or WARR, represents the required rate of return on total capitalization. It is comprised of a required rate of return on equity of a company and the current tax-affected cost of debt, which are then weighted by the relative percentages of equity and debt in the capital structure. To estimate the return on equity, we applied the Capital Asset Pricing Model, or CAPM. The CAPM is a generally accepted method for estimating an equity investor’s return requirement, and hence a company’s cost of equity capital. CAPM is determined by beginning with the long-term risk free rate of return then applying adjustments that consider the equity risk premium required for large company common stock investments as well as company specific adjustments to address volatility, small company premiums and other risks particular to a specific company.

After completion of Step 1 of the analysis, it was determined that three of our reporting units, International Investments (excluding the global commodities group), PRERS, and Individual Annuities, had a fair value less than its carrying value. Accordingly, Step 2 was applied and it was determined that 100% of the goodwill within these units was impaired, resulting in charges of $123 million in International Investments, $117 million in PRERS and $97 million in Individual Annuities. As such, during 2008 we recorded a total impairment charge for goodwill of $337 million, which is included in “General and administrative expenses.” In applying Step 2, the fair value of individual assets and liabilities was determined either through use of quoted prices in active markets for the same or similar items or through internally generated calculations generally using discounted cash flow analyses with discount rates that reflected the risk inherent in the specific assets and liabilities.

These impairments reflect the continued deterioration of financial conditions and the impact of this deterioration on expected future earnings of these businesses, including: (1) for our Individual Annuities reporting unit equity market declines and resulting additional market depreciation within separate account assets and corresponding decreases in our anticipated future fee income; (2) for our International Investments reporting unit significant market deterioration resulting in both a reduction in value and an outflow of assets under management which contributed to lower asset management fees earned in the fourth quarter and expected in future periods and (3) for our PRERS reporting unit further deterioration of the U.S. housing market, including the number of transactions and the national average home sale price which both declined in the fourth quarter, and the impact of this decline on future anticipated revenues of this business.

Of the reporting units that passed Step 1, the Asset Management and International Insurance Life Planner businesses had estimated fair values that exceeded their December 31, 2008 carrying values by 241% and 77%, respectively. The fair value of the Retirement Full Service business, which was calculated based upon application of the discounted cash flow approach utilizing a discount rate of 12%, exceeded the carrying value by 9%. A decline in forecasted cashflows of 9%, or an increase in the discount rate above 12.8%, could result in the Retirement business failing Step 1 and requiring a Step 2 assessment. As of December 31, 2008, we had a remaining goodwill balance of $702 million, including $444 million related to our Retirement reporting unit and $241 million related to our Asset Management reporting unit. Further market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in additional goodwill impairments, resulting in a charge to income.

As indicated above, the earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. However, given the absence of pure-play comparable companies and the difficulty in identifying businesses which share similar risk characteristics of our reporting unit’s operations, it was determined that in most cases, using the discounted cash flows approach would yield the best estimate of fair value of our reporting units. In order to confirm the reasonableness of all the fair values calculated, a reconciliation of the individual reporting unit’s fair values to the market capitalization of the Company was performed. The total calculated fair value of all reporting units and other operations was compared to the market capitalization as indicated by the Company stock price and number of shares outstanding at December 31, 2008. The difference reflected a control premium which we believe is within a range of reasonableness.

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

We determine our expected rate of return on plan assets based upon asset classes and a building block approach that includes inflation, real return, a term premium, an equity risk premium, as applicable, a credit spread, as applicable, and capital appreciation, as well as active management, expenses and the effect of rebalancing. See Note 16 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2008 was 7.75% for our pension plans and 8.00% for our other postretirement benefit plans. Given the amount of plan assets as of September 30, 2007, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2008
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(91)	$(20)
Decrease in expected rate of return by 100 basis points	$91	$20

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 16 to our Consolidated Financial Statements for information regarding the methodology we employ to determine our discount rate. Our assumed discount rate for 2008 was 6.25% for our pension plans and 6.00% for our other postretirement benefit plans. Given the amount of pensions and postretirement obligation as of September 30, 2007, the beginning of the measurement year, if we had assumed a discount rate for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2008
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 basis points	$(9)	$(4)
Decrease in discount rate by 100 basis points	$14	$9

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2009 see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

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

The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.

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

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our consolidated loss from continuing operations before equity in earnings of operating joint ventures in 2008 of $11 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The statute of limitations for the 2002 and 2003 U.S. Federal tax years is set to expire in 2009. It is reasonably possible that the total net amount of unrecognized tax benefits will increase anywhere from $0 to $70 million within the next 12 months due to the expiration of the statute of limitations as well as cash receipts on settlement of the IRS examination. U.S. Federal tax years 2004 through 2008 are still open for IRS examination.

On January 26, 2006, the IRS officially closed the audit of our consolidated federal income tax returns for the 1997 to 2001 periods. The statute of limitations has closed for these tax years; however, there were tax attributes which were utilized in subsequent tax years for which the statute of limitations remains open.

In August 2007, the IRS issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts.

In December 2006, the IRS completed all fieldwork with regards to its examination of the consolidated U.S. federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, we have agreed to such adjustment. Nevertheless, we believe that our return position is technically correct. Therefore, we intend to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in

October 2008. We were advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received. The statute of limitations for these years will close on December 31, 2009.

In January 2007, the IRS began an examination of the consolidated U.S. federal income tax years 2004 through 2006. For the consolidated U.S. federal income tax years 2007 and 2008, we participated in the IRS’s Compliance Assurance Program, or CAP. Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during the 2007 and 2008 tax years in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this program will shorten the time period between the filing of our federal income tax return and the IRS’s completion of its examination of the return.

Our affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is 5 years from when the return is filed. During 2007, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Gibraltar Life Insurance Company, Ltd. for the three years ended March 31, 2005 through 2007, as well as a tax audit of the Prudential Financial Inc. Japan Representative office for the tax years ending in 2005 through 2007. The Tokyo Regional Taxation Bureau is currently conducting a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ending March 31, 2004 to March 31, 2008.

Our affiliates in Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. A local district office in the Korean tax authority has concluded a routine tax audit of the local taxes for tax years ending March 31, 2004 through March 31, 2007 of Prudential Life Insurance Company of Korea, Ltd.

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

Accounting Pronouncements Adopted

See Note 2 to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of SFAS No. 157, “Fair Value Measurements.”

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Year ended December 31,
	2008	2007	2006
		(in millions)
Financial Services Businesses by segment:
Individual Annuities	$(1,218)	$672	$539
Retirement	(1,109)	364	425
Asset Management	272	720	546

Total U.S. Retirement Solutions and Investment Management Division	(2,055)	1,756	1,510
Individual Life	(173)	548	482
Group Insurance	138	247	211
Total U.S. Individual Life and Group Insurance Division	(35)	795	693
International Insurance	1,920	1,903	1,607
International Investments	(53)	227	176

Total International Insurance and Investments Division	1,867	2,130	1,783
Corporate and Other	(911)	(285)	5

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,134)	4,396	3,991
Income tax expense (benefit)	(454)	1,145	1,126

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	(680)	3,251	2,865
Equity in earnings of operating joint ventures, net of taxes	(447)	246	208

Income (loss) from continuing operations for Financial Services Businesses	(1,127)	3,497	3,073
Income from discontinued operations, net of taxes	31	15	71

Net income (loss)—Financial Services Businesses	$(1,096)	$3,512	$3,144

Basic income (loss) from continuing operations per share—Common Stock	$(2.49)	$7.72	$6.49
Diluted income (loss) from continuing operations per share—Common Stock	$(2.49)	$7.58	$6.36
Basic net income (loss) per share—Common Stock	$(2.42)	$7.75	$6.63
Diluted net income (loss) per share—Common Stock	$(2.42)	$7.61	$6.50

Closed Block Business:
Income from operations before income taxes for Closed Block Business	$16	$290	$403
Income tax expense (benefit)	(7)	100	119

Income from continuing operations for Closed Block Business	23	190	284
Income from discontinued operations, net of taxes	—	2	—

Net income—Closed Block Business	$23	$192	$284

Basic and diluted income (loss) from continuing operations per share—Class B Stock	$(16.00)	$68.50	$108.00
Basic and diluted net income (loss) per share—Class B Stock	$(16.00)	$69.50	$108.00

Consolidated:

Net income (loss)	$(1,073)	$3,704	$3,428

Results of Operations—Financial Services Businesses

2008 to 2007 Annual Comparison.    Income (loss) from continuing operations attributable to the Financial Services Businesses decreased $4.624 billion, from income of $3.497 billion in 2007 to a loss of $1.127 billion in 2008, reflecting the impact of unfavorable market conditions on the results of our segments and investment portfolio. The decrease reflects pre-tax net investment losses in 2008, within both our general account and proprietary investments, and impairments in 2008 related to goodwill and declines in value of investments in certain operating joint ventures. In addition, the decrease reflects reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and increased amortization of deferred policy acquisition and other costs reflecting an update of actuarial assumptions primarily due to the impact of market conditions. Results for 2008 include our share of costs associated with a settlement relating to auction rate securities of the retail brokerage joint venture with Wachovia. Partially offsetting these items were improved results from continued growth in our international insurance operations. On a diluted per share basis, income (loss) from continuing operations attributable to the Financial Services Businesses for the year ended December 31, 2008 was $(2.49) per share of Common Stock compared to $7.58 per share of Common Stock for the year ended December 31, 2007. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net, attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $55 million for the year ended December 31, 2008, compared to $53 million for the year ended December 31, 2007. As described more fully in Note 14 to the Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

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

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $53 million for the year ended December 31, 2007, compared to $68 million for the year ended December 31, 2006. As described more fully in Note 14 to the Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

Results of Operations—Closed Block Business

2008 to 2007 Annual Comparison.    Income from continuing operations attributable to the Closed Block Business for the year ended December 31, 2008, was $23 million, or $(16.00) per share of Class B stock, compared to $190 million, or $68.50 per share of Class B Stock, for the year ended December 31, 2007. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $55 million for the year ended December 31, 2008, compared to $53 million for the year ended December 31, 2007. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Adjusted operating income excludes “Realized investment gains (losses), net,” except as indicated below, and related charges and adjustments. A significant element of realized investment gains and losses are impairments and credit-related and interest rate-related gains and losses from sales of securities. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to our discretion and influenced by market opportunities, as well as our tax profile. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values are expected to ultimately accrue to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 20 to the Consolidated Financial Statements for further information on the presentation of segment results.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2008	2007	2006
		(in millions)
Operating results:
Revenues	$1,999	$2,503	$2,101
Benefits and expenses	3,076	1,781	1,515

Adjusted operating income	(1,077)	722	586
Realized investment gains (losses), net, and related adjustments(1)	(153)	(62)	(72)
Related charges(1)(2)	12	12	25

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures acquisition and cumulative effect of accounting change	$(1,218)	$672	$539

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

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

Adjusted Operating Income

2008 to 2007 Annual Comparison. Adjusted operating income decreased $1.799 billion, from $722 million in 2007 to a loss of $1.077 billion in 2008. Adjusted operating income for 2008 included charges of $1.160 billion, reflecting the impact of the annual reviews of, and market performance adjustment to, the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The total charge of $1.160 billion in 2008 included $380 million of charges from the annual reviews, which were completed in the third quarter of 2008, and $780 million of charges relating to additional market performance adjustments in the fourth quarter of 2008. Adjusted operating income for 2007 included $30 million of benefits from the annual reviews.

The charges from the annual reviews of $380 million in 2008 included $265 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and $115 million related to increased amortization of deferred policy acquisition and other costs. The charge relating to increased amortization of deferred policy acquisition and other costs primarily reflects the impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products. The reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products also reflects this impact, as well as increased cost of expected income and death benefit claims due to lower expected lapse rates for policies where the current policyholder account value is below the guaranteed minimum death benefit. Adjusted operating income for 2007 included $30 million of benefits from the annual reviews, reflecting market value increases in the underlying assets associated with our variable annuity products, and decreased cost of actual and expected death claims, partially offset by the impact of model refinements and higher expected lapse rates for the variable annuity business acquired from Allstate.

As discussed above, results for 2008 also include $780 million of charges associated with market performance related adjustments to our estimate of total gross profits to reflect actual fund performance in the fourth quarter of 2008. In light of recent market conditions, beginning in the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. Market value declines in the fourth quarter of 2008 decreased our estimates of total gross profits by establishing a new, lower starting point for the variable annuity account values used in estimating gross profits for future periods. The decrease in our estimate of total gross profits results in a higher required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period. In addition, the higher rate of amortization will also be applied to future gross profits in calculating amortization in future periods which, all else being equal, will result in lower net profits in future periods.

We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the second half of 2008, the projected future rate of return calculated using the reversion to the mean approach for most contract groups was greater than 10.5%, our current maximum future rate of return assumption across all asset types for this business. In those cases we utilized the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean, and further decreasing our estimate of total gross profits. Further or continued market declines could result in additional market depreciation within our separate account assets and corresponding decreases in our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits for most contract groups are already based upon our maximum future rate of return assumption as discussed above, all else being equal, further market movements could have a greater impact on the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, in comparison to prior periods.

The above adjustment for market performance included $443 million relating to increased amortization of deferred policy acquisition and other costs and $337 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products. Included within the $443 million of increased amortization of deferred policy acquisition and other costs is a $234 million loss recognition charge to further reduce the balance of valuation of business acquired, or VOBA, related to the variable annuity contracts acquired from Allstate. The additional charge was required as the VOBA balance for those contracts otherwise would have been in excess of the present value of estimated future gross profits. Since the VOBA balance for the Allstate contracts now equals the present value of estimated future gross profits, we expect gross profits for these contracts in future periods will be essentially offset by the related VOBA amortization.

Absent the effect of the annual reviews and market performance adjustments discussed above, adjusted operating income for 2008 decreased $609 million from 2007. Contributing to this decrease is a $481 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The primary risk exposures of these benefit features relate to actual deviations from, or changes to, the assumptions used in their original pricing, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. Together with certain product design elements, our capital markets hedging program is designed to limit our exposure to the equity market, interest rate, and market volatility risk inherent in these products, as part of our overall risk management strategy. The unfavorable variance in our hedging results reflects a charge of $438 million in 2008 compared to a benefit of $43 million in 2007, and was largely due to unfavorable basis risk, primarily reflecting the underperformance of the underlying separate account funds relative to the performance of the market indices we utilized as a basis for developing our hedging strategy, driven by financial market conditions in 2008. The charge in 2008 includes an $86 million benefit for an update of the assumptions used in the valuation of the embedded derivatives, primarily relating to an update of implied volatility ratios to better match the actual equity indices referenced. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.”

Also contributing to the decrease in adjusted operating income in 2008 was a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to a fixed rate general account option. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $10 billion of investments in 2008, out of the separate accounts and into our general account due to equity market declines. Higher average annuity account values invested in our general account resulting from these transfers also led to improved investment results, which partially offset the decrease in fee income. Also serving as a partial offset to the decrease in adjusted operating income in 2008 was a decrease in the amortization of deferred policy acquisition costs and other costs, absent the effect of the annual reviews and market performance adjustments discussed above. The decrease primarily reflects the impact on gross profits of the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and the decrease in fee income, partially offset by the quarterly adjustments for current period experience, as explained below.

The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. Total estimated gross profits, including actual experience and estimates for future periods, are used as the basis for amortizing deferred policy acquisition and other costs. In addition, total estimated revenues and guaranteed benefit claims, which are components of total gross profits, are used for establishing the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ costs, referred to as an adjustment for current period experience, may be required. Adjusted operating income for 2008 includes charges of $174 million relating to these quarterly adjustments, due to less favorable than expected experience, while 2007 includes benefits of $53 million due to better than expected experience. The adjustments for deferred policy acquisition and other costs totaled $81 million in 2008 and resulted from less favorable than expected gross profits, due primarily to lower than expected fee income and the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. In addition to these drivers, the adjustments for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in 2008, which totaled $93 million, also reflected higher actual contract guarantee claims costs in 2008, primarily driven by financial market conditions.

During the fourth quarter of 2008, we impaired the entire $97 million of goodwill related to our acquisition of the variable annuity business of Allstate. This impairment is reflective of continued deterioration of financial market conditions, which resulted in additional market depreciation within our separate account assets and corresponding decreases in our fee income and overall expected future earnings for our individual annuities business. See “Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Goodwill” for further discussion of the assumptions and methodologies used to determine the goodwill impairment.

2007 to 2006 Annual Comparison.    Adjusted operating income increased $136 million, from $586 million in 2006 to $722 million in 2007. Results for both periods include the impact of annual reviews of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and the reserve for the guaranteed minimum death and income benefit features of our variable annuity products. Adjusted operating income for 2007 included a $30 million benefit from this annual review, reflecting market value increases in the underlying assets associated with our variable annuity products, and decreased cost of actual and expected death claims, partially offset by the impact of model refinements and higher expected lapse rates for the variable annuity business acquired from Allstate. Adjusted operating income for 2006 included a $37 million benefit from the annual review, primarily reflecting improved net interest spread from increased investment yields.

Absent the effect of the annual reviews discussed above, adjusted operating income for 2007 increased $143 million from 2006. Adjusted operating income from the variable annuity business acquired from Allstate, excluding the impact of the annual review discussed above, increased $27 million, reflecting a $81 million contribution for 2007, compared to $54 million for 2006, which reflects results only for the initial seven months of operations from the date of acquisition. The remainder of the increase came primarily from higher fee income driven by higher average asset balances from market appreciation and positive net asset flows in our variable annuity account values. Also contributing to the increase was a $17 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, net of amortization of deferred policy acquisition and other costs. Partially offsetting these items was an increase in amortization of deferred policy acquisition and other costs reflecting increased gross profits in 2007, and an increase in general and administrative expenses, net of capitalization, reflecting higher distribution and asset management costs associated with growth in variable annuity account values, as well as growth of the business. In addition, interest expense increased driven by higher borrowings related to growth of the business, and net investment income, net of interest credited to policyholders’ account balances, decreased primarily as a result of declining annuity account values invested in our general account, reflecting our emphasis on sales of variable annuities together with asset allocation requirements associated with the living benefit features we offer in our variable annuity products.

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

Revenues

2008 to 2007 Annual Comparison    Revenues, as shown in the table above under “—Operating Results,” decreased $504 million, from $2.503 billion in 2007 to $1.999 billion in 2008. Policy charges and fees and asset management fees and other income decreased $718 million, including a $481 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above. Also contributing to the decrease in policy charges and fees and asset management fees and other income is a decrease in fee income driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features, as discussed above. Partially offsetting this decrease, net investment income increased $220 million reflecting higher average annuity account values invested in our general account, also resulting from these transfers.

2007 to 2006 Annual Comparison.    Revenues increased $402 million, from $2.101 billion in 2006 to $2.503 billion in 2007, including increased revenues of $162 million related to the variable annuity business acquired from Allstate. The remainder of the increase in revenues came primarily from a $314 million increase in policy charges and fees and asset management fees and other income reflecting an increase in variable annuity account values driven by changes in average market value and positive net flows. Included in the increase in asset management fees and other income is a $37 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. Partially offsetting these items was a $62 million decrease in net investment income, excluding the impact from the business acquired from Allstate, primarily as a result of declining annuity account values invested in our general account, as discussed above.

Benefits and Expenses

2008 to 2007 Annual Comparison    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1.295 billion, from $1.781 billion in 2007 to $3.076 billion in 2008. Absent the impact of the annual reviews and the market performance adjustments discussed above, which account for $1.190 billion of the increase, benefits and expenses increased $105 million. On this basis, policyholders’ benefits, including changes in reserves, increased $110 million primarily reflecting the impact of the quarterly adjustments for current period experience relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as discussed above. Also on this basis, interest credited to policyholders’ account balances increased $100 million primarily reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. In addition, general and administrative expenses, net of capitalization, for 2008 includes the $97 million goodwill impairment. Partially offsetting these increases was a decrease in the amortization of deferred policy acquisition and other costs, absent the effect of the annual reviews and market performance adjustments discussed above, primarily reflecting the impact on gross profits of the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with some of our living benefit features and the decrease in fee income, partially offset by the quarterly adjustments for current period experience relating to the amortization of deferred policy acquisition and other costs.

2007 to 2006 Annual Comparison.    Benefits and expenses increased $266 million, from $1.515 billion in 2006 to $1.781 billion in 2007. Excluding the impact of the annual reviews discussed above and increased benefits and expenses of $135 million related to the variable annuity business acquired from Allstate, benefits and expenses increased $124 million from 2006 to 2007. Contributing to this increase is a $88 million increase in general and administrative expenses, net of capitalization, due to higher distribution and asset management costs associated with growth in variable annuity account values, and growth of the business. Also contributing to this increase was a $58 million increase in amortization of deferred policy acquisition costs reflecting increased gross profits in the current period. In addition, interest expense increased $9 million, driven by higher borrowings related to growth of the business. Partially offsetting these items was an $31 million reduction in policyholders’ benefits, including interest credited to policyholders’ account balances, primarily reflecting a decrease in interest credited to policyholders resulting from declining annuity account values invested in our general account, as discussed above.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Year ended December 31,
	2008	2007	2006
		(in millions)
Variable Annuities(1):
Beginning total account value	$80,330	$74,555	$50,778
Sales	10,208	11,678	9,593
Surrenders and withdrawals	(8,000)	(9,568)	(7,722)

Net sales	2,208	2,110	1,871
Benefit payments	(1,057)	(1,131)	(918)

Net flows	1,151	979	953
Change in market value, interest credited and other activity	(20,353)	6,076	7,448
Policy charges	(1,121)	(1,280)	(936)
Acquisition	—	—	16,312

Ending total account value(2)	$60,007	$80,330	$74,555

Fixed Annuities:
Beginning total account value	$3,488	$3,748	$3,991
Sales	121	73	119
Surrenders and withdrawals	(276)	(286)	(313)

Net redemptions	(155)	(213)	(194)
Benefit payments	(160)	(167)	(176)

Net flows	(315)	(380)	(370)
Interest credited and other activity	127	124	131
Policy charges	(5)	(4)	(4)

Ending total account value	$3,295	$3,488	$3,748

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of December 31, 2008, variable annuity account values are invested in equity funds ($18 billion or 30%), market value adjusted or fixed rate options ($14 billion or 24%), balanced funds ($13 billion or 21%), bond funds ($9 billion or 15%), and other ($6 billion or 10%). Variable annuity account values with living benefit features were $33.1 billion, $37.2 billion, and $28.4 billion as of December 31, 2008, 2007, and 2006, respectively. See Note 9 to the Consolidated Financial Statements for additional information regarding the net amount at risk related to our variable annuity benefit features.

2008 to 2007 Annual Comparison    Total account values for fixed and variable annuities amounted to $63.3 billion as of December 31, 2008, a decrease of $20.5 billion from December 31, 2007. The decrease came primarily from decreases in the market value of customers’ variable annuities due to significant equity market declines. Individual variable annuity gross sales decreased by $1.5 billion, from $11.7 billion in 2007 to $10.2 billion in 2008 and individual variable annuity surrenders and withdrawals decreased by $1.6 billion, from $9.6 billion in 2007 to $8.0 billion in 2008, reflecting the decrease in both inflows and outflows which generally occurs during periods of market volatility and equity market decline. The decrease in individual variable annuity surrenders and withdrawals also reflects lower lapses for policies where the current policyholder account value is below the guaranteed minimum death benefit.

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

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2008	2007	2006
		(in millions)
Operating results:
Revenues	$4,844	$4,708	$4,379
Benefits and expenses	4,313	4,226	3,869

Adjusted operating income	531	482	510
Realized investment gains (losses), net, and related adjustments(1)	(1,076)	(128)	(138)
Related charges(2)	7	(1)	5
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(1,364)	97	9
Change in experience-rated contractholder liabilities due to asset value changes(4)	793	(86)	39

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,109)	$364	$425

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

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

On December 31, 2007 we acquired a portion of Union Bank of California, N.A.’s, or UBOC’s, retirement business, including $7.3 billion in full service retirement account values, for $103 million of cash consideration. The retirement account values related to this acquisition primarily consist of mutual funds and other client assets we administer, and are not reported on our balance sheet. The integration of this business was completed in the second quarter of 2008.

On October 10, 2008, we acquired MullinTBG Insurance Agency Services, LLC and related entities, or MullinTBG, a provider of executive benefit solutions and financing strategies, including nonqualified executive deferred compensation plans. The acquisition included $8.9 billion of nonqualified full service retirement account values that we administer, which are not reported on our balance sheet.

Adjusted Operating Income

2008 to 2007 Annual Comparison.    Adjusted operating income for the Retirement segment increased $49 million, from $482 million in 2007 to $531 million in 2008. Included within adjusted operating income in 2007 is an $82 million charge reflecting payments made to plan clients related to a legal action filed against an unaffiliated asset manager, State Street Global Advisors, Inc., or SSgA. This action seeks, among other relief, restitution of certain losses experienced by plan clients attributable to certain investment funds managed by SSgA as to which we believe SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. In order to protect the interests of the affected plans and their participants while we pursue these remedies, we have made payments to affected plan clients that authorize us to proceed on their behalf. In addition, adjusted operating income for 2008 includes a $29 million benefit from a reduction in the amortization of valuation of business acquired due to a cumulative adjustment relating to the calculation of actual and expected gross profits.

Excluding the items discussed above, adjusted operating income for 2008 decreased $62 million compared to 2007, reflecting lower adjusted operating income in our full service business, partially offset by improved results for our institutional investment products business. The decrease relating to the full service business was primarily attributable to higher general and administrative expenses, driven by expenses incurred to expand our product and service capabilities and to support several large client sales in 2008, and lower asset management fees, driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation. Also contributing to the decrease in the full service business was a $15 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. This unfavorable variance includes the impact of 2008 equity markets on these benefit features, prior to the implementation of our hedging of this equity market risk during the fourth quarter of 2008. In addition, adjusted operating income for 2008 includes an $8 million loss relating to the acquired retirement business of UBOC. Results from this acquisition include costs related to an interim service agreement with UBOC, which covered the integration period, as well as $6 million of transition costs. Improved results in our institutional investment products business were driven by a greater benefit from reserve refinements of $50 million, primarily reflecting updates of client census data on our group annuity blocks of business, as well as more favorable case experience related to our group annuity blocks of business. Partially offsetting these increases was an unfavorable variance in the mark-to-market of equity investments required in certain of our separate account products.

2007 to 2006 Annual Comparison.    Adjusted operating income for the Retirement segment decreased $28 million, from $510 million in 2006 to $482 million in 2007. Included within adjusted operating income in 2007 is an $82 million charge related to payments made to plan clients associated with a legal action filed against an unaffiliated asset manager, as discussed above. Excluding this charge, adjusted operating income for 2007 increased $54 million compared to 2006, reflecting improved results from both our full service and institutional investment products businesses. The full service business benefited primarily from higher fees, driven by increases in full service retirement account values related primarily to market appreciation. Contributing to the increase to a lesser extent was the lack of transition expenses in 2007, as 2006 included $6 million of transition expenses related to the completion of the integration of the retirement business acquired from CIGNA. Partially offsetting these items within the full service business was an increase in general and administrative expenses driven by expenses incurred to expand our product and service capabilities. In addition, adjusted operating income for 2006 included a benefit from the disposition of real estate within an investment joint venture. In our institutional investment products business, a greater contribution from investment results, primarily due to a larger base of invested assets and higher portfolio yields, and improved case experience were partially offset by a decrease in the level of mortgage prepayment income and a lower benefit from reserve refinements reflecting updates of client census data on a group annuity block of business. Contributing to the higher portfolio yields in 2007 is the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates, which primarily occurred in the first half of 2006. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Revenues

2008 to 2007 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $136 million, from $4.708 billion in 2007 to $4.844 billion in 2008. Premiums increased $261 million, driven by higher life-contingent structured settlement and single premium group annuity sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Partially offsetting this increase, net investment income decreased $112 million, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets, lower balances of investments supported by borrowings, negative earnings in 2008 relating to a single equity method investment in a fixed income fund and an unfavorable variance in the mark-to-market of equity investments required in certain of our separate account products. These items, resulting in a decrease to net investment income, were partially offset by a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets and full service participant transfers from our equity based separate account products to our general account stable value products, and the accretion into net investment income in 2008 of $23 million relating to fixed maturity other-than-temporary impairments recognized in previous periods. For a further discussion of our policies regarding other-than-temporary declines in investment value, the related methodology for recording fixed maturity other-than-temporary impairments and the subsequent accretion into net investment income, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” below.

In addition, policy charges and fee income and asset management fees and other income decreased $13 million, primarily due to a decline in asset management fees, driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation, as well as full service participant transfers from our equity based separate account products to our general account stable value products. Also contributing to the decline was an unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, driven by financial market conditions in 2008. Partially offsetting these decreases in policy charges and fee income and asset management fees and other income was $22 million of revenues associated with the acquired retirement business of UBOC and $12 million of revenues associated with the acquired operations of MullinTBG, as well as increased net settlements on interest rate swaps used to manage the duration of the investment portfolio.

2007 to 2006 Annual Comparison.    Revenues increased $329 million, from $4.379 billion in 2006 to $4.708 billion in 2007. Net investment income increased $251 million, primarily due to a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and higher portfolio yields, partially offset by a benefit in 2006 from the disposition of real estate within an investment joint venture and decreases in the level of mortgage prepayment income. Also contributing to the increase in net investment income is $24 million relating to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA. Due to this change, the results of this business, which were previously presented on a net basis in “Asset management fees and other income” are, beginning on April 1, 2006, presented on a gross basis in our results of operations. In addition, asset management fees and other income increased $50 million reflecting growth in fees due to higher full service retirement account values primarily resulting from market appreciation. Premiums increased $35 million, driven by higher single premium group annuity and life-contingent structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

Benefits and Expenses

2008 to 2007 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $87 million, from $4.226 billion in 2007 to $4.313 billion in 2008. Policyholders’ benefits, including the change in policy reserves, increased $176 million primarily reflecting the increase in premiums on higher life-contingent structured settlement and single premium group annuity sales discussed above, partially offset by an increased benefit from reserve refinements primarily reflecting updates of client census data on our group annuity blocks of business, more favorable case experience related to our group annuity blocks of business and lower interest on general account reserves. In addition, interest credited to policyholders’ account balances increased $71 million, primarily reflecting a greater base of guaranteed investment products sold in the institutional and retail markets and higher full service general account stable value product account values from participant transfers from equity based separate account products, partially offset by lower crediting rates on floating rate guaranteed investment product liabilities due to rate resets. Partially offsetting these increases was a $123 million decrease in interest expense, primarily reflecting lower borrowings used to support investments and lower interest rates on these borrowings. Also serving as a partial offset, general and administrative expenses, net of capitalization, decreased $43 million, including the impact of the $82 million charge in 2007 related to payments made to plan clients associated with a legal action filed against an unaffiliated asset manager and the $29 million benefit in 2008 from a cumulative adjustment relating to valuation of business acquired discussed above. Excluding these items, general and administrative expenses, net of capitalization increased $68 million, driven by expenses incurred to expand our full service product and service capabilities, including costs associated with the acquired retirement business of UBOC and acquired operations of MullinTBG, expenses incurred to support several large client sales in 2008 and a $12 million charge in 2008 for one-time costs associated with certain cost reduction programs. General and administrative expenses, net of capitalization, includes $30 million of costs in 2008 associated with the acquired retirement business of UBOC, including costs related to an interim services agreement with UBOC, which covered the integration period, as well as $6 million of transition costs, and $13 million of costs related to the operations of MullinTGB.

2007 to 2006 Annual Comparison.    Benefits and expenses increased $357 million, from $3.869 billion in 2006 to $4.226 billion in 2007. Interest credited to policyholders’ account balances increased $220 million, primarily reflecting higher interest credited on a greater base of guaranteed investment products sold in the institutional and retail markets and higher crediting rates on general account liabilities. General and administrative expenses, net of capitalization, increased $88 million primarily reflecting payments made to plan clients related to a legal action filed against an unaffiliated asset manager, as discussed above, and increased expenses incurred to expand our full service product and service capabilities. In addition, policyholders’ benefits, including the change in policy reserves, increased $41 million primarily reflecting the increase in premiums on higher single premium group annuity and life-contingent structured settlement sales discussed above, as well as a lower benefit from reserve refinements relating to updates of client census data on a group annuity block of business. Also contributing to the increase in policyholders’ benefits is a $21 million increase due to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA discussed above. These increases in policyholders’ benefits were partially offset by improved case experience in 2007.

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

	Year ended December 31,
	2008	2007	2006
		(in millions)
Full Service(1):
Beginning total account value	$112,192	$97,430	$88,385
Deposits and sales	18,941	14,692	16,156
Withdrawals and benefits	(15,051)	(13,749)	(15,989)
Change in market value, interest credited and interest income(2)	(25,259)	6,563	8,878
Acquisition(3)	8,915	7,256	—

Ending total account value	$99,738	$112,192	$97,430

Net additions (withdrawals)	$3,890	$943	$167

Institutional Investment Products(4):
Beginning total account value	$51,591	$50,269	$48,080
Additions(5)	5,738	4,973	5,993
Withdrawals and benefits	(7,392)	(5,866)	(4,881)
Change in market value, interest credited and interest income	2,198	2,765	2,247
Other(6)	(1,644)	(550)	(1,170)

Ending total account value	$50,491	$51,591	$50,269

Net additions (withdrawals)	$(1,654)	$(893)	$1,112

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $4.6 billion, $5.7 billion and $5.6 billion as of December 31, 2008, 2007 and 2006, respectively.
(2)	Change in market value, interest credited and interest income includes $511 million for 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form.
(3)	On December 31, 2007 we acquired a portion of UBOC’s retirement business, as discussed above. On October 10, 2008 we acquired MullinTBG, as discussed above.
(4)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.3 billion, $5.5 billion and $5.3 billion as of December 31, 2008, 2007 and 2006, respectively.
(5)	Additions includes $700 million for 2008 representing transfers of externally managed client balances to accounts we manage. This addition is offset within Other, as there is no net impact on ending account values for this transfer.
(6)	Other includes transfers from (to) the Asset Management segment of $432 million, $185 million and $(1,475) million for 2008, 2007, and 2006 respectively. Other also includes $(511) million for 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form. Other also includes $(700) million in 2008 representing transfers of externally managed client balances to accounts we manage. The $(700) million transfer is offset within Additions, as there is no net impact on ending account values for this transfer. Remaining amounts for all periods presented primarily represent changes in asset balances for externally managed accounts.

2008 to 2007 Annual Comparison.    Account values in our full service business amounted to $99.7 billion as of December 31, 2008, a decrease of $12.5 billion from December 31, 2007. The decrease in account values was driven primarily by a decrease in the market value of customer funds due to declines in the equity markets, partially offset by $8.9 billion of account values related to the acquisition of MullinTBG and net additions of $3.9 billion. Net additions increased $2.947 billion, from $943 million in 2007 to $3.890 billion in 2008, reflecting higher new plan sales and participant contributions, partially offset by higher plan lapses. New plan sales in 2008 included ten large client sales totaling $4.5 billion, with each client sale therein totaling more than $100 million. Plan lapses in 2008 included $1.1 billion of lapses relating to account values acquired from UBOC. These lapses primarily occurred during the final stages of the conversion of acquired account values to our systems platform, which was completed in the second quarter of 2008.

Account values in our institutional investment products business amounted to $50.5 billion as of December 31, 2008, a decrease of $1.1 billion from December 31, 2007, primarily reflecting net withdrawals of $1.7 billion, driven by the impact of scheduled withdrawals in our guaranteed investment products, and declines in the value of asset balances for externally managed accounts. Interest on general account business partially offset these decreases. Net withdrawals increased $761 million, from net withdrawals of $893 million in 2007 to net withdrawals of $1.654 billion in 2008. This increase primarily reflects higher scheduled withdrawals in our guaranteed investment products, partially offset by higher additions due to the 2008 transfers of externally managed client balances to accounts we manage. Sales of our guaranteed investment products in the institutional and retail markets have been negatively impacted by unfavorable capital markets conditions, in particular during the second half of 2008 as the stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased.

2007 to 2006 Annual Comparison.    Account values in our full service business amounted to $112.2 billion as of December 31, 2007, an increase of $14.8 billion from December 31, 2006. The increase in account values was driven primarily by an increase in the market value of customer funds and $7.3 billion of account values acquired from UBOC. Net additions (withdrawals) increased $776 million, from net additions of $167 million in 2006 to net additions of $943 million in 2007, reflecting lower plan lapses, partially offset by lower new plan sales. Net additions in 2006 included three large client sales totaling $2.7 billion, and four large plan terminations totaling $2.7 billion primarily associated with merger and plan consolidation activity.

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

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2008	2007	2006
		(in millions)
Operating results:
Revenues	$1,686	$2,319	$1,991
Expenses	1,454	1,618	1,441

Adjusted operating income	232	701	550
Realized investment gains (losses), net, and related adjustments(1)	40	19	(4)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$272	$720	$546

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, are excluded from the Asset Management segment and included in Corporate and Other operations as a divested business. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had pre-tax losses of $158 million and $63 million in 2008 and 2007, respectively. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment.

Adjusted Operating Income

2008 to 2007 Annual Comparison.    Adjusted operating income decreased $469 million, from $701 million in 2007 to $232 million in 2008. The decrease in adjusted operating income is largely attributable to unfavorable results from the segment’s proprietary investing business. Results of the segment’s proprietary investing business decreased $352 million, primarily due to a decline in the value of fixed income investments of $274 million, including impairments on collateralized debt obligations of $40 million. The decrease in fixed income investments includes a decline of $237 million in a fixed income fund, from income of $65 million in 2007, to a loss of $172 million in 2008. In the fourth quarter of 2008, two entities within the Asset Management segment made a request to redeem their entire investment from this fixed income fund, which aggregate investments were $185 million at December 31, 2008. The fixed income fund has suspended redemptions. Due to market conditions, the amount and timing of the payment of redemption proceeds cannot be predicted at this time. We also reduced certain equity investments in the fourth quarter of 2008. Also contributing to the decline in proprietary investing results were losses on equity investments of $22 million in 2008, a decrease of $46 million from 2007. In addition, real estate proprietary investing decreased $31 million, primarily from co-investments, reflecting a decline in real estate values.

Results in 2008 also reflect lower performance based incentive fees, primarily related to institutional real estate funds, in addition to higher expenses. These decreases were partially offset by increased asset management fees primarily from institutional customer assets as a result of net asset flows, as well as higher income related to securities lending activities.

2007 to 2006 Annual Comparison.    Adjusted operating income increased $151 million, from $550 million in 2006 to $701 million in 2007. Results for 2007 benefited from an increase in asset management fees of $107 million, primarily from institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Adjusted operating income also benefited from increased transaction fees primarily from real estate investment management activities and increased revenues from the segment’s proprietary investing business. These items were partially offset by higher expenses, including performance-related compensation costs.

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

	Year ended December 31,
	2008	2007	2006
		(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$540	$488	$426
Retail customers(1)	307	347	310
General account	268	246	238

Total asset management fees	1,115	1,081	974

Incentive fees	71	188	251
Transaction fees	76	92	46
Proprietary investing	(128)	204	155
Commercial mortgage(2)	31	76	70

Total incentive, transaction, proprietary investing and commercial mortgage revenues	50	560	522

Service, distribution and other revenues(3)	521	678	495

Total revenues	$1,686	$2,319	$1,991

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes revenues under a contractual arrangement with Wachovia Securities, to provide essentially a fixed fee for managed account services. This arrangement expired with respect to most services provided as of July 1, 2008. Revenues in 2008 and 2007 included $21 million and $40 million, respectively, for those managed account services. Also includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $55 million in 2008, $51 million in 2007 and $51 million in 2006.

	December 31, 2008	December 31, 2007
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$161.2	$176.4
Retail customers(2)	61.6	86.6
General account	172.6	175.5

Total	$395.4	$438.5

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2008 to 2007 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $633 million, from $2.319 billion in 2007 to $1.686 billion in 2008. Revenues from proprietary investing decreased $332 million, driven by investment losses in fixed income and equity investments. Incentive fees decreased $117 million primarily related to institutional real estate funds as a result of adverse real estate market conditions. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of December 31, 2008, $123 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $130 million as of December 31, 2007. In the fourth quarter of 2008, adjustments of $25 million related to previously recognized incentive fees contributed to the decline in incentive fees resulting from fund performance. In addition, commercial mortgage revenues decreased $45 million due to unfavorable credit market conditions which resulted in decreases in the value of investments held, partially offset by higher net investment income from higher average balances. Service, distribution and other revenues decreased $157 million, including a reduction in revenue of $150 million, which consists of a change in the service fee arrangement whereby Wachovia Securities is now paying investment managers directly, with a corresponding decrease in expense, as well as lower revenues in certain consolidated real estate and fixed income funds, which were fully offset by lower expenses related to minority interest in these funds. Service, distribution and other revenues includes payments from Wachovia Corporation under an agreement implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The terms of the agreement extend for ten years after termination of our participation in the joint venture. The remainder of the decrease in service, distribution and other revenues includes lower other service revenue, partially offset by higher revenues related to securities lending activities. Asset management fees increased $34 million, primarily from the management of institutional customer assets as a result of net asset flows.

2007 to 2006 Annual Comparison.    Revenues increased $328 million, from $1.991 billion in 2006 to $2.319 billion in 2007. Asset management fees increased $107 million, primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Service, distribution and other revenues increased $183 million primarily due to increased revenues in certain real estate funds, which is fully offset by higher expenses related to minority interest in these funds. Revenues from incentive, transaction, proprietary investing and commercial mortgage revenues increased $38 million reflecting greater transaction fees primarily from real estate investment management activities and increased revenues from the segment’s proprietary investing business, partially offset by a decline in performance based incentive fees. The decrease in performance based incentive fees resulted from a higher level of gains in 2006 on sale of real estate related investments we manage. Certain of our incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks.

Expenses

2008 to 2007 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $164 million, from $1.618 billion in 2007 to $1.454 billion in 2008, driven by lower expenses related to the decline in service fee revenue, incentive based fees, and revenues associated with certain real estate and fixed income funds, as discussed above. These items are partially offset by higher compensation costs primarily reflecting increased headcount.

2007 to 2006 Annual Comparison.    Expenses increased $177 million, from $1.441 billion in 2006 to $1.618 billion in 2007. The increase is primarily driven by higher expenses associated with certain real estate funds, as discussed above.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Operating results:
Revenues	$2,754	$2,602	$2,217
Benefits and expenses	2,308	1,980	1,672

Adjusted operating income	446	622	545
Realized investment gains (losses), net, and related adjustments(1)	(619)	(74)	(63)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures acquisition and cumulative effect of accounting change	$(173)	$548	$482

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2008 to 2007 Annual Comparison.    Adjusted operating income decreased $176 million, from $622 million in 2007 to $446 million in 2008. Adjusted operating income for 2008 includes a $79 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review, primarily reflecting improved future mortality expectations based on improvements in recent mortality experience on our in force business, compared to a similar benefit for $78 million from the annual review in 2007. Results for 2008 also include a $53 million benefit from compensation received based on multi-year profitability of third-party products we distribute, while results for 2007 include a similar benefit amounting to $57 million. These compensation arrangements are subject to renegotiation periodically which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements has been renegotiated and the profit opportunities will be significantly reduced in 2010 and beyond. Absent the effect of these items, adjusted operating income for 2008 decreased $173 million from the prior year. On this basis, the decrease in adjusted operating income is primarily due to a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, primarily reflecting the impact of unfavorable equity markets on both separate account fund performance, including the impact of a corresponding change to the future rate of return assumptions, and variable product policy persistency. Also contributing to the decrease in adjusted operating income in 2008 was a decrease in asset based fees due to lower separate account asset balances reflecting the impact of the unfavorable equity markets, as well as losses on separate account fund liquidations associated with variable policy lapses and surrenders. These decreases were partially offset by higher product margins from growth in term and universal life insurance in force and improved mortality experience, net of reinsurance, compared to the prior year. Due to policyholder options under some of the variable contracts, lapses may occur on a quarter lag with the market risk during this lag being borne by the Company. Consequently, due to the continued unfavorable equity markets in the fourth quarter of 2008, the variable policy lapses are expected to continue to negatively impact results of the first quarter of 2009.

The net increase in the amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves includes the impact of actual market performance on both actual profits and estimated future gross profits, used as the basis for amortizing deferred policy acquisition costs. We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008, the projected future rate of return calculated using the reversion to the mean approach was greater than 10.9%, our current maximum future rate of return assumption across all asset types for this business. As a result, we utilized the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean, and further decreasing our estimate of total gross profits.

2007 to 2006 Annual Comparison.    Adjusted operating income increased $77 million, from $545 million in 2006 to $622 million in 2007. Adjusted operating income for 2007 includes a $78 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review, primarily reflecting improved future mortality expectations based on improvements in recent mortality experience on our in force business, compared to a $46 million benefit from the annual review in 2006. Results for 2007 also include a $57 million benefit from compensation received based on multi-year profitability of third-party products we distribute while 2006 included a $25 million benefit for this item. Absent the effect of these items, adjusted operating income for 2007 increased $13 million from the prior year, reflecting higher fees resulting primarily from higher asset balances as a result of market value changes and higher margins from growth in term and universal life insurance in force. Mortality experience, net of reinsurance, was slightly more favorable compared to 2006.

Revenues

2008 to 2007 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $152 million, from $2.602 billion in 2007 to $2.754 billion in 2008. Premiums increased $80 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $93 million, reflecting higher asset balances primarily from the financing of regulatory requirements associated with statutory reserves for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits. Policy charges and fee income increased $26 million, including a decrease of $36 million due to the effects of updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews, as discussed above. Absent the impact of these annual reviews, policy charges and fee income increased $62 million primarily reflecting the increase in amortization of unearned revenue reserves, discussed above, partially offset by losses on separate account fund liquidations associated with variable policy lapses and surrenders. These items were partially offset by lower asset based fees due to lower separate account asset balances reflecting the unfavorable impact of equity market performance.

2007 to 2006 Annual Comparison.    Revenues increased by $385 million, from $2.217 billion in 2006 to $2.602 billion in 2007. Policy charges and fee income increased $120 million, including $102 million due to the effects of updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews discussed above. Absent this item, policy charges and fee income increased $18 million reflecting growth in our universal life insurance in force. Asset management fees and other income increased $53 million, including a $32 million increase in compensation received based on multi-year profitability of third-party products we distribute, as discussed above, as well as higher asset based fees due to higher asset balances reflecting market value changes. Premiums increased $104 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $108 million, reflecting higher asset balances primarily from the financing of statutory capital activity for certain term and universal life insurance policies and higher yields in 2007.

Benefits and Expenses

2008 to 2007 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $328 million, from $1.980 billion in 2007 to $2.308 billion in 2008. Absent the impacts of the annual reviews conducted in both 2008 and 2007, as discussed above, benefits and expenses increased $365 million, from $2.103 billion in 2007 to $2.468 billion in 2008. On this basis, amortization of deferred policy acquisition costs increased $225 million, primarily reflecting the impact of unfavorable equity markets on both separate account fund performance, including the impact of a corresponding change to the future rate of return assumptions discussed above, and variable product policy persistency. Also on this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $88 million, reflecting higher policyholder reserves from growth in our in force block of term insurance and an increase in interest credited to policyholders’ account balances due to growth in universal life account balances from increased policyholder deposits. Interest expense increased $49 million, primarily reflecting interest on increased borrowings related to the financing of regulatory requirements associated with statutory reserves for certain term and universal life insurance policies.

2007 to 2006 Annual Comparison.    Benefits and expenses increased $308 million, from $1.672 billion in 2006 to $1.980 billion in 2007. Absent the impacts of the annual reviews conducted in both 2007 and 2006 discussed above, benefits and expenses increased $238 million, from $1.865 billion in 2006 to $2.103 billion in 2007. On this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $137 million, reflecting higher claims payments and increases in reserves on term life insurance associated with growth in our in force block of term insurance compared to 2006. Also on this basis, amortization of deferred policy acquisition costs increased $8 million, reflecting less favorable separate account fund performance partially offset by more favorable policy persistency compared to 2006. Interest expense increased $83 million, primarily reflecting interest on borrowings related to the financing of statutory capital activity for certain term and universal life insurance policies.

Sales Results

The following table sets forth individual life insurance annualized new business premiums for the periods indicated. In managing our individual life insurance business, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP, because annualized new business premiums measure the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year excess premiums and deposits.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Annualized New Business Premiums(1):
Excluding corporate-owned life insurance:
Variable life	$39	$54	$53
Universal life	83	87	81
Term life	209	212	147

Total excluding corporate-owned life insurance	331	353	281
Corporate-owned life insurance	—	—	1

Total	$331	$353	$282

Annualized new business premiums by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$109	$126	$125
Third party	222	227	156

Total	$331	$353	$281

(1)	The Individual Life Sales measure has been modified to reflect annualized new business premiums, which represent annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. This new measure provides a more meaningful presentation of sales results and trends than the former measure, which included 100% of excess (unscheduled) or single premiums. Prior period amounts have been restated to conform to the current presentation.

2008 to 2007 Annual Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, decreased $22 million, from $353 million in 2007 to $331 million in 2008, primarily due to lower sales of variable life products by Prudential Agents. Sales of universal life and term life products also decreased from the prior year. Sales by Prudential Agents were $17 million lower than the prior year primarily due to lower sales of variable life and term life products, reflecting a product shift towards annuity sales. The number of Prudential Agents decreased from 2,425 at December 31, 2007 to 2,360 at December 31, 2008. Sales from the third party distribution channel were $5 million lower than the prior year due to lower sales of variable and universal life products.

2007 to 2006 Annual Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $72 million, from $281 million in 2006 to $353 million in 2007, primarily due to increased sales of term life products from the third party distribution channel. Sales of universal life and variable life products also increased from the prior year. Sales by the third party distribution channel were $71 million higher than the prior year primarily due to higher sales of term life products and to a lesser degree increases in variable life and universal life products. Sales by Prudential Agents were slightly higher than the prior year, as increased sales of term life and universal life products were partially offset by lower sales of variable life products. The number of Prudential Agents decreased from 2,562 at December 31, 2006 to 2,425 at December 31, 2007.

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

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Cash value of surrenders	$802	$752	$744

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.8%	3.3%	3.5%

2008 to 2007 Annual Comparison.    The total cash value of surrenders increased $50 million, from $752 million in 2007 to $802 million in 2008, reflecting a greater volume of surrenders of variable life insurance in 2008 compared to the prior year, due primarily to market conditions and policyholders electing to surrender their policies rather than make premium payments or make the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.3% in 2007 to 3.8% in 2008.

2007 to 2006 Annual Comparison.    The total cash value of surrenders increased $8 million, from $744 million in 2006 to $752 million in 2007, reflecting a greater volume of surrenders of variable life insurance in 2007 compared to the prior year. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased slightly in 2007 from 3.5% in 2006 to 3.3% in 2007.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Operating results:
Revenues	$4,960	$4,799	$4,555
Benefits and expenses	4,620	4,513	4,326
Adjusted operating income	340	286	229
Realized investment gains (losses), net, and related adjustments(1)	(201)	(37)	(16)
Related charges(2)	(1)	(2)	(2)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$138	$247	$211

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2008 to 2007 Annual Comparison.    Adjusted operating income increased $54 million, from $286 million in 2007 to $340 million in 2008, primarily reflecting more favorable claims experience in our group life business, as well as growth in our group disability business. Also included in results for 2008 is a $20 million benefit from a premium adjustment recorded during the first quarter of 2008 for updated data on a large group life insurance case. Partially offsetting these items was less favorable investment results during 2008. Both periods reflect the benefit from refinements in group disability reserves as a result of annual reviews. These annual reviews benefited both periods by $13 million and were primarily associated with our long-term disability products.

2007 to 2006 Annual Comparison.    Adjusted operating income increased $57 million, from $229 million in 2006 to $286 million in 2007, primarily reflecting more favorable claims experience in our group life business and, to a lesser extent, growth in our group disability business. The increase in adjusted operating income was partially offset by higher operating expenses in 2007 and a lower benefit in 2007 compared with 2006 from refinements in reserves as a result of annual reviews. The increase in operating expenses is due to growth in the disability business and increased compensation and benefit costs in 2007, and was partially offset by higher costs incurred in 2006 related to legal and regulatory matters. The annual reviews discussed above benefited 2007 $13 million, primarily associated with our long-term disability products, while benefiting 2006 $19 million, primarily associated with our long-term care products.

Revenues

2008 to 2007 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $161 million, from $4.799 billion in 2007 to $4.960 billion in 2008. Group life premiums and policy charges and fee income increased by $54 million, from $3.178 billion in 2007 to $3.232 billion in 2008, primarily reflecting higher premiums from non-experience-rated group life business due to the premium adjustment for updated data on a large case as discussed above and growth in business in force, as new sales exceeded the level of lapses in 2008. Lapse activity remained relatively constant as group life persistency was 94% in 2007 and 93% in 2008. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $128 million from $867 million in the 2007 to $995 million in 2008. This increase reflects growth in business in force resulting from new sales, which included the assumption of existing liabilities from third parties during 2008, exceeding the level of lapses, which increased as persistency deteriorated from 88% in 2007 to 86% in 2008. The group life and group disability persistency are reflective of continuing competitive pricing in the marketplace and the pricing discipline we apply in writing business. Partially offsetting these increases was a decline in net investment income of $24 million, from $671 million in 2007 to $647 million in 2008, as the benefit from growth in invested assets was more than offset by lower investment yields, principally due to lower interest rates on floating rate investments due to rate resets.

2007 to 2006 Annual Comparison. Revenues increased by $244 million, from $4.555 billion in 2006 to $4.799 billion in 2007. Group life premiums increased by $37 million, from $2.795 billion in 2006 to $2.832 billion in 2007, primarily reflecting increased premiums on experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Group life persistency remained strong, but deteriorated slightly from 95% in 2006 to 94% in 2007. Group disability premiums, which include long-term care products, increased by $86 million from $761 million in 2006 to $847 million in 2007, primarily reflecting growth in business in force resulting from new sales and persistency which remained strong, but deteriorated from 90% in 2006 to 88% in 2007. The declines in group life and group disability persistency are reflective of highly competitive pricing in the marketplace and the pricing discipline we apply in writing business. Policy charges and fee income also increased by $59 million, primarily reflecting growth of business in force. In addition, net investment income increased $50 million primarily reflecting a larger base of invested assets due to business growth.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2008	2007	2006
Benefits ratio(1):
Group life	88.6%	90.4%	91.8%
Group disability	87.2	86.6	85.5
Administrative operating expense ratio(2):
Group life	8.6	9.3	9.6
Group disability	19.8	21.0	21.5

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2008 to 2007 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $107 million, from $4.513 billion in 2007 to $4.620 billion in 2008, primarily due to a $110 million increase in policyholders’ benefits, including the change in policy reserves, primarily reflecting growth of business in force in our group disability business, partially offset by more favorable claims experience in our group life businesses. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth.

The group life benefits ratio improved 1.8 percentage points from 2007 to 2008, due to more favorable mortality experience combined with the benefit from a premium adjustment for updated data on a large case. The group disability benefits ratio deteriorated 0.6 percentage points from 2007 to 2008, due to slightly less favorable claims experience. The group life administrative operating expense ratio improved from 2007 to 2008, as gross premiums increased at a rate that outpaced the increase in operating expenses. The group disability administrative operating expense ratio improved from 2007 to 2008, reflecting growth in the business from new sales, as discussed above, that outpaced the related increase in operating expenses.

2007 to 2006 Annual Comparison.    Benefits and expenses increased by $187 million, from $4.326 billion in 2006 to $4.513 billion in 2007. The increase was driven by an increase of $126 million in policyholders’ benefits, including the change in policy reserves, reflecting growth of business in force in our group disability business, the lower benefit in 2007 of the group disability reserve refinements discussed above, and greater benefits on experience-rated group life business which, as discussed above, resulted in increased premiums. In addition, interest credited to policyholder account balances increased $36 million primarily due to an increase in policyholder account balances as a result of growth in the business. Also contributing to the increase in benefits and expenses were higher operating expenses reflecting growth in the disability business and increased compensation and benefit costs, partially offset by lower costs related to legal and regulatory matters.

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

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums for the periods indicated. In managing our group insurance business, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP, because annualized new business premiums measure the current sales performance of the business unit, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income, in addition to current sales.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Annualized new business premiums(1):
Group life	$288	$197	$366
Group disability(2)	204	155	138

Total	$492	$352	$504

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2008 to 2007 Annual Comparison.    Total annualized new business premiums increased $140 million, from $352 million in 2007 to $492 million in 2008. Group life sales increased $91 million driven primarily by increased large case sales to both new and existing customers and higher premiums associated with the assumption of existing liabilities from third parties during 2008. Group disability sales increased $49 million due to increased sales of large case disability products to new customers, higher disability premiums associated with assumption of existing liabilities from third parties, and higher sales of long-term care products in 2008. Our sales are reflective of the continuing competitive pricing in the marketplace and the pricing discipline we apply in writing business.

2007 to 2006 Annual Comparison.    Total annualized new business premiums decreased $152 million from $504 million in 2006 to $352 million in 2007. This decrease is primarily due to lower large case sales in the group life business during 2007, reflective of highly competitive pricing in the marketplace and the pricing discipline we apply in writing business. Partially offsetting this decrease were higher large case and middle-market sales in the group disability business during 2007.

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

	Year ended December 31,
	2008	2007	2006
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$6	$88	$50
International Investments	(2)	(14)	(7)

Total International Insurance and Investments Division	$4	$74	$43

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period. The consolidated net impact of this program recorded within the Corporate and Other operations were gains of $18 million, gains of $4 million and a loss of $1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The notional amount of these forward currency contracts was $2.8 billion as of both December 31, 2008 and December 31, 2007, of which $1.8 billion and $1.9 billion as of December 31, 2008 and December 31, 2007, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar interest income. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of December 31, 2008 and December 31, 2007, the notional amount of these investments was ¥500 billion, or $4.4 billion, and ¥538 billion, or $4.8 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. For the years ended December 31, 2008, 2007 and 2006, the weighted average yield generated by these investments was 2.5%, 2.3% and 2.7%, respectively.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	December 31, 2008	December 31, 2007
	(in millions)
Cross-currency coupon swap agreements	$12	$40
Foreign exchange component of interest on dual currency investments	(82)	(11)

Total	$(70)	$29

The table below presents as of December 31, 2008, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
		(in billions)		(Yen per $)
2009	¥3.8	¥5.9	¥9.7	89.5
2010	3.6	5.0	8.6	88.2
2011	3.4	3.9	7.3	85.3
2012-2034	36.4	56.4	92.8	79.5

Total	¥47.2	¥71.2	¥118.4	81.2

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

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

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We are in the process of developing an economic capital framework, which includes available economic capital, as discussed in “—Liquidity and Capital Resources—Prudential Financial—Economic Capital,” and as we further develop this framework, or as other events occur, we may alter this strategy. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our Japanese insurance operations we currently seek to hedge a portion of estimated available economic capital and other measures of value, including the amount attributable to the U.S. GAAP equity of our Japanese insurance operations, which totaled $4.5 billion as of December 31, 2008 excluding “Accumulated other comprehensive income” components of Stockholders’ Equity and certain other adjustments. We hedge the estimated available economic capital in our Japanese insurance operations through a variety of instruments, including U.S. dollar denominated investments financed with yen-denominated liabilities and equity, yen-denominated debt and U.S. dollar denominated debt that has been swapped to yen. In certain of our other foreign insurance operations, the U.S. GAAP equity exposure is mitigated by entering into forward currency contracts that generally qualify for hedge accounting treatment, and by holding U.S. dollar denominated investments.

As of December 31, 2008, the aggregate amount of the instruments serving as hedges of our estimated available economic capital in our Japanese insurance operations amounted to $7.8 billion, an increase of $2.2 billion from December 31, 2007. The instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.2 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $1.0 billion, as well as $1.5 billion of net yen-denominated debt and U.S. dollar denominated debt that has been swapped to yen. The effects of the U.S. dollar denominated debt that has been swapped to yen are reported in Corporate & Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above.

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

In addition, as of December 31, 2008 and December 31, 2007, our international insurance operations also had $6.2 billion and $4.4 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. A portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including, for constant dollar information discussed below, Japanese yen at a rate of 106 yen per U.S. dollar; Korean won at a rate of 950 won per U.S. dollar. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Operating Results:
Revenues:
Life Planner operations	$6,022	$5,414	$4,884
Gibraltar Life	3,163	2,844	2,851

	9,185	8,258	7,735

Benefits and expenses:
Life Planner operations	4,897	4,394	3,946
Gibraltar Life	2,541	2,266	2,361

	7,438	6,660	6,307

Adjusted operating income:
Life Planner operations	1,125	1,020	938
Gibraltar Life	622	578	490

	1,747	1,598	1,428

Realized investment gains (losses), net, and related adjustments(1)	149	366	190
Related charges(1)(2)	27	(61)	(11)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(370)	(99)	28
Change in experience-rated contractholder liabilities due to asset value changes(4)	370	99	(28)
Equity in earnings of operating joint ventures(5)	(3)	—	—

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,920	$1,903	$1,607

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Consolidated Statements of Operations.

Adjusted Operating Income

2008 to 2007 Annual Comparison.    Adjusted operating income from Life Planner operations increased $105 million, from $1.020 billion in 2007 to $1.125 billion in 2008, including a $2 million unfavorable impact of currency fluctuations, primarily reflecting the continued growth of our Japanese Life Planner operations. In addition, adjusted operating income in 2008 benefited from improved investment income margins, which reflect the benefits of various investment portfolio strategies, including duration lengthening and increased exposure to corporate securities.

Gibraltar Life’s adjusted operating income increased $44 million, from $578 million in 2007 to $622 million in 2008, including a $14 million unfavorable impact of currency fluctuations. Results for 2007 benefited $15 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture. Excluding the impact of currency fluctuations and the foregoing investment income benefit to the prior year period, adjusted operating income for Gibraltar Life increased $73 million, reflecting improved investment income margins which reflect the benefits of various investment portfolio strategies, as discussed in more detail below, and the continued growth of our U.S. dollar denominated fixed annuity product. In addition, results for 2008 benefited from more favorable mortality experience than that of the prior year.

2007 to 2006 Annual Comparison.    Adjusted operating income from Life Planner operations increased $82 million, from $938 million in 2006 to $1.020 billion in 2007, including a $36 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our Life Planner operations increased $46 million, primarily as a result of the continued growth of our Japanese Life Planner operations.

Gibraltar Life’s adjusted operating income increased $88 million, from $490 million in 2006 to $578 million in 2007, including a $4 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income for Gibraltar Life increased $84 million primarily reflecting improved investment income margins. The improvement in investment income margins reflects the benefit of various investment portfolio strategies, including duration lengthening in our Japanese yen investments, increased credit exposure and increased utilization of U.S. dollar based investments. In addition, the continued growth of our U.S. dollar denominated fixed annuity product contributed to the improvement in investment income margins. Investment income margins also benefited $15 million in 2007 from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture. Partially offsetting these benefits to investment income margins was the benefit in 2006 of $6 million from an investment joint venture transaction. The increase in adjusted operating income also reflects a $17 million charge recognized in 2006 for refinements in policy liabilities.

Revenues

2008 to 2007 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $927 million, from $8.258 billion in 2007 to $9.185 billion in 2008, including a net favorable impact of $367 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $560 million, from $8.645 billion in 2007 to $9.205 billion in 2008.

Revenues from our Life Planner operations increased $608 million, from $5.414 billion in 2007 to $6.022 billion in 2008, including a net favorable impact of currency fluctuations of $108 million. Excluding the impact of currency fluctuations, revenues increased $500 million from 2007 to 2008, primarily due to an increase in premiums and policy charges and fee income of $314 million, from $4.719 billion in 2007 to $5.033 billion in 2008. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $263 million, from $3.241 billion in 2007 to $3.504 billion in 2008. Premiums and policy charges and fee income from our Korean operation increased $28 million, from $1.153 billion in 2007 to $1.181 billion in 2008. The increase in premiums and policy charges and fee income in both operations was primarily the result of growth in business in force from new sales and strong persistency. Net investment income also increased $151 million, from $823 million in 2007 to $974 million in 2008, due to higher portfolio yields from various investment portfolio strategies, including duration lengthening and increased exposure to corporate securities, and asset growth.

Due to the long-term nature of many of the products we sell in Japan, we have historically sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, due to the difficulty in finding appropriate securities with the same long duration, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. Based on an evaluation of recent market conditions, beginning in the fourth quarter of 2008 and continuing into 2009, we have terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. These actions will result in lower portfolio yields in our Japanese Life Planner operations in 2009. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and we expect to resume implementing strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions changes. As we do so, the impact to our portfolio yields upon the resumption of these strategies will depend on the then current interest rate environment.

Revenues from Gibraltar Life increased $319 million, from $2.844 billion in 2007 to $3.163 billion in 2008, including a favorable impact from currency fluctuations of $259 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $60 million, from $3.085 billion in 2007 to $3.145 billion in 2008. This increase reflects a $92 million increase in net investment income, from $892 million in 2007 to $984 million in 2008, driven by the continued growth of our U.S. dollar denominated annuity product, as well as higher portfolio yields from various investment portfolio strategies including increased exposure to corporate securities, increased utilization of U.S. dollar denominated investments and duration lengthening. Premiums decreased $33 million from $2.135 billion in 2007 to $2.102 billion in 2008, driven primarily by a decrease in single pay premiums and lower renewal premiums reflecting the attrition of existing business. Our renewal premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to newer products such as those with a retirement and savings objective, for which customer funds received are recorded as deposits.

2007 to 2006 Annual Comparison.    Revenues increased $523 million, from $7.735 billion in 2006 to $8.258 billion in 2007, including a net favorable impact of $36 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $487 million, from $8.158 billion in 2006 to $8.645 billion in 2007.

Revenues from our Life Planner operations increased $530 million, from $4.884 billion in 2006 to $5.414 billion in 2007, including a net favorable impact of currency fluctuations of $57 million. Excluding the impact of currency fluctuations, revenues increased $473 million from 2006 to 2007, primarily reflecting increases in premiums and policy charges and fee income of $356 million, from $4.363 billion in 2006 to $4.719 billion in 2007. Premiums and policy charges and fee income increased $244 million, from $2.997 billion in 2006 to $3.241 billion in 2007, in our Japanese Life Planner operation and increased $81 million, from $1.072 billion in 2006 to $1.153 billion in 2007, in our Korean operation. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Net investment income also increased $127 million, from $696 million in 2006 to $823 million in 2007, due to asset growth and higher investment yields reflecting duration lengthening of our Japanese yen investment portfolio and increased utilization of U.S. dollar based investments.

Revenues from Gibraltar Life declined $7 million, from $2.851 billion in 2006 to $2.844 billion in 2007, including an unfavorable impact from currency fluctuations of $21 million. Excluding the impact of currency fluctuations, revenues increased $14 million, from $3.071 billion in 2006 to $3.085 billion in 2007. Premiums decreased $89 million, from $2.224 billion in 2006 to $2.135 billion in 2007, as premiums in 2006 benefited $92 million from additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization for which 2007 includes no such benefit. Substantially all of these premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also reflected in premiums are higher sales of single premium contracts and an increase in first-year premium, mostly offset by a decrease in renewal premiums reflecting the expected attrition of older business. Our premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to products with a retirement and savings objective, for which customer funds received are recorded as deposits. More than offsetting the decrease in premium was a $104 million increase in net investment income, from $788 million in 2006 to $892 million in 2007, due to improved investment income margins, as discussed above.

Benefits and Expenses

2008 to 2007 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $778 million, from $6.660 billion in 2007 to $7.438 billion in 2008, including a net unfavorable impact of $383 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $395 million, from $7.076 billion in 2007 to $7.471 billion in 2008.

Benefits and expenses of our Life Planner operations increased $503 million, from $4.394 billion in 2007 to $4.897 billion in 2008, including a net unfavorable impact of $110 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $393 million, from $4.558 billion in 2007 to $4.951 billion in 2008. Benefits and expenses of our Japanese Life Planner operations increased $270 million, from $3.001 billion in 2007 to $3.271 billion in 2008. Benefits and expenses from our Korean operation increased $68 million, from $1.101 billion in 2007 to $1.169 billion in 2008. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force.

Gibraltar Life’s benefits and expenses increased $275 million, from $2.266 billion in 2007 to $2.541 billion in 2008, including a $273 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $2 million, from $2.518 billion in 2007 to $2.520 billion in 2008. This increase reflects higher interest credited to policyholders’ account balances and higher amortization of deferred policy acquisition costs both related to the continued growth of our U.S. dollar denominated annuity product. Mostly offsetting these items is a decrease in policyholder benefits, including changes in reserves, which was driven by more favorable mortality experience, as well as the attrition of existing business as discussed above.

We have recently undertaken an initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs. We currently estimate that we will incur $60 million of non-capitalizable costs related to this initiative in 2009, with the vast majority of these expenditures to be recognized in our Gibraltar Life operations.

2007 to 2006 Annual Comparison.    Benefits and expenses increased $353 million, from $6.307 billion in 2006 to $6.660 billion in 2007, including a net favorable impact of $4 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $357 million, from $6.719 billion in 2006 to $7.076 billion in 2007.

Benefits and expenses of our Life Planner operations increased $448 million, from $3.946 billion in 2006 to $4.394 billion in 2007, including a net unfavorable impact of $21 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $427 million, from $4.131 billion in 2006 to $4.558 billion in 2007. Benefits and expenses of our Japanese Life Planner operation increased $259 million, from $2.742 billion in 2006 to $3.001 billion in 2007, while benefits and expenses from our Korean operation increased $126 million, from $975 million in 2006 to $1.101 billion in 2007. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven by new sales and strong persistency. Also contributing to the increase in benefits and expenses are higher general and administrative expenses primarily as a result of business growth.

Gibraltar Life’s benefits and expenses declined $95 million, from $2.361 billion in 2006 to $2.266 billion in 2007, including a $25 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses declined $70 million, from $2.588 billion in 2006 to $2.518 billion in 2007. This decline is primarily due to the effects of the special dividend arrangement discussed above and the $17 million charge recognized in 2006 for refinements in policy liabilities. Partially offsetting the decline in benefits and expenses was higher interest credited to policyholders’ account balances resulting from growth in our U.S. dollar denominated fixed annuity product.

Sales Results

In managing our international insurance business, we analyze revenues, as well as annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the segment, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single pay products. Annualized new business premiums on an actual and constant exchange rate basis are as follows for the periods indicated.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$775	$788	$767
Gibraltar Life(1)	454	342	357

Total	$1,229	$1,130	$1,124

On a constant exchange rate basis:
Life Planner operations	$782	$820	$806
Gibraltar Life(1)	454	365	377

Total	$1,236	$1,185	$1,183

(1)	The methodology for determining Gibraltar Life’s annualized new business premium on an actual and constant exchange rate basis has been revised to more clearly report the trend of U.S. dollar product sales. Prior period amounts have been restated to conform to current presentation.

2008 to 2007 Annual Comparison.    On a constant exchange rate basis, annualized new business premiums increased $51 million, from $1.185 billion in 2007 to $1.236 billion in 2008.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $38 million. Sales through the first nine months of 2008 were relatively flat, with growth in Japan offset by a decline in Korea reflecting the continued competitive market environment. However, due to the economic environment and concerns over U.S. financial institutions, sales in the fourth quarter of 2008 declined 13% from the prior year quarter, with declines in both Japan and Korea.

The number of Life Planners increased 199, or 3%, from 6,166 as of December 31, 2007 to 6,365 as of December 31, 2008, driven by increases of 90 in Taiwan, 67 in Korea, and 29 in Argentina. During 2008, 70 Life Planners in Japan were transferred to Gibraltar primarily to support our efforts to expand our bank channel distribution. Factoring in these transfers, the number of Life Planners in Japan would have increased 2%, from December 31, 2007 to December 31, 2008, which reflects lower recruiting in Japan in the later part of 2008 due to a more selective screening process meant to further improve Life Planner retention and quality, as well as recruiting challenges posed by the current economic environment.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $89 million, primarily reflecting strong sales of a new U.S. dollar denominated retirement income product launched in the first quarter of 2008, as well as higher sales of our U.S. dollar denominated fixed annuity product and a new single premium yen denominated endowment product. The number of Life Advisors increased by 66, from 6,264 as of December 31, 2007 to 6,330 as of December 31, 2008, as we continue to focus on hiring practices to enhance retention and productivity. The Life Planners transferred to Gibraltar as discussed above, are not considered Life Advisors, as they sell only through the bank channel.

2007 to 2006 Annual Comparison.    On a constant exchange rate basis, annualized new business premiums increased $2 million, from $1.183 billion in 2006 to $1.185 billion in 2007. On this same basis, annualized new business premiums from our Japanese Life Planner operations increased $10 million reflecting increased sales of retirement income and U.S. dollar denominated whole life products, partially offset by lower sales of increasing term life products to corporations as a result of pending tax law changes. Sales in all other countries, also on a constant exchange rate basis, increased $4 million as decreased sales in Korea mostly offset increased sales in Taiwan and the rest of our Life Planner operations. The number of Life Planners increased 338, or 6%, from 5,828 as of December 31, 2006 to 6,166 as of December 31, 2007. This increase was driven by increases of 112, 66 and 90 in our Life Planner operations in Japan, Korea and Taiwan, respectively. In addition, during 2007, 82 Life Planners in Japan were transferred to Gibraltar primarily to support our efforts to expand our bank channel distribution.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation decreased $12 million from 2006 to 2007, primarily due to lower sales of our U.S. dollar denominated single premium fixed annuity, particularly in our bank distribution channel, which was partially offset by higher sales of our U.S. dollar whole life product and other traditional insurance products. The number of Life Advisor’s increased 320, or 5%, from 5,944 as of December 31, 2006 to 6,264 as of December 31, 2007.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the years ended December 31, 2008, 2007, and 2006 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Operating results:
Revenues	$285	$769	$590
Expenses	630	510	447

Adjusted operating income	(345)	259	143
Realized investment gains (losses), net, and related adjustments(1)	2	1	61
Related charges(2)	—	(3)	—
Equity in earnings of operating joint ventures(3)	290	(30)	(28)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(53)	$227	$176

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.
(3)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Consolidated Statements of Operations.

In 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. We subsequently renamed the company Prudential Investment & Securities Co., Ltd, or PISC. On January 25, 2008, we acquired the remaining 20 percent for $90 million and PISC is now a wholly-owned operation.

On July 12, 2007, we sold our 50 percent interest in our operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l., which we accounted for under the equity method, to our partner Oppenheim S.C.A. for $121 million. These businesses establish, package and distribute mutual fund products to German and other European retail investors. We recorded a pre-tax gain on the sale of $37 million, which is reflected in the adjusted operating income of our International Investments segment in 2007. In addition to the gain on sale, these businesses contributed $3 million and $4 million of adjusted operating income to the results of the International Investments segment for the years ended December 31, 2007 and 2006, respectively.

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

On July 1, 2008, we acquired a 40 percent interest in GAP Asset Management of Brazil, which we account for under the equity method as an operating joint venture. GAP Asset Management of Brazil had $2.9 billion in assets under management as of June 30, 2008 and $0.9 billion in assets under management as of December 31, 2008, reflecting a decline in assets under management attributable to client outflows and foreign exchange movements.

Adjusted Operating Income

2008 to 2007 Annual Comparison.    Adjusted operating income decreased $604 million, from income of $259 million in 2007 to a loss of $345 million in 2008, primarily reflecting impairment charges of $439 million related to operating joint ventures and goodwill. During the fourth quarter of 2008, we recorded an impairment of $316 million to the carrying value of certain operating joint ventures associated with the segment’s asset management businesses. These operating joint ventures are accounted for under the equity method and the impairments related to our joint ventures in Italy, Brazil and Mexico. In addition, during the fourth quarter of 2008, we recorded a goodwill impairment of $123 million associated with the segment’s asset management businesses. Both the goodwill and joint venture impairments reflect the significant deterioration in financial market conditions that occurred during the fourth quarter of 2008, which resulted in a decline in our anticipated future asset management and transaction based fees, and hence a decrease in the expected future earnings of the segment’s asset management businesses. As of December 31, 2008, the remaining carrying value of our operating joint ventures and goodwill was $304 million and $0 million, respectively, related to the segment’s asset management businesses. There are no operating joint ventures or goodwill associated with the segment’s global commodities group. See “Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Goodwill” for further discussion of the assumptions and methodologies used to determine the goodwill impairment.

Also contributing to the decrease in adjusted operating income is the benefit in 2007 of a $37 million gain from the sale of the segment’s Oppenheim joint ventures and a $17 million gain from recoveries related to a former investment of the segment’s Korean asset management operation. The decrease also reflects lower results from the segment’s asset management businesses, primarily in our Korean operation, as well as lower results from the segment’s global commodities group. The decrease in earnings for the global commodities group is driven by lower gains on securities relating to exchange memberships, which benefited 2007 by $42 million, while benefiting 2008 by $18 million, as well as a $19 million credit loss related to a brokerage client that was recorded in the first quarter of 2008. The adjusted operating income of our Korean asset management operation includes $18 million and $17 million in 2008 and 2007, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2007 to 2006 Annual Comparison.    Adjusted operating income increased $116 million, from $143 million in 2006 to $259 million in 2007. Adjusted operating income for 2007 includes the $37 million gain from the sale of our Oppenheim joint ventures and a $17 million benefit from recoveries related to a former investment of our Korean asset management operations. In addition, market value changes on securities relating to exchange memberships benefited 2006 by $21 million, while benefiting 2007 by $42 million.

Excluding the benefit of the items discussed above, adjusted operating income increased by $41 million reflecting more favorable results from our asset management businesses in Korea and China. The adjusted operating income of our Korean asset management operations also includes $17 million and $21 million in 2007 and 2006, respectively, of fee revenue from the Korean government under the agreement discussed above.

Revenues

2008 to 2007 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $484 million, from $769 million in 2007 to $285 million in 2008, primarily reflecting the $316 million operating joint venture impairments discussed above. This decrease also reflects lower revenues from the segment’s asset management businesses, primarily in our Korean operation, as well as the benefit to 2007 of the gain from the sale of Oppenheim and the gain from the recovery of a former investment, as discussed above. Partially offsetting this decrease were higher revenues in our global commodities group due to increased sales and trading activity, which more than offset the lower benefit in 2008 from securities relating to exchange memberships.

2007 to 2006 Annual Comparison.    Revenues increased $179 million, from $590 million in 2006 to $769 million in 2007. This increase reflects the gain from the sale of our Oppenheim joint ventures, gains from market value changes on securities relating to exchange memberships, and the gain associated with the recovery of a former investment, as well as higher revenue from our asset management businesses.

Expenses

2008 to 2007 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $120 million, from $510 million in 2007 to $630 million in 2008, primarily reflecting the $123 million goodwill impairment discussed above. This decrease also reflects the $19 million credit loss in our global commodities group and higher expenses corresponding with the higher level of revenues generated by the sales and trading activity of our global commodities group. Partially offsetting these items were lower expenses in the segment’s asset management businesses corresponding with the lower level of revenues generated by these businesses.

2007 to 2006 Annual Comparison.    Expenses increased $63 million, from $447 million in 2006 to $510 million in 2007, primarily due to higher expenses corresponding with the higher level of revenues generated by our asset management businesses.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and real estate and relocation services.

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that we have placed in wind-down status but have not divested; and (8) the impact of transactions with other segments.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Operating Results:
Corporate Operations(1):
Net investment income, net of interest expense, excluding capital debt interest expense	$279	$369	$437
Capital debt interest expense	(331)	(229)	(233)
Pension income and employee benefits	273	230	266
Other corporate activities	(359)	(463)	(503)

Total Corporate Operations	(138)	(93)	(33)
Real Estate and Relocation Services	(189)	28	75

Adjusted operating income	(327)	(65)	42

Realized investment gains (losses), net, and related adjustments(2)	(409)	(126)	108
Investment gains (losses) on trading account assets supporting insurance liabilities, net(1)(3)	—	2	(2)
Divested businesses(4)	(506)	274	151
Equity in earnings of operating joint ventures(5)	331	(370)	(294)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(911)	$(285)	$5

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Consolidated Statements of Operations.

In 2008, the results of our former Financial Advisory segment, primarily reflecting our investment in the Wachovia Securities retail securities brokerage joint venture, are included in Corporate and Other operations as a divested business, reflecting our intention to exit this business. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. See “—Divested Businesses” for additional discussion.

2008 to 2007 Annual Comparison.    Adjusted operating income decreased $262 million, from a loss of $65 million in 2007 to a loss of $327 million in 2008. The greater loss in 2008 is primarily due to less favorable results in our real estate and relocation services business. Adjusted operating income of our real estate and relocation services business decreased $217 million, from income of $28 million in 2007 to a loss of $189 million in 2008. The loss in 2008 includes a goodwill impairment of $117 million recorded during the fourth quarter of 2008. This impairment, which was all of the goodwill associated with this business, is reflective of the further deterioration of the U.S. housing market that occurred during the fourth quarter of 2008 and our current view of the timing of the future recovery of this market, which resulted in a decrease in the expected future earnings of this business. See “Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Goodwill” for further discussion of the assumptions and methodologies used to determine the goodwill impairment. Also contributing to the decline in adjusted operating income are lower royalty fees, increased bad debt reserves and lower relocation revenue from real estate referral fees and homesale transactions due to the less favorable residential real estate market conditions. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of December 31, 2008, we held in unsold inventory homes with a net value of $103 million under this program.

Adjusted operating income from corporate operations decreased $45 million, from a loss of $93 million in 2007 to a loss of $138 million in 2008. Capital debt interest expense increased by $102 million due to increased borrowings, which includes the issuance in June 2008 of $1.5 billion of junior subordinated notes. In addition, corporate operations investment income, net of interest expense, excluding capital debt interest expense, decreased $90 million, primarily reflecting lower earnings from the investment of proceeds from our convertible debt issues, as discussed below, and lower yields on invested assets. Partially offsetting these items was the benefit from other corporate activities of $104 million, reflecting a decline in our deferred compensation liabilities and other compensation related items in 2008 versus the prior year, as well as lower costs associated with philanthropic activities and other retained corporate expenses. This benefit was partially offset by increased costs related to our retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

The $2 billion November 2005 convertible debt securities, for which investment of proceeds in fixed income securities contributed to results of 2007, were repaid in May 2007. The proceeds from our $2 billion December 2006 convertible debt issuance were used to fund an investment portfolio of fixed income securities until December 2007, which also benefited results of the prior year. These proceeds, as well as the remaining proceeds from our $3 billion December 2007 convertible debt issuance, were invested primarily in short-term investments or used to support operating needs in lieu of other short-term borrowings. In December 2008, we repurchased substantially all of our $2 billion December 2006 convertible debt issuance. In December 2008, we also repurchased, in individually negotiated transactions, $853 million of our $3 billion December 2007 convertible debt issuance, which notes were offered to us by certain holders. The 2007 notes were repurchased at a discount resulting in a pre-tax gain of $41 million, which is included in other corporate activities.

Corporate operations pension income and employee benefits increased $43 million, which primarily reflects the impact of census and other demographic assumption updates to our post-retirement and post-employment benefit plans. Income from our qualified pension plan decreased $76 million, from $366 million in 2007 to $290 million in 2008, reflecting the impact of the transfer in April 2007 of $1 billion in plan assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. However, as a result of the transfer, the decline in income from our qualified pension plan was offset by a corresponding decline in other postretirement benefit expenses.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2009, we will decrease the discount rate to 6.00% from 6.25% in 2008. The expected return on plan assets will decline from 7.75% in 2008 to 7.50% in 2009 and the assumed rate of increase in compensation will remain unchanged at 4.5%. We determined our expected return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions and other factors, we expect on a consolidated basis income from our own qualified pension plan will continue to contribute to adjusted operating income in 2009, but at a level of about $10 million to $20 million higher than that of the year 2008. Other postretirement benefit expenses will increase in a range of $80 million to $90 million. The increase in other postretirement benefit expense is driven primarily by the decline in plan asset values. In 2009, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments.

2007 to 2006 Annual Comparison.    Adjusted operating income decreased $107 million, from income of $42 million in 2006 to a loss of $65 million in 2007. Adjusted operating income from corporate operations decreased $60 million, from a loss of $33 million in 2006 to a loss of $93 million in 2007. Corporate operations investment income, net of interest expense, excluding capital debt interest expense decreased $68 million, primarily reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, and less favorable income from equity method investments, including tax credit investments, partially offset by investment income, net of related interest expense, from the investment of proceeds from our $2 billion November 2005 convertible debt issuance and our $2 billion December 2006 convertible debt issuance. In May 2007 the company called for redemption the November 2005 convertible debt securities.

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

As of December 31, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $433 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. However, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of December 31, 2008 is zero.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Year ended December 31,
	2008	2007	2006
	(in millions)
U.S. GAAP results:
Revenues	$7,059	$7,981	$7,812
Benefits and expenses	7,043	7,691	7,409

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$16	$290	$403

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2008 to 2007 Annual Comparison.    Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $274 million, from $290 million in 2007 to $16 million in 2008. Results for 2008 include a decrease of $574 million in net realized investment gains, from $589 million in 2007 to $15 million in 2008. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, decreased $301 million, primarily related to lower yields and a decrease in income on joint ventures and limited partnership investments accounted for under the equity method. These decreases to income were partially offset by a decrease in dividends paid and accrued to policyholders, primarily due to a decrease in the 2009 dividend scale. The impact of these items contributed to actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in a decrease in the cumulative earnings policyholder dividend obligation expense of $548 million from 2007, compared to 2008. As noted above, as of December 31, 2008, the excess of actual cumulative earnings over the expected cumulative earnings was $433 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, it could result in volatility in the Closed Block Business earnings.

2007 to 2006 Annual Comparison.    Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $113 million, from $403 million in 2006 to $290 million in 2007. Results for 2007 reflect an increase in dividends to policyholders of $213 million reflecting an increase in dividends paid and accrued to policyholders primarily due to an increase in the 2008 dividend scale, as well as an increase in the cumulative earnings policyholder dividend obligation expense of $92 million. In addition, results for 2007 reflect higher claim costs that continue to increase with the aging of the Closed Block policyholders, while results for 2006 included a reserve release as a result of reserve factor updates. These decreases to income were partially offset by an increase of $79 million in net investment income, net of interest expense, primarily related to higher income on joint venture and limited partnership investments and higher dividend income from public equity investments, and an increase of $108 million in net realized investment gains, from $481 million in 2006 to $589 million in 2007. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Revenues

2008 to 2007 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $922 million, from $7.981 billion in 2007 to $7.059 billion in 2008, principally driven by the $574 million decrease in net realized investment gains and a decrease of $368 million in net investment income, as discussed above.

2007 to 2006 Annual Comparison.    Revenues increased $169 million, from $7.812 billion in 2006 to $7.981 billion in 2007, principally driven by the $108 million increase in net realized investment gains and an increase of $109 million in net investment income. The increase in net investment income reflects higher income on joint venture and limited partnership investments and public equity investments. These increases in revenue were partially offset by a decrease in premiums, with a corresponding decline in changes in reserves, as the policies in force have matured or terminated. We expect this decline in premiums for this business to continue as these polices continue to mature or terminate.

Benefits and Expenses

2008 to 2007 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $648 million, from $7.691 billion in 2007 to $7.043 billion in 2008. This decrease included a $609 million decline in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $548 million, as well as a decrease in dividends paid and accrued to policyholders of $61 million, primarily due to a decrease in the 2009 dividend scale, partially offset by the 2008 dividend scale increase, a higher dividend accumulation crediting rate and normal growth.

2007 to 2006 Annual Comparison.    Benefits and expenses increased $282 million, from $7.409 billion in 2006 to $7.691 billion in 2007. This increase reflects a $213 million increase in dividends to policyholders reflecting an increase in dividends paid and accrued to policyholders primarily due to an increase in the 2008 dividend scale, as well as an increase in the cumulative earnings policyholder dividend obligation expense of $92 million. Policyholders’ benefits, including changes in reserves, increased $54 million primarily reflecting higher claim costs in 2007 that continue to increase with the aging of the Closed Block policyholders, and a reserve release in 2006.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2008, 2007 and 2006, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Tax provision	$(461)	$1,245	$1,245
Impact of:
Low income housing and other tax credits	82	67	60
Non-taxable investment income	52	269	259
Foreign taxes at other than U.S. rate	16	68	58
State and local taxes	8	(21)	(21)
Change in valuation allowance	—	32	2
Non-deductible expenses	(1)	(10)	(45)
Non-deductible goodwill impairment	(83)	—	—
Other	(4)	(10)	(20)

Tax provision excluding these items	$(391)	$1,640	$1,538

Tax provision at statutory rate	$(391)	$1,640	$1,538

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, see Note 17 of the Consolidated Financial Statements.

The decline in income tax expense primarily reflects the decline in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures for the year ended December 31, 2008. The impact of non-taxable investment income on the total tax provision decreased in 2008 as compared to 2007 and 2006, primarily due to a decrease in the dividends received deduction, or DRD, and non-deductible investment losses related to corporate owned life insurance. The DRD reduces the amount of dividend income subject to tax and in prior years was the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The DRD for the current period was estimated using information available from current year results, information from 2007 calculations, and estimates to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In August 2007, the Internal Revenue Service, or IRS, issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income. These activities had no impact on our 2007 or 2008 results.

In December 2006, the IRS completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of the industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, we have agreed to such adjustment. Nevertheless, we believe that our return position is technically correct. Therefore, we intend to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. We were advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received. The statute of limitations for these years will close on December 31, 2009. These activities had no impact on our 2007 or 2008 results.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Equity sales, trading and research operations	$(1)	$(101)	$9
Real estate investments sold or held for sale	42	63	98
Healthcare operations	2	14	29
International securities operations	(1)	8	(8)
Canadian intermediate weekly premium and individual health operations	—	—	(10)
Philippine insurance operations	—	—	(12)
Dryden Wealth Management	—	—	(4)

Income (loss) from discontinued operations before income taxes	42	(16)	102
Income tax expense (benefit)	11	(33)	31

Income from discontinued operations, net of taxes	$31	$17	$71

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

	Year ended December 31,
	2008	2007	2006
	(in millions)
Financial Advisory	$(351)	$300	$32
Commercial mortgage securitization operations	(158)	(63)	43
Exchange shares previously held by Prudential Equity Group	(9)	9	64
Property and casualty insurance	8	5	12
Prudential Securities capital markets	3	15	—
Prudential Home Mortgage Company	—	8	—
Other	1	—	—

Total divested businesses excluded from adjusted operating income	$(506)	$274	$151

Financial Advisory

In 2008, we classified our Financial Advisory business as a divested business, reflecting our intention to exit this business, as discussed in more detail below. This business consists of our investment in the Wachovia Securities joint venture described below, in addition to expenses relating to obligations and costs we retained in connection with the businesses we contributed to the joint venture, primarily for litigation and regulatory matters.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture currently headquartered in St. Louis, Missouri. Wachovia Securities, one of the nation’s largest retail brokerage and clearing organizations, provides full service securities brokerage and financial advisory services to individuals and businesses. Wachovia and Wachovia Securities are distribution partners for certain of our products, including our mutual funds and individual annuities that are distributed through their financial advisors, bank channel and independent channel.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc., or A.G. Edwards, and on January 1, 2008 contributed the retail securities brokerage business of A.G. Edwards to the joint venture. Wachovia’s contribution of this business entitled us to elect a “lookback” option (which we elected) that permits us to delay for a period of two years ending on January 1, 2010, our decision on whether or not to make payments to avoid or limit dilution of our 38% ownership interest in the joint venture. During this “lookback” period, our share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on our diluted ownership level, which is in the process of being determined. At the end of the “lookback” period, we may “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities. Based upon the existing agreements and our estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, we adjusted the carrying value of our ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of the A.G. Edwards business and the dilution of our 38% ownership interest and to record the value of the above described rights under the “lookback” option. As a result, we recognized an increase to “Additional paid-in capital” of $1.041 billion, net of tax. Establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, will result in an adjustment to the credit to equity and a true-up to the earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the year ended December 31, 2008 and the finally determined diluted ownership percentage. We do not anticipate any such adjustment to have a material effect on our reported results of operations.

On October 3, 2008, Wachovia and Wells Fargo & Company, or Wells Fargo, announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wachovia would be merged into Wells Fargo, which would succeed to Wachovia’s rights and obligations under the joint venture arrangements. As reported by Wells Fargo, this merger was completed on December 31, 2008.

On December 4, 2008, we announced our intention, assuming completion of the merger of Wachovia into Wells Fargo, to exercise our right under the “lookback” option to put our joint venture interests to Wells Fargo. Under the terms of the joint venture agreements, closing of the put transaction would occur on or about January 1, 2010. As indicated above, the results associated with our joint venture interest have been classified as results of a divested business, reflecting our intention to exit this business.

Earnings of the joint venture, which are included in Corporate and Other operations are subject to certain risks pertaining to the joint venture operations, including customer claims, litigation and regulatory investigations affecting Wachovia Securities’ businesses. Such customer claims, litigation and regulatory matters include matters typical for retail securities brokerage and clearing operations and matters unique to the joint venture operations. In recent months, following the failure in early 2008 of the auctions which set the rates for most auction rate securities, Wachovia Securities has become the subject of customer complaints, legal actions, including a putative class action, and investigations by securities regulators and agencies relating to Wachovia Securities’ role in the underwriting, sale and auction of auction rate securities. On August 15, 2008, Wachovia announced that it had reached an agreement in principle for a global settlement of investigations concerning the underwriting, sale and subsequent auction of certain auction rate securities by subsidiaries of Wachovia Securities and had recorded an increase to legal reserves. The losses from the Financial Advisory business of $351 million in 2008 include our share of earnings from Wachovia Securities, on a pre-tax basis, of a loss of $331 million, based on our estimated diluted ownership level, as discussed above, compared to income of $370 million in 2007. The results of Wachovia Securities for 2008 include a charge of $355 million related to the agreement in principle for a global settlement concerning the underwriting, sale and subsequent auction of certain auction rate securities, as discussed above and transition costs of $174 million related to the combination of the A.G. Edwards business with Wachovia Securities.

Commercial Mortgage Securitization Operations

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. These operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, were previously reported within the Asset Management segment. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. As of December 31, 2008, our commercial mortgage securitization operations held loans with a principal balance of $241 million, whose fair values continue to be subject to changes in credit spreads. This represents a decrease from about $750 million as of December 31, 2007. The losses of $158 million in 2008 primarily reflect net realized and unrealized losses on the loans, bonds and hedges from instability in the commercial mortgage-backed securities market during 2008.

Exchange shares previously held by Prudential Equity Group

In 2007, we exited the equity sales, trading and research operations of the Prudential Equity Group, and the results of these operations are reflected as discontinued operations for all periods presented. See Note 3 to the Consolidated Financial Statements for additional information concerning Prudential Equity Group. We retained certain securities relating to trading exchange memberships of these former operations. These securities were received in 2006 in connection with the commencement of public trading of stock exchange shares. The changes in the fair value of these shares are reflected within divested businesses for all periods presented.

Property and Casualty Insurance

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

Prudential Securities Capital Markets

In 2000, we announced a restructuring of Prudential Securities’ capital markets activities in which we exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. Results of these operations are reflected as a divested business for all periods presented. As of December 31, 2008 we had remaining assets amounting to $92 million related to Prudential Securities’ institutional fixed income activities.

Prudential Home Mortgage Company

During 1996 and 1997, we sold substantially all of our residential first mortgage banking and related operations of Prudential Home Mortgage Company, Inc. and its affiliates. Results of these operations are reflected as a divested business for all periods presented. We remain liable with respect to certain claims concerning these operations prior to sale which we believe are adequately reserved.

Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and

Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes

Certain products included in the Retirement and International Insurance segments, are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial mortgage and other loans, are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Interest and dividend income for these investments is reported in “Net investment income.” Commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial mortgage and other loans.”

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on available for sale securities, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread we earn on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that we expect will accrue to the contractholders.

Results for the years ended December 31, 2008, 2007 and 2006 include the recognition of net investment losses of $1.734 billion, and net investment gains of zero million and $35 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains and losses primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads, on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the years ended December 31, 2008, 2007 and 2006 include decreases of $1.163 billion, $13 million and $11 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Contractholder liabilities do not reflect declines in recorded asset values of $586 million, which we expect to recover in future periods through increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders are decreases related to commercial mortgage and other loans of $144 million, and increases related to commercial mortgage and other loans of $40 million and $14 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

As discussed in Notes 2 and 18 to the Consolidated Financial Statements, we adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. Our Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.), certain equity securities and commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper) and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities, or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, developed using market observable inputs and economic indicators.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect our assumptions about the assumptions market participants would use in pricing the asset or liability. Our Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities and securities where we chose to over-ride pricing information received from third parties as discussed below, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which we are the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which we utilize when pricing service information is not available, are reviewed for reasonableness based on our understanding of the market, and are generally considered Level 3. Under certain conditions, we may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, we may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of December 31, 2008 such over-rides on a net basis were not material.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008, for Consolidated, Financial Services Businesses and Closed Block Business.

	Consolidated
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$155,787	$2,269	$—	$158,056
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,882	1,396	(7,085)	4,336
Equity securities, available for sale	3,801	1,939	325	—	6,065
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	265	1,015	—	1,526
Short term investments	2,601	1,874	—	—	4,475
Cash and cash equivalents	2,512	8,834	—	—	11,346
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	11,306	194,580	5,232	(7,085)	204,033
Separate account assets(3)	56,362	70,953	19,780	—	147,095

Total assets	$67,668	$265,533	$25,012	$(7,085)	$351,128

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities	57	6,692	139	(5,948)	940

Total liabilities	$57	$6,692	$3,692	$(5,948)	$4,493

	Financial Services Businesses
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$117,393	$1,760	$—	$119,153
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,774	1,384	(7,085)	4,216
Equity securities, available for sale	1,548	1,818	299	—	3,665
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	54	1,015	—	1,315
Short term investments	1,614	1,377	—	—	2,991
Cash and cash equivalents	2,379	7,014	—	—	9,393
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	7,933	153,429	4,685	(7,085)	158,962
Separate account assets(3)	56,362	70,953	19,780	—	147,095

Total assets	$64,295	$224,382	$24,465	$(7,085)	$306,057

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities(4)	(16)	6,692	138	(5,948)	866

Total liabilities	$(16)	$6,692	$3,691	$(5,948)	$4,419

	Closed Block Business
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$38,394	$509	$—	$38,903
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets	—	108	12	—	120
Equity securities, available for sale	2,253	121	26	—	2,400
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	—	211	—	—	211
Short term investments	987	497	—	—	1,484
Cash and cash equivalents	133	1,820	—	—	1,953
Other assets	—	—	—	—	—

Sub-total excluding separate account assets	3,373	41,151	547	—	45,071
Separate account assets(3)	—	—	—	—	—

Total assets	$3,373	$41,151	$547	$—	$45,071

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	73	—	1	—	74

Total liabilities	$73	$—	$1	$—	$74

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 7%, 8% and 1% for Consolidated, Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for both Consolidated and Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.
(4)	The negative Other liability amount for Financial Services Businesses reflects the impact of inter-company eliminations.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 18 to the Consolidated Financial Statements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment given current market conditions, as the ability to value assets can be significantly impacted by a decrease in market activity. The following sections describe the key estimates and assumptions surrounding certain assets and liabilities, measured at fair value on a recurring basis, that could have a significant impact on our results of operations or involve the use of significant unobservable inputs. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Valuation of Fixed Maturity Securities

Our public fixed maturity securities include investments in corporate securities, government securities and various structured securities, including asset-backed and mortgage-backed securities. The fair values of our public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices are sourced from multiple pricing services, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. We generally receive prices from multiple pricing services for each security, but ultimately use the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by our internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2. If we conclude pricing information received from third party pricing services is not reflective of market activity or other inputs we have observed in the market, we may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more reasonable in comparison to our presented market observations, the security remains within Level 2.

If we ultimately conclude that pricing information received from the independent pricing service is not reflective of market activity, we use values based on non-binding broker quotes, if available. If we conclude values from both pricing services and brokers are not reflective of market activity, we may over-ride the information from the pricing service or broker with an internally developed valuation. As of December 31, 2008, such over-rides, in aggregate, were not material. In circumstances where vendor pricing is not available, we also use internally developed valuations or non-binding broker quotes to determine fair value. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data is not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy. Despite the dislocated markets and low levels of liquidity at the end of 2008, pricing received from the independent pricing services was not materially different from our internal estimates of current market value for the vast majority of our fixed maturity portfolio. As a result, we generally continued to use the price provided by the independent pricing service under our normal pricing protocol.

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

Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on our ability to redeem our interests in these funds at NAV are considered to have a de minimis effect on the fair value. Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in our fair value hierarchy.

Our Level 3 fixed maturity securities generally include certain public fixed maturities and private fixed maturities priced internally based on observable and unobservable inputs. As of December 31, 2008, about half of our Level 3 fixed maturity securities were public fixed maturities, with values primarily based on non-binding broker-quotes, and about half were private fixed maturities, with values primary based on internally developed models, as discussed above. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data. As of December 31, 2008 we classified approximately $122 million of our investments in asset-backed securities collateralized by sub-prime mortgages as Level 3, primarily reflecting securities valued based on non-binding broker quotes. The vast majority of our asset-backed securities collateralized by sub-prime mortgages are valued using information from independent pricing services, and are included in Level 2 based on the process described above. Net realized and unrealized losses for Level 3 Available for Sale fixed maturities totaled $410 million and $397 million, respectively, for the year ended December 31, 2008.

For additional information regarding our holdings of asset-backed securities collateralized by sub-prime mortgages, see, “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” While the fair value of these investments, as well as others within our portfolio of fixed maturities, has declined in recent quarters due to increased credit spreads and illiquidity in the financial markets, we believe the ultimate value that will be realized from these investments is greater than that reflected by their current fair value.

Valuation of Equity Securities

Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in our fair value hierarchy. Estimated fair values for privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in our fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with recent market trades we have directly observed. Accordingly, these securities are generally classified within Level 2 in our fair value hierarchy.

Impact of Valuation of Fixed Maturities and Equity Securities on Results of Operations

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available for sale, or held to maturity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. Our investments classified as held to maturity are carried at amortized cost. In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in fair value is other-than-temporary. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is impaired to its fair value, with a corresponding charge to “Realized investment gains (losses), net” in the statement of operations and is included in income from continuing operations under U.S. GAAP but excluded from adjusted operating income. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” for a discussion of the effects of impairments on our operating results for the years ended December 31, 2008, 2007 and 2006.

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

Valuation of Commercial Mortgage Loans

Upon the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” we elected the fair value option for certain loans held within the commercial mortgage operations of the asset management segment. Specifically, the fair value option was elected for funded commercial mortgage loans held for sale that were originated beginning January 1, 2008. In addition, we elected the fair value option for fixed rate commercial mortgage loans held for investment that were held at December 31, 2007 and for such loans originated beginning January 1, 2008. We elected the fair value option for the loan programs mentioned above primarily to eliminate the need for hedge accounting under SFAS No. 133, while still achieving an offset in earnings from the associated interest rate derivative hedges.

Due to volatility in the credit markets, we experienced unexpected volatility in the fair value of the aforementioned fixed rate commercial mortgage loans held for investment that was not substantially offset by the associated interest rate derivative hedges during the quarter ended March 31, 2008. Therefore, we decided to no longer elect the fair value option on loans held for investment that were originated after March 31, 2008, and have applied hedge accounting under SFAS No. 133.

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

The fair value of loans held for sale and accounted for using the Fair Value Option discussed above, as well as those loans reported at fair value on a non-recurring basis accounted for using the lower of cost or market approach is determined utilizing pricing indicators from the whole loan market, which we consider our principal exit market for these loans. We have evaluated the valuation inputs used for these assets, including the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 3 in our fair value hierarchy.

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

The fair value of wholly-owned real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach, that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 as of December 31, 2008 totaled approximately $1.0 billion. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds is offset by a minority interest liability, which liability is not considered to be fair value and therefore, not included in fair value reporting above.

Valuation of Derivative Instruments

Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, nonperformance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

Our over-the-counter, or OTC, derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect our interest, as well as those of our counterparties, should either party suffer a credit rating deterioration. The vast majority of our derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, we use the credit spread embedded in the LIBOR interest rate curve to reflect nonperformance risk when determining the fair value of our derivative assets and liabilities. We believe this credit spread is an appropriate estimate of the nonperformance risk for derivative related assets and liabilities between highly rated institutions.

Our exchange-traded futures and options include treasury futures, Eurodollar futures, commodity futures, Eurodollar options and commodity options. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in our fair value hierarchy.

The majority of our derivative positions are traded in the OTC derivative market and are classified within Level 2 in our fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including forward rate agreements, interest rate and cross currency swaps, commodity swaps, commodity forward contracts, single name credit default swaps and to-be-announced forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, equity prices, index dividend yields, nonperformance risk and volatility.

Most OTC derivative contracts have bid and ask prices that can be readily observed in the market place. Our policy is to use mid-market pricing consistent with our best estimate of fair value. The bid-ask spreads for derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $1.3 billion and $140 million, respectively, without giving consideration to the impact of netting, as of December 31, 2008.

Derivatives that are valued based upon models with unobservable market input values or input values from less actively traded or less-developed markets are classified within Level 3 in our fair value hierarchy. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured options. For additional information regarding embedded derivatives in our annuity and retirement products classified as Level 3, see “—Valuation of Variable Annuity Optional Living Benefit Features” below. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of our fair values to broker-dealer’s values.

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

We hold externally managed investments in the European market, as discussed in greater detail under “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” These investments are valued using market observable inputs including benchmark yields and reported trades and are classified as Level 2 for fair value reporting. The fair value of the embedded derivatives associated with these investments declined in 2008 due to increased credit spreads in the applicable financial markets, and as of December 31, 2008 remains in a loss position on a cumulative basis as a result of the recent stress in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

Valuation of Variable Annuity Optional Living Benefit Features

Our liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). While these guarantees primarily relate to the optional living benefit features of our Individual Annuities segment, they are also included in certain variable annuities in our International Insurance segment and certain retirement account based group variable annuities in our Retirement segment. These benefits are accounted for as embedded derivatives and are carried at fair value with changes in fair value included in “Realized investment gains (losses), net.”

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The expected cash flows are discounted using forward LIBOR interest rates, which are commonly viewed as being consistent with our claims-paying ratings of AA quality. Since insurance liabilities are senior to debt, we believe that reflecting our claims-paying ratings in the valuation of the liability appropriately takes into consideration our own risk of nonperformance. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models calculate a risk neutral valuation, generally using the same interest rate assumptions to both project and discount future rider fees and benefit payments, and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. Significant inputs to these models include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions.

Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy. The change in fair value of the GMAB, GMWB and GMIWB resulted in an increase in the total liability of $3.061 billion for the year ended December 31, 2008. This change was significantly offset by changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Valuation of Other Assets and Other Liabilities

Other assets carried at fair value include U.S. Treasury bills held within our global commodities group whose fair values are determined consistent with similar securities described above under “—Valuation of Fixed Maturity Securities.” Included in other liabilities are various derivatives contracts executed within our global commodities group, including exchange-traded futures, foreign currency and commodity contracts. The fair values of these derivative instruments are determined consistent with similar derivative instruments described above under “—Valuation of Derivative Instruments.”

Valuation of Trading Account Assets

Trading account assets, including trading account assets supporting insurance liabilities, consist primarily of public corporate bonds, treasuries, equity securities and derivatives whose fair values are determined consistent with similar instruments described above in “—Valuation of Fixed Maturity Securities”, “—Valuation of Equity Securities” and “—Valuation of Derivative Instruments.”

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

Realized Investment Gains and Losses and General Account Investments

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage operations’ loans, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in our capacity as a broker or dealer.

We perform quarterly impairment reviews to determine when a decline in value is other-than-temporary. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following: the extent and duration of the decline in value; the reasons for the decline (credit event, currency, or interest-rate related, including general credit spread widening); our ability and intent to hold our investment for a period of time to allow for a recovery of value; and the financial condition of and near-term prospects of the issuer. When we determine that there is an other-than-temporary impairment, we write down the value of the security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, certain of the other-than-temporary impairments recognized for the years ended December 31, 2008 and 2007 resulted from broad market concerns over the sub-prime mortgage market, and liquidity concerns.

In addition, for our impairment review of asset-backed securities with a credit rating below AA, we forecast our best estimate of the prospective future cash flows of the security to determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s fair value is less than its carrying value, an other-than-temporary impairment is recognized by writing the security down to fair value.

Given recent market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our internal analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in fair value. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity other-than-temporary impairments, see “—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” below. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording equity impairments, see “—General Account Investments—Equity Securities—Other-than-Temporary Impairments of Equity Securities” below.

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. In light of the unprecedented current market conditions, and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy of certain portfolios, and are currently evaluating our going forward trading strategies. Other-than-temporary impairments, interest rate related losses and credit losses (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in adjusted operating income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment, based upon cash flows we can reasonably estimate, is greater than the carrying value of the investment after the impairment.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the years ended December 31, 2008, 2007 and 2006, respectively, and gross realized investment gains and losses on fixed maturity securities by segment for the years ended December 31, 2008, 2007 and 2006, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other-than-temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 20 to the Consolidated Financial Statements.

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(2,390)	$24	$293
Closed Block Business	15	589	481

Consolidated realized investment gains (losses), net	$(2,375)	$613	$774

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments(1)	$(1,646)	$(64)	$(219)
Equity securities	(941)	297	122
Derivative instruments(2)	339	(336)	171
Other	(142)	127	219

Total	(2,390)	24	293
Related adjustments(3)	123	(65)	(227)

Realized investment gains (losses), net, and related adjustments	$(2,267)	$(41)	$66

Related charges(4)	$45	$(55)	$17

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments(1)	$(451)	$182	$279
Equity securities	(441)	337	187
Derivative instruments	958	61	(68)
Other	(51)	9	83

Total	$15	$589	$481

Realized investment gains (losses) by segment—Fixed Maturity Securities
Financial Services Businesses:
Gross realized investment gains:
Individual Annuities	$90	$35	$21
Retirement	75	114	56
Asset Management	—	3	3
Individual Life	18	20	22
Group Insurance	18	32	29
International Insurance	277	85	98
International Investments	1	—	60
Corporate and Other Operations	20	16	57

Total	499	305	346

Gross realized investment losses:
Individual Annuities	(204)	(43)	(99)
Retirement	(824)	(137)	(167)
Asset Management	(52)	(17)	(1)
Individual Life	(163)	(25)	(88)
Group Insurance	(285)	(42)	(41)
International Insurance	(434)	(64)	(91)
International Investments	—	(1)	—
Corporate and Other Operations	(183)	(40)	(78)

Total	(2,145)	(369)	(565)

Realized investment gains (losses), net—Financial Services Businesses	$(1,646)	$(64)	$(219)

Closed Block Business:
Gross realized investment gains	$564	$506	$517
Gross realized investment losses	(1,015)	(324)	(238)

Realized investment gains (losses), net—Closed Block Business	$(451)	$182	$279

(1)	The Financial Services Businesses include $970 million and $65 million in the years ended December 31, 2008 and 2007, respectively, related to other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages. The Closed Block Business includes $463 million and $15 million in the years ended December 31, 2008 and 2007, respectively, related to other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages. The year ended December 31, 2007 also includes losses of $76 million for the Financial Services Businesses and $11 million for the Closed Block Business relating to sales of asset-backed securities collateralized by sub-prime mortgages.
(2)	The Financial Services Businesses include $621 million and $171 million of losses in the years ended December 31, 2008 and 2007, respectively, related to embedded derivatives associated with certain externally managed investments in the European market.
(3)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure as well as counterparty credit losses on derivative positions experienced during the third quarter of 2008. See Note 20 to the Consolidated Financial Statements for additional information on these related adjustments.
(4)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 20 to the Consolidated Financial Statements.

2008 to 2007 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in 2008 were $2,390 million, compared to net realized investment gains of $24 million in 2007.

Net realized losses on fixed maturity securities were $1,646 million in 2008, compared to net realized losses of $64 million in 2007, as set forth in the following table:

	Year Ended December 31,
	2008	2007
	(in millions)
Realized investment gains (losses) - Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$466	$265
Private bond prepayment premiums	33	40

Total	499	305

Gross realized investment losses:
Gross losses on sales and maturities(1)	(354)	(219)
Other-than-temporary impairments	(1,679)	(139)
Credit related losses on sales	(112)	(11)

Total	(2,145)	(369)

Realized investment gains (losses), net—Fixed Maturity Securities	$(1,646)	$(64)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(1)	$112	$46

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Gross losses on sales and maturities of fixed maturity securities of $354 million in 2008 were primarily due to lower prices resulting from credit spread widening and liquidity concerns. None of the gross losses on sales and maturities in 2008 related to asset-backed securities collateralized by sub-prime mortgages. Gross losses on sales and maturities of fixed maturity investments of $219 million in 2007, mainly in the Retirement and International Insurance segments, were primarily related to credit spread increases in the credit markets resulting generally from concerns over sub-prime mortgage exposures, and interest rates. The gross losses in 2007 include $76 million related to sales of asset-backed securities collateralized by sub-prime mortgages, primarily in the second half of 2007. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2008 and 2007.

Net realized losses on equity securities were $941 million in 2008, of which net trading losses on sales of equity securities were $126 million, and other-than-temporary impairments were $815 million. Net realized gains on equity securities were $297 million in 2007, of which net trading gains on sales of equity securities were $340 million, partially offset by other-than-temporary impairments of $43 million. Net realized gains on equity securities in 2007 were primarily due to sales of Japanese equities in our Gibraltar Life and Japanese Life Planner operations from portfolio restructuring and equity sales in our Korean Life Planner operations. See below for additional information regarding the other-than-temporary impairments of equity securities in 2008 and 2007.

Net realized gains on derivatives were $339 million in 2008, compared to net realized losses of $336 million in 2007. The net derivative gains in 2008 primarily reflect net mark-to-market gains of $985 million on interest rate derivatives used to manage duration, net gains of $226 million on currency derivatives used to hedge foreign investments in our domestic investment portfolio and net gains of $124 million related to equity market hedges used in our asset management business. Partially offsetting these gains were net mark-to-market losses of $621 million on embedded derivatives associated with certain externally managed investments in the European market and net losses of $456 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. Net mark-to-market gains on interest rate derivatives used to manage duration includes the impact of long-duration floating-to-fixed interest rate swaps we entered into in order to add duration exposure to our Japanese investment portfolio. Based on an evaluation of recent market conditions, beginning in the fourth quarter of 2008 and continuing into 2009, we have terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment, thereby monetizing a portion of the mark-to-market gains. We continue to manage our interest rate risk profile in the context of market conditions and relative opportunities, and we expect to resume implementing strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions changes. The net derivative losses in 2007 primarily reflect net losses of $171 million on embedded derivatives associated with certain externally managed investments in the European market, net losses of $66 million from interest rate derivative contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio, and net losses of $77 million due to the impact of increased credit spreads on credit derivatives used to enhance the return on our investment portfolio by creating credit exposure. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized losses on other investments were $142 million in 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial mortgage-backed securities market during 2008. For additional information regarding these operations, see “—Divested Businesses.” Net realized losses on other investments in 2008 included $39 million of other-than-temporary impairments on investments in joint ventures and partnerships. Net realized gains on other investments were $127 million in 2007, primarily related to gains from real estate related investments.

During 2008 we recorded total other-than-temporary impairments of $2,533 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $185 million attributable to the Financial Services Businesses in 2007. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2008	2007
	(in millions)
Other-than-temporary impairments—Financial Services Businesses
Public fixed maturity securities	$1,549	$123
Private fixed maturity securities	130	16

Total fixed maturity securities	1,679	139
Equity securities	815	43
Other invested assets(1)	39	3

Total	$2,533	$185

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Year Ended December 31, 2008
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities—Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer (1)	$265	$476	$741
Due to other accounting guidelines(2)	705	233	938

Total	$970	$709	$1,679

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in 2008 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance, services, and manufacturing sectors of our corporate securities, and were primarily driven by credit spread widening as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in 2008 included $84 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $50 million related to American International Group. Equity security other-than-temporary impairments in 2008 were primarily driven by overall declines in the Japanese equity markets and losses in our mutual fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance. Fixed maturity other-than-temporary impairments in 2007 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities, and were primarily driven by general credit spread widening as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in the other-than-temporary impairments recorded on fixed maturities in 2007 are $65 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages, primarily recorded in the second half of 2007. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

As mentioned above, fixed maturity other-than-temporary impairments in 2008 included $84 million related to the filing of a bankruptcy petition by Lehman Brothers. In addition, the year ended December 31, 2008 also included a $75 million loss associated with this bankruptcy filing relating to the unsecured portion of our counterparty exposure on derivative transactions we had entered into with Lehman Brothers and its affiliates. We replaced these derivative positions with various other counterparties. The loss was included in “Asset management fees and other income,” under the broker-dealer accounting model followed by our affiliated derivative subsidiary that executed these transactions, and was excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” See Note 20 to the Consolidated Financial Statements for additional information.

As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income, and included in adjusted operating income if the recoverable value of the investment based on the expected future cash flows, is greater than the carrying value of the investment after the impairment. Net investment income for 2008 included approximately $50 million from the accretion of other-than-temporary impairments recognized in previous periods.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2008 were $15 million, compared to net realized investment gains of $589 million in 2007.

Net realized losses on fixed maturity securities were $451 million in 2008, compared to net realized gains of $182 million in 2007, as set forth in the following table:

	Year Ended December 31,
	2008	2007
	(in millions)
Realized investment gains (losses) - Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$537	$467
Private bond prepayment premiums	27	39

Total	564	506

Gross realized investment losses:
Gross losses on sales and maturities(1)	(259)	(262)
Other-than-temporary impairments	(718)	(48)
Credit related losses on sales	(38)	(14)

Total	(1,015)	(324)

Realized investment gains (losses), net—Fixed Maturity Securities	$(451)	$182

Net gains (losses) on sales and maturities—Fixed Maturity Investments(1)	$278	$205

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities of $278 million in 2008 were primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $259 million in 2008 were primarily due to lower prices resulting from credit spread widening and liquidity concerns. None of the gross losses on sales and maturities in 2008 related to asset-backed securities collateralized by sub-prime mortgages. In light of the unprecedented current market conditions and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we curtailed our active trading policy, which resulted in a lower level of realized losses in this portfolio than might otherwise have been incurred, and are continuing to limit our active trading strategy for this portfolio while we evaluate our going forward trading strategies for the Closed Block Business. Net gains on sales and maturities of fixed maturity securities of $205 million in 2007 were also primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $262 million in 2007 included $11 million related to sales of asset-backed securities collateralized by sub-prime mortgages, primarily in the second half of 2007. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2008 and 2007.

Net realized losses on equity securities were $441 million in 2008, of which net trading losses on sales of equity securities were $54 million, and other-than-temporary impairments were $387 million. Net realized gains on equity securities were $337 million in 2007, of which net trading gains on equity securities were $369 million, partially offset by other-than-temporary impairments of $32 million. Results for both periods reflect sales pursuant to our active management strategy, which is currently being evaluated as noted above. See below for additional information regarding the other-than-temporary impairments of equity securities in 2008 and 2007.

Net realized gains on derivatives were $958 million in 2008, compared to $61 million in 2007. Derivative gains in 2008 primarily reflect net mark-to-market gains of $824 million on interest rate derivatives used to manage duration and net gains of $149 million on currency derivatives used to hedge foreign denominated investments. Partially offsetting these gains are net losses of $105 million on embedded derivatives associated with certain externally managed investments in the European market. Derivative gains in 2007 primarily reflect the impact of interest derivatives used to manage the duration of the fixed maturity investment portfolio partially offset by net losses on currency derivatives used to hedge foreign denominated investments. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized losses on other investments were $51 million in 2008, including $22 million related to other-than-temporary impairments on joint ventures and partnerships. Net realized gains on other investments were $9 million in 2007.

During 2008 we recorded total other-than-temporary impairments of $1,127 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $86 million attributable to the Closed Block Business in 2007. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2008	2007
	(in millions)
Other-than-temporary impairments—Closed Block Business
Public fixed maturity securities	$690	$29
Private fixed maturity securities	28	19

Total fixed maturity securities	718	48
Equity securities	387	32
Other invested assets(1)	22	6

Total	$1,127	$86

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Year Ended December 31, 2008
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$137	$179	$316
Due to other accounting guidelines(2)	326	76	402

Total	$463	$255	$718

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in the fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Other-than-temporary impairments in 2008 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance, services, and manufacturing sectors of our corporate securities and were primarily driven by general credit spread widening as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in 2008 included $16 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $30 million related to American International Group. Equity security other-than-temporary impairments in 2008 were primarily driven by overall declines in the equity markets. Other-than-temporary impairments in 2007 were concentrated in asset-backed securities and the services and manufacturing sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in the other-than-temporary impairments recorded on fixed maturities in 2007 are $15 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages, primarily recorded in the second half of 2007. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

As discussed above, previously recognized other-than-temporary impairments are accreted into net investment income if the recoverable value of the investment based on the expected future cash flows is greater than the carrying value of the investment after the impairment. Net investment income for 2008 included approximately $22 million from the accretion of other-than-temporary impairments recognized in previous periods.

2007 to 2006 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in 2007 were $24 million, compared to net realized investment gains of $293 million in 2006.

Net realized losses on fixed maturity investments were $64 million in 2007 and $219 million in 2006, as set forth in the following table:

	Year Ended December 31,
	2007	2006
	(in millions)
Realized investment gains (losses) - Fixed Maturity Investments—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$265	$314
Private bond prepayment premiums	40	32

Total	305	346

Gross realized investment losses:
Gross losses on sales and maturities(1)	(219)	(517)
Other-than-temporary impairments	(139)	(23)
Credit related losses	(11)	(25)

Total	(369)	(565)

Realized investment gains (losses), net—Fixed Maturity Investments	$(64)	$(219)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(1)	$46	$(203)

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Gross realized losses on sales and maturities of fixed maturity investments of $219 million in 2007, mainly in the Retirement and International Insurance segments, were primarily related to credit spread increases in the credit markets resulting generally from concerns over sub-prime mortgage exposures, and interest rates. The gross losses in 2007 include $76 million related to sales of asset-backed securities collateralized by sub-prime mortgages, primarily in the second half of 2007. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Gross realized losses on sales and maturities of fixed maturity investments of $517 million in 2006, mainly in the Retirement, Individual Annuities, and International Insurance segments, were primarily interest-rate related. Interest-rate related losses on fixed maturities primarily reflect sales of lower yielding bonds in a higher rate environment, primarily in the first half of 2006, in order to meet various cash flow needs and manage portfolio duration, and reflect our strategy for maximizing portfolio yield while minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested, will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of current period yields of the Financial Services Businesses.

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

Net realized losses on derivatives were $336 million in 2007, compared to net realized gains of $171 million in 2006. The net derivative losses in 2007 primarily reflect net losses of $171 million on embedded derivatives associated with certain externally managed investments in the European market, net losses of $66 million from interest rate derivative contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio, and net losses of $77 million due to the impact of increased credit spreads on credit derivatives used to enhance the return on our investment portfolio by creating credit exposure. The derivative gains in 2006 primarily relate to net gains of $86 million from interest rate derivative contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio, net gains of $37 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen, and net gains of $27 million on credit derivatives used to enhance the return on our investment portfolio by creating credit exposure. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.”

Net realized gains on other investments were $127 million in 2007, primarily related to gains from real estate related investments. Net realized gains on other investments were $219 million in 2006, primarily related to gains from real estate related investments and loan securitizations.

As set forth in the following table, during 2007 we recorded total other-than-temporary impairments of $185 million attributable to the Financial Services Businesses, compared to total other-than-temporary impairments of $46 million attributable to the Financial Services Businesses in 2006.

	Year Ended December 31,
	2007	2006
	(in millions)
Other-than-temporary impairments—Financial Services Businesses
Public fixed maturity investments	$123	$16
Private fixed maturity investments	16	7

Total fixed maturity securities	139	23
Equity securities	43	14
Other invested assets(1)	3	9

Total	$185	$46

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

Included in the other-than-temporary impairments recorded on fixed maturities in 2007 are $65 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages, primarily recorded in the second half of 2007. Fixed maturity other-than-temporary impairments in 2007 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities, and were primarily driven by general credit spread widening as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in 2006 were concentrated in the manufacturing sector and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2007 were $589 million, compared to net realized investment gains of $481 million in 2006.

Net realized gains on fixed maturity investments were $182 million in 2007 and $279 million in 2006, as set forth in the following table:

	Year Ended December 31,
	2007	2006
	(in millions)
Realized investment gains (losses) - Fixed Maturity Investments—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$467	$468
Private bond prepayment premiums	39	49

Total	506	517

Gross realized investment losses:
Gross losses on sales and maturities(1)	(262)	(184)
Other-than-temporary impairments	(48)	(31)
Credit related losses	(14)	(23)

Total	(324)	(238)

Realized investment gains (losses), net—Fixed Maturity Investments	$182	$279

Net gains (losses) on sales and maturities—Fixed Maturity Investments(1)	$205	$284

(1)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities of $205 million in 2007 were primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $262 million in 2007 included $11 million related to sales of asset-backed securities collateralized by sub-prime mortgages, primarily in the second half of 2007. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. Gross gains on sales and maturities of fixed maturity securities of $468 million in 2006 include a recovery of $29 million from a U.S. telecommunications company.

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

Net realized gains on derivatives were $61 million in 2007, compared to net realized losses of $68 million in 2006. Derivative gains in 2007 primarily reflect the impact of interest derivatives used to manage the duration of the fixed maturity investment portfolio partially offset by net losses on currency derivatives used to hedge foreign investments. Derivative losses in 2006 primarily relate to currency derivatives used to hedge foreign investments.

Net realized gains on other investments were $9 million in 2007. Net realized gains on other investments were $83 million in 2006 primarily related to net gains from real estate related investments.

As set forth in the following table, during 2007 we recorded total other-than-temporary impairments of $86 million attributable to the Closed Block Business, compared to total other-than-temporary impairments of $51 million attributable to the Closed Block Business in 2006.

	Year Ended December 31,
	2007	2006
	(in millions)
Other-than-temporary impairments—Closed Block Business
Public fixed maturity investments	$29	$7
Private fixed maturity investments	19	24

Total fixed maturity securities	48	31
Equity securities	32	17
Other invested assets(1)	6	3

Total	$86	$51

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

Included in the other-than-temporary impairments recorded on fixed maturities in 2007 are $15 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages, primarily recorded in the second half of 2007. Other-than-temporary impairments in 2007 were concentrated in asset-backed securities and the services and manufacturing sectors of our corporate securities and were primarily driven by general credit spread widening as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Other-than-temporary impairments in 2006 were concentrated in the services and manufacturing sectors and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

General Account Investments

We maintain a diversified investment portfolio in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our general account does not include: (1) assets of our brokerage, trading and banking operations, real estate and relocation services, and (2) assets of our asset management operations, including assets managed for third parties, and (3) those assets classified as “separate account assets” on our balance sheet.

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

In light of recent market and economic conditions, while we continue to look to maximize book yield and match the liability characteristics of our major products, our portfolio management approach now reflects a greater consideration of the capital and tax implications of portfolio activity, as well as our assertion on our ability and intent to hold securities to recovery. In consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy previously employed in the Closed Block Business and certain portfolios of the Financial Services Businesses, and are currently evaluating our going forward trading strategies for these portfolios. For a further discussion of our policies regarding other-than-temporary impairments, including our assertions on our ability and intent to hold securities to recovery, see “—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” and “—Equity Securities—Other-than-Temporary Impairments of Equity Securities,” below.

Management of Investments

We design asset mix strategies for our general account to match the characteristics of our products and other obligations and seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. In certain markets, primarily outside the U.S., capital market limitations hinder our ability to closely approximate the duration of some of our liabilities. We achieve income objectives through asset/liability management and strategic and tactical asset allocations within a disciplined risk management framework. For a discussion of our risk management process see “Quantitative and Qualitative Disclosures About Market Risk—Risk Management, Market Risk and Derivative Instruments, and —Other Than Trading Activities—Insurance and Annuity Products Asset/Liability Management.” Our asset allocation also reflects our desire for broad diversification across asset classes, sectors and issuers. The Asset Management segment manages virtually all of our investments, other than those managed by our International Insurance segment, under the direction and oversight of the Asset Liability Management and Risk Management groups. Our International Insurance segment manages the majority of its investments locally, in some cases using the international asset management capabilities of our International Investments segment.

The Investment Committee of our Board of Directors oversees our proprietary investments. It also reviews performance and risk positions quarterly. Our Asset Liability Management and Risk Management groups develop the investment policy for the general account assets of our insurance subsidiaries, oversee the investment process for our general account and have the authority to initiate tactical shifts within exposure ranges approved annually by the Investment Committee.

The Asset Liability Management and Risk Management groups work closely with each of our business units to ensure that the specific characteristics of our products are incorporated into their processes and to develop investment objectives, including performance factors and measures and asset allocation ranges. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Most of our products can be categorized into the following three classes:

•

interest-crediting products for which the rates credited to customers are periodically adjusted to reflect market and competitive forces and actual investment experience, such as fixed annuities and universal life insurance;

•	participating individual and experience-rated group products in which customers participate in actual investment and business results through annual dividends, interest or return of premium; and

•	guaranteed products for which there are price or rate guarantees for the life of the contract, such as GICs.

We determine a target asset mix for each product class, which we reflect in our investment policies. Our asset/liability management process has permitted us to manage interest-sensitive products successfully through several market cycles.

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and other invested assets. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

Our total general account investments were $230.351 billion and $232.494 billion as of December 31, 2008 and 2007, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $171.644 billion and $162.996 billion as of December 31, 2008 and 2007, respectively, while total general account investments attributable to the Closed Block Business were $58.707 billion and $69.498 billion as of and December 31, 2008 and 2007, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, as of December 31, 2008 is between 4 and 5 years.

	December 31, 2008
	Financial Services Businesses	Closed Block Business	Total	% of Total
		($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$98,725	$27,424	$126,149	54.8%
Public, held to maturity, at amortized cost	3,002	—	3,002	1.3
Private, available for sale, at fair value	18,568	11,479	30,047	13.0
Private, held to maturity, at amortized cost	806	—	806	0.4
Trading account assets supporting insurance liabilities, at fair value	13,875	—	13,875	6.0
Other trading account assets, at fair value	728	120	848	0.4
Equity securities, available for sale, at fair value	3,659	2,400	6,059	2.6
Commercial mortgage and other loans, at book value	22,092	8,748	30,840	13.4
Policy loans, at outstanding balance	4,280	5,423	9,703	4.2
Other long-term investments(1)	3,035	1,629	4,664	2.0
Short-term investments(2)	2,874	1,484	4,358	1.9

Total general account investments	171,644	58,707	230,351	100.0%

Invested assets of other entities and operations(3)	11,674	—	11,674

Total investments	$183,318	$58,707	$242,025

	December 31, 2007
	Financial Services Businesses	Closed Block Business	Total	% of Total
		($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$90,962	$37,168	$128,130	55.1%
Public, held to maturity, at amortized cost	2,879	—	2,879	1.2
Private, available for sale, at fair value	20,313	12,246	32,559	14.0
Private, held to maturity, at amortized cost	669	—	669	0.3
Trading account assets supporting insurance liabilities, at fair value	14,473	—	14,473	6.2
Other trading account assets, at fair value	204	142	346	0.2
Equity securities, available for sale, at fair value	4,629	3,940	8,569	3.7
Commercial mortgage and other loans, at book value	19,603	7,954	27,557	11.9
Policy loans, at outstanding balance	3,942	5,395	9,337	4.0
Other long-term investments(1)	2,724	1,268	3,992	1.7
Short-term investments(2)	2,598	1,385	3,983	1.7

Total general account investments	162,996	69,498	232,494	100.0%

Invested assets of other entities and operations(3)	11,063	—	11,063

Total investments	$174,059	$69,498	$243,557

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments consist primarily of money market funds with virtually no sub-prime exposure.

(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in 2008 was primarily a result of net operating inflows, the reinvestment of net investment results and the impact of foreign currency, partially offset by net declines in market value, primarily attributable to credit spread widening. Net operating inflows include $10 billion of transfers of investments out of separate accounts and into our general account, primarily relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. As part of the overall product design, the automatic rebalancing element transferred investments out of the separate accounts, and into our general account, due to equity market declines. The decrease in general account investments attributable to the Closed Block Business in 2008 was primarily due to reductions in leverage and a net decrease in market value, partially offset by portfolio growth as a result of reinvestment of net investment income.

We have substantial insurance operations in Japan, with 35% and 31% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of December 31, 2008 and 2007, respectively. Total general account investments related to our Japanese insurance operations were $59.8 billion and $50.7 billion as of December 31, 2008 and 2007, respectively. The average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, as of December 31, 2008 is approximately 11 years. The increase in general account investments related to our Japanese insurance operations in 2008 is primarily attributable to the impact of changes in foreign currency exchange rates, portfolio growth as a result of business growth and the reinvestment of net investment income, partially offset by net declines in market value. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	December 31, 2008	December 31, 2007
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$42,223	$34,752
Public, held to maturity, at amortized cost	3,002	2,879
Private, available for sale, at fair value	2,803	3,467
Private, held to maturity, at amortized cost	806	668
Trading account assets supporting insurance liabilities, at fair value	1,077	1,132
Other trading account assets, at fair value	519	48
Equity securities, available for sale, at fair value	2,071	2,550
Commercial mortgage and other loans, at book value	3,373	2,881
Policy loans, at outstanding balance	1,547	1,133
Other long-term investments(1)	2,143	993
Short-term investments	266	239

Total Japanese general account investments(2)	$59,830	$50,742

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of December 31, 2008, our Japanese insurance operations had $12.3 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $6.0 billion that support liabilities denominated in U.S. dollars. As of December 31, 2007, our Japanese insurance operations had $10.2 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $4.1 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Year Ended December 31, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
			($ in millions)
Fixed maturities	4.90%	$5,702	6.40%	$2,664	5.29%	$8,366
Trading account assets supporting insurance liabilities	5.34	749	—	—	5.34	749
Equity securities	5.00	223	3.17	101	4.24	324
Commercial mortgage and other loans	6.01	1,241	6.60	541	6.18	1,782
Policy loans	5.24	208	6.42	336	5.91	544
Short-term investments and cash equivalents	2.82	304	10.67	101	3.17	405
Other investments	3.01	100	(2.92)	(44)	1.15	56

Gross investment income before investment expenses	4.93	8,527	6.05	3,699	5.22	12,226
Investment expenses	(0.15)	(295)	(0.24)	(278)	(0.17)	(573)

Investment income after investment expenses	4.78%	8,232	5.81%	3,421	5.05%	11,653

Investment results of other entities and operations(2)		230		—		230

Total investment income		$8,462		$3,421		$11,883

	Year Ended December 31, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
			($ in millions)
Fixed maturities	5.10%	$5,700	6.59%	$3,047	5.53%	$8,747
Trading account assets supporting insurance liabilities	5.12	716	—	—	5.12	716
Equity securities	4.95	198	2.91	93	4.04	291
Commercial mortgage and other loans	6.17	1,081	7.00	504	6.41	1,585
Policy loans	5.23	188	6.35	333	5.90	521
Short-term investments and cash equivalents	4.58	378	9.83	183	5.05	561
Other investments	4.80	136	17.83	176	8.19	312

Gross investment income before investment expenses	5.20	8,397	6.64	4,336	5.60	12,733
Investment expenses	(0.14)	(521)	(0.23)	(547)	(0.17)	(1,068)

Investment income after investment expenses	5.06%	7,876	6.41%	3,789	5.43%	11,665

Investment results of other entities and operations(2)		352		—		352

Total investment income		$8,228		$3,789		$12,017

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.05% and 5.43% for the years ended December 31, 2008 and 2007, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.78% for the year ended December 31, 2008, compared to 5.06% for the year ended December 31, 2007. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 5.81% for the year ended December 31, 2008 compared to 6.41% for the year ended December 31, 2007. The decrease was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation of the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Yield(1)	Amount	Yield(1)	Amount
		($ in millions)
Fixed maturities	6.06%	$4,348	6.47%	$4,642
Trading account assets supporting insurance liabilities	5.61	726	5.42	697
Equity securities	7.73	150	7.51	139
Commercial mortgage and other loans	6.22	1,097	6.49	959
Policy loans	5.87	158	5.76	148
Short-term investments and cash equivalents	2.89	283	4.68	346
Other investments	0.03	1	1.55	31

Gross investment income before investment expenses	5.75	6,763	6.17	6,962
Investment expenses	(0.13)	(188)	(0.13)	(425)

Investment income after investment expenses	5.62%	6,575	6.04%	6,537

Investment results of other entities and operations(2)		230		352

Total investment income		$6,805		$6,889

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.62% for the year ended December 31, 2008, compared to 6.04% for the year ended December 31, 2007. The decrease was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets and lower income from short term investments as a result of lower short-term rates partially offset by reinvestment of portfolio maturities at higher than book yields.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Yield(1)	Amount	Yield(1)	Amount
		($ in millions)
Fixed maturities	3.04%	$1,354	2.72%	$1,058
Trading account assets supporting insurance liabilities	2.10	23	1.67	19
Equity securities	2.90	73	2.74	59
Commercial mortgage and other loans	4.76	144	4.45	122
Policy loans	3.92	50	3.91	40
Short-term investments and cash equivalents	2.26	21	3.96	32
Other investments	6.14	99	11.95	105

Gross investment income before investment expenses	3.21	1,764	3.01	1,435
Investment expenses	(0.19)	(107)	(0.18)	(96)

Total investment income	3.02%	$1,657	2.83%	$1,339

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 3.02% for the year ended December 31, 2008, compared to 2.83% for the year ended December 31, 2007. The increase in yield on the Japanese insurance portfolio is primarily attributable to various investment portfolio strategies, including an increase in unhedged U.S. dollar investments, the lengthening of the duration of the investment portfolio, and increased exposure to corporate securities. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the years ended December 31, 2008 and 2007 was approximately $8.9 billion and $7.6 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations and our on-going process to lengthen the duration of our Japanese yen investment portfolio see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Fixed Maturity Securities

Investment Mix

Our fixed maturity securities portfolio consists of publicly-traded and privately-placed debt securities across an array of industry categories. The fixed maturity securities relating to our international insurance operations are primarily comprised of foreign government securities.

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

Investments in fixed maturity securities attributable to the Financial Services Businesses were $127.7 billion at amortized cost with an estimated fair value of $121.1 billion as of December 31, 2008 compared to $113.5 billion at amortized cost with an estimated fair value of $114.8 billion as of December 31, 2007. Investments in fixed maturity securities attributable to the Closed Block Business were $42.9 billion at amortized cost with an estimated fair value of $38.9 billion as of December 31, 2008 compared to $48.7 billion at amortized cost with an estimated fair value of $49.4 billion as of December 31, 2007.

Fixed Maturity Securities by Contractual Maturity Date

The following tables set forth the breakdown of the amortized cost of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2008.

	December 31, 2008
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
		($ in millions)
Maturing in 2009	$4,190	3.3%	$1,802	4.2%
Maturing in 2010	4,213	3.3	1,623	3.8
Maturing in 2011	6,184	4.8	2,081	4.8
Maturing in 2012	6,202	4.9	1,942	4.5
Maturing in 2013	9,129	7.2	3,366	7.8
Maturing in 2014	7,074	5.5	2,132	5.0
Maturing in 2015	5,707	4.5	1,994	4.6
Maturing in 2016	5,153	4.0	1,228	2.9
Maturing in 2017	5,474	4.3	1,541	3.6
Maturing in 2018 and beyond	74,366	58.2	25,229	58.8

Total Fixed Maturities	$127,692	100.0%	$42,938	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

Industry(1)	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$19,018	$435	$2,098	$17,355	$14,754	$523	$248	$15,029
Utilities	10,770	265	1,017	10,018	10,170	408	191	10,387
Finance	9,793	124	1,084	8,833	11,009	141	247	10,903
Services	8,930	102	1,409	7,623	8,238	237	191	8,284
Energy	4,592	75	579	4,088	4,009	157	69	4,097
Transportation	3,387	74	239	3,222	2,872	112	38	2,946
Retail and Wholesale	3,377	42	388	3,031	2,722	64	50	2,736
Other	1,000	26	117	909	742	11	20	733

Total Corporate Securities	60,867	1,143	6,931	55,079	54,516	1,653	1,054	55,115
Foreign Government(3)	32,986	2,338	62	35,262	27,606	904	98	28,412
Asset-Backed Securities	10,863	90	2,467	8,486	13,833	123	747	13,209
Residential Mortgage-Backed	10,688	336	114	10,910	7,782	104	46	7,840
Commercial Mortgage-Backed	8,506	3	1,657	6,852	6,581	102	25	6,658
U.S. Government	3,185	750	12	3,923	2,585	379	—	2,964
State & Municipal(4)	597	24	8	613	583	37	—	620

Total(5)(6)	$127,692	$4,684	$11,251	$121,125	$113,486	$3,302	$1,970	$114,818

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $157 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2008, compared to $36 million of gross unrealized gains and $41 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity, which are not reflected in other comprehensive income.
(3)	As of December 31, 2008, based on amortized cost, 87% represent Japanese government bonds held by our Japanese insurance operations. No other individual country represents more than 5% of the balance.
(4)	State and municipal securities were previously presented within U.S. Government.
(5)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(6)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of December 31 2008, consist primarily of 26% foreign government securities, 15% manufacturing sector, 9% asset-backed securities and 8% public utility sector, compared to 24% foreign government securities, 13% manufacturing sector, 12% asset-backed securities and 10% finance sector as of December 31, 2007.

On an amortized cost basis, of the $60.867 billion of corporate securities attributable to the Financial Services Businesses as of December 31 2008, $29.537 billion are designated category “1” by the National Association of Insurance Commissioners, or NAIC, $23.777 billion are designated category 2, $4.685 billion are designated category 3, $2.257 billion are designated category 4, $433 million are designated category 5 and $178 million are designated category 6. On an amortized cost basis, of the $54,516 million of corporate securities attributable to the Financial Services Businesses as of December 31 2007, $25.305 billion are designated category “1” by the NAIC, $22.364 billion are designated category 2, $4.015 billion are designated category 3, $2.351 billion are designated category 4, $420 million are designated category 5 and $61 million are designated category 6. For additional information regarding NAIC designations and the overall credit quality of our fixed maturity securities see “—Fixed Maturity Securities Credit Quality.”

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses increased from $1.970 billion as of December 31, 2007 to $11.251 billion as of December 31, 2008, primarily due to credit spread widening and an increase in the liquidity premium demanded in the marketplace. The gross unrealized losses as of December 31, 2008 were concentrated primarily in asset-backed and commercial mortgage-backed securities and the manufacturing and service sectors of our corporate securities. The gross unrealized losses as of December 31, 2007 were concentrated primarily in asset-backed securities and the manufacturing and finance sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Financial Services Businesses increased from $3.302 billion as of December 31, 2007 to $4.684 billion as of December 31, 2008, primarily due to declines in the risk-free rate and the impact of changes in foreign currency exchange rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

Industry(1)	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Corporate Securities:
Manufacturing	$8,791	$188	$905	$8,074	$8,455	$346	$91	$8,710
Utilities	5,608	126	526	5,208	5,338	280	73	5,545
Services	4,467	69	590	3,946	4,566	184	77	4,673
Finance	2,455	32	232	2,255	3,997	53	71	3,979
Energy	1,963	16	229	1,750	2,103	99	13	2,189
Retail and Wholesale	1,716	32	149	1,599	1,631	59	19	1,671
Transportation	1,413	23	163	1,273	1,274	65	21	1,318

Total Corporate Securities	26,413	486	2,794	24,105	27,364	1,086	365	28,085
Asset-Backed Securities	5,737	44	1,690	4,091	8,091	14	478	7,627
Commercial Mortgage-Backed	3,858	2	672	3,188	4,265	46	21	4,290
Residential Mortgage-Backed	3,110	100	109	3,101	5,163	61	18	5,206
U.S. Government	2,998	603	1	3,600	3,184	291	1	3,474
State & Municipal(2)	240	5	4	241	169	18	—	187
Foreign Government(3)	582	44	49	577	496	53	4	545

Total	$42,938	$1,284	$5,319	$38,903	$48,732	$1,569	$887	$49,414

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	State and municipal securities were previously presented within U.S. Government.
(3)	As of December 31, 2008, based on amortized cost, no individual country represents more than 20% of the balance.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of December 31, 2008 consist primarily of 20% manufacturing sector, 13% asset-backed securities, 13% utilities sector, 10% services sector, 9% commercial mortgage-backed securities and 7% residential mortgage-backed securities compared to 17% asset-backed securities, 17% manufacturing sector, 11% utilities sector, 11% residential mortgage-backed securities, 9% services sector, and 9% commercial mortgage-backed securities, as of December 31, 2007.

On an amortized cost basis, of the $26.413 billion of corporate securities attributable to the Closed Block Business as of December 31 2008, $9.382 billion are designated category “1” by the NAIC, $11.379 billion are designated category 2, $3.344 billion are designated category 3, $1.721 billion are designated category 4, $335 million are designated category 5 and $252 million are designated category 6. On an amortized cost basis, of the $27.364 billion of corporate securities attributable to the Closed Block Business as of December 31 2007, $10.243 billion are designated category “1” by the NAIC, $11.741 billion are designated category 2, $3.011 billion are designated category 3, $1.963 billion are designated category 4, $341 million are designated category 5 and $65 million are designated category 6. For additional information regarding NAIC designations and the overall credit quality of our fixed maturity securities see “—Fixed Maturity Securities Credit Quality.”

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business increased from $887 million as of December 31, 2007 to $5.319 billion as of December 31, 2008, primarily due to credit spread widening and increased liquidity premium demanded in the marketplace. The gross unrealized losses as of December 31, 2008 were concentrated primarily in asset-backed securities, commercial mortgage-backed securities and the manufacturing, services, and utility sectors of our corporate securities. The gross unrealized losses as of December 31, 2007 were concentrated primarily in asset-backed securities and the manufacturing, services, and utility sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Closed Block Business decreased from $1.569 billion as of December 31, 2007 to $1.284 billion as of December 31, 2008, primarily due to credit spread widening and increased liquidity premium demanded in the marketplace, partially offset by declines in the risk-free rate.

Asset-Backed Securities

As of December 31, 2008, included within asset-backed securities attributable to the Financial Services Businesses on an amortized cost basis is approximately $5.356 billion ($3.584 billion fair value) of securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios, or limited documentation. The significant deterioration of the U.S. housing market, high interest rate resets, and relaxed underwriting standards for some originators of sub-prime mortgages have recently led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

Vintage	December 31, 2008						Total December 31, 2007
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost

				( $ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	148	30	74	129	167	548	737
2006	678	214	116	326	204	1,538	2,622
2005	21	—	—	9	5	35	142
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	847	244	190	464	376	2,121	3,501
All other portfolios
2008	—	—	—	—	—	—	—
2007	5	10	27	61	165	268	420
2006	222	170	70	375	428	1,265	1,811
2005	16	253	80	122	94	565	677
2004	40	356	224	49	4	673	763
2003 & Prior	27	172	125	91	49	464	640

Total all other portfolios	310	961	526	698	740	3,235	4,311

Total collateralized by sub-prime mortgages(2)(3)	1,157	1,205	716	1,162	1,116	5,356	7,812
Other asset-backed securities:
Externally managed investments in the European market(4)	—	—	260	655	19	934	1,841
Collateralized by auto loans	1,248	108	5	129	2	1,492	1,187
Collateralized by credit cards	72	—	2	686	—	760	907
Collateralized by non-sub-prime mortgages	940	48	8	37	18	1,051	771
Other asset-backed securities(5)	642	128	96	242	162	1,270	1,315

Total asset-backed securities(6)	$4,059	$1,489	$1,087	$2,911	$1,317	$10,863	$13,833

Asset-Backed Securities at Fair Value—Financial Services Businesses

Vintage	December 31, 2008						Total December 31, 2007
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value

				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	122	25	55	85	118	405	692
2006	613	178	92	247	154	1,284	2,532
2005	19	—	—	7	5	31	140
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	754	203	147	339	277	1,720	3,364
All other portfolios
2008	—	—	—	—	—	—	—
2007	3	7	12	41	95	158	341
2006	159	103	38	188	221	709	1,539
2005	15	152	41	77	39	324	604
2004	26	201	123	30	1	381	711
2003 & Prior	18	103	77	59	35	292	576

Total all other portfolios	221	566	291	395	391	1,864	3,771

Total collateralized by sub-prime mortgages(3)	975	769	438	734	668	3,584	7,135
Other asset-backed securities:
Externally managed investments in the European market(4)	—	—	251	673	17	941	1,898
Collateralized by auto loans	1,211	100	5	103	2	1,421	1,188
Collateralized by credit cards	69	—	2	383	—	454	874
Collateralized by non-sub-prime mortgages	965	48	9	35	16	1,073	778
Other asset-backed securities(5)	543	106	72	175	117	1,013	1,336

Total asset-backed securities(6)	$3,763	$1,023	$777	$2,103	$820	$8,486	$13,209

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $5.4 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2008 are $0.8 billion of securities supported by guarantees from monoline bond insurers, of which $0.6 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Guaranteed by Monoline Bond Insurers” for additional information regarding guarantees from monoline bond insurers.
(3)	In Exhibit 99.2 to the Current Report on Form 8-K we filed on February 4, 2009 the amortized cost and fair value of asset-backed securities collateralized by sub-prime mortgages was stated to be $1,208 million and $772 million, respectively, for securities with AA credit ratings, $1,255 million and $816 million for securities with BBB ratings, and $1,116 million and $583 million for securities with BB and below credit ratings. The amounts in the table above include corrections to these amounts to reflect the appropriate amounts within the BB and below rating category.
(4)	As of December 31, 2008, includes the $(625) million impact of the bifurcated embedded derivative described below.
(5)	As of December 31, 2008, includes collateralized debt obligations with amortized cost of $495 million and fair value of $329 million, with less than 1% secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.
(6)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for information regarding $0.9 billion of such securities as of December 31, 2008. An additional $371 million of asset-backed securities held within the general account as of December 31, 2008 are classified as other trading, 77% of which have credit ratings of A or above and the remaining 23% virtually all have BBB credit ratings.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2008, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in 2008. As of December 31, 2008, based on amortized cost, approximately 22%

of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses had AAA credit ratings, 22% had AA credit ratings, 13% had A credit ratings, 22% had BBB credit ratings, and the remaining 21% had below investment grade credit ratings, compared to 71% with AAA credit ratings, 19% with AA credit ratings, 9% with A credit ratings, 1% with BBB credit ratings, and less than 1% with below investment grade credit ratings, as of December 31, 2007. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $7.812 billion as of December 31, 2007 to $5.356 billion as of December 31, 2008, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $1.781 billion as of December 31, 2008 and $682 million as of December 31, 2007, respectively. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 34% as of December 31, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2008, based on amortized cost, approximately 87% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 50% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $5.356 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of December 31, 2008 were $1.718 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $934 million of externally managed investments in the European market, included above in asset-backed securities of the Financial Services Businesses as of December 31, 2008, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 45% European corporate and bank bonds, 21% bank capital, 14% European asset-backed securities, and 20% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of December 31, 2008 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 89% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” As discussed further in Note 20 to the Consolidated Financial Statements, any changes in market value of the embedded total return swaps are excluded from adjusted operating income. The fair value of the embedded derivatives associated with these investments declined in 2008 due to increased credit spreads in the applicable financial markets, and as of December 31, 2008 was in a $625 million loss position on a cumulative basis as a result of the recent stress in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives. During the second quarter of 2008, we restructured certain of these investments, which included an additional investment of approximately $500 million to fund our share of leverage in certain of the existing portfolios. In addition to the decline in the fair value of the embedded derivative, the decrease in externally managed investments in the European market from December 31, 2007 is primarily a result of this restructuring. Beginning in the second quarter of 2008, the underlying restructured portfolio of investments and derivatives, totaling approximately $680 million, is held directly on our balance sheet primarily within “Other trading account assets, at fair value.” The difference between the market value of the investments at the time of the restructuring and the par amount, previously recognized primarily in “Realized investment gains (losses), net” due to changes in the market value of the embedded total return swap, will be recognized, primarily in net investment income, and included in adjusted operating income over the remaining life of the investments, due to our investment in higher-yielding restructured assets.

As of December 31, 2008, included within asset-backed securities attributable to the Closed Block Business on an amortized cost basis is approximately $4.438 billion ($3.034 billion fair value) of securities collateralized by sub-prime mortgages. See above for a description of asset-backed securities collateralized by sub-prime mortgages. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

Vintage	December 31, 2008						Total December 31, 2007
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost

			($ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	146	31	76	133	—	386	768
2006	694	221	120	311	8	1,354	2,735
2005	22	—	—	9	—	31	148
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	862	252	196	453	8	1,771	3,651
All other portfolios
2008	—	—	—	—	—	—	—
2007	24	7	—	19	268	318	211
2006	190	41	109	199	577	1,116	1,074
2005	24	310	25	55	28	442	456
2004	9	297	36	2	—	344	370
2003 & Prior	36	220	75	79	37	447	568

Total all other portfolios	283	875	245	354	910	2,667	2,679

Total collateralized by sub-prime mortgages(2)(3)	1,145	1,127	441	807	918	4,438	6,330
Other asset-backed securities:
Collateralized by credit cards	9	—	—	444	—	453	544
Collateralized by auto loans	229	4	—	37	—	270	387
Externally managed investments in the European market(4)	—	—	74	74	—	148	281
Collateralized by education loans	165	20	—	—	7	192	215
Other asset-backed securities(5)	110	21	22	54	29	236	334

Total asset-backed securities	$1,658	$1,172	$537	$1,416	$954	$5,737	$8,091

Asset-Backed Securities at Fair Value—Closed Block Business

Vintage	December 31, 2008						Total December 31, 2007
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value

				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2008	$—	$—	$—	$—	$—	$—	$—
2007	119	26	57	88	—	290	721
2006	628	183	94	233	5	1,143	2,640
2005	20	—	—	7	—	27	147
2004	—	—	—	—	—	—	—
2003 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	767	209	151	328	5	1,460	3,508
All other portfolios
2008	—	—	—	—	—	—	—
2007	15	4	—	12	175	206	175
2006	110	19	61	109	324	623	926
2005	19	197	12	24	15	267	412
2004	6	166	25	2	—	199	344
2003 & Prior	25	129	49	51	25	279	518

Total all other portfolios	175	515	147	198	539	1,574	2,375

Total collateralized by sub-prime mortgages(3)	942	724	298	526	544	3,034	5,883
Other asset-backed securities:
Collateralized by credit cards	9	—	—	233	—	242	522
Collateralized by auto loans	224	2	—	28	—	254	386
Externally managed investments in the European market(4)	—	—	92	94	—	186	283
Collateralized by education loans	159	13	—	—	6	178	215
Other asset-backed securities(5)	92	20	19	42	24	197	338

Total asset-backed securities(6)	$1,426	$759	$409	$923	$574	$4,091	$7,627

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $4.4 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2008 are $0.5 billion of securities supported by guarantees from monoline bond insurers, of which $0.4 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Guaranteed by Monoline Bond Insurers” for additional information regarding guarantees from monoline bond insurers.
(3)	In Exhibit 99.2 to the Current Report on Form 8-K we filed on February 4, 2009 the amortized cost and fair value of asset-backed securities collateralized by sub-prime mortgages was stated to be $1,131 million and $724 million, respectively, for securities with AA credit ratings, $867 million and $577 million for securities with BBB ratings, and $854 million and $489 million for securities with BB and below credit ratings. The amounts in the table above include corrections to these amounts to reflect the appropriate amounts within the BB and below rating category.
(4)	As of December 31, 2008, includes the $(133) million impact of the embedded derivative described below.
(5)	As of December 31, 2008 includes collateralized debt obligations with amortized cost of $56 million and fair value of $48 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, timeshares, aircraft and franchises.
(6)	Excluded from the table above are $25 million of asset-backed securities classified as other trading and carried at fair value, all of which have BBB credit ratings or above as of December 31, 2008.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2008, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in 2008. As of December 31, 2008, based on amortized cost, approximately 26% of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business had AAA credit ratings, 25% had AA credit ratings, 10% had A credit ratings, 18% had BBB credit ratings, and 21% had below investment grade credit ratings, compared to 79% with AAA credit ratings, 18% with AA credit ratings, 3% with A credit ratings, and less than 1% with BBB or below investment grade credit ratings, as of December 31, 2007. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $6.330 billion as of December 31, 2007 to $4.438 billion as of December 31, 2008, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $1.405 billion as of December 31, 2008 and $447 million as of December 31, 2007, respectively. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 35% as of December 31, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2008, based on amortized cost, approximately 93% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 57% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $4.438 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of December 31, 2008 were $1.703 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $148 million of externally managed investments in the European market, included in asset-backed securities of the Closed Block Business, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 45% European corporate and bank bonds, 21% bank capital, 14% European asset-backed securities, and 20% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of December 31, 2008 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 89% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The fair value of the embedded derivatives associated with these investments declined in 2008 due to increased credit spreads in the applicable financial markets, and as of December 31, 2008 was in a $133 million loss position on a cumulative basis as a result of the recent stress in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

Residential Mortgage-Backed Securities

As of December 31, 2008, on an amortized cost basis, $10.496 billion of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or above. Of these pass-through securities, $9.166 billion are supported by the U.S. government, and $1.330 billion are supported by foreign governments. Collateralized mortgage obligations, including approximately $49 million secured by

“ALT-A” mortgages, represented the remaining $192 million of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), and 92% have credit ratings of A or above, while the remaining 8% have credit ratings of BB or higher.

As of December 31, 2008, on an amortized cost basis, $2.567 billion of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit U.S. government guarantees and have credit ratings of AAA. Collateralized mortgage obligations, including approximately $146 million secured by “ALT-A” mortgages, represented the remaining $543 million of residential mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business), and 95% have AAA credit ratings, 1% have A credit ratings and the remaining 4% have BBB credit ratings. For additional information regarding our exposure to Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Corporation, or Freddie Mac, see “—Government Sponsored Entities.”

Commercial Mortgage-Backed Securities

Weakness in commercial real estate fundamentals, along with a decrease in the overall liquidity and availability of capital have led to a very difficult refinancing environment and an increase in the overall delinquency rate on commercial mortgages in the commercial mortgage-backed securities market. Difficult conditions in the global financial markets and the overall economic downturn continue to put additional pressure on these fundamentals through rising vacancies, falling rents and falling property values. In addition, we have recognized several market factors related to commercial mortgage-backed securities issued in 2006 and 2007, including less stringent underwriting, higher levels of leverage and collateral valuations that are generally no longer realizable. To ensure our investment objectives and asset strategies are maintained, we consider these market factors in making our investment decisions on securities in these vintages. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

Vintage	December 31, 2008						Total December 31, 2007
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost

				($ in millions)
2008	$181	$4	$31	$101	$24	$341	$—
2007	1,689	—	3	72	78	1,842	713
2006	3,367	6	—	7	9	3,389	2,546
2005	1,541	—	—	12	32	1,585	1,509
2004	432	—	—	—	4	436	423
2003 & Prior	794	73	31	15	—	913	1,390

Total commercial mortgage-backed securities(1)(2)	$8,004	$83	$65	$207	$147	$8,506	$6,581

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

Vintage	December 31, 2008						Total December 31, 2007
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value

				(in millions)
2008	$135	$4	$31	$99	$24	$293	$—
2007	1,263	—	3	69	58	1,393	727
2006	2,677	3	—	7	8	2,695	2,588
2005	1,246	—	—	12	30	1,288	1,517
2004	356	—	—	—	3	359	421
2003 & Prior	736	56	23	9	—	824	1,405

Total commercial mortgage-backed securities(1)	$6,413	$63	$57	$196	$123	$6,852	$6,658

(1)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for information regarding $2.3 billion of such securities as of December 31, 2008.
(2)	Included in the table above are Non-U.S. commercial mortgage-backed securities of $11 million in AAA, $4 million in AA, $34 million in A, $192 million in BBB and $142 million in BB and below.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 33% as of December 31, 2008. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of December 31, 2008, based on amortized cost, approximately 93% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 77% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our U.S. and Non-U.S. commercial mortgage-backed securities attributable to the Financial Services Businesses based on amortized cost as of December 31, 2008, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage – Financial Services Businesses

Vintage	December 31, 2008
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
2008	32%	—%	—%	—%	—%
2007	30	—	—	—	—
2006	31	30	—	—	—
2005	28	—	—	—	—
2004	22	—	—	—	—
2003 & Prior	45	24	25	17	—

Non-U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage – Financial Services Businesses

Vintage	December 31, 2008
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
2008	—%	25%	7%	5%	5%
2007	—	—	11	5	1
2006	—	—	—	8	1
2005	—	—	—	13	7
2004	—	—	—	—	—
2003 & Prior	—	—	—	—	—

The super senior structure was introduced to the U.S. commercial mortgage-backed securities market in late 2004 and was modified in early 2005 to increase subordination from 20% to 30%. With the changes to the commercial mortgage-backed securities structure in 2005, there became three distinct AAA classes for commercial mortgage-backed securities with fixed rate terms, (1) super senior AAA with 30% subordination, (2) mezzanine AAA with 20% subordination and (3) junior AAA with approximately 14% subordination. The super senior class has priority over the mezzanine and junior classes to all principal cashflows (repayments, prepayments and recoveries on defaulted loans). As a result, all super senior bonds must be completely repaid before the mezzanine or junior bonds receive any principal cashflows. In addition, the super senior bonds will not experience any loss of principal until both the entire mezzanine and junior bonds are written-down to zero. We believe the importance of this additional credit enhancement afforded to the super senior class over the mezzanine and junior classes is limited in a benign commercial real estate cycle with low defaults but becomes more significant in a deep commercial real estate downturn under which expected losses increase substantially.

In addition to enhanced subordination, certain securities within the super senior class benefit from the prioritization of principal cash flows. The super senior class is generally structured such that shorter duration time tranches have priority over longer duration time tranches as to all principal cashflows (repayments, prepayments, and recoveries on defaulted loans) until the deal reaches 30% cumulative net loss, at which point all super senior securities are paid pro rata. As a result, short of reaching 30% cumulative net losses, the “shorter duration super senior” tranches must be completely repaid before the “longest duration super senior” tranche receives any principal cashflows. We have generally focused our purchases of recent vintage commercial mortgage-backed securities on “shorter duration super senior” tranches that we believe have sufficient priority to ensure that in most scenarios our positions will be fully repaid prior to the structure reaching the 30% cumulative net loss threshold. The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage – Financial Services Businesses

	December 31, 2008
	Super Senior AAA Structures				Other AAA Structures			Total AAA Securities at Amortized Cost
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other
				(in millions)
2008	$181	$—	$—	$—	$—	$—	$—	$181
2007	1,599	90	—	—	—	—	—	1,689
2006	2,003	1,353	—	—	—	—	11	3,367
2005	748	767	—	—	—	—	26	1,541
2004	63	197	—	—	170	—	2	432
2003 & Prior	—	—	—	—	459	316	19	794

Total	$4,594	$2,407	$—	$—	$629	$316	$58	$8,004

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage-backed securities. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% percent indicate that the loan amount is greater than the collateral value. Therefore, all else being equal, a smaller loan-to-value ratio generally indicates a higher quality security. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a larger debt service coverage ratio generally indicates a higher quality security. As of December 31, 2008, based on amortized cost, the weighted average loan-to-value and debt service coverage ratios of commercial mortgage-backed securities attributable to the Financial Services Businesses was 69% and 1.54 times, respectively. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of December 31, 2008 by loan-to-value and debt service coverage ratios.

Commercial Mortgage-Backed Securities by Loan-to-Value Ratio—Financial Services Businesses

	December 31, 2008
	Amortized Cost	Fair Value
	(in millions)
0% - 50%	$70	$55
50% - 60%	451	390
60% - 70%	3,781	3,069
70% - 80%	4,129	3,280
80% - 90%	55	38
90% - 100%	20	20
Greater than 100%	—	—

Total (1)	$8,506	$6,852

(1)	The majority of the collateral values used in the calculation of the loan-to-value ratios are based upon the appraised value of the property at the time of loan origination.

Commercial Mortgage-Backed Securities by Debt Service Coverage Ratio—Financial Services Businesses

	December 31, 2008
	Amortized Cost	Fair Value
	(in millions)
Greater than 2.0 times	$338	$303
1.8 times – 2.0 times	823	675
1.5 times – 1.8 times	3,179	2,579
1.2 times – 1.5 times	3,815	3,018
1.0 times – 1.2 times	351	277
Less than 1.0 times	—	—

Total (1)	$8,506	$6,852

(1)	The property level net operating income used in the calculation of the debt service coverage ratios is generally updated quarterly based on property operating statements. The debt service coverage ratios are aggregated by security, and are based on current debt payments, which do not reflect future contractual principal payments for loans which are currently only required to pay interest.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

Vintage	December 31, 2008
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2007
	($ in millions)
2008	$10	$—	$—	$—	$—	$10	$—
2007	425	—	12	—	—	437	277
2006	882	—	—	—	—	882	1,207
2005	1,282	—	—	—	—	1,282	1,375
2004	394	—	—	—	—	394	397
2003 & Prior	772	37	43	1	—	853	1,009

Total commercial mortgage-backed securities	$3,765	$37	$55	$1	$—	$3,858	$4,265

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

Vintage	December 31, 2008
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2007
	(in millions)
2008	$9	$—	$—	$—	$—	$9	$—
2007	322	—	4	—	—	326	279
2006	689	—	—	—	—	689	1,221
2005	1,051	—	—	—	—	1,051	1,375
2004	331	—	—	—	—	331	392
2003 & Prior	724	27	31	—	—	782	1,023

Total commercial mortgage-backed securities	$3,126	$27	$35	$—	$—	$3,188	$4,290

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 32% as of December 31, 2008. See above for a definition of this percentage. As of December 31, 2008, based on amortized cost, approximately 93% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 60% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of December 31, 2008, by rating and vintage.

Commercial Mortgage-Backed Securities -Subordination Percentages by Rating and Vintage—Closed Block Business

Vintage	December 31, 2008
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
2008	28%	—%	—%	—%	—%
2007	30	—	53	—	—
2006	29	—	—	—	—
2005	28	—	—	—	—
2004	20	—	—	—	—
2003 & Prior	40	19	23	9	—

As discussed above, with the changes to the commercial mortgage-backed securities market in late 2004 and early 2005, there are now three distinct AAA classes for commercial mortgage-backed securities with fixed rate terms, (1) super senior AAA with 30% subordination, (2) mezzanine AAA with 20% subordination and (3) junior AAA with approximately 14% subordination. In addition to the enhanced subordination, certain securities within the super senior class benefit from the prioritization of principal cash flows. The following table sets forth the amortized cost our AAA commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

Vintage	December 31, 2008							Total AAA Securities at Amortized Cost
	Super Senior AAA Structures				Other AAA Structures
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other
				(in millions)
2008	$10	$—	$—	$—	$—	$—	$—	$10
2007	425	—	—	—	—	—	—	425
2006	690	160	—	—	—	—	32	882
2005	1,054	227	—	—	—	—	1	1,282
2004	48	14	—	—	325	—	7	394
2003 & Prior	—	—	—	—	652	117	3	772

Total	$2,227	$401	$—	$—	$977	$117	$43	$3,765

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage-backed securities. See above for a description of these ratios. As of December 31, 2008, based on amortized cost, the weighted average loan-to-value and debt service coverage ratios of commercial mortgage-backed securities attributable to the Closed Block Business is 69% and 1.57 times, respectively. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of December 31, 2008 by loan-to-value and debt service coverage ratios.

Commercial Mortgage-Backed Securities by Loan-to-Value Ratio—Closed Block Business

	December 31, 2008
	Amortized Cost	Fair Value
	(in millions)
0% - 50%	$—	$—
50% - 60%	214	167
60% - 70%	1,728	1,435
70% - 80%	1,911	1,581
80% - 90%	5	5
90% - 100%	—	—
Greater than 100%	—	—

Total(1)	$3,858	$3,188

(1)	The majority of the collateral values used in the calculation of the loan-to-value ratios are based upon the appraised value of the property at the time of loan origination.

Commercial Mortgage-Backed Securities by Debt Service Coverage Ratio—Closed Block Business

	December 31, 2008
	Amortized Cost	Fair Value
	(in millions)
Greater than 2.0 times	$23	$18
1.8 times – 2.0 times	340	284
1.5 times – 1.8 times	2,221	1,817
1.2 times – 1.5 times	1,237	1,041
1.0 times – 1.2 times	37	28
Less than 1.0 times	—	—

Total(1)	$3,858	$3,188

(1)	The property level net operating income used in the calculation of the debt service coverage ratios is generally updated quarterly based on property operating statements. The debt service coverage ratios are aggregated by security, and are based on current debt payments, which do not reflect future contractual principal payments for loans which are currently only required to pay interest.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $9.0 billion, or 7%, of the total fixed maturities as of December 31, 2008 and $7.5 billion, or 7%, of the total fixed maturities as of December 31, 2007. Below investment grade fixed maturities represented 19% and 12% of the gross unrealized losses attributable to the Financial Services Businesses as of December 31, 2008 and December 31, 2007, respectively.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $6.6 billion, or 15%, of the total fixed maturities as of December 31, 2008 and $5.7 billion, or 12%, of the total fixed maturities as of December 31, 2007. Below investment grade fixed maturities represented 29% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2008, compared to 18% of gross unrealized losses as of December 31, 2007.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1) (2)		December 31, 2008				December 31, 2007
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
					(in millions)
1	Aaa, Aa, A	$85,474	$4,228	$4,425	$85,277	$74,678	$2,036	$1,184	$75,530
2	Baa	15,573	163	2,893	12,843	13,573	490	351	13,712

	Subtotal Investment Grade	101,047	4,391	7,318	98,120	88,251	2,526	1,535	89,242
3	Ba	3,009	16	800	2,225	2,830	68	102	2,796
4	B	1,639	2	565	1,076	1,681	38	82	1,637
5	C and lower	379	14	123	270	115	5	6	114
6	In or near default	36	4	4	36	34	5	1	38

	Subtotal Below Investment Grade	5,063	36	1,492	3,607	4,660	116	191	4,585

	Total Public Fixed Maturities	$106,110	$4,427	$8,810	$101,727	$92,911	$2,642	$1,726	$93,827

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2008 and December 31, 2007, respectively, 13 securities with amortized cost of $3 million (fair value, $2 million) and 14 securities with amortized cost of $49 million (fair value, $46 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $132 million of gross unrealized gains and $132 million gross unrealized losses as of December 31, 2008, compared to $25 million of gross unrealized gains and $39 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)		December 31, 2008				December 31, 2007
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$20,231	$977	$2,040	$19,168	$27,437	$618	$578	$27,477
2	Baa	6,555	59	1,169	5,445	5,915	199	101	6,013

	Subtotal Investment Grade	26,786	1,036	3,209	24,613	33,352	817	679	33,490
3	Ba	2,209	8	538	1,679	1,992	46	61	1,977
4	B	1,324	2	453	873	1,588	23	58	1,553
5	C and lower	349	6	111	244	131	5	8	128
6	In or near default	15	1	1	15	19	1	—	20

	Subtotal Below Investment Grade	3,897	17	1,103	2,811	3,730	75	127	3,678

	Total Public Fixed Maturities	$30,683	$1,053	$4,312	$27,424	$37,082	$892	$806	$37,168

(1)	Includes, as of December 31, 2008 and December 31, 2007, respectively, 18 securities with amortized cost of $30 million (fair value, $20 million) and 14 securities with amortized cost of $45 million (fair value, $47 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1) (2)		December 31, 2008				December 31, 2007
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,284	$112	$408	$5,988	$7,139	$230	$84	$7,285
2	Baa	11,341	92	1,310	10,123	10,595	344	118	10,821

	Subtotal Investment Grade	17,625	204	1,718	16,111	17,734	574	202	18,106
3	Ba	2,405	24	381	2,048	1,637	49	26	1,660
4	B	1,037	14	244	807	738	6	12	732
5	C and lower	283	7	59	231	319	8	4	323
6	In or near default	232	8	39	201	147	23	—	170

	Subtotal Below Investment Grade	3,957	53	723	3,287	2,841	86	42	2,885

	Total Private Fixed Maturities	$21,582	$257	$2,441	$19,398	$20,575	$660	$244	$20,991

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.

(2)	Includes, as of December 31, 2008 and December 31, 2007, respectively, 129 securities with amortized cost of $1,211 million (fair value, $1,052 million) and 182 securities with amortized cost of $2,257 million (fair value, $2,273 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $25 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2008, compared to $11 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2007 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1)		December 31, 2008				December 31, 2007
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	Aaa, Aa, A	$3,379	$116	$115	$3,380	$3,197	$219	$23	$3,393
2	Baa	6,175	86	460	5,801	6,495	363	28	6,830

	Subtotal Investment Grade	9,554	202	575	9,181	9,692	582	51	10,223
3	Ba	1,651	15	241	1,425	1,246	63	21	1,288
4	B	652	9	141	520	442	6	5	443
5	C and lower	158	3	39	122	214	8	4	218
6	In or near default	240	2	11	231	56	18	—	74

	Subtotal Below Investment Grade	2,701	29	432	2,298	1,958	95	30	2,023

	Total Private Fixed Maturities	$12,255	$231	$1,007	$11,479	$11,650	$677	$81	$12,246

(1)	Includes, as of December 31, 2008 and December 31, 2007, respectively, 87 securities with amortized cost of $1,908 million (fair value, $1,797 million) and 106 securities with amortized cost of $1,578 million (fair value, $1,582 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Fixed Maturity Securities Guaranteed by Monoline Bond Insurers

Certain of our fixed maturity investments are supported by guarantees from monoline bond insurers. The following table sets forth the amortized cost and fair value of our fixed maturity investments supported by guarantees from monoline bond insurers as of the dates indicated.

Fixed Maturity Securities Guaranteed by Monoline Bond Insurers

	December 31, 2008
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$812	$568	$471	378
Other	285	239	87	75

Total asset-backed securities	1,097	807	558	453
Municipal bonds	409	412	127	129
Commercial mortgage-backed securities	—	—	—	—

Total	$1,506	$1,219	$685	$582

	December 31, 2007
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$1,623	$1,490	$1,060	$1,024
Other	607	622	184	186

Total asset-backed securities	2,230	2,112	1,244	1,210
Municipal bonds	421	447	119	132
Commercial mortgage-backed securities	5	5	5	5

Total	$2,656	$2,564	$1,368	$1,347

As of December 31, 2008, on an amortized cost basis, $1.506 billion, or 1%, of fixed maturity investments attributable to the Financial Services Businesses were supported by guarantees from monoline bond insurers. As of December 31, 2008, 35% of these investments had A credit ratings or higher, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 62% of the $1.506 billion total attributable to the Financial Services Businesses as of December 31, 2008 (based upon amortized cost) would have investment grade credit ratings, including 40% of the asset-backed securities collateralized by sub-prime mortgages, 72% of the other asset-backed securities, and all of the municipal bonds. As of December 31, 2008, the bond insurance is provided by five insurance companies, with no company representing more than 35% of the overall amortized cost of the securities supported by bond insurance attributable to the Financial Services Businesses. For additional information regarding credit derivatives we have purchased in order to hedge our exposure relating to certain of these guarantees from monoline bond insurers, see “—Credit Derivative Exposure to Public Fixed Maturities.”

As of December 31, 2008, on an amortized cost basis, $685 million, or 2%, of fixed maturity investments attributable to the Closed Block Business were supported by guarantees from monoline bond insurers. As of December 31, 2008, 30% of these investments had A credit ratings or higher, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 75% of the $685 million total attributable to the Closed Block Business as of December 31, 2008 (based upon amortized cost) would have investment grade credit ratings, including 65% of the asset-backed securities collateralized by sub-prime mortgages, 90% of the other asset-backed securities, and all of the municipal bonds. As of December 31, 2008, the bond insurance is provided by five insurance companies, with no company representing more than 35% of the overall amortized cost of the securities supported by bond insurance attributable to the Closed Block Business.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of December 31, 2008 and December 31, 2007, we had $1.222 billion and $1.470 billion, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1.161 billion and $1.142 billion of outstanding notional amounts as of December 31, 2008 and December 31, 2007, respectively. The Closed Block Business had $61 million and $328 million of outstanding notional amounts, as December 31, 2008 and December 31, 2007, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $12 million for the year ended December 31, 2008 and $12 million for the year ended December 31, 2007, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

NAIC Designation	Rating Agency Equivalent	December 31, 2008
		Single Name		First to Default Basket (1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
				(in millions)
1	Aaa, Aa, A	$320	$(9)	$207	$(19)	$527	$(28)
2	Baa	—	—	517	(84)	517	(84)

	Subtotal Investment Grade	320	(9)	724	(103)	1,044	(112)
3	Ba	—	—	15	(2)	15	(2)
4	B	—	—	—	—	—	—
5	C and lower	—	—	102	(32)	102	(32)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	117	(34)	117	(34)

	Total	$320	$(9)	$841	$(137)	$1,161	$(146)

Credit Derivatives, Sold Protection—Financial Services Businesses

NAIC Designation	Rating Agency Equivalent	December 31, 2007
		Single Name		First to Default Basket (1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
				(in millions)
1	Aaa, Aa, A	$—	$—	$392	$(4)	$392	$(4)
2	Baa	—	—	672	(65)	672	(65)

	Subtotal Investment Grade	—	—	1,064	(69)	1,064	(69)
3	Ba	—	—	20	(1)	20	(1)
4	B	—	—	38	(3)	38	(3
5	C and lower	—	—	20	(2)	20	(2)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	78	(6)	78	(6)

	Total	$—	$—	$1,142	$(75)	$1,142	$(75)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

NAIC Designation	Rating Agency Equivalent	December 31, 2008
		Single Name		First to Default Basket (1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$20	$(1)	$6	$—	$26	$(1)
2	Baa	5	—	25	(1)	30	(1)

	Subtotal Investment Grade	25	(1)	31	(1)	56	(2)
3	Ba	—	—	—	—	—	—
4	B	—	—	—	—	—	—
5	C and lower	5	—	—	—	5	—
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	5	—	—	—	5	—

	Total	$30	$(1)	$31	$(1)	$61	$(2)

Credit Derivatives, Sold Protection—Closed Block Business

NAIC Designation	Rating Agency Equivalent	December 31, 2007
		Single Name		First to Default Basket (1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$40	$—	$213	$(1)	$253	$(1)
2	Baa	15	—	55	—	70	—

	Subtotal Investment Grade	55	—	268	(1)	323	(1)
3	Ba	—	—	—	—	—	—
4	B	—	—	—	—	—	—
5	C and lower	5	(1)	—	—	5	(1)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	5	(1)	—	—	5	(1)

	Total	$60	$(1)	$268	$(1)	$328	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. For additional information relating to our exposure to guarantees from monoline bond insurers see, “—Fixed Maturity Securities Guaranteed by Monoline Bond Insurers.” As of December 31, 2008 and December 31, 2007, the Financial Services Businesses had $1.069 billion and $214 million of outstanding notional amounts, reported at fair value as a $189 million asset and a $1 million asset, respectively. As of December 31, 2008 and December 31, 2007, the Closed Block Business had $309 million and $205 million of outstanding notional amounts, reported at fair value as an asset of $64 million and $5 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $21 million for the year ended December 31, 2008 and $1 million for the year ended December 31, 2007, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 19 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 15% or more, but less than 20% for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 15% but Less than 20%—Financial Services Businesses

	December 31, 2008		December 31, 2007
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
		(in millions)
Less than three months	$3,543	$620	$619	$105
Three months or greater but less than six months	4,592	809	76	13
Six months or greater but less than nine months	135	23	9	2
Nine months or greater but less than twelve months	73	13	—	—
Greater than twelve months	9	2	10	2

Total	$8,352	$1,467	$714	$122

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 15% or more, but less than 20% using month-end valuations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	December 31, 2008		December 31, 2007
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
		(in millions)
Less than three months	$9,612	$2,605	$769	$213
Three months or greater but less than six months	13,481	4,623	265	91
Six months or greater but less than nine months	1,082	488	—	—
Nine months or greater but less than twelve months	272	159	—	—
Greater than twelve months	—	—	—	—

Total(2)	$24,447	$7,875	$1,034	$304

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.
(2)	As of December 31, 2008 includes $1.623 billion of gross unrealized losses on securities with an amortized cost of $2.652 billion where the estimated fair value had declined below amortized cost by 50% or more. As of December 31, 2007 includes less than one million of gross unrealized losses on securities with an amortized cost of less than one million where the estimated fair value had declined below amortized cost by 50% or more.

The gross unrealized losses were primarily concentrated in asset-backed securities as of December 31, 2008 and December 31, 2007. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $7.875 billion as of December 31, 2008 includes $1.605 billion relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of December 31, 2008 also includes $1.623 billion of gross unrealized losses on securities with an amortized cost of $2.652 billion where the estimated fair value had declined below amortized cost by 50% or more, of which $134 million was included in the less than three month timeframe, $1.144 billion was included in the three months or greater but less than six months timeframe, $222 million was included in the six months or greater but less than nine months timeframe, and $123 million was included in the nine months or greater but less than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments, as each security is current on its contractual payments, and our detailed analysis of the underlying credit and cashflows on each of these securities resulted in the determination that there is no evidence of probable credit deterioration that would indicate they would be unable to meet their contractual obligations. The declines in fair value were primarily due to credit spread widening in the structured credit marketplace and increased liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our amortized cost, and we have the ability and intent to hold the security for a period of time to allow for a recovery of value. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 15% or more, but less than 20% for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 15% but Less than 20%—Closed Block Business

	December 31, 2008		December 31, 2007
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
		(in millions)
Less than three months	$1,243	$212	$278	$46
Three months or greater but less than six months	2,574	457	34	6
Six months or greater but less than nine months	57	10	—	—
Nine months or greater but less than twelve months	82	15	—	—
Greater than twelve months	16	3	—	—

Total	$3,972	$697	$312	$52

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 15% or more, but less than 20%, using month-end valuations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	December 31, 2008		December 31, 2007
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$3,377	$928	$369	$88
Three months or greater but less than six months	6,159	2,338	99	31
Six months or greater but less than nine months	662	325	—	—
Nine months or greater but less than twelve months	25	21	—	—
Greater than twelve months	—	—	—	—

Total(2)	$10,223	$3,612	$468	$119

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

(2)	As of December 31, 2008 includes $926 million of gross unrealized losses on securities with an amortized cost of $1.498 billion where the estimated fair value had declined below amortized cost by 50% or more. As of December 31, 2007 includes less than one million of gross unrealized losses on securities with an amortized cost of less than one million where the estimated fair value had declined below amortized cost by 50% or more.

The gross unrealized losses were primarily concentrated in asset-backed securities as of December 31, 2008 and December 31, 2007. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $3.612 billion as of December 31, 2008 includes $1.239 billion relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of December 31, 2008 also includes $926 million of gross unrealized losses on securities with an amortized cost of $1.498 billion where the estimated fair value had declined below amortized cost by 50% or more, of which $27 million was included in the less than three month timeframe, $735 million was included in the three months or greater but less than six months timeframe, $153 million was included in the six months or greater but less than nine months timeframe, and $11 million was included in the nine months or greater but less than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments, as each security is current on its contractual payments, and our detailed analysis of the underlying credit and cashflows on each of these securities resulted in the determination that there is no evidence of probable credit deterioration that would indicate they would be unable to meet their contractual obligations. The declines in fair value were primarily due to general credit spread widening in the structured credit marketplace and increased liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our amortized cost, and we have the ability and intent to hold the security for a period of time to allow for a recovery of value. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

Other-Than-Temporary Impairments of Fixed Maturity Securities

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities that require special scrutiny and management. Our public fixed maturity asset managers formally review all public fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns.

For private placements our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns.

Fixed maturity securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statements of financial position. Other fixed maturity securities are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

•	the extent and the duration of the decline, including, but not limited to, the following general guidelines;

•	declines in value greater than 20%, maintained for six months or greater;

•	declines in value greater than 15%, maintained for more than one year on below investment grade bonds; and

•	declines in value less than six months where there has been a precipitous (generally 50% or greater) decline in value;

•	the reasons for the decline in value (credit event, currency or interest rate related, including general credit spread widening);

•

our ability and intent to hold our investment for a period of time to allow for a recovery of value, including certain debt securities managed by independent third parties where we do not exercise management discretion concerning individual buy or sell decisions; and

•	the financial condition of and near-term prospects of the issuer.

Given recent market conditions and liquidity concerns, and the resulting historically wide bid-ask spreads and high levels of price volatility, the extent and duration of a decline in value have become less indicative of when the market may believe there has been credit deterioration with respect to an issuer. Considering these current conditions, and in light of general guidance from the SEC and the FASB regarding the application of existing guidance during stressed market conditions, beginning in the third quarter of 2008 our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our analysis of the underlying credit versus the extent and duration of a decline in value. Our credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that we will be able to collect all amounts due according to the contractual terms of the security, and determining whether we can assert our ability and intent to hold the investment for a period of time to allow for a recovery of value. We continue to utilize valuation declines as a potential indicator of credit deterioration, and apply additional levels of scrutiny in our analysis as the severity and duration of the decline increases.

For those securities that have declines in value that are deemed to be temporary, we have asserted our ability and intent to retain the security until recovery. Once identified as such, these securities are restricted from trading unless authorized based upon events that could not have been foreseen at the time we asserted our ability and intent to retain the security until recovery. Examples of such events include, but are not limited to, the deterioration of the issuer’s creditworthiness, a major business combination or disposition, a change in regulatory requirements, certain other portfolio actions or other similar events. For those securities that have declines in value for which we cannot assert our ability and intent to retain until recovery, including certain debt securities managed by independent third parties where we do not exercise management discretion concerning individual buy or sell decisions, impairments are recognized as other-than-temporary regardless of the reason for, or the extent of, the decline.

In addition, for our impairment review of asset-backed fixed maturity securities with a credit rating below AA, we forecast our best estimate of the prospective future cash flows of the security to determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s fair value is less than its carrying value, an other-than-temporary impairment is recognized by writing the security down to fair value.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses were $1.628 billion and $121 million for the years ended December 31, 2008 and 2007, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Financial

Services Businesses for the years ended December 31, 2008 and 2007, respectively were $970 million and $65 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business were $718 million and $48 million for the years ended December 31, 2008 and 2007, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the years ended December 31, 2008 and 2007, respectively were $463 million and $15 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

Trading account assets supporting insurance liabilities

Certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated, meaning that we expect the investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial mortgage and other loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.” The following table sets forth the composition of this portfolio as of the dates indicated.

	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(in millions)
Short-term Investments and Cash Equivalents	$1,232	$1,232	$554	$554
Fixed Maturities:
Corporate Securities	8,814	7,971	7,584	7,547
Commercial Mortgage-Backed	2,335	2,092	2,625	2,644
Asset-Backed Securities	915	635	1,266	1,207
Residential Mortgage-Backed	708	684	1,147	1,136
Foreign Government	416	420	347	354
U.S. Government	147	143	82	83

Total Fixed Maturities	13,335	11,945	13,051	12,971
Equity Securities	1,074	698	1,001	948

Total trading account assets supporting insurance liabilities	$15,641	$13,875	$14,606	$14,473

As a percentage of amortized cost, 75% of the portfolio was publicly traded as of December 31, 2008, compared to 74% as of December 31, 2007. As of December 31, 2008, 88% of the fixed maturity portfolio was classified as investment grade compared to 92% as of December 31, 2007. As of December 31, 2008, $464 million of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of AAA. Collateralized mortgage obligations, including approximately $132 million secured by “ALT-A” mortgages, represented the remaining $244 million of residential mortgage-backed securities, which 95% have credit ratings of A or better and 5% are below investment grade. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

Industry(1)	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$2,870	$2,631	$2,220	$2,216
Utilities	1,958	1,757	1,709	1,697
Services	1,464	1,302	1,257	1,257
Finance	1,045	931	1,119	1,104
Energy	624	553	435	432
Transportation	462	426	434	433
Retail and Wholesale	390	371	405	403
Other	1	—	5	5

Total Corporate Securities	$8,814	$7,971	$7,584	$7,547

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following table sets forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

Vintage	December 31, 2008						Total December 31, 2007
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value
				(in millions)
Collateralized by sub-prime mortgages:
2008	$—	$—	$—	$—	$—	$—	$—
2007	4	7	—	11	39	61	122
2006	69	14	9	7	16	115	221
2005	49	14	—	—	—	63	103
2004	2	11	—	—	—	13	20
2003 & Prior	1	23	8	8	6	46	77

Total collateralized by sub-prime mortgages(1)	125	69	17	26	61	298	543
Other asset-backed securities:
Collateralized by auto loans	111	16	—	17	—	144	342
Collateralized by credit cards	27	—	—	62	—	89	167
Other asset-backed securities(2)	61	3	11	29	—	104	155

Total asset-backed securities	$324	$88	$28	$134	$61	$635	$1,207

(1)	Included within the $298 million of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2008 are $38 million of securities supported by guarantees from monoline bond insurers, of which $16 million are collateralized by second-lien exposures. See “—Fixed Maturity Securities Guaranteed by Monoline Bond Insurers” for additional information regarding guarantees from monoline bond insurers.
(2)	As of December 31, 2008, includes collateralized debt obligations with fair value of $12 million, none of which are secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.

The following table sets forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

Vintage	December 31, 2008						Total December 31, 2007
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value
				(in millions)
2008	$—	$—	$—	$—	$—	$—	$—
2007	33	—	—	—	—	33	47
2006	168	—	—	—	—	168	273
2005	906	—	—	—	—	906	1,105
2004	385	—	—	—	—	385	451
2003 & Prior	518	42	24	11	5	600	768

Total commercial mortgage-backed securities	$2,010	$42	$24	$11	$5	$2,092	$2,644

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1) (2)	Rating Agency Equivalent	December 31, 2008				December 31, 2007
NAIC Designation		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,843	$48	$455	$5,436	$6,734	$54	$96	$6,692
2	Baa	2,673	4	359	2,318	1,966	11	27	1,950

	Subtotal Investment Grade	8,516	52	814	7,754	8,700	65	123	8,642
3	Ba	544	—	128	416	374	2	9	367
4	B	279	—	93	186	215	—	5	210
5	C and lower	50	—	29	21	11	—	—	11
6	In or near default	30	—	27	3	3	—	3	—

	Subtotal Below Investment Grade	903	—	277	626	603	2	17	588

	Total Public Trading Account Assets Supporting Insurance Liabilities	$9,419	$52	$1,091	$8,380	$9,303	$67	$140	$9,230

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1) (2)	Rating Agency Equivalent	December 31, 2008				December 31, 2007
NAIC Designation		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$977	$2	$60	$919	$887	$6	$12	$881
2	Baa	2,191	13	191	2,013	2,411	33	26	2,418

	Subtotal Investment Grade	3,168	15	251	2,932	3,298	39	38	3,299
3	Ba	571	2	74	499	263	3	8	258
4	B	141	—	37	104	144	—	2	142
5	C and lower	10	—	2	8	10	—	—	10
6	In or near default	26	—	4	22	33	1	2	32

	Subtotal Below Investment Grade	748	2	117	633	450	4	12	442

	Total Private Trading Account Assets Supporting Insurance Liabilities	$3,916	$17	$368	$3,565	$3,748	$43	$50	$3,741

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Mortgage and Other Loans

Investment Mix

As of December 31, 2008 and December 31, 2007 respectively, we held approximately 13% and 12% of our general account investments in commercial mortgage and other loans. This percentage is net of a $211 million and $118 million allowance for losses as of December 31, 2008 and 2007, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio as of the dates indicated.

	December 31, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
		(in millions)
Commercial mortgage loans	$19,936	$8,765	$17,574	7,981
Uncollateralized loans	1,204	40	1,006	—
Loans collateralized by residential properties(1)	976	1	938	1
Other collateralized loans(2)	129	—	175	—

Total commercial mortgage and other loans(3)	$22,245	$8,806	$19,693	$7,982

(1)	Loans collateralized by residential properties includes $965 million and $916 million of Japanese recourse loans as of December 31, 2008 and 2007, respectively.
(2)	Other collateralized loans attributable to the Financial Services Businesses includes $109 million and $123 million of collateralized consumer loans and $19 million and $17 million of loans collateralized by aviation assets as of December 31, 2008 and 2007, respectively.
(3)	Excluded from the tables above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

We originate domestic commercial mortgage loans using dedicated investment staff and a network of independent companies through our various regional offices across the country. All loans are underwritten consistently to our standards using a proprietary quality rating system that has been developed from our experience in real estate and mortgage lending. Our loan portfolio strategy emphasizes diversification by property type and geographic location.

Uncollateralized loans primarily represent consumer loans extended by Gibraltar Life to individuals for financing purchases of consumer goods and services, which are guaranteed by third party guarantor companies.

Composition of Commercial Mortgage Loans

The stress experienced in the global financial markets and unfavorable credit market conditions that began in the second half of 2007 and continued and substantially increased throughout 2008 led to a decrease in the overall liquidity and availability of capital in the commercial mortgage loan market, and in particular a decrease in activity by securitization lenders. These conditions have led to greater opportunities for more selective originations by portfolio lenders such as our general account. While we have begun to observe some weakness in commercial real estate fundamentals, delinquency rates on our commercial mortgage loans have been relatively stable in recent years. However, continued difficult conditions in the global financial markets and the overall economic downturn could put additional pressure on these fundamentals through rising vacancies, falling rents and falling property values.

Our commercial mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial mortgage loans by geographic region and property type as of the dates indicated.

	December 31, 2008				December 31, 2007
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
				($ in millions)
Commercial mortgage loans by region:
U.S. Regions:
Pacific	$5,854	29.4%	$2,834	32.3%	$5,242	29.8%	$2,665	33.4%
South Atlantic	4,614	23.2	1,751	20.0	4,389	25.0	1,605	20.1
Middle Atlantic	2,953	14.8	1,896	21.6	2,481	14.1	1,671	20.9
East North Central	1,772	8.9	500	5.7	1,646	9.4	398	5.0
West South Central	1,460	7.3	646	7.4	1,007	5.7	558	7.0
Mountain	1,129	5.7	407	4.6	967	5.5	391	4.9
New England	903	4.5	327	3.7	700	4.0	331	4.1
West North Central	604	3.0	180	2.1	621	3.5	208	2.6
East South Central	385	1.9	167	1.9	368	2.1	109	1.4

Subtotal—U.S.	19,674	98.7	8,708	99.3	17,421	99.1	7,936	99.4
Asia	1	—	—	—	1	—	—	—
Other	261	1.3	57	0.7	152	0.9	45	0.6

Total commercial mortgage loans	$19,936	100.0%	$8,765	100.0%	$17,574	100.0%	$7,981	100.0%

	December 31, 2008				December 31, 2007
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
				($ in millions)
Commercial mortgage loans by property type:
Industrial buildings	$4,544	22.8%	$1,959	22.3%	$4,140	23.6%	$1,908	23.9%
Office buildings	4,024	20.2	1,787	20.4	3,676	20.9	1,581	19.8
Retail stores	3,742	18.8	1,578	18.0	2,576	14.7	1,275	16.0
Apartment Complexes	3,549	17.8	1,727	19.7	3,419	19.4	1,554	19.5
Other	1,719	8.6	518	5.9	1,216	6.9	416	5.2
Agricultural properties	1,224	6.1	769	8.8	1,289	7.3	854	10.7
Hospitality	1,134	5.7	427	4.9	1,258	7.2	393	4.9

Total commercial mortgage loans	$19,936	100.0%	$8,765	100.0%	$17,574	100.0%	$7,981	100.0%

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% percent indicate that the loan amount is greater than the collateral value. Therefore, all else being equal, a smaller loan-to-value ratio generally indicates a higher quality loan. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicates that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a larger debt service coverage ratio generally indicates a higher quality loan.

As of December 31, 2008, our general account investments in commercial mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.89 times, and a weighted average loan-to-value ratio of 58%. As of December 31, 2008, our general account investments in commercial mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.95 times, and a weighted average loan-to-value ratio of 53%. For those general account commercial mortgage loans attributable to the Financial Services Businesses that were originated in 2008, the weighted average loan-to-value ratio was 60%, and the weighted average debt service coverage ratio was above 1.75 times, both consistent with originations over the last several years. The total portfolio loan-to-value ratios are lower than our origination loan-to-value ratio due to principal payments on the loan balances and appreciation of the underlying collateral value. The values utilized in calculating these loan-to-value ratios are developed as part of our periodic review of the commercial mortgage loan portfolio, which includes a quality re-rating as well as an internal evaluation of the underlying collateral value. For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of December 31, 2008, our commercial mortgage loan portfolio included approximately $1.8 billion and $0.6 billion of such loans, attributable to the Financial Services Businesses and the Closed Block Business, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. For information regarding similar loans we hold as part of our commercial mortgage operations, see “—Invested Asset of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of December 31, 2008 by loan-to-value and debt service coverage ratios.

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	December 31, 2008
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Commercial Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—50%	$3,614	$695	$958	$757	$121	$116	$6,261
50%—60%	1,410	485	1,284	552	211	84	4,026
60%—70%	547	548	1,696	1,649	274	—	4,714
70%—80%	234	228	878	1,066	459	165	3,030
80%—90%	—	145	209	533	309	131	1,327
90%—100%	159	—	43	104	101	27	434
Greater than 100%	—	43	—	23	59	19	144

Total commercial mortgage loans	$5,964	$2,144	$5,068	$4,684	$1,534	$542	$19,936

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

Loan-to-Value Ratio	December 31, 2008
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Commercial Mortgage Loans
	(in millions)
0% - 50%	$2,339	$574	$570	$662	$72	$54	$4,271
50% - 60%	191	82	501	300	93	72	1,239
60% - 70%	213	122	596	684	61	3	1,679
70% - 80%	24	165	185	422	164	20	980
80% - 90%	21	57	67	141	132	11	429
90% - 100%	—	—	—	—	40	—	40
Greater than 100%	—	—	—	—	45	82	127

Total commercial mortgage loans	$2,788	$1,000	$1,919	$2,209	$607	$242	$8,765

The following tables set forth the breakdown of our commercial mortgage loans by year of origination as of December 31, 2008.

Commercial Mortgage Loans by Year of Origination

Year of Origination	December 31, 2008
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
		($ in millions)
2008	$3,603	18.1%	$1,174	13.4%
2007	4,784	24.0	1,709	19.5
2006	3,583	18.0	1,118	12.8
2005	2,329	11.7	852	9.7
2004	1,640	8.2	1,048	11.9
2003 and prior	3,997	20.0	2,864	32.7

Total commercial mortgage loans	$19,936	100.0%	$8,765	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following tables set forth the breakdown of our commercial mortgage and other loan portfolio by contractual maturity as of December 31, 2008.

	December 31, 2008
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
		($ in millions)
Maturing in 2009	$1,757	7.9%	$322	3.7%
Maturing in 2010	1,879	8.5	555	6.3
Maturing in 2011	2,364	10.6	612	7.0
Maturing in 2012	3,359	15.1	1,112	12.6
Maturing in 2013	2,633	11.8	990	11.2
Maturing in 2014	872	3.9	863	9.8
Maturing in 2015	1,996	9.0	891	10.1
Maturing in 2016	2,001	9.0	893	10.1
Maturing in 2017	1,638	7.4	512	5.8
Maturing in 2018 and beyond	3,746	16.8	2,056	23.4

Total commercial mortgage and other loans	$22,245	100.0%	$8,806	100.0%

Commercial Mortgage and Other Loan Quality

Ongoing review of the portfolio is performed and loans are placed on watch list status based on a predefined set of criteria. We place loans on early warning status in cases where we detect that the physical condition of the property, the financial situation of the borrower or tenant or other market factors could lead to a loss of principal or interest. We classify loans as closely monitored when there is a collateral deficiency or other credit events that will lead to a potential loss of principal or interest. Loans not in good standing are those loans where there is a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy. In our domestic operations, our workout and special servicing professionals manage the loans on the watch list. As described below, in determining our allowance for losses we evaluate each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. In our international portfolios, we monitor delinquency in consumer loans on a pool basis and evaluate any servicing relationship and guarantees the same way we do for commercial mortgage loans.

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans that are determined to be non-performing as a result of our loan review process, and a portfolio reserve for probable incurred but not specifically identified losses. We define a non-performing loan as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers our past loan experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. We record increases or decreases to our valuation allowances when appropriate.

The following tables set forth the gross carrying value for commercial mortgage and other loans by loan classification as of the dates indicated:

	December 31, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
		(in millions)
Performing	$22,162	$8,788	$19,631	$7,981
Delinquent, not in foreclosure	57	17	50	—
Delinquent, in foreclosure	—	—	7	—
Restructured	26	1	5	1

Total commercial mortgage and other loans	$22,245	$8,806	$19,693	$7,982

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	December 31, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
		(in millions)
Allowance, beginning of year	$90	$28	$94	$35
Addition to/(release of) allowance for losses	58	30	(5)	(7)
Charge-offs, net of recoveries	—	—	—	—
Change in foreign exchange	5	—	1	—

Allowance, end of period	$153	$58	$90	$28

As of December 31, 2008 the $153 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses includes $8 million related to loan specific reserves and $145 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2008 the $58 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business includes $6 million related to loan specific reserves and $52 million related to the portfolio reserve for probable incurred but not specifically identified losses.

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies, as well as mutual fund shares, as discussed below, and perpetual preferred securities. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Financial Services Businesses

	December 31, 2008				December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Public equity	$3,807	$43	$624	$3,226	$4,233	$317	$179	$4,371
Private equity	461	20	48	433	254	9	5	258

Total Equity	$4,268	$63	$672	$3,659	$4,487	$326	$184	$4,629

Public equity securities include mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance. These mutual funds invest primarily in high yield bonds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2008 were $1.306 billion, $23 million, $119 million, and $1.210 billion, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2007 were $1.447 billion, $8 million, $26 million, and $1.429 billion, respectively.

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Closed Block Business

	December 31, 2008				December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Public equity	$2,998	$196	$811	$2,383	$3,381	$742	$200	$3,923
Private equity	17	—	—	17	17	—	—	17

Total Equity	$3,015	$196	$811	$2,400	$3,398	$742	$200	$3,940

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	December 31, 2008		December 31, 2007
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
		(in millions)
Less than three months	$1,352	$104	$3,714	$93
Three months or greater but less than six months	340	31	231	17
Six months or greater but less than nine months	174	9	100	4
Nine months or greater but less than twelve months	124	6	7	1
Greater than twelve months	—	—	7	—

Total	$1,990	$150	$4,059	$115

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	December 31, 2008		December 31, 2007
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
		(in millions)
Less than three months	$1,002	$337	$201	$55
Three months or greater but less than six months	248	80	45	14
Six months or greater but less than nine months	39	17	—	—
Nine months or greater but less than twelve months	322	88	—	—
Greater than twelve months	—	—	—	—

Total(2)	$1,611	$522	$246	$69

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.
(2)	As of December 31, 2008 includes $109 million of gross unrealized losses on securities with a cost of $186 million where the estimated fair value had declined below cost by 50% or more.

The gross unrealized losses as of December 31, 2008 were primarily concentrated in the finance, manufacturing, and other sectors compared to December 31, 2007 where the gross unrealized losses were primarily concentrated in the manufacturing and other sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $522 million as of December 31, 2008 includes $109 million of gross unrealized losses on securities with a cost of $186 million where the estimated fair value had declined below cost by 50% or more, of which $84 million was included in less than three months timeframe, $12 million was included in the three months or greater but less than six months timeframe, $12 million was included in the six months or greater but less than nine months timeframe, and $1 million was included in the nine months or greater but less than twelve months timeframe. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	December 31, 2008		December 31, 2007
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,348	$106	$2,965	$96
Three months or greater but less than six months	—	—	90	15
Six months or greater but less than nine months	—	—	40	3
Nine months or greater but less than twelve months	—	—	4	1
Greater than twelve months	—	—	3	—

Total	$1,348	$106	$3,102	$115

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	December 31, 2008		December 31, 2007
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
		(in millions)
Less than three months	$288	$89	$241	$66
Three months or greater but less than six months	1,289	580	54	19
Six months or greater but less than nine months	72	36	—	—
Nine months or greater but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total(2)	$1,649	$705	$295	$85

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.
(2)	As of December 31, 2008 includes $284 million of gross unrealized losses on securities with a cost of $466 million where the estimated fair value had declined below cost by 50% or more.

The gross unrealized losses as of December 31, 2008 were primarily concentrated in the manufacturing, finance, and service sectors compared to December 31, 2007 where the gross unrealized losses were primarily concentrated in the finance and services sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $705 million as of December 31, 2008 includes $284 million of gross unrealized losses on securities with a cost of $466 million where the estimated fair value had declined below cost by 50% or more, of which $20 million was included in the less than three month timeframe, $236 million was included in the three months or greater but less than six months timeframe, and $28 million was included in the six months or greater but less than nine months timeframe. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

Other-Than-Temporary Impairments of Equity Securities

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

•

our ability and intent to hold the investment for a period of time to allow for a recovery of value, including certain equity securities managed by independent third parties where we do not exercise management discretion concerning individual buy or sell decisions; and

•	the financial condition of and near-term prospects of the issuer.

Given recent market conditions and liquidity concerns, and the resulting high levels of price volatility, and in light of general guidance from the SEC and the FASB regarding the application of existing guidance during stressed market conditions, beginning in the third quarter of 2008 we extended the parameters under which we consider a decline in value to be other-than-temporary. In particular, we generally recognize other-than-temporary impairments for securities with declines in value greater than 50% maintained for six months or greater or with any decline in value maintained for one year or greater. In addition, in making our determinations we continue to analyze the financial condition and near-term prospects of the issuer, including an assessment of the issuer’s capital position, and consider our ability and intent to hold the investment for a period of time to allow for a recovery of value.

For those securities that have declines in value that are deemed to be only temporary, we make an assertion as to our ability and intent to retain the security until recovery. Once identified, these securities are restricted from trading unless authorized based upon events that could not have been foreseen at the time we asserted our ability and intent to retain the security until recovery. Examples of such events include, but are not limited to, the deterioration of the issuer’s creditworthiness, a major business combination or disposition, a change in regulatory requirements, certain other portfolio actions or other similar events. For those securities that have declines in value for which we cannot assert our ability and intent to retain until recovery, including certain equity securities managed by independent third parties where we do not exercise management discretion concerning individual buy or sell decisions, impairments are recognized as other-than-temporary regardless of the reason for, or the extent of, the decline. For perpetual preferred securities, which have characteristics of both debt and equity securities, we apply an impairment model similar to our fixed maturity securities. For additional discussion of our policies regarding other-than-temporary impairments of fixed maturity securities, see “—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” above.

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

Impairments of equity securities attributable to the Financial Services Businesses were $815 million and $43 million for the years ended December 31, 2008 and 2007, respectively. Impairments of equity securities attributable to the Closed Block Business were $387 million and $32 million for the years ended December 31, 2008 and 2007, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	December 31, 2008		December 31, 2007
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
		(in millions)
Joint ventures and limited partnerships:
Real estate related	$405	$348	$342	$308
Non real estate related	904	1,044	755	1,014
Real estate held through direct ownership	1,109	—	946	—
Other	617	237	681	(54)

Total other long-term investments	$3,035	$1,629	$2,724	$1,268

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	December 31, 2008	December 31, 2007
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,805	$1,431
Private, available for sale, at fair value	55	42
Other trading account assets, at fair value	3,488	3,267
Equity securities, available for sale, at fair value	6	11
Commercial mortgage and other loans, at book value	2,274	2,490
Securities purchased under agreements to resell	480	129
Other long-term investments	2,348	2,439
Short-term investments	1,218	1,254

Total investments	$11,674	$11,063

The table above includes the invested assets of our brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet are not included.

Our derivatives trading operations maintain trading positions in various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. We seek to use short security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks associated with these positions. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts. Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. The positions held relating to these trading operations are primarily included in “Other trading account assets.”

In our banking operations, customer deposit liabilities are primarily supported by fixed maturity and short-term investments, in addition to cash and cash equivalents.

As part of our asset management operations we make proprietary investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). These proprietary investments are primarily included in “Other long-term investments.” As part of our asset management operations we also make short term loans to our managed funds that are secured by equity commitments from investors or assets of the funds. These short term loans are primarily included in “Short-term investments.”

Our asset management operations also include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. We expect these loans to be paid off through refinancing or the sale of the underlying collateral by the borrower. As of December 31, 2008, the principal balance of interim loans totaled $1.9 billion. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.” For additional information regarding our decision to exit our commercial mortgage securitization operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, see “—Divested Businesses,” above.

As of December 31, 2008, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of $770 million and fair value of $778 million, all of which have credit ratings of AAA, and available for sale commercial mortgage-backed securities with amortized cost of $28 million and fair value of $22 million, 75% of which have credit ratings of AA or better and the remaining 25% of which have credit ratings of BB and below. An additional $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of December 31, 2008 all of which have AAA credit ratings.

As of December 31, 2008, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $240 million and fair value of $222 million. Based on amortized cost, 84% have credit ratings of AAA, 2% have A credit ratings, and the remaining 14% have BBB or below credit ratings. Included within these asset-backed securities as of December 31, 2008, are securities collateralized by sub-prime mortgages with amortized cost and fair value of $4 million, all of which have AAA credit ratings, with $3 million in the 2006 vintage and $1 million in the 2003 vintage. Also included are collateralized debt obligations with amortized cost and fair value of $10 million, with none secured by sub-prime mortgages. An additional $27 million of asset-backed securities held outside the general account as of December 31, 2008 are classified as other trading account assets, 89% of which have credit ratings of AAA and 11% of which have credit ratings of B.

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

	December 31, 2008
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(in millions)
Short-term debt securities(1)	$3,075	$3,075	$493	$493
Long-term debt securities(2)	1,430	1,541	114	121

Total investment in debt securities issued by government sponsored entities	$4,505	$4,616	$607	$614

(1)	These investments are included in short-term investments and cash equivalents. Amounts for the Financial Services Businesses include amortized cost and fair value of $1.351 billion held outside the general account in other entities and operations.
(2)	These fixed maturity securities are included within the finance sector of our corporate securities. Amounts for the Financial Services Businesses include $45 million of amortized cost and fair value held outside the general account in other entities and operations.

As of December 31, 2008, general account fixed maturity investments of the Financial Services Businesses include $8.894 billion of publicly traded pass-through securities with guarantees from Fannie Mae or Freddie Mac and AAA credit ratings. These securities are classified as residential mortgage-backed securities. An additional $432 million of such securities are included in the trading account assets supporting insurance liabilities portfolio of our Financial Services Businesses, and have credit ratings of AAA, and an additional $696 million are held outside the general account in other entities and operations, with credit ratings of AAA. As of December 31, 2008, fixed maturity investments of the Closed Block Business include $2.278 billion of publicly traded pass-through securities with guarantees from Fannie Mae or Freddie Mac, all of which have AAA credit ratings. These securities are classified as residential mortgage-backed securities.

As part of the commercial mortgage activities of our Asset Management segment, we provide commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. We have agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages we service through a delegated authority arrangement. Under these arrangements we originate multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans we service. Our percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. We service $6.704 billion of mortgages subject to these loss-sharing arrangements as of December 31, 2008, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2008, these mortgages had an average debt service coverage ratio of 1.7 times and an average loan-to-value ratio of 61%. The maximum exposure to loss as of December 31, 2008, assuming no recovery on any of the underlying collateral, is $908 million, with first-loss exposure of $288 million. Over the three years ended December 31, 2008, our total share of losses related to indemnifications that were settled was $8 million. As of December 31, 2008, we have established a liability of $13 million related to these indemnifications.

Liquidity and Capital Resources

Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources

Beginning in the latter half of 2007 and continuing into 2009, severe dislocations in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, generally resulted in reduced availability and increased cost of credit for financial institutions in the marketplace, including Prudential Financial and its subsidiaries. These dislocations accelerated following the failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions.

During the fourth quarter of 2008, the volatility and disruptions in the credit and capital markets reached unprecedented levels, adversely affecting the global economy, particularly in the financial services industry. The U.S. federal government, as well as governments in many countries in which we operate, have taken or are considering taking actions in order to address this financial market dislocation.

This market dislocation has adversely impacted our liquidity and capital plans, results of operations, and financial position. For example, the term credit markets for debt and hybrid securities have generally been closed to all financial institutions, including Prudential Financial. In addition, our commercial paper programs have experienced an increase in the cost of funding. The market conditions also negatively impacted the level of capital in our domestic and international insurance subsidiaries, as a result of asset value declines and the need to strengthen reserves, particularly in our annuity businesses.

As a consequence of the market dislocation and in order to manage our liquidity and capital resources, we undertook certain actions during the fourth quarter of 2008, including the following: (1) suspended all repurchases of our Common Stock under our share repurchase program; (2) reduced the 2008 Common Stock dividend by approximately 50 percent from the 2007 amount; (3) redeployed certain assets to our insurance subsidiaries from our non-insurance subsidiaries such as the subsidiary that holds our minority interest in our Wachovia Securities joint venture; (4) announced our intention to exercise our right under the “lookback” option to put our Wachovia Securities joint venture interest to Wells Fargo; (5) drew $3 billion of collateralized borrowings from the Federal Home Loan Bank of New York; (6) participated in the Commercial Paper Funding Facility sponsored by the Federal Reserve Bank of New York; (7) applied to participate in the U.S. Treasury’s Capital Purchase Program under the Troubled Asset Relief Program, or TARP; (8) implemented certain other actions, including accelerating loan repayments to Prudential Financial by our asset management businesses, to strengthen our cash position in anticipation of the repurchase in June 2009 of our floating rate convertible debt issued in December 2007, as further described in “—Financing Activities” below; and (9) ceased the sale of certain annuity products. These actions enabled us to maintain capital at December 31, 2008 consistent with our ratings objectives, and to maintain sufficient liquidity and capital flexibility.

We will make capital contributions to our international insurance operations in Japan during the first quarter of 2009 totaling approximately $400 million. In the event that market conditions deteriorate further, we may be required to make further capital contributions to our domestic or international regulated subsidiaries.

The Company continues to operate with significant cash on the balance sheet and has access to alternate sources of liquidity, as discussed in “—Alternative Sources of Liquidity.” However, a continuation or worsening of the disruptions in the credit and capital markets could adversely affect Prudential Financial and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions beyond those described above, which may include but are not limited to: (1) additional capital management activities; (2) further access to our alternative sources of liquidity; (3) accelerating or restructuring loans extended to affiliates; (4) access to external sources of capital, including the debt or equity markets; (5) limiting or curtailing sales of certain products and/or restructuring existing products; (6) undertaking asset sales; and (7) seeking temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval.

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

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, share repurchases, debt service, operating expenses, capital contributions and obligations to subsidiaries, are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets and bank facilities, as well as the “—Alternative Sources of Liquidity” described below.

As of December 31, 2008, Prudential Financial had cash and short-term investments of $4.434 billion, a decrease of $270 million from December 31, 2007. Included in the cash and short-term investments of Prudential Financial is $537 million held in an intercompany liquidity account that is designed to maximize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its affiliates on a daily basis. Short-term investments comprise $707 million of Prudential Financial’s total cash and short-term investments and consist primarily of government agency securities and money market funds. Prudential Financial’s principal sources and uses of cash and short-term investments for the year ended December 31, 2008 were as follows:

Year Ended December 31, 2008
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,275
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	617
Proceeds from the issuance of junior subordinated debt (hybrid securities)(3)	1,482
Proceeds from short term debt, net of repayments	662
Proceeds from stock-based compensation and exercise of stock options	209
Net receipts under intercompany loan agreements(4)	2,413

Total sources	8,658

Uses:
Capital contributions to subsidiaries(5)	2,761
Share repurchases(6)	2,161
Shareholder dividends	317
Repayment of long-term senior debt, net of issuances(3)	247
Repayment of floating rate convertible senior notes(3)	2,689
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	617
Other, net	136

Total uses	8,928

Net decrease in cash and short-term investments	$(270)

(1)	Includes dividends and/or returns of capital of $1.5 billion from Prudential Insurance, $847 million from asset management subsidiaries, $762 million from international insurance and investments subsidiaries, $109 million from Prudential Annuities Life Assurance Corporation, $28 million from securities subsidiaries and $29 million from other subsidiaries.
(2)	Proceeds from the issuance of retail medium-term notes have been used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes repayment of loans of approximately $1.6 billion by asset management subsidiaries, $792 million by Prudential Securities Group, $430 million by Pruco Reinsurance; offset by a loan of $706 million to an international insurance subsidiary funded with proceeds from a ¥74 billion borrowing by Prudential Financial in May 2008 under unsecured bridge loan facilities provided by two institutions that matured in February 2009. The remainder represents loans and repayments from other subsidiaries.
(5)	Includes capital contributions of $634 million to international insurance and investments subsidiaries, $575 million to asset management subsidiaries, $475 million to Prudential Annuities Life Assurance Corporation, $433 million to Pruco Reinsurance, $399 million contribution to Prudential Securities Group, $150 million to Prudential Insurance, and $95 million to an irrevocable trust, commonly referred to as a “rabbi trust,” which holds assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans.
(6)	See “—Uses of Capital—Share Repurchases.”

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. We believe Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt credit rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. For our current ratings information see “Business—Ratings.” We seek to capitalize all of our subsidiaries and businesses in accordance with their credit ratings targets.

As discussed in more detail in “Business—Ratings,” in late September and early October 2008 A.M. Best, Fitch, Moody’s, and S&P each revised its outlook for the U.S. life insurance sector to negative from stable. Rating agencies have heightened the level of scrutiny that they apply to such institutions, have increased the frequency and scope of their credit reviews, have requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. In addition, actions we take to access third party financing, as discussed below, may in turn cause rating agencies to reevaluate our ratings. During the fourth quarter of 2008 and the first quarter of 2009, rating agencies took certain steps with respect to Prudential Financial and its subsidiaries. Refer to “Business—Ratings” for more details.

A downgrade in the credit or financial strength (i.e., claims-paying) ratings of Prudential Financial or its rated subsidiaries could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements and/or hurt our relationships with creditors or trading counterparties. Additional collateral requirements or other required payments under certain agreements are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at December 31, 2008 would result in estimated collateral posting requirements or payments under such agreements of approximately $200 million. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of $1.6 billion that we estimate would result in annual cash outflows of approximately $130 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of December 31, 2008 was as follows:

December 31, 2008
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension /postretirement benefits)	$19,886
Junior subordinated debt (hybrid securities)(1)	1,518
Capital debt(1)	6,017

Total capital	$27,421

(1)	Our capital debt to total capital ratio was 23.3% as of December 31, 2008. The ratio reflects that the hybrid securities we issued are attributed 75% equity credit, with the remaining 25% treated as capital debt.

As shown in the table above, as of December 31, 2008, the Financial Services Businesses had approximately $27.4 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with our “AA” ratings objectives as of December 31, 2008.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets. Most recently on November 25, 2008, the Federal Reserve announced the Term Asset-Backed Securities Loan Facility, or TALF. The TALF has not yet been finalized but is designed to provide secured financing for newly issued asset-backed securities backed by certain types of consumer and small business loans.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Fund to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

We have applied to participate in the Capital Purchase Program, although no determination with respect to our participation has been made. We continue to evaluate other government sponsored programs for which we may be eligible.

In addition to the foregoing, the U.S. federal government has taken or is considering taking other actions to address the financial crisis. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets, or on our businesses, results of operations, cash flows or financial condition.

Uses of Capital

Share Repurchases

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $3.5 billion of its outstanding Common Stock in calendar year 2008. In light of recent market volatility and extraordinary events and developments affecting financial markets generally, including market conditions for issuance of certain capital instruments such as hybrid securities, we suspended all purchases of our Common Stock under the 2008 stock repurchase program effective October 10, 2008. For the year ended December 31, 2008, prior to the suspension of the program, we repurchased 29.3 million shares of our Common Stock at a total cost of $2.161 billion. We do not anticipate reinstituting a share repurchase program in 2009.

Shareholder Dividends

On November 11, 2008, Prudential Financial declared an annual dividend for 2008 of 58 cents per share of Common Stock, payable on December 19, 2008, to shareholders of record at the close of business on November 24, 2008. The 2008 Common Stock declared dividend represents a decrease of approximately 50 percent from the 2007 Common Stock dividend.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. As of December 31, 2008 and 2007, Prudential Insurance’s unassigned surplus was $2.781 billion and $5.021 billion, respectively. Prudential Insurance recorded applicable adjustments for cumulative unrealized investment gains of $283 million and $1.582 billion, as of December 31, 2008 and 2007, respectively. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend or distribution. If the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, exceeds a specified statutory limit it is considered an extraordinary dividend or distribution and Prudential Insurance must obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers is generally the greater of 10% of the prior calendar year’s statutory surplus, $6.432 billion as of December 31, 2008, or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, $498 million for the year ended December 31, 2008. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

In the second quarter of 2008, Prudential Insurance declared an ordinary dividend of $727 million and an extraordinary dividend of $773 million to Prudential Holdings, LLC. These dividends were paid to Prudential Holdings in the second quarter of 2008 and in turn distributed to Prudential Financial. Our ability to pay an ordinary dividend in 2009 is contingent upon market conditions and other factors.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain other restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay such dividends. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan, which began paying dividends in 2006. Further, current market conditions have impacted capital positions of our international insurance companies, which could further restrict their ability to pay dividends. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

See “Liquidity and Capital Resources of Subsidiaries” below for additional details on the liquidity of our domestic insurance subsidiaries, international insurance subsidiaries and asset management subsidiaries.

Alternative Sources of Liquidity

Prudential Financial maintains an intercompany liquidity account that is designed to maximize the use of cash by facilitating the lending and borrowing of funds between the parent holding company and its affiliates on a daily basis. Depending on the overall availability of cash, the parent holding company invests excess cash on a short-term basis or borrows funds in the capital markets. Additional longer term liquidity is available through inter-affiliate borrowing arrangements. Prudential Financial and certain of its subsidiaries also have access to bank facilities, as discussed under “—Lines of Credit and Other Credit Facilities,” as well as the other alternative sources of liquidity described below.

Commercial Paper Programs

Prudential Financial has a commercial paper program rated “A-1” by S&P, “P-2” by Moody’s and “F2” by Fitch with a current authorized capacity of $5.0 billion. Prudential Financial commercial paper borrowings are generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. Prudential Financial’s outstanding commercial paper borrowings were $1.243 billion as of December 31, 2008, a decrease of $50 million from December 31, 2007. As of December 31, 2008, the vast majority of this commercial paper was either held in cash or invested in short-term financial instruments. The weighted average interest rate on these borrowings was 3.20% and 5.33% for the years ended December 31, 2008 and 2007, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, rated “A-1+” by S&P, “P-1” by Moody’s and “F1” by Fitch with a current authorized capacity of $12.0 billion. Prudential Funding’s outstanding commercial paper and master note borrowings were $4.354 billion as of December 31, 2008, a decrease of $2.982 billion from December 31, 2007 due to a combination of lower investor demand and increased funding costs. As of December 31, 2008, $1.632 billion of this outstanding commercial paper was funding short-term financial instruments, including a portion of our enhanced short-term portfolio which is discussed in more detail below under “—Asset-based Financing,” and the remainder was primarily utilized to fund short term cash flow timing mismatches and the working capital needs of our affiliates. The weighted average interest rates on these borrowings were 2.50% and 5.10% for the years ended December 31, 2008 and 2007, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

During the latter half of 2007 and continuing through 2008, the credit markets, and specifically the commercial paper market, were adversely impacted by concerns over the sub-prime mortgage exposure of certain financial institutions and asset-backed commercial paper programs. Due to continued dislocation within the financial markets, the challenges in the commercial paper market intensified in the fourth quarter of 2008. As a result, the financing cost of Prudential Financial commercial paper increased versus its historical cost basis relative to the target federal funds rate as investors demanded a premium for such “top-tier split” rated commercial paper. The financing cost of Prudential Funding commercial paper increased as well versus its historical cost basis relative to the target federal funds rate over the same period.

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval to participate in the Federal Reserve’s Commercial Paper Funding Facility, or CPFF, during the fourth quarter of 2008. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper. Our commercial paper must maintain ratings of at least A-1/P-1/F-1 by at least two rating agencies in order to be eligible for the program. Unsecured commercial paper issued under the CPFF will be discounted based on a rate equal to a spread (200 basis points) over the three-month overnight index swap rate on the day of purchase. Access to the CPFF for the issuance of new commercial paper is scheduled to terminate on October 30, 2009, unless such date is extended by the Federal Reserve.

Prudential Funding is eligible to sell to the CPFF three-month unsecured U.S. dollar denominated commercial paper up to a maximum of $9.815 billion, less the outstanding amount of any non-CPFF commercial paper at the applicable time. As of December 31, 2008, Prudential Funding had $450 million of commercial paper outstanding under the CPFF, with a weighted average maturity of 44 days. Excluding commercial paper issued under CPFF, Prudential Funding’s outstanding commercial paper as of December 31, 2008 had a weighted average maturity of 25 days and approximately 27% was overnight. As of the date of this filing, Prudential Funding had approximately $750 million outstanding under CPFF.

On February 19, 2009, the commercial paper credit rating of Prudential Financial was downgraded by Fitch from F1 to F2, as described further in “Business—Ratings.” Consequently, Prudential Financial will no longer be eligible to issue commercial paper under the CPFF. As of December 31, 2008, Prudential Financial had $898 million of commercial paper outstanding under the CPFF, with a weighted average maturity of 40 days. Excluding commercial paper issued under CPFF, Prudential Financial’s outstanding commercial paper as of December 31, 2008 had a weighted average maturity of 22 days and approximately 3% was overnight. As of the date of this filing, Prudential Financial had approximately $375 million outstanding under CPFF.

We continue to monitor market conditions and believe we have sufficient flexibility to reduce our borrowings under the Prudential Financial and Prudential Funding commercial paper programs, if needed, through our alternative sources of liquidity, as discussed in this section.

Both commercial paper programs are backed by our unsecured committed lines of credit. As of December 31, 2008, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.5 billion. There were no outstanding borrowings under these facilities as of December 31, 2008. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending and repurchase agreements, in order to earn spread income, to borrow funds, or to facilitate trading activity. These programs are driven by portfolio holdings in securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our domestic insurance entities. Investments held in the short term spread portfolios include cash and cash equivalents, short-term investments and fixed maturities, including mortgage-and asset-backed securities, with a weighted average life at time of purchase of two years or less. A portion of the asset-backed securities held in our short-term spread portfolios, including our enhanced short-term portfolio, are collateralized by sub-prime mortgages. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings, including details regarding those securities held in our enhanced short-term portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

As of December 31, 2008, our Financial Services Businesses had liabilities totaling $7.455 billion under such programs, including $4.288 billion representing securities sold under agreements to repurchase, $2.684 billion representing cash collateral for loaned securities and $483 million representing securities sold but not yet purchased. Of the $7.455 billion for the Financial Services Businesses as of December 31, 2008, $3.006 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder has maturities ranging from 2 days to 3 months with a weighted average maturity of 28 days.

As of December 31, 2008, our Closed Block Business had liabilities totaling $5.096 billion under such programs, including $3.612 billion representing securities sold under agreements to repurchase and $1.484 billion representing cash collateral for loaned securities. Of the $5.096 billion for the Closed Block Business as of December 31, 2008, $2.021 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder has maturities ranging from 2 days to 3 months with a weighted average maturity of 44 days.

As of December 31, 2008, our domestic insurance entities had assets eligible for the lending program of $70.3 billion, of which $10.5 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2008, we believe approximately $19.5 billion of the remaining eligible assets are readily lendable. Further changes in market conditions can affect the ability to lend the available assets.

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

Federal Home Loan Bank of New York

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. Our membership in FHLBNY requires us to maintain ownership of member stock, and borrowings from FHLBNY require us to purchase FHLBNY activity based stock in an amount equal to 4.5% of outstanding borrowings.

Borrowings from the FHLBNY are subject to Prudential Insurance having sufficient qualifying mortgage-related assets or U.S. Treasury securities that can be pledged as collateral. Under guidance of the New Jersey Department of Banking and Insurance, the total amount of qualifying mortgage-related assets and U.S. Treasury securities that can be pledged as collateral by Prudential Insurance to FHLBNY is limited to 5% of the prior year’s statutory admitted assets of Prudential Insurance exclusive of separate account assets, which equates to $7.7 billion based on admitted assets as of December 31, 2007. Based upon this guidance and on the fair value of qualifying assets owned by Prudential Insurance within the Financial Services Businesses as of December 31, 2008 (including assets on loan and assets pledged to the FHLBNY at that date and taking into account applicable required collateralization levels and required purchases of activity based FHLBNY stock), the estimated total borrowing capacity with the FHLBNY was approximately $6.5 billion as of December 31, 2008. The fair value of the qualifying assets pledged as collateral by Prudential Insurance must be maintained at certain specified levels of the borrowed amount, which can vary, depending on the nature of the assets pledged. If the fair value of the collateral declines below these levels, Prudential Insurance would be required to pledge additional collateral or repay outstanding borrowings. If at the time of a proposed borrowing, or at a time when required to pledge additional collateral in respect of outstanding borrowings, Prudential Insurance had insufficient qualifying assets, it would need to obtain and pledge additional mortgage-related assets and/or Treasury securities through asset purchases, reacquiring assets on loan or otherwise, subject to availability on appropriate terms.

As of December 31, 2008, we pledged qualifying assets with a fair value of $4.075 billion, which is above the minimum level required by the FHLBNY, and had outstanding borrowings of $3 billion, of which $1 billion is reflected in “Short-term debt.” The remaining $2 billion of the FHLBNY borrowings outstanding as of December 31, 2008 are reflected in “Long-term debt,” and have maturities ranging from June 4, 2010 to December 6, 2010. At December 31, 2008, FHLBNY proceeds of $1.3 billion were invested in cash and short term investments at Prudential Insurance, while $1.7 billion was used to support the operating needs of our businesses and for the purchase of the requisite FHLB activity based stock. We expect to use approximately $300 million of proceeds, currently invested in cash, to fund additional loans to affiliates. The remaining $1.0 billion in cash and short term instruments is expected to be used for repayment of $1.0 billion of FHLBNY maturities in April 2009. Until such time as they are utilized for these purposes, proceeds may be available as another source of liquidity to Prudential Insurance. We may, from time to time, borrow additional funds from FHLBNY for purposes of managing liquidity, making operating loans to affiliates, asset/liability management, or issuance of funding agreements.

In February 2009, Prudential Insurance issued collateralized funding agreements in the amount of $1.0 billion to the FHLBNY. The proceeds from this issuance were used to make spread investments. These funding agreements will be reflected in “Policyholders’ account balances.” These funding agreements have priority claim status above debt holders of Prudential Insurance.

Economic Capital

We are in the process of developing an economic capital framework, and have begun using economic capital as an additional source of information for our business decisions. As we continue developing the framework, we will be assessing our overall capital position using both economic capital and our current framework, which is primarily based on statutory risk based capital measures.

Liquidity and Capital Resources of Subsidiaries

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

Cash Flow

The principal sources of liquidity for Prudential Insurance and our other domestic insurance subsidiaries are premiums and annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under EESA), each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business. Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	December 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
		( $ in millions)
Not subject to discretionary withdrawal provisions	$36,880	47%	$35,847	49%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,341	26	18,786	26
At market value	1,279	2	1,162	2
At contract value, less surrender charge of 5% or more	4,048	5	1,594	2

Subtotal	62,548	80	57,389	79
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,906	20	15,346	21

Total annuity reserves and deposit liabilities	$78,454	100%	$72,735	100%

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

Gross account withdrawals for our domestic insurance operations’ products amounted to approximately $22.5 billion and $19.4 billion for the years ended December 31, 2008 and 2007, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of December 31, 2008 and December 31, 2007, our domestic insurance operations had liquid assets of $125.4 billion and $137.0 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $10.7 billion and $7.1 billion as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, $100.0 billion, or 89%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $12.1 billion, or 11%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits established with the New Jersey Department of Banking and Insurance. To the extent that other subsidiaries of Prudential Financial have financing needs in excess of these limits, these needs are met through financing from Prudential Financial directly or from third parties. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s outstanding commercial paper, including master note borrowings, were $4.354 billion as of December 31, 2008 and $7.336 billion as of December 31, 2007, and are more fully discussed in “—Alternate Sources of Liquidity.” The impact of Prudential Funding’s financing capacity on liquidity is considered in the internal liquidity measures of the domestic insurance operations.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $172 million and $772 million, as of December 31, 2008 and December 31, 2007, respectively, of which $600 million was reflected in the general obligation short-term debt as of December 31, 2007. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 4.03%, and 6.19% for the years ended December 31, 2008 and 2007, respectively.

Capital

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2008, RBC for Prudential Insurance was approximately 450%, which exceeded the minimum level required by applicable insurance regulations. In addition, all of our other domestic life insurance subsidiaries have RBC ratios that exceed the minimum levels required by applicable insurance regulations. (The inclusion of RBC measures is intended solely for the information of investors and is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.)

As discussed above, market conditions during 2008 negatively impacted the level of capital in our domestic life insurance subsidiaries. In order to address these impacts on our capital, we undertook various initiatives to redeploy certain assets to our insurance subsidiaries from our non-insurance subsidiaries of the Company. The most material of these initiatives was the contribution of Prudential Securities Group to Prudential Insurance, as discussed below. We also made capital contributions to certain domestic insurance subsidiaries, which the subsidiaries subsequently used to repay portions of their outstanding loans with Prudential Financial.

Contribution of Prudential Securities Group to Prudential Insurance

As a result of the negative impact of market dislocations on capital levels within Prudential Insurance, we contributed Prudential Securities Group to Prudential Insurance to strengthen capital during the fourth quarter of 2008. This contribution increased Prudential Insurance’s net admitted assets by $2.2 billion.

Prudential Securities Group owns our investment in the Wachovia Securities joint venture, which we account for under the equity method, as well as other wholly owned businesses, principally our global commodities group. As of December 31, 2008 and December 31, 2007, Prudential Securities Group’s assets totaled $10.4 billion and $7.8 billion, respectively.

On December 4, 2008, we announced our intention, assuming completion of the merger of Wachovia into Wells Fargo, to exercise our right under the “lookback” option to put our joint venture interests in Wachovia

Securities to Wells Fargo. As reported by Wells Fargo, the merger was completed on December 31, 2008. Under the terms of the joint venture agreements, closing of the put transaction would occur on or about January 1, 2010. The full value we expect to receive related to the “lookback” option is not yet reflected in the capital levels of Prudential Insurance as the investment is carried at book value. We expect to realize the full value no later than the first quarter of 2010. We are continuing to evaluate alternatives to realize the full value of the investment prior to January 2010. See Note 6 to the Consolidated Financial Statements for additional information concerning our investment in Wachovia Securities. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $104 million and $366 million for the years ended December 31, 2008 and 2007, respectively.

The other wholly owned businesses in Prudential Securities Group, principally our global commodities group, continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, and short-term receivables from clients, broker-dealers, and exchanges. As registered broker-dealers and members of various self-regulatory organizations, our U.S. registered broker-dealer subsidiaries and Wachovia Securities are subject to the SEC’s Uniform Net Capital Rule, as well as the net capital requirements of the Commodity Futures Trading Commission and the various securities and commodities exchanges of which they are members. Compliance with these capital requirements could limit the ability of these operations to pay dividends.

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of December 31, 2008 and December 31, 2007, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $64.9 billion and $54.4 billion, respectively. Of those amounts, $34.7 billion and $29.5 billion, respectively, were associated with Gibraltar Life.

Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges, initially 15%, declining to their current 2% level, and reducing to 0% in April 2009, were designed to mitigate the extent, timing, and profitability impact of withdrawals of funds by customers. The charges apply to $23.1 billion and $21.1 billion of Gibraltar Life’s insurance related reserves as of December 31, 2008 and December 31, 2007, respectively. We do not expect any material increases in the level of surrenders due to the expiration of these surrender charges.

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and the final dividend will be payable in 2009. The special dividend is based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of December 31, 2008, a liability of $501 million related to the special dividend is included in “Policyholders’ dividends.” The special dividend will take the form of additional policy values, and to a lesser extent, cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $24.9 billion and $19.2 billion of general account insurance related liabilities, other than dividends to policyholders, as of December 31, 2008 and December 31, 2007, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of December 31, 2008 or December 31, 2007. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of December 31, 2008 and December 31, 2007, our international insurance subsidiaries had cash and short-term investments of approximately $2.7 billion and $1.1 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $48.8 billion and $42.1 billion, respectively. As of December 31, 2008, $47.8 billion, or 98%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.0 billion, or 2%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $25.2 billion of the investment grade fixed maturity investments and $0.6 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which we operate generally establish some form of minimum solvency margin requirements for insurance companies. All of our international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities. These solvency margins are also the primary measure by which we evaluate the capital adequacy of our international insurance operations. We manage these solvency margins to a level consistent with our “AA” ratings objective. During the fourth quarter of 2008, market conditions negatively impacted the level of capital in our international life insurance subsidiaries, particularly in Japan. While our international insurance operations in Japan have been able to maintain capital consistent with these ratings objectives, we will make capital contributions of approximately $400 million to our Japan life insurance subsidiaries during the first quarter of 2009. Maintenance of our solvency ratios at certain levels is also important to our competitive positioning, as in certain jurisdictions, such as Japan, these solvency margins are required to be disclosed to the public and therefore impact the public perception of an insurer’s financial strength.

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

The principal sources of liquidity for our proprietary investments and interim loans are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial, and external sources. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. The current adverse market conditions have increased the liquidity risks associated with our proprietary investments and interim loans. The markets for certain investments, such as commercial mortgages and real estate, have become less liquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize. In the fourth quarter of 2008, two entities within the Asset Management segment made a request to redeem their entire investment from a proprietary fixed income fund, which aggregate investments were $185 million as of December 31, 2008. The fixed income fund has suspended redemptions. Due to market conditions, the amount and timing of the payment of redemption proceeds cannot be predicted at this time.

In December 2008, we received approval from the New Jersey Department of Banking and Insurance for Prudential Insurance to extend an 18-month $1.5 billion lending facility to our commercial mortgage operation that is collateralized primarily by its interim loan portfolio. In December 2008, the facility was executed and the proceeds were used to repay financing provided by Prudential Financial. As of December 31, 2008, approximately $1.0 billion was outstanding.

During the fourth quarter of 2008, in our proprietary investing business, we received repayments of real estate loans secured by equity commitments from investors and assets of funds managed by us, and we reduced exposure to certain public equity and real estate seed investments. The proceeds of these activities, which totaled $1.0 billion, were used to repay financing provided by Prudential Financial and Prudential Funding.

Certain real estate funds under management are held for the benefit of clients in insurance company separate accounts sponsored by Prudential Insurance. In the normal course of business, these separate accounts enter into purchase commitments which include commitments to purchase real estate, invest in future real estate partnerships, and/or fund additional construction or other expenditures on previously acquired real estate investments. Certain purchases of real estate are contingent on the developer’s development of the real estate according to plans and specifications outlined in a pre-sale agreement or the property achieving a certain level of leasing. Purchase commitments are typically entered into by Prudential Insurance on behalf of the particular separate account and, upon acquisition, are titled either in Prudential Insurance or an LLC subsidiary formed for that purpose. In certain cases, the commitments specify that recourse on the obligation is limited to the assets of the separate account.

As of December 31, 2008, these separate account portfolios had $10.2 billion of outstanding purchase commitments, of which $4.8 billion are anticipated to become due in 2009 and others may become due upon a failure to maintain required loan to value ratios or to satisfy other financial covenants. Of the $10.2 billion of total commitments, $4.9 billion are full recourse to PICA, of which $2.3 billion are anticipated to become due in 2009. Of the $10.2 billion of total commitments, $7.4 billion represents commitments that are not reflected on our balance sheet as of December 31, 2008. These separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of $1.16 billion, of which $1.10 billion was outstanding at February 23, 2009. These facilities also include loan to value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of December 31, 2008, the separate account portfolios had a combined net asset value of $17.7 billion.

At the time of maturity of a commitment obligation, Prudential Insurance often endeavors to negotiate extensions, refinancings or other solutions with creditors. Management believes that the separate accounts have sufficient resources to ultimately meet their obligations. However, because of the volatility and disruption in the credit and capital markets, the separate accounts may not be able to timely fund all maturing obligations from regular sources such as asset sales, operating cash flow, deposits from clients and debt refinancings or from the above-mentioned portfolio level credit facilities. In cases where the separate account is not able to fund maturing obligations, Prudential Insurance may be called upon or required to provide interim funding solutions.

As of December 31, 2008 and December 31, 2007, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.192 billion and $1.153 billion, respectively, which include $462 million and $393 million of short term loans to real estate funds, respectively.

In reporting results for the three months ended March 31, 2008, we had classified our commercial mortgage securitization operations as a divested business for all periods reported, reflecting our decision to exit this business. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. We do not expect this decision to have a material impact on the liquidity of our Asset Management subsidiaries. For further details, see “—Divested Businesses.”

Financing Activities

As of December 31, 2008 and December 31, 2007, total short- and long-term debt of the Company on a consolidated basis was $30.8 billion and $29.8 billion, respectively, which includes $16.7 billion and $16.7 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated:

	December 31, 2008	December 31, 2007
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$1,243	$1,293
Floating rate convertible senior notes	2,151	4,883
Foreign denominated bridge loan facility	816	—
Current portion of long-term debt	264	973
General obligation long-term debt:
Senior debt	7,255	6,875
Junior subordinated debt (hybrid securities)	1,518	—
Retail medium-term notes	3,413	2,688

Total general obligations	$16,660	$16,712

The following table presents, as of December 31, 2008, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium- term Notes
		(in millions)
2010	$25	$—	$30
2011	350	—	135
2012	250	—	147
2013	1,100	—	235
2014 and thereafter	5,530	1,518	2,866

Total	$7,255	$1,518	$3,413

In March 2006, Prudential Financial filed a shelf registration statement with the SEC, which permits the issuance of public debt, equity and hybrid securities. As a “Well-Known Seasoned Issuer” under SEC rules, Prudential Financial’s shelf registration statement provides for automatic effectiveness upon filing, pay-as-you-go fees and the ability to add securities by filing automatically effective amendments. Also, in accordance with these rules, the shelf registration statement has no stated issuance capacity.

In March 2006, Prudential Financial filed a prospectus supplement for its Medium-Term Notes, Series D program under the shelf registration statement, which superseded its Medium-Term Notes, Series C program. In January 2008, the authorized issuance capacity of the Series D program was increased by $5 billion to $10 billion, and as of December 31, 2008, approximately $4.9 billion remained available under the program. In January 2008, Prudential Financial issued $600 million of 5-year medium term notes under this program. The net proceeds from the sale of these notes were used to fund operating needs of our subsidiaries and for general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.41% and 5.40% for the years ended December 31, 2008 and 2007, respectively, excluding the effect of debt issued to consolidated subsidiaries. Given the disruptions in the credit markets, we have been unable to issue debt at an affordable cost recently and it is uncertain at this time whether we can currently issue debt under our MTN program at all, or at a cost that would not be prohibitive.

In March 2006, Prudential Financial filed a prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program, which superseded the 2005 retail medium-term notes program. In March 2008, the authorized issuance capacity of the retail medium-term notes program was increased by $2.5 billion to $5 billion, and as of December 31, 2008, approximately $2.3 billion remained available under the program. This retail medium-term notes program has served as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior unsecured obligations of Prudential Financial and are primarily purchased by retail investors. However, proceeds from the retail medium-term note program can also be used for general corporate purposes. The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.99% and 5.61% for the years ended December 31, 2008 and 2007, respectively, excluding the effect of debt issued to consolidated subsidiaries. Our retail medium-term notes program has also been negatively impacted by the disruptions in the credit markets. The decline in demand for risk-bearing investments among retail investors, and the related increase in funding costs, has resulted in a halt in new debt issuances under this program. As the market dislocations abate and investor demand improves, we may resume issuances under the program.

In May 2008, Prudential Financial borrowed ¥74 billion under unsecured bridge loan facilities provided by two institutions. These facilities matured on February 13, 2009 and were repaid using internal sources of cash. The carrying value of these loans was $816 million as of December 31, 2008. The net proceeds had been used to repay maturing debt that was issued concurrently with our acquisition of Gibraltar Life in April 2001, which served to fund capital requirements of Gibraltar Life.

In June 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors. Also in June 2008, Prudential Financial issued $800 million of junior subordinated notes to retail investors with a fixed interest rate of 9.0% paid quarterly. In July 2008, Prudential Financial issued an additional $120 million of retail junior subordinated notes following the underwriters’ exercise of their over-allotment option. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid capital securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant, or RCC, as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest, or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest, or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a

RCC for the benefit of holders of its 6.625% Senior Notes due 2037. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid capital securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default. Prudential Financial used the proceeds from the issuance of these notes for general corporate purposes and to repurchase shares of its Common Stock under the 2008 share repurchase authorization.

In January 2008, Prudential Financial filed a prospectus supplement to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2006 ($2.0 billion). These notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is a floating rate equal to 3-month LIBOR minus 2.4%, with a minimum interest rate of 0%, to be reset quarterly. These notes have been redeemable by Prudential Financial, at par plus accrued interest, since December 13, 2007. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. At the request of the holders, on December 12, 2008 and 2007, $1.879 billion and $117 million, respectively, of senior notes were repurchased by Prudential Financial. As of December 31, 2008, $4 million of these notes remain outstanding. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2009. See Note 12 to our Consolidated Financial Statements for additional information concerning these convertible senior notes.

In April, July and October 2008, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2007 ($3.0 billion). These notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is a floating rate equal to 3-month LIBOR minus 1.63%, with a minimum interest rate of 0%, to be reset quarterly. These notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date is June 15, 2009. Prior to such date, we may, from time to time, depending on economic considerations choose to repurchase portions of the outstanding notes from certain qualified institutional buyers. During the fourth quarter of 2008, we repurchased, in individually negotiated transactions, $853 million of these notes which were offered to the Company by certain holders. These notes were repurchased at a discount resulting in a pre-tax gain of $41 million that is recorded within “Asset management fees and other income.” As of December 31, 2008, $2.147 billion of these notes remain outstanding. At December 31, 2008, $1.8 billion of the proceeds were held in cash and short-term investments. The remainder was used to fund operating loans to affiliates. In the event the investors elect to put the notes to us on June 15, 2009, we intend to defease our obligation through a combination of existing cash and short-term investments and repayment of loans by our affiliates. See Note 12 to our Consolidated Financial Statements for additional information concerning these convertible senior notes.

We are required beginning on January 1, 2009 to retrospectively adopt the requirements of Financial Statement Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This guidance will impact the accounting for our convertible debt instruments as discussed in Note 2 to the Consolidated Financial Statements.

In March 2008, Prudential Financial updated its European medium-term notes program. The Company is authorized to issue up to $1.5 billion of notes under the program. As of December 31, 2008, there was no debt outstanding under this program.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of December 31, 2008, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	December 31, 2008	December 31, 2007
	(in millions)
Borrowings:
General obligation short-term debt(1)	$10,217	$15,349

General obligation long-term debt:
Senior debt	11,054	10,103
Junior subordinated debt (hybrid securities)	1,518	—
Surplus notes(2)	3,644	2,044
Other(1)	2,000	—

Total general obligation long-term debt	18,216	12,147

Total general obligations	28,433	27,496

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	338	308
Limited and non-recourse long-term debt(3)	2,074	1,954

Total limited and non-recourse borrowing	2,412	2,262

Total borrowings(4)	30,845	29,758

Total asset-based financing	12,551	18,236

Total borrowings and asset-based financings	$43,396	$47,994

(1)	As of December 31, 2008, $1.0 billion and $2.0 billion of short-term and long-term debt, respectively, were collateralized borrowings with the Federal Home Loan Bank of New York.
(2)	As of December 31, 2008 and December 31, 2007, includes $3.200 billion and $1.600 billion, respectively, of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $444 million of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of both December 31, 2008 and 2007, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(4)	Does not include $7.1 billion and $8.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2008 and December 31, 2007, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $937 million from December 31, 2007 to December 31, 2008, reflecting a $6.069 billion net increase in long-term debt and a $5.132 billion net decrease in short-term debt. The net increase in long-term debt was primarily driven by the issuance of junior subordinated debt in the second quarter of 2008, as well as the net issuance of medium-term notes, retail medium-term notes, and surplus notes, partially offset by the reclassification of long-term debt to short-term debt. The net decrease in short-term debt was primarily due to a decrease in outstanding commercial paper supporting our operating businesses at Prudential Funding and Prudential Financial, the maturity of medium term notes and the repurchase of floating rate convertible senior notes.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance businesses, including those actions which are described in more detail below.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes (commonly referred to as XXX notes) for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience and interest rates. As of December 31, 2008, there have been no payments made under the derivative instrument. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. During the year ended December 31, 2008, the subsidiary issued an additional $1.600 billion of surplus notes, resulting in total outstanding notes under this facility of $2.700 billion and $1.100 billion as of December 31, 2008 and December 31, 2007, respectively. See Note 12 to our Consolidated Financial Statements for additional information.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes (commonly referred to as AXXX notes) to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 12 to our Consolidated Financial Statements for additional information. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that will require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of December 31, 2008, when estimates of Prudential Financial’s 10-year credit default swap spreads were 575 basis points, we posted $125 million of collateral under this agreement. We estimate that the collateral posting requirements could be $400 million at an effective 10-year credit default swap spread of 2,000 basis points, based on indications of forward LIBOR rates as of December 31, 2008.

As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2009 to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, based on current market conditions, we may not be able to finance these needs. We are currently reviewing both internal and external sources of funding to address these needs.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of December 31, 2008 and December 31, 2007 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	December 31, 2008	December 31, 2007
	(in millions)
General obligations:
Capital debt	$7,535	$4,781
Investment related	16,500	16,379
Securities business related	3,356	4,776
Specified other businesses	1,042	1,560

Total general obligations	28,433	27,496
Limited and non-recourse debt	2,412	2,262

Total borrowings	$30,845	$29,758

Short-term debt	$10,555	$15,657
Long-term debt	20,290	14,101

Total borrowings	$30,845	$29,758

Borrowings of Financial Services Businesses	$28,652	$26,865
Borrowings of Closed Block Business	2,193	2,893

Total borrowings	$30,845	$29,758

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. The notes have fixed or floating interest rates and original maturities ranging from two to seven years. As of December 31, 2008 and December 31, 2007, the outstanding aggregate principal amount of such notes totaled approximately $7.1 billion and $8.5 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is reflective of maturities outpacing new issuances during 2008. Sales of these notes have been negatively impacted by unfavorable capital markets conditions, in particular during the second half of 2008 as the stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased. The aggregate maturities of these notes over the next 12 months are approximately $2.5 billion. We intend to repay the maturing notes through a combination of cash flows from new liability origination, asset maturities, asset sales and internal sources of funds such as Prudential Funding.

Lines of Credit and Other Credit Facilities

As of December 31, 2008, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.5 billion. These facilities are available to each of the borrowers, up to the aggregate committed credit, to be used for general corporate purposes. This amount includes a $2.0 billion 5-year credit facility that expires in May 2012, which includes 22 financial institutions, and a $2.5 billion credit facility, of which $200 million expires in December 2011 and $2.3 billion expires in December 2012, which includes 20 financial institutions. We maintain these facilities primarily as back up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under either facility as of December 31, 2008. Any borrowings made under these outstanding facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in each facility agreement. Within each facility, no single financial institution has more than 15% of the total committed credit.

In January of 2009, a consent was executed removing Lehman Commercial Paper Inc. and Lehman Brothers Bank FSB, as participants in the facilities. Lehman Commercial Paper Inc., which filed for bankruptcy in October 2008, had been a participant in the $2 billion facility in the amount of $60 million. Lehman Brothers Bank FSB had been a participant in the $2.5 billion facility in the amount of $100 million. The result of this action was a reduction in the overall facility total to $4.34 billion.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our ability to borrow under these facilities is not contingent on our credit ratings or subject to material adverse change clauses. Prudential Insurance’s total adjusted capital was $9.1 billion and $11.0 billion as of December 31, 2008 and December 31, 2007, respectively. Prudential Financial’s consolidated GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, was $20.2 billion and $23.1 billion as of December 31, 2008 and December 31, 2007, respectively. We also use uncommitted lines of credit from financial institutions.

Contractual Obligation

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2008. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
			(in millions)
Short-term and long-term debt obligations(1)	$45,346	$11,746	$4,994	$6,725	$21,881
Operating lease obligations(2)	864	198	309	228	129
Purchase obligations:
Commitments to purchase or fund investments(3)	10,105	5,342	4,033	730	—
Commercial mortgage loan commitments(4)	1,514	677	605	137	95
Other liabilities:
Insurance liabilities(5)	982,244	44,412	59,403	60,486	817,943
Other(6)	13,520	12,551	969	—	—

Total	$1,053,593	$74,926	$70,313	$68,306	$840,048

(1)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 21 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 12 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)	The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 21 to the Consolidated Financial Statements. We have no significant capital lease obligations.
(3)	We have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $7.443 billion that we anticipate will ultimately be funded from our separate accounts. Of these separate account commitments, $3.255 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due. For further discussion of these separate account commitments, see “—Liquidity and Capital Resources of Subsidiaries—Asset Management Subsidiaries.”
(4)	Loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(5)

The estimated payments due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities. These future estimated cash outflows are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs and value of business acquired. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $982 billion exceeds the corresponding liability amounts of $371 billion included in the Consolidated Financial Statements as of December 31, 2008. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflows will differ, possibly materially, from these estimates.

(6)	The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities recorded under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109, and other miscellaneous liabilities.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2008.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments now or in the future.

A number of guarantees provided by us relate to real estate investments held in our separate accounts, in which the separate account has borrowed funds, and we have guaranteed their obligation to their lender. We provide these guarantees to assist the separate account in obtaining financing for the transaction. Our maximum potential exposure under these guarantees was $2.508 billion as of December 31, 2008. Any payments that may become required of us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide us with rights to obtain the underlying collateral. Recourse for $2.025 billion of the maximum potential exposure is limited to the assets of the separate account. The remaining exposure primarily relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next ten years. At December 31, 2008, no amounts were accrued as a result our assessment that it is unlikely payments will be required.

We have also provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by us and an unconsolidated real estate fund we manage. The principal provisions in the guarantee requires that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require us and our co-owner to jointly and severally paydown the loan balance to the 60% level. The current loan-to-value ratio, based on a December 2008 appraisal, is 59.6%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to fund development cost overruns. Our exposure under the guarantee was $167 million as of December 31, 2008, which assumes the co-owner honors their joint guarantee.

We write credit derivatives under which we are obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. Our maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $1.222 billion at December 31, 2008. These credit derivatives generally have maturities of five years or less. See Note 19 to our Consolidated Financial Statements for additional information concerning credit derivatives.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. As of December 31, 2008, such contracts in force carried a total guaranteed value of $5.502 billion. These guarantees are supported by collateral that is not reflected on our balance sheet. This collateral had a fair value of $5.437 billion as of December 31, 2008.

We arrange for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. As of December 31, 2008, such enhancement arrangements total $126 million, with remaining contractual maturities of up to 15 years. Our obligation to reimburse required payments is secured by mortgages on the related real estate, which properties are valued at $148 million as of December 31, 2008. We receive certain ongoing fees for providing these enhancement arrangements and anticipate the extinguishment of our obligation under these enhancements prior to maturity through the aggregation and transfer of our positions to a substitute enhancement provider. As of December 31, 2008, we have accrued liabilities of $2 million representing unearned fees on these arrangements.

As part of the commercial mortgage activities of our Asset Management segment, we provide commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. We have agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages we service through a delegated authority arrangement. Under these arrangements, we originate multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans we service. Our percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. We service $6.704 billion of mortgages subject to these loss-sharing arrangements as of December 31, 2008, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2008, these mortgages had an average debt service coverage ratio of 1.7 times and an average loan-to-value ratio of 61%. The maximum exposure to loss as of December 31, 2008, assuming no recovery on any of the underlying collateral, is $908 million, with first-loss exposure of $288 million. Over the three years ended December 31, 2008, our total share of losses related to indemnifications that were settled was $8 million. As of December 31, 2008, we have established a liability of $13 million related to these indemnifications.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with U.S. GAAP, we do not accrue contingent consideration obligations prior to the attainment of the objectives. As of December 31, 2008, maximum potential future consideration pursuant to such arrangements, to be resolved over the following five years, is $133 million. Any such payments would result in increases in intangible assets, including goodwill.

We are also subject to other financial guarantees and indemnity arrangements. We have provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by us. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. As of December 31, 2008, we have accrued liabilities of $6 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Other Contingent Commitments

In connection with our commercial mortgage operations, we originate commercial mortgage loans. As of December 31, 2008, we had outstanding commercial mortgage loan commitments with borrowers of $1.514 billion. In certain of these transactions, we prearrange that we will sell the loan to an investor after we fund the loan. As of December 31, 2008, $359 million of our commitments to originate commercial mortgage loans are subject to such arrangements.

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. These other commitments amounted to $10.252 billion as of December 31, 2008. Reflected in these other commitments are $10.105 billion of commitments to purchase or fund investments, including $7.443 billion that we anticipate will ultimately be funded from our separate accounts. Of these separate account commitments, $3.255 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due. For further discussion of these separate account commitments, see “—Liquidity and Capital Resources of Subsidiaries—Asset Management Subsidiaries.”

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

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate exposure to market risk. The market risk incurred and our strategies for managing this risk varies by product.

With respect to non-variable life insurance products, fixed rate annuities, the fixed rate options in our variable life insurance and annuity products, and other finance businesses, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements within the context of market conditions and other relative opportunities. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, mutual funds and most separate accounts, our main exposure to the market is the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position.

For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation requirements, an automatic rebalancing element and minimum purchase age requirements, in addition to externally purchased hedging instruments such as interest rate and equity based derivatives to hedge or limit our market risk exposure to the benefit features of certain of our variable annuity contracts. These strategies exclude our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain. See Note 19 to the Consolidated Financial Statements for a discussion of our use of interest rate and equity based derivatives. See Note 9 to our Consolidated Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable life and variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated with the variable annuity contracts we issue.

For a discussion of asset-based fees associated with our variable life products and our variable annuity contracts, our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, and the impact of our guaranteed minimum death and other benefits on the results of our Individual Life and Individual Annuities segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

In addition, certain products supported by general account investments expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. Market fluctuations or changes in market conditions could also cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings, protection and other investment products. For additional information regarding the potential impacts of interest rate and other market fluctuations as well as general economic and market conditions on our businesses and profitability see Item 1A. “Risk Factors.”

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

Other Than Trading Activities

We hold the majority of our assets for “other than trading” activities in our segments that offer insurance, retirement and annuities products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging and other purposes in the asset/liability management process.

Insurance and Annuities Products Asset/Liability Management

We seek to maintain interest rate and equity exposures within established ranges, which we periodically adjust based on market conditions and the design of related products sold to customers. Our risk managers establish investment risk limits for exposures to any issuer, geographic region, type of security or industry sector and oversee efforts to manage interest rate and equity exposure risk, as well as credit, liquidity and other risks, all within policy constraints set by management and approved by the Investment Committee of the Board of Directors. For additional information regarding the management of our general account investments and our asset mix strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Management of Investments.”

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints by segment for each insurance entity. In certain markets, primarily outside the U.S., capital market limitations that hinder our ability to closely approximate the duration of some of our liabilities are considered in setting the constraint limits. As of December 31, 2008 and 2007, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We also perform portfolio stress testing as part of our U.S. regulatory cash flow and stress scenario testing for major product lines that are subject to risk from changes in interest rates. In this testing, we evaluate the impact of altering our interest-sensitive assumptions under various adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products and the potential impact of any guaranteed minimum interest rates. We evaluate any shortfalls that this cash flow testing reveals to determine if we need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial mortgage and other loans and policy loans. In the aggregate, the carrying value of these assets represented 73% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2008 and 76% as of December 31, 2007.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2008 and 2007, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	Notional Amount of Derivatives	As of December 31, 2008		Hypothetical Change in Fair Value
		Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift
		(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$174,724	$163,212	$(11,512)
Commercial mortgage and other loans		30,570	29,474	(1,096)
Policy loans		11,833	10,981	(852)
Derivatives:
Swaps	$92,094	1,855	393	(1,462)
Futures	7,345	(50)	(301)	(251)
Options	5,371	1,895	1,758	(137)
Forwards	9,996	(143)	(188)	(45)
Variable Annuity and Other Living Benefit Feature Embedded Derivatives(2)		(3,229)	(2,255)	974
Financial liabilities with interest rate risk:
Short-term and long-term debt		(27,051)	(25,227)	1,824
Debt of consolidated variable interest entities(3)		(167)	(167)	—
Investment contracts		(69,933)	(67,882)	2,051
Bank customer liabilities		(1,354)	(1,347)	7

Net estimated potential loss				$(10,499)

	Notional Amount of Derivatives	As of December 31, 2007		Hypothetical Change in Fair Value
		Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift
		(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$179,940	$169,374	$(10,566)
Commercial mortgage and other loans		30,621	29,371	(1,250)
Policy loans		10,751	10,055	(696)
Derivatives:
Swaps	$59,132	(524)	(944)	(420)
Futures	4,812	(7)	19	26
Options	4,759	627	557	(70)
Forwards	8,851	72	71	(1)
Variable Annuity and Other Living Benefit Feature Embedded Derivatives(2)		(168)	17	185
Financial liabilities with interest rate risk:
Short-term and long-term debt		(29,737)	(28,597)	1,140
Debt of consolidated variable interest entities(3)		(445)	(445)	—
Investment contracts		(65,868)	(64,624)	1,244
Bank customer liabilities		(1,334)	(1,329)	5

Net estimated potential loss				$(10,403)

(1)	Includes “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(2)	The hypothetical change in fair value related to our variable annuity and other living benefit feature embedded derivatives reflects only the gross fair value change on the embedded derivatives, and excludes any offsetting impact of derivative instruments purchased to hedge such changes in fair value.
(3)	Included in “Other liabilities” together with all liabilities of consolidated variable interest entities. See Note 4 to the Consolidated Financial Statements for additional information regarding consolidated variable interest entities.

The tables above do not include approximately $152 billion of insurance reserve and deposit liabilities as of December 31, 2008 and $130 billion as of December 31, 2007 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts, which are set forth in these tables.

Our net estimated potential loss in fair value as of December 31, 2008 increased $96 million from December 31, 2007.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders rather than by us.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For foreign equities we benchmark against the Tokyo Price Index, or TOPIX, and the MSCI EAFE, a market index of European, Australian, and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices. We estimate our investment equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated investment equity price risk as of December 31, 2008 was $680 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $6.803 billion to $6.123 billion. Our estimated investment equity price risk using this methodology as of December 31, 2007 was $958 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $9.580 billion to $8.622 billion. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contractholder rather than by us.

In addition to equity securities, as indicated above, we hold equity-based derivatives primarily to hedge the equity price risk embedded in the living benefit features in some of our variable annuity products. As of December 31, 2008, our equity-based derivatives had notional values of $7.306 billion, and were reported at fair value as a $1.908 billion asset, and the living benefit features accounted for as derivatives were reported at fair value as a $3.229 billion liability. As of December 31, 2007, our equity-based derivatives had notional values of $4.615 billion, and were reported at fair value as a $617 million asset, and the living benefits features accounted for as derivatives were reported at fair value as a $168 million liability. Our estimated equity price risk associated with the equity-based derivatives, net of the related living benefit features, was less than $10 million as of both December 31, 2008 and 2007, estimated based on a hypothetical 10% decline in equity benchmark market levels.

While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the scenarios above.

Market Risk Related to Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk in our domestic general account investment portfolios, other proprietary investment portfolios and through our operations in foreign countries and foreign currency liability issuances.

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

•

Second, we translate our equity investment in foreign operations into U.S. dollars using the foreign currency exchange rate at the financial statement period-end date. To mitigate potential losses due to fluctuations in these exchange rates, for our equity investments in our International operations other than in Japan and Taiwan, we generally hedge a significant portion of this exposure through the use of foreign currency forward contracts. For our equity investments in our Japanese and Taiwanese operations, we generally hedge this exposure through a combination of issuing foreign denominated liabilities outside these operations and by holding U.S. dollar denominated securities in the investment portfolios of these operations.

•

Third, our international insurance operations may hold investments denominated in currencies other than the functional currency of those operations on an unhedged basis in addition to the aforementioned equity hedges resulting from foreign subsidiaries’ investing in U.S. dollar denominated investments. Most significantly, our Japanese operations hold U.S. dollar denominated investments in their investment portfolios in excess of our equity investment in such operations. For a discussion of our Japanese operations’ U.S. dollar denominated investment holdings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Portfolio Composition,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

The estimated VaR as of December 31, 2008 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $108 million, representing a hypothetical decline in fair market value of these foreign currency assets from $1.033 billion to $925 million. The estimated VaR as of December 31, 2007 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $46 million, representing a hypothetical decline in fair market value of these foreign currency assets from $1.798 billion to $1.752 billion. The average VaR for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured monthly at a 95% confidence level over a one month time horizon, was $70 million during 2008 and $35 million during 2007. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below.

The estimated VaR for instruments used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations, measured at a 95% confidence level and using a one-month time horizon, was $148 million as of December 31, 2008 and $73 million as of December 31, 2007. The increased VaR for foreign currency exchange risks primarily reflects increased volatility in exchange rates for Japanese yen and Korean won.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. We are also a party to financial instruments that may contain derivative instruments that are embedded in the financial instruments. See Note 19 to the Consolidated Financial Statements for a description of our derivative activities as of December 31, 2008 and 2007. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates, as well as equity prices, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, we use derivative financial instruments to mitigate risk associated with some of our benefit features of our variable annuity contracts. The notional amount of derivative instruments increased $37 billion in 2008, from $78 billion as of December 31, 2007 to $115 billion as of December 31, 2008, driven by an increase in interest rate derivatives, primarily due to an increase in duration management and variable annuity hedging activities.

We use credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments, and in limited instances purchase credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. For additional information regarding our exposure to credit derivatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Credit Derivative Exposure to Public Fixed Maturities.”

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

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign currency exchange rates, and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. The total VaR for our trading activities, which considers our combined exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value at a 95% confidence level over a one-day time horizon, was $1 million as of December 31, 2008 and $1 million as of December 31, 2007. The largest component of this total VaR as of December 31, 2008 and 2007 was related to commodities price risk. The total average daily VaR for our trading activities considering our exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $1 million during 2008 and $1 million during 2007. The largest component of both periods’ total average daily VaR was related to commodities price risk.

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

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2008, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Note 2 of the consolidated financial statements, the Company adopted a framework for measuring fair value and elected an option to report selected financial amounts at fair value on January 1, 2008. Also, the Company changed its method of accounting for uncertainty in income taxes, for deferred acquisition costs in connection with modifications or exchanges of insurance contracts, and for income tax-related cash flows generated by a leveraged lease transaction on January 1, 2007 and for defined benefit pension and other postretirement plans on December 31, 2006.

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

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 26, 2009

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2008 and 2007 (in millions, except share amounts)

	2008	2007
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2008—$168,691; 2007—$160,137)	$158,056	$162,162
Held to maturity, at amortized cost (fair value: 2008—$3,832; 2007—$3,543)	3,808	3,548
Trading account assets supporting insurance liabilities, at fair value	13,875	14,473
Other trading account assets, at fair value	4,336	3,613
Equity securities, available for sale, at fair value (cost: 2008—$7,288; 2007—$7,895)	6,065	8,580
Commercial mortgage and other loans (includes $573 measured at fair value at December 31, 2008)	33,114	30,047
Policy loans	9,703	9,337
Securities purchased under agreements to resell	480	129
Other long-term investments	7,012	6,431
Short-term investments	5,576	5,237

Total investments	242,025	243,557
Cash and cash equivalents	15,028	11,060
Accrued investment income	2,266	2,174
Deferred policy acquisition costs	15,126	12,339
Deferred income taxes, net	1,106	—
Other assets	22,365	21,101
Separate account assets	147,095	195,583

TOTAL ASSETS	$445,011	$485,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$121,951	$111,409
Policyholders’ account balances	99,613	84,322
Policyholders’ dividends	1,670	3,552
Securities sold under agreements to repurchase	7,900	11,441
Cash collateral for loaned securities	4,168	6,312
Income taxes	452	3,553
Short-term debt	10,555	15,657
Long-term debt	20,290	14,101
Other liabilities	17,895	16,427
Separate account liabilities	147,095	195,583

Total liabilities	431,589	462,357

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,902,444 and 604,901,479 shares issued at December 31, 2008 and 2007, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively)	—	—
Additional paid-in capital	21,912	20,856
Common Stock held in treasury, at cost (183,582,565 and 157,534,628 shares at December 31, 2008 and 2007, respectively)	(11,655)	(9,693)
Accumulated other comprehensive income (loss)	(7,343)	447
Retained earnings	10,502	11,841

Total stockholders’ equity	13,422	23,457

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$445,011	$485,814

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2008, 2007 and 2006 (in millions, except per share amounts)

	2008	2007	2006
REVENUES
Premiums	$15,468	$14,351	$13,908
Policy charges and fee income	3,138	3,131	2,653
Net investment income	11,883	12,017	11,320
Realized investment gains (losses), net	(2,375)	613	774
Asset management fees and other income	1,161	4,289	3,613

Total revenues	29,275	34,401	32,268

BENEFITS AND EXPENSES
Policyholders’ benefits	16,531	14,749	14,283
Interest credited to policyholders’ account balances	2,335	3,222	2,917
Dividends to policyholders	2,218	2,903	2,622
General and administrative expenses	9,309	8,841	8,052

Total benefits and expenses	30,393	29,715	27,874

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,118)	4,686	4,394

Income taxes:
Current	242	783	488
Deferred	(703)	462	757

Total income tax expense (benefit)	(461)	1,245	1,245

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(657)	3,441	3,149

Equity in earnings of operating joint ventures, net of taxes	(447)	246	208

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,104)	3,687	3,357
Income from discontinued operations, net of taxes	31	17	71

NET INCOME (LOSS)	$(1,073)	$3,704	$3,428

EARNINGS PER SHARE (See Note 14)
Financial Services Businesses
Basic:
Income (loss) from continuing operations per share of Common Stock	$(2.49)	$7.72	$6.49
Income from discontinued operations, net of taxes	0.07	0.03	0.14

Net income (loss) per share of Common Stock	$(2.42)	$7.75	$6.63

Diluted:
Income (loss) from continuing operations per share of Common Stock	$(2.49)	$7.58	$6.36
Income from discontinued operations, net of taxes	0.07	0.03	0.14

Net income (loss) per share of Common Stock	$(2.42)	$7.61	$6.50

Dividends declared per share of Common Stock	$0.58	$1.15	$0.95

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations per share of Class B Stock	$(16.00)	$68.50	$108.00
Income from discontinued operations, net of taxes	—	1.00	—

Net income (loss) per share of Class B Stock	$(16.00)	$69.50	$108.00

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2005	$6	$—	$20,501	$5,947	$(4,925)	$1,234	$22,763
Common Stock acquired	—	—	—	—	(2,500)	—	(2,500)
Stock-based compensation programs	—	—	165	(59)	282	—	388
Dividends declared on Common Stock	—	—	—	(453)	—	—	(453)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	(19)
Impact of adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, net of tax			—	—	—	(556)	(556)
Comprehensive income:
Net income	—	—	—	3,428	—	—	3,428
Other comprehensive loss, net of tax	—	—	—	—	—	(159)	(159)

Total comprehensive income			—	—	—	—	3,269

Balance, December 31, 2006	6	—	20,666	8,844	(7,143)	519	22,892
Common Stock acquired	—	—	—	—	(3,000)	—	(3,000)
Stock-based compensation programs	—	—	191	(34)	315	—	472
Conversion of Senior Notes	—	—	(1)	(90)	135	—	44
Dividends declared on Common Stock	—	—	—	(521)	—	—	(521)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	(19)
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	(43)	—	—	(43)
Comprehensive income:
Net income	—	—	—	3,704	—	—	3,704
Other comprehensive loss, net of tax	—	—	—	—	—	(72)	(72)

Total comprehensive income	—	—	—	—	—	—	3,632

Balance, December 31, 2007	6	—	20,856	11,841	(9,693)	447	23,457
Common Stock acquired	—	—	—	—	(2,161)	—	(2,161)
Stock-based compensation programs	—	—	15	(21)	199	—	193
Dividends declared on Common Stock	—	—	—	(246)	—	—	(246)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	(19)
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	—	—	1,041	—	—	—	1,041
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	20	—	—	20
Comprehensive loss:
Net loss	—	—	—	(1,073)	—	—	(1,073)
Other comprehensive loss, net of tax	—	—	—	—	—	(7,790)	(7,790)

Total comprehensive loss	—	—	—	—	—	—	(8,863)

Balance, December 31, 2008	$6	$—	$21,912	$10,502	$(11,655)	$(7,343)	$13,422

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006 (in millions)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,073)	$3,704	$3,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains), net	2,375	(613)	(774)
Policy charges and fee income	(1,043)	(915)	(726)
Interest credited to policyholders’ account balances	2,335	3,222	2,917
Depreciation and amortization	656	272	350
Losses on trading account assets supporting insurance liabilities, net	1,706	—	—
Change in:
Deferred policy acquisition costs	(879)	(1,253)	(1,294)
Future policy benefits and other insurance liabilities	6,083	3,136	2,782
Trading account assets supporting insurance liabilities and other trading account assets	1,388	(1,649)	(1,245)
Income taxes	(537)	105	593
Other, net	(173)	(43)	(1,656)

Cash flows from operating activities	10,838	5,966	4,375

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	81,946	99,134	94,653
Fixed maturities, held to maturity	245	255	317
Trading account assets supporting insurance liabilities and other trading account assets	27,272	—	—
Equity securities, available for sale	3,326	5,140	3,785
Commercial mortgage and other loans	3,024	4,647	4,524
Policy loans	1,916	1,299	1,188
Other long-term investments	2,317	1,095	1,731
Short-term investments	38,080	18,649	11,782
Payments for the purchase/origination of:
Fixed maturities, available for sale	(86,923)	(98,671)	(102,815)
Fixed maturities, held to maturity	(38)	(209)	(542)
Trading account assets supporting insurance liabilities and other trading account assets	(28,905)	—	—
Equity securities, available for sale	(3,707)	(5,326)	(4,032)
Commercial mortgage and other loans	(5,731)	(8,264)	(5,793)
Policy loans	(1,738)	(1,306)	(1,354)
Other long-term investments	(2,794)	(2,503)	(1,393)
Short-term investments	(38,644)	(18,737)	(12,721)
Acquisitions, net of cash acquired.	(147)	(103)	724
Other, net	(279)	(104)	(201)

Cash flows used in investing activities	(10,780)	(5,004)	(10,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	35,111	20,906	23,331
Policyholders’ account withdrawals	(24,041)	(20,569)	(22,377)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(5,948)	(1,546)	2,478
Cash dividends paid on Common Stock	(298)	(514)	(421)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	(2,809)	352	(822)
Common Stock acquired	(2,161)	(3,000)	(2,512)
Common Stock reissued for exercise of stock options	105	221	166
Proceeds from the issuance of debt (maturities longer than 90 days)	11,781	10,429	7,918
Repayments of debt (maturities longer than 90 days)	(7,875)	(5,124)	(2,126)
Excess tax benefits from share-based payment arrangements	24	106	92
Other, net	(57)	297	814

Cash flows from financing activities	3,813	1,539	6,522

Effect of foreign exchange rate changes on cash balances	97	(30)	40
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,968	2,471	790
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,060	8,589	7,799

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,028	$11,060	$8,589

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$508	$653	$(384)

Interest paid	$1,468	$1,602	$1,230

NON-CASH TRANSACTIONS DURING THE YEAR
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$1,041	$—	$—
Treasury Stock shares issued for convertible debt redemption	$—	$135	$—
Treasury Stock shares issued for stock based compensation programs	$95	$101	$90

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.    BUSINESS

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance and Investments. The Company’s real estate and relocation services business as well as businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested, including the Company’s investment in the retail securities brokerage joint venture Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 10), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company ceased offering these participating products.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of December 31, 2008, and 2007, include Gibraltar Life’s assets and liabilities as of November 30, 2008 and 2007, respectively, and for the years ended December 31, 2008, 2007 and 2006, include Gibraltar Life’s results of operations for the twelve months ended November 30, 2008, 2007 and 2006, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; measurement of goodwill and any related impairment; valuation of business acquired and its amortization; valuation of investments including derivatives (in the absence of quoted market values) and the recognition of other-than-temporary impairments; future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Share-Based Payments

The Company recognizes the cost resulting from all share-based payments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and applies the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company accounts for excess tax benefits in additional paid-in capital as a single “pool” available to all share-based compensation awards. In accordance with SFAS No. 123(R), the Company does not recognize excess tax benefits in additional paid-in capital until the benefits result in a reduction in taxes payable. The Company has elected the “tax-law ordering methodology” and has adopted a convention that considers excess tax benefits to be the last portion of a net operating loss carryforward to be utilized.

The Company accounts for non-employee stock options using the fair value method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations.

Share-Based Compensation Awards with Non-substantive Vesting Conditions

The Company issues employee share-based compensation awards, under a plan authorized by the Board of Directors, that are subject to specific vesting conditions. Generally the awards vest ratably over a three-year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. The Company accounts for those awards granted between (a) the adoption of the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation” on January 1, 2003, and (b) the adoption on January 1, 2006 of SFAS No. 123(R) which specify that an employee vests in the award upon retirement, using the nominal vesting period approach. Under this approach, the Company records compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement.

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the year ended December 31, 2008 would have been increased by $1 million with no reportable impact to the earnings per share of Common Stock, on both a basic and diluted basis. Net income of the Financial Services Businesses for the years ended December 31, 2007 and 2006 would have been increased by $9 million and $12 million or $0.02 and $0.02 per share of Common Stock, respectively, on both a basic and diluted basis.

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

As discussed under “Share-Based Payments” above, the Company accounts for excess tax benefits in additional paid-in capital as a single “pool” available to all share-based compensation awards. The Company has further elected to reflect in assumed proceeds, based on application of the treasury stock method, the entire amount of excess tax benefits that would be recognized in additional paid-in capital upon exercise or release of the award.

Investments and Investment-Related Liabilities

The Company’s principal investments are fixed maturities; trading account assets; equity securities; commercial mortgage and other loans; policy loans; other long-term investments, including joint ventures (other than operating joint ventures), limited partnerships, and real estate; and short-term investments. Investments and investment-related liabilities also include securities repurchase and resale agreements and securities lending transactions. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 18 for additional information regarding fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

“Trading account assets supporting insurance liabilities, at fair value” includes invested assets that support certain products included in the Retirement segment, as well as certain products included in the International Insurance segment, which are experience rated, meaning that the investment results associated with these products are expected to ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

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

Equity securities available for sale are comprised of common stock, mutual fund shares, non-redeemable preferred stock, and perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balances, net of an allowance for losses. Commercial mortgage loans originated and held for sale within the Company’s commercial mortgage operations, including those relating to the divested commercial mortgage securitization operations, are reported at the lower of cost or fair market value, while other mortgage loan investments are carried at amortized cost, net of unamortized deferred loan origination fees and expenses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, is included in “Net investment income.” The allowance for losses provides for the risk of credit losses inherent in the lending process and includes a loan specific reserve for each non-performing loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, based on the Company’s assessment as to the collectibility of the principal. The Company discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when the Company has doubts about collectibility. When a loan is deemed non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.”

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies and broker-dealer subsidiaries used to earn spread income are reported as “Net investment income;” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within the Company’s derivative dealer operations are reported in “Asset management fees and other income.”

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, which is generally received on a one quarter lag. The Company consolidates joint ventures and limited partnerships in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. Certain of these consolidated joint ventures and limited partnerships relate to investment structures in which the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital, and in certain cases other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ minority interest in the feeder fund reported in “Other liabilities.” The Company’s net income from consolidated joint ventures and limited partnerships, including these consolidated feeder funds, is included in the respective revenue and expense line items depending on the activity of the consolidated entity.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s wholly-owned investment real estate consists of real estate which the Company has the intent to hold for the production of income as well as real estate held for sale. Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment losses and is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such. An impairment loss is recognized when the carrying value of the investment real estate exceeds the estimated undiscounted future cash flows (excluding interest charges) from the investment. At that time, the carrying value of the investment real estate is written down to fair value. Decreases in the carrying value of investment real estate held for the production of income due to other-than-temporary impairments are recorded in “Realized investment gains (losses), net.” Depreciation on real estate held for the production of income is computed using the straight-line method over the estimated lives of the properties, and is included in “Net investment income.” In the period a real estate investment is deemed held for sale and meets all of the discontinued operation criteria, the Company reports all related net investment income and any resulting investment gains and losses as discontinued operations for all periods presented.

Short-term investments primarily consist of investments in certain money market funds as well as highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value.

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, gains on commercial mortgage loans in connection with securitization transactions, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in the Company’s capacity as a broker or dealer.

The Company’s available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. In addition, for its impairment review of asset-backed fixed maturity securities with a credit rating below AA, the Company forecasts its best estimate of the prospective future cash flows of the security to determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s fair value is less than its carrying value, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment, based upon reasonably estimable cash flow is greater than the carrying value of the investment after the impairment.

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

Deferred Policy Acquisition Costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) include commissions, costs of policy issuance and underwriting, and variable field office expenses. In each reporting period, capitalized DAC is amortized to “General and administrative expense,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, surrender charges and the performance of hedging programs based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

For group annuity contracts and group corporate- and trust-owned life insurance contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to gross profits. For group and individual long-term care contracts, acquisition expenses are deferred and amortized in proportion to gross premiums. For single premium immediate annuities with life contingencies, and single premium group annuities and single premium structured settlements with life contingencies, all acquisition costs are charged to expense immediately because generally all premiums are received at the inception of the contract. For funding agreement notes contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method. For other group life and disability insurance contracts and guaranteed investment contracts, acquisition costs are expensed as incurred.

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

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist primarily of equity securities, fixed maturities, real estate related investments, real estate mortgage loans, short-term investments and derivative instruments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholder’s account balance in separate account assets and to a lesser extent borrowings of the separate account. See Note 9 for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate account assets accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees and other income.”

Other Assets and Other Liabilities

Other assets consist primarily of prepaid benefit costs, certain restricted assets, broker-dealer related receivables, trade receivables, valuation of business acquired, goodwill and other intangible assets, deferred sales inducements, the Company’s investments in operating joint ventures, which include the Company’s investment in Wachovia Securities and its indirect investment in China Pacific Insurance (Group) Co., Ltd. (“China Pacific Group”), property and equipment, reinsurance recoverables, receivables resulting from sales of securities that had not yet settled at the balance sheet date, and relocation real estate assets and receivables. Other liabilities consist primarily of trade payables, broker-dealer related payables, pension and other employee benefit liabilities, reinsurance payables, payables resulting from purchases of securities that had not yet settled at the balance sheet date and minority interest.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 40 years.

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the valuation of business acquired (“VOBA”). VOBA is determined by estimating the net present value of future cash flows from contracts in force in the acquired business at the date of acquisition. VOBA balances are subject to recoverability testing, in the manner in which it was acquired, at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. The Company has established a VOBA asset primarily for its acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. For acquired traditional insurance contracts, future positive cash flows generally include net premiums while future negative cash flows include policyholders’ benefits and certain maintenance expenses. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. In addition, future cash flows with respect to acquired annuity business include the impact of future cash flows expected from the guaranteed minimum death and living benefit provisions, including the performance of hedging programs. For acquired defined contribution and defined benefits businesses, contract balances are projected using assumptions for add-on deposits, participant withdrawals, contract surrenders, and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

investment returns. Gross profits are then determined based on investment spreads and the excess of fees and other charges over the costs to administer the contracts. VOBA is further explicitly adjusted to reflect the cost associated with the capital invested in the business. The Company amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional insurance contracts, VOBA is amortized in proportion to estimated gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts, VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to estimated gross profits arising principally from investment spreads and fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The remainder of VOBA is amortized based on estimated gross revenues, fees, or the change in policyholders’ account balances, as applicable. The effect of changes in estimated gross profits on unamortized VOBA is reflected in the period such estimates of expected future profits are revised. See Note 7 for additional information regarding VOBA.

As a result of certain acquisitions, the Company recognizes an asset for goodwill representing the excess of cost over the net fair value of the assets acquired and liabilities assumed. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. A reporting unit is an operating segment or a unit one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment analysis is a two-step test that is performed at the reporting unit level. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of a potential impairment and the second step of the test is performed to measure the amount of impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “pro forma” business combination accounting as described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded in “General and administrative expenses” for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management is required to make significant estimates in determining the fair value of a reporting unit including, but not limited to: projected earnings, comparative market multiples, and the risk rate at which future net cash flows are discounted.

See Note 7 for additional information regarding goodwill, including a discussion of impairments the Company recorded during 2008.

The Company offers various types of sales inducements to policyholders. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. Sales inducements balances are subject to

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” See Note 9 for additional information regarding sales inducements.

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

Identifiable intangible assets are recorded net of accumulated amortization. The Company tests identifiable intangible assets for impairment on an annual basis as of December 31 of each year or whenever events or circumstances suggest that the carrying value of an identifiable intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition is met and the carrying value of an identifiable intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income. Measuring intangibles requires the use of estimates. Significant estimates include the projected net cash flow attributable to the intangible asset and the risk rate at which future net cash flows are discounted for purposes of estimating fair value, as applicable. Identifiable intangible assets primarily include customer relationships and mortgage servicing rights. See Note 7 for additional information regarding identifiable intangible assets.

Investments in operating joint ventures, including the Company’s investment in Wachovia Securities, are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. The carrying value of the Company’s ownership interest in Wachovia Securities includes the carrying value of the Company’s “lookback” option, which is discussed further in Note 6. This option is treated as a financial instrument that is neither a derivative instrument nor a security, and is therefore recorded at cost and is subject to review for impairment at the end of each reporting period. See Note 6 for additional information on investments in operating joint ventures.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity and disability products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation. See Note 8 for additional information regarding future policy benefits.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 8 for additional information regarding policyholders’ account balances.

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected, the components of which are discussed more fully in Note 10. The dividends payable for policies other than the participating policies included in the Closed Block include special dividends to certain policyholders of Gibraltar Life, a Japanese insurance company acquired in April 2001, and dividends payable in accordance with certain group insurance policies. The special dividends payable to the policyholders of Gibraltar Life are based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of December 31, 2008 and 2007, this dividend liability was $501 million and $421 million, respectively.

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

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than interest-sensitive life contracts, and health insurance and long-term care products are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

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

Amounts received as payment for interest-sensitive group and individual life contracts, deferred fixed annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of policyholders’ deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

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

Asset Management Fees and Other Income

Asset management fees and other income principally include asset management fees and securities and commodities commission revenues, which are recognized in the period in which the services are performed. Realized and unrealized gains from investments classified as “trading” such as “Trading account assets supporting insurance liabilities” and “Other trading account assets,” and from consolidated entities that follow specialized investment company fair value accounting are also included in “Asset management fees and other income.” In certain asset management fee arrangements, the Company is entitled to receive performance based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance based incentive fee revenue is accrued quarterly based on measuring fund performance to date versus the performance benchmark stated in the investment management agreement. Certain performance based incentive fees are also subject to negative future adjustment based on cumulative fund performance in relation to these specified benchmarks.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency

Assets and liabilities of foreign operations and subsidiaries reported in currencies other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. The effects of translating the statements of financial position of non-U.S. entities with functional currencies other than the U.S. dollar are included, net of related qualifying hedge gains and losses and income taxes, in “Accumulated other comprehensive income (loss).” Gains and losses from foreign currency transactions are reported in either “Accumulated other comprehensive income (loss)” or current earnings in “Asset management fees and other income” depending on the nature of the related foreign currency denominated asset or liability.

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

Derivatives are used in a non-dealer capacity in insurance, investment and international businesses as well as treasury operations to manage the characteristics of the Company’s asset/liability mix, to manage the interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 19, all realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows.

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

Derivatives are recorded either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Consolidated Statements of Financial Position, except for embedded derivatives which are recorded in the Consolidated Statements of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 39 and FASB Staff Position (“FSP”) No. 39-1.

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

The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as fair value, cash flow, or foreign currency, hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets,” at fair value.

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term items the Company intends to refinance on a long-term basis in the near term. See Note 12 for additional information regarding short-term and long-term debt.

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

New Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP revises other-than-temporary-impairment guidance for beneficial interests in securitized financial assets that are within the scope of Issue 99-20. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. Accordingly, the Company adopted this guidance effective December 31, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. Accordingly, the Company adopted this guidance effective December 31, 2008. Since this FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP did not affect the Company’s consolidated financial position or results of operations. The disclosures required by this FSP are provided in Note 4.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” an amendment of FASB Statement No. 133 and FASB Interpretation No. 45. This FSP requires sellers of credit derivatives and certain guarantees to disclose (a) the nature of the credit derivative, the reason(s) for entering into the credit derivative, approximate term, performance triggers, and the current status of the performance risk; (b) the undiscounted maximum potential amount of future payments the seller could be required to make before considering any recoveries from recourse provisions or collateral; (c) the credit derivative’s fair value; (d) the nature of any recourse provisions and any collateral assets held to ensure performance. This FSP also requires the above disclosures for hybrid instruments that contain embedded derivatives and amends paragraph 13 of FIN 45 to require disclosure of the current status of the guarantee’s performance risk. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. Accordingly, the Company adopted this guidance effective December 31, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this FSP are provided in Note 19.

In September 2008, the FASB EITF reached consensus on EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” The consensus concluded that (a) the issuer of a liability (including debt) with a third-party credit enhancement that is inseparable from the liability, shall not include the effect of the credit enhancement in the fair value measurement of the liability; (b) the issuer shall disclose the existence of any third-party credit enhancement on such liabilities, and (c) in the period of adoption the issuer shall disclose the valuation techniques used to measure the fair value of such liabilities and disclose any changes from valuation techniques used in prior periods. This guidance is effective for the Company on a prospective basis on January 1, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB EITF reached consensus on the following issues contained in EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock:” (1) how an entity should evaluate whether an instrument (or embedded feature) is indexed to the entity’s own stock; (2) how the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to the entity’s own stock; (3) how an issuer should account for equity-linked financial instruments issued to investors for purposes of establishing a market-based measure of the grant-date fair value of employee stock options. This guidance clarifies what instruments qualify as indexed to an entity’s own stock and are thereby exempt from requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eligible for equity classification under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and Potentially Settled in, a Company’s Own Stock.” This guidance is effective for the Company January 1, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, and must be applied retrospectively to all EPS data presented. The Company will adopt this guidance effective January 1, 2009 and estimates the impact will be to reduce earnings per basic share of Common Stock for the years ended December 31, 2008, 2007, and 2006 by $0.01, $0.05, and $0.06, respectively, and earnings per diluted share of Common Stock by $0.01, $0.01 and $0.02, respectively.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP, which is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively, addresses the accounting for certain convertible debt instruments including those that have been issued by the Company. It requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity within additional paid-in capital. The liability component of the debt instrument is accreted to par using the effective yield method, with the accretion being reported as a component of interest expense. Bond issuance costs are allocated to the debt and equity components in proportion to the debt proceeds. The Company will adopt this guidance effective January 1, 2009 and estimates the impact will be to reduce net income for the years ended December 31, 2008, 2007 and 2006 by $45 million, $43 million and $36 million, or $0.10, $0.09 and $0.07 per diluted share of Common Stock, respectively.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date and the disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company will adopt this guidance effective January 1, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 delays the effective date of SFAS No. 157 for these items to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt this guidance effective January 1, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. The Company will adopt this guidance effective January 1, 2009. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations, but will affect financial statement presentation and disclosure.

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

Upon the adoption of SFAS No. 159, the Company elected the fair value option for certain investments held within the commercial mortgage operations of the Asset Management segment. Specifically, the fair value option was elected for funded commercial mortgage loans held for sale originated beginning January 1, 2008. In addition, the Company elected the fair value option for fixed rate commercial mortgage loans held for investment that were held at December 31, 2007 and for such loans originated beginning January 1, 2008. The Company elected the fair value option for the loan programs mentioned above primarily to eliminate the need for hedge accounting under SFAS No. 133, while still achieving an offset in earnings from the associated interest rate derivative hedges.

Due to volatility in the credit markets, the Company experienced unexpected volatility in the fair value of the aforementioned fixed rate commercial mortgage loans held for investment that was not substantially offset by the associated interest rate derivative hedges during the quarter ended March 31, 2008. Therefore, the Company decided to no longer elect the fair value option on loans held for investment that were originated after March 31, 2008, and has applied hedge accounting under SFAS No. 133. See Note 18 for more information on SFAS No. 159.

The Company does not have material commercial mortgage loans held for sale outside of the commercial mortgage operations. The fair value option has not been elected for the Company’s other fixed rate commercial mortgage loans held for investment (primarily held by the general account), as the underlying business drivers and economics are different for these loans in that they are part of a diverse portfolio backing insurance liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change practices in determining fair value. The Company adopted this guidance effective January 1, 2008. See Note 18 for more information on SFAS No. 157.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS No. 158 also requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. The Company adopted this guidance on December 31, 2008 and the impact of changing from a September 30 measurement date to a December 31 measurement date was a net after-tax increase to retained earnings of $17 million.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. See Note 17 for details regarding the adoption of this pronouncement on January 1, 2007.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus previous to the adoption of this standard has not had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Consolidated Statements of Operations. The Company adopted this guidance effective January 1, 2007. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs, including deferred policy acquisition costs, valuation of business acquired and deferred sales inducements, on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007, which resulted in a net after-tax reduction to retained earnings of $20 million.

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

See Note 7 for information regarding Goodwill and VOBA impairments recorded during 2008.

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

CIGNA retained the assets and liabilities associated with the modified-coinsurance-without-assumption arrangement related to the remaining acquired separate account contracts, but has ceded the net profits or losses and the associated net cash flows to the Company for the remaining lives of the contracts. The reinsurance recoverable and reinsurance payable associated with this arrangement are discussed in more detail in Note 11.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2008	2007	2006
	(in millions)
Equity sales, trading and research operations(1)	$(1)	$(101)	$9
Real estate investments sold or held for sale(2)	42	63	98
Canadian IWP and IH operations(3)	—	—	(10)
Philippine insurance operations(4)	—	—	(12)
International securities operations(5)	(1)	8	(8)
Healthcare operations(6)	2	14	29
Other	—	—	(4)

Income (loss) from discontinued operations before income taxes	42	(16)	102
Income tax expense (benefit)(5)	11	(33)	31

Income from discontinued operations, net of taxes	$31	$17	$71

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $66 million and $21 million, respectively, at December 31, 2008 and $277 million and $98 million, respectively, at December 31, 2007.

(1)	In the second quarter of 2007, the Company announced its decision to exit the equity sales, trading and research operations of the Prudential Equity Group (“PEG”). PEG’s operations were substantially wound down by June 30, 2007. Included within the table above for the year ended December 31, 2007 is a $104 million pre-tax loss in connection with this decision, primarily related to employee severance costs.
(2)	Reflects the income or loss from discontinued real estate investments, primarily related to gains recognized on the sale of real estate properties.
(3)	In the third quarter of 2006, the Company entered into a reinsurance transaction related to its Canadian Intermediate Weekly Premium (“IWP”) and Individual Health (“IH”) operations, which resulted in these operations being accounted for as discontinued operations.
(4)	In the third quarter of 2006, the Company completed the sale of its Philippine insurance operations.
(5)	International securities operations include the European retail transaction-oriented stockbrokerage and related activities of Prudential Securities Group, Inc. The year ended December 31, 2007 includes a $21 million tax benefit associated with the discontinued international securities operations.
(6)	The sale of the Company’s healthcare business to Aetna was completed in 1999. The loss the Company previously recorded upon the disposal of its healthcare business was reduced in each of the years ended December 31, 2008, 2007 and 2006. The reductions were primarily the result of favorable resolution of certain legal, regulatory and contractual matters.

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

Notes to Consolidated Financial Statements

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) at December 31:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,236	$1,355	$13	$7,578
Obligations of U.S. states and their political subdivisions	891	32	12	911
Foreign government bonds	32,585	2,266	112	34,739
Corporate securities	87,028	1,630	9,604	79,054
Asset-backed securities(1)	16,057	109	4,174	11,992
Commercial mortgage-backed securities	12,381	5	2,334	10,052
Residential mortgage-backed securities(2)	13,513	450	233	13,730

Total fixed maturities, available for sale	$168,691	$5,847	$16,482	$158,056

Equity securities, available for sale	$7,288	$259	$1,482	$6,065

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,093	$115	$—	$1,208
Corporate securities	867	9	128	748
Asset-backed securities	782	25	1	806
Commercial mortgage-backed securities	11	—	—	11
Residential mortgage-backed securities	1,055	8	4	1,059

Total fixed maturities, held to maturity	$3,808	$157	$133	$3,832

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,829	$671	$2	$6,498
Obligations of U.S. states and their political subdivisions	864	57	1	920
Foreign government bonds	27,214	946	94	28,066
Corporate securities	81,494	2,728	1,406	82,816
Asset-backed securities	21,554	133	1,228	20,459
Commercial mortgage-backed securities	10,847	148	46	10,949
Residential mortgage-backed securities	12,335	168	49	12,454

Total fixed maturities, available for sale	$160,137	$4,851	$2,826	$162,162

Equity securities, available for sale	$7,895	$1,088	$403	$8,580

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$888	$10	$6	$892
Corporate securities	789	11	16	784
Asset-backed securities	649	11	2	658
Commercial mortgage-backed securities	9	—	—	9
Residential mortgage-backed securities	1,213	4	17	1,200

Total fixed maturities, held to maturity	$3,548	$36	$41	$3,543

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2008, is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$6,150	$6,084	$—	$—
Due after one year through five years	31,409	29,362	13	13
Due after five years through ten years	35,299	32,260	26	26
Due after ten years	53,882	54,576	1,921	1,917
Asset-backed securities	16,057	11,992	782	806
Commercial mortgage-backed securities	12,381	10,052	11	11
Residential mortgage-backed securities	13,513	13,730	1,055	1,059

Total	$168,691	$158,056	$3,808	$3,832

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2008	2007	2006
	(in millions)
Fixed maturities, available for sale:
Proceeds from sales	$69,536	$89,466	$83,075
Proceeds from maturities/repayments	12,308	10,230	11,543
Gross investment gains from sales, prepayments and maturities	1,063	811	863
Gross investment losses from sales and maturities	(763)	(506)	(749)
Fixed maturities, held to maturity:
Proceeds from maturities/repayments	$245	$255	$317
Gross investment gains from prepayments	—	—	—
Fixed maturity and equity security impairments:
Writedowns for impairments of fixed maturities	$(2,397)	$(187)	$(54)
Writedowns for impairments of equity securities	(1,202)	(75)	(31)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” at December 31:

	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$1,232	$1,232	$554	$554

Fixed maturities:
U.S. government authorities and agencies and obligations of U.S. states	147	143	82	83
Foreign government bonds	416	420	347	354
Corporate securities	8,814	7,971	7,584	7,547
Asset-backed securities	915	635	1,266	1,207
Commercial mortgage-backed securities	2,335	2,092	2,625	2,644
Residential mortgage-backed securities	708	684	1,147	1,136

Total fixed maturities	13,335	11,945	13,051	12,971

Equity securities	1,074	698	1,001	948

Total trading account assets supporting insurance liabilities	$15,641	$13,875	$14,606	$14,473

Net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” were $(1,633) million, $(143) million and $84 million during the years ended December 31, 2008, 2007 and 2006 respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows at December 31:

	2008		2007
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage loans by property type
Office buildings	$6,143	19.9%	$5,440	19.5%
Retail stores	5,641	18.3%	4,256	15.3%
Apartment complexes	6,425	20.8%	6,268	22.5%
Industrial buildings	6,576	21.3%	6,124	22.0%
Agricultural properties	2,001	6.5%	2,148	7.7%
Hospitality	1,641	5.3%	1,651	5.9%
Other	2,448	7.9%	1,988	7.1%

Total commercial mortgage loans	30,875	100.0%	27,875	100.0%

Valuation allowance	(250)		(137)

Total net commercial mortgage loans	30,625		27,738

Other loans
Uncollateralized loans	1,245		1,009
Collateralized by residential properties	978		939
Other collateralized loans	348		397

Total other loans	2,571		2,345
Valuation allowance	(82)		(36)

Total net other loans	2,489		2,309

Total commercial mortgage and other loans	$33,114		$30,047

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The commercial mortgage and other loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (24%), New York (9%) and Texas (7%) at December 31, 2008.

Activity in the allowance for losses for all commercial mortgage and other loans, for the years ended December 31, is as follows:

	2008	2007	2006
	(in millions)
Allowance for losses, beginning of year	$173	$185	$248
Addition to / (release of) allowance for losses	155	(11)	(57)
Charge-offs, net of recoveries	(1)	(2)	(7)
Change in foreign exchange	5	1	1

Allowance for losses, end of year	$332	$173	$185

Non-performing commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

	2008	2007
	(in millions)
Non-performing commercial mortgage and other loans with allowance for losses	$121	$31
Non-performing commercial mortgage and other loans with no allowance for losses	364	19
Allowance for losses, end of year	(49)	(27)

Net carrying value of non-performing commercial mortgage and other loans	$436	$23

Non-performing commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $248 million, $26 million, and $48 million for 2008, 2007 and 2006, respectively. Net investment income recognized on these loans totaled $26 million, $1 million and $3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The net carrying value of commercial loans held for sale by the Company as of December 31, 2008 and 2007 was $249 million and $848 million, respectively. As of December 31, 2008 and 2007, all of the Company’s commercial loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail stores, apartment complexes and industrial buildings. In certain transactions, the Company prearranges that it will sell the loan to an investor. As of December 31, 2008 and 2007, $71 million and $306 million, respectively, of loans held for sale are subject to such arrangements.

The Company exited the commercial mortgage securitization business during 2008. Commercial mortgage loans in securitization transactions accounted for by the Company as sales totaled $3,589 million and $2,704 million, for the years ended December 31, 2007 and 2006, respectively. The Company generally retained the servicing responsibilities related to its commercial loan securitizations. As of December 31, 2007, the Company also held commercial mortgage-backed securities representing a retained beneficial interest of $191 million in the mortgage loans the Company transferred to certain securitization vehicles in 2007. There were no such holdings as of December 31, 2008. The commercial mortgage-backed securities were classified as “Other trading account assets.” The Company recognized net pre-tax losses of $57 million for the year ended December 31, 2007, and net pre-tax gains of $36 million for the year ended December 31, 2006, in connection with securitization transactions, which are recorded in “Realized investment gains (losses), net.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Other Long-term Investments

“Other long-term investments” are comprised as follows at December 31:

	2008	2007
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$1,190	$956
Non real estate related	2,496	2,797

Total joint ventures and limited partnerships	3,686	3,753
Real estate held through direct ownership	2,165	1,832
Other	1,161	846

Total other long-term investments	$7,012	$6,431

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital, and in certain cases other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ minority interest in the feeder fund reported in “Other liabilities.” As of December 31, 2008 and 2007 respectively, the consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $253 million and $839 million. The minority interest in the consolidated feeder funds was $0 million and $59 million as of December 31, 2008 and 2007, respectively, and the master funds had gross assets of $421 million and $10,994 million, respectively, and gross liabilities of $168 million and $9,956 million, respectively, which are not included on the Company’s balance sheet. Excluded from the consolidated feeder funds shown above as of December 31, 2008 is $225 million related to a fixed income feeder fund that was deconsolidated during the year ended 2008. The related master fund had gross assets and gross liabilities of $3.9 billion and $3.5 billion, respectively, as of December 31, 2008, which are not included on the Company’s balance sheet.

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

	At December 31,
	2008	2007
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Investments in real estate	$6,808	$7,419
Investments in securities	16,394	12,686
Cash and cash equivalents	753	692
Receivables	8,502	8,216
Property and equipment	162	107
Other assets(1)	2,353	3,171

Total assets	$34,972	$32,291

Borrowed funds-third party	$3,589	$3,061
Borrowed funds-Prudential	478	513
Payables	6,443	6,534
Other liabilities(2)	2,880	2,286

Total liabilities	13,390	12,394
Partners’ capital	21,582	19,897

Total liabilities and partners’ capital	$34,972	$32,291

Equity in partners’ capital included above(3)	$4,861	$4,294
Equity in limited partnership interests not included above	234	373

Carrying value	$5,095	$4,667

(1)	Other assets consist of goodwill, intangible assets and other miscellaneous assets.
(2)	Other liabilities consist of securities repurchase agreements and other miscellaneous liabilities.
(3)	As of December 31, 2008 includes $316 million pre-tax of impairments the Company recorded to the carrying value of certain operating joint ventures in its International Investments segment.

	Years ended December 31,
	2008	2007	2006
	(in millions)
STATEMENTS OF OPERATIONS
Income from real estate investments	$292	$398	$333
Income from securities investments	3,004	6,238	5,616
Income from other	783	7	27
Interest expense-third party	(540)	(385)	(413)
Depreciation	(31)	(1)	(14)
Management fees/salary expense	(2,845)	(2,378)	(2,191)
Other expenses	(2,357)	(2,096)	(1,874)

Net earnings (losses)	$(1,694)	$1,783	$1,484

Equity in net earnings (losses) included above(1)	$(790)	$532	$424
Equity in net earnings (losses) of limited partnership interests not included above	(31)	66	117

Total equity in net earnings (losses)	$(821)	$598	$541

(1)	The year ended December 31, 2008 includes $316 million pre-tax of impairments the Company recorded to the carrying value of certain operating joint ventures in its International Investments segment.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2008	2007	2006
	(in millions)
Fixed maturities, available for sale	$8,508	$8,797	$8,325
Fixed maturities, held to maturity	87	90	95
Equity securities, available for sale	325	292	263
Trading account assets	797	758	708
Commercial mortgage and other loans	1,950	1,745	1,628
Policy loans	544	521	491
Broker-dealer related receivables	147	199	174
Short-term investments and cash equivalents	527	684	589
Other long-term investments	(108)	442	411

Gross investment income	12,777	13,528	12,684
Less investment expenses	(894)	(1,511)	(1,364)

Net investment income	$11,883	$12,017	$11,320

Carrying value for non-income producing assets included in fixed maturities and other long-term investments totaled $249 million and $1 million, respectively, as of December 31, 2008. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2008.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2008	2007	2006
	(in millions)
Fixed maturities	$(2,097)	$118	$60
Equity securities	(1,382)	634	309
Commercial mortgage and other loans	(175)	26	82
Investment real estate	1	10	19
Joint ventures and limited partnerships	(47)	105	154
Derivatives	1,297	(275)	103
Other	28	(5)	47

Realized investment gains (losses), net	$(2,375)	$613	$774

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

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2005	$6,499	$(220)	$(1,627)	$(2,302)	$(774)	$1,576
Net investment gains (losses) on investments arising during the period	(1,007)	—	—	—	349	(658)
Reclassification adjustment for (gains) losses included in net income	(389)	—	—	—	135	(254)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	47	—	—	(17)	30
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	299	—	(105)	194
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	436	(153)	283

Balance, December 31, 2006	5,103	(173)	(1,328)	(1,866)	(565)	1,171
Net investment gains (losses) on investments arising during the period	(1,322)	—	—	—	433	(889)
Reclassification adjustment for (gains) losses included in net income	(756)	—	—	—	248	(508)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	55	—	—	(19)	36
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	86	—	(30)	56
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	820	(286)	534

Balance, December 31, 2007	3,025	(118)	(1,242)	(1,046)	(219)	400
Net investment gains (losses) on investments arising during the period	(18,367)	—	—	—	6,437	(11,930)
Reclassification adjustment for (gains) losses included in net income	3,449	—	—	—	(1,209)	2,240
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	1,597	—	—	(559)	1,038
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	858	—	(301)	557
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	1,477	(517)	960

Balance, December 31, 2008	$(11,893)	$1,479	$(384)	$431	$3,632	$(6,735)

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2008	2007	2006
	(in millions)
Fixed maturities, available for sale	$(10,635)	$2,025	$3,988
Equity securities, available for sale	(1,223)	685	1,279
Derivatives designated as cash flow hedges(1)	(227)	(267)	(191)
Other investments	192	582	27

Net unrealized gains (losses) on investments	$(11,893)	$3,025	$5,103

(1)	See Note 19 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at December 31:

	2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$994	$13	$—	$—	$994	$13
Obligations of U.S. states and their political subdivisions	299	11	7	1	306	12
Foreign government bonds	3,580	72	294	40	3,874	112
Corporate securities	36,549	4,508	17,707	5,224	54,256	9,732
Commercial mortgage-backed securities	6,537	1,380	3,407	954	9,944	2,334
Asset-backed securities	4,925	1,791	5,910	2,384	10,835	4,175
Residential mortgage-backed securities	824	109	1,557	128	2,381	237

Total	$53,708	$7,884	$28,882	$8,731	$82,590	$16,615

(1)	Includes $926 million of fair value and $133 million of gross unrealized losses at December 31, 2008 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2007
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,577	$2	$22	$—	$5,599	$2
Obligations of U.S. states and their political subdivisions	529	—	20	—	549	—
Foreign government bonds	3,633	50	1,430	51	5,063	101
Corporate securities	65,577	1,025	9,091	397	74,668	1,422
Commercial mortgage-backed securities	8,703	27	1,519	20	10,222	47
Asset-backed securities	15,711	1,031	3,139	198	18,850	1,229
Residential mortgage-backed securities	10,068	22	2,692	44	12,760	66

Total	$109,798	$2,157	$17,913	$710	$127,711	$2,867

(2)	Includes $2,019 million of fair value and $41 million of gross unrealized losses at December 31, 2007 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The gross unrealized losses at December 31, 2008 and 2007 are composed of $12,863 million and $2,476 million related to investment grade securities and $3,752 million and $391 million related to below investment grade securities, respectively. At December 31, 2008, $11,505 million of the gross unrealized losses represented declines in value of greater than 20%, $10,509 million of which had been in that position for less than six months, as compared to $426 million at December 31, 2007 that represented declines in value of greater than 20%, all of which had been in that position for less than six months. At December 31, 2008, the $8,731 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and utilities sectors of the Company’s corporate securities. At December 31, 2007, the $710 million of gross unrealized losses of twelve months or more were concentrated in the manufacturing, utilities and services sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at December 31, 2008 or 2007. Each security is current on its contractual payments, and a detailed analysis of the underlying credit resulted in the determination that there is no evidence of probable credit deterioration that would indicate they would be unable to meet their contractual obligations. The declines in fair value were primarily due to credit spread widening and increased liquidity discounts. In each case, the Company has the ability and intent to hold the security for a period of time to allow for a recovery of value.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at December 31:

	2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$3,978	$1,419	$263	$63	4,241	$1,482

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2007
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$5,725	$403	$5	$—	$5,730	$403

At December 31, 2008, $1,227 million of the gross unrealized losses represented declines of greater than 20%, $1,086 million of which had been in that position for less than six months. At December 31, 2007, $154 million of the gross unrealized losses represented declines of greater than 20%, substantially all of which had been in that position for less than six months. Securities with fair value of $263 million and gross unrealized losses of $63 million that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2008 represent perpetual preferred securities, which have characteristics of both debt and equity securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at December 31, 2008 or 2007.

Duration of Gross Unrealized Loss Positions for Cost Method Investments

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual cost method investments have been in a continuous unrealized loss position, at December 31:

	2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$150	$19	$85	$10	$235	$29

	2007
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$47	$2	35	$4	$82	$6

The aggregate cost of the Company’s cost method investments included in “Other long-term investments” totaled $507 million and $370 million at December 31, 2008 and 2007, respectively. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at December 31, 2008 or 2007.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Company determines that it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns, the Company would be deemed to be the VIE’s “primary beneficiary” and would be required to consolidate the VIE.

Consolidated Variable Interest Entities for which the Company is the Sponsor

The Company is the sponsor of certain asset-backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds, as discussed in further detail in Note 2. The Company sells or syndicates investments through these vehicles, principally as part of the proprietary investing activity of the Company’s asset management business. Additionally, the Company may invest in debt or equity securities issued by these vehicles. CDOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company analyzes these relationships to determine whether or not it absorbs the majority of expected loss or receives the majority of the expected residual returns, and thus is the primary beneficiary. This analysis includes a review of the Company’s size and relative position in the capital structure and/or a review of cash flow projections driven by assumptions regarding the underlying collateral including default rate, recovery rate, deal call probability, reinvestment rates and fees and expenses. The Company has not provided material financial or other support that was not contractually required to any VIE for which it is the sponsor.

The Company has determined that it is the primary beneficiary of certain VIEs that it sponsors, including one CDO and other investment structures, as it absorbs a majority of the expected losses or receives the majority of the expected residual returns. These VIEs are consolidated and reflected in the table below. The table below reflects the carrying amount and balance sheet caption in which the assets of consolidated VIEs for which the Company is the sponsor are reported. The liabilities of consolidated VIEs for which the Company is the sponsor are included in “Other liabilities” and are also reflected in the table below. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIE. As reflected in the table below, total assets of consolidated VIEs for which the Company is a sponsor decreased from December 31, 2007 primarily due to the deconsolidation of a fixed income feeder fund during 2008.

	At December 31,
	2008	2007
	(in millions)
Fixed maturities, available for sale	$29	$49
Commercial mortgages and other loans	450	461
Other long-term investments	100	554
Cash and cash equivalents	1	14
Accrued investment income	2	3
Other assets	5	5
Separate account assets	91	135

Total assets of consolidated VIEs	$678	$1,221

Total liabilities of consolidated VIEs	$515	$671

Unconsolidated Variable Interest Entities for which the Company is the Sponsor

The Company has also determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it will not absorb a majority of the expected losses or receive the majority of the expected residual returns. The Company’s maximum exposure to loss resulting from

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

its relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $674 million and $143 million at December 31, 2008 and 2007, respectively. These investments are reflected in “Fixed maturities, available for sale” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $5,916 million as of December 31, 2008. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

Consolidated Variable Interest Entities for which the Company is not the Sponsor

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities, but over which the Company does not exercise control and is not the sponsor. Included among these structured investments are asset-backed securities issued by a VIE that manages investments in the European market and structured investments issued by a VIE that manages yen-denominated investments coupled with cross-currency coupon swap agreements thereby creating synthetic dual currency investments. The Company’s position in the capital structure and/or relative size indicates that the Company is the primary beneficiary. The Company has not provided material financial or other support that was not contractually required to these VIEs. The table below reflects the carrying amount and balance sheet caption in which the assets of consolidated VIEs for which the Company is not the sponsor are reported. The liabilities of consolidated VIEs for which the Company is not the sponsor are included in “Other liabilities” and are also reflected in the table below. These liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	At December 31,
	2008	2007
	(in millions)
Fixed maturities, available for sale	$124	$121
Fixed maturities, held to maturity	1,012	822
Other trading account assets	404	—
Other long-term investments	43	28
Cash and cash equivalents	79	—
Accrued investment income	8	4
Other assets	55	—

Total assets of consolidated VIEs	$1,725	$975

Total liabilities of consolidated VIEs	$61	$—

In addition, not reflected in the table above, the Company has created a trust that is a VIE, to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program (“FANIP”). The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The trust is the beneficiary of an indemnity agreement with the Company that provides that the Company is responsible for any and all costs related to the notes issued with limited exception. As a result, the Company has determined that it is the primary beneficiary of the trust, which is therefore consolidated.

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $7,130 million and $8,535 million at December 31, 2008 and 2007, respectively, is classified on the Consolidated Statements of Financial Position within “Policyholders’ account balances.” Creditors of the trust do have recourse to the Company if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Significant Variable Interests in Unconsolidated Variable Interest Entities for which the Company is not the Sponsor

In addition, in the normal course of its activities, the Company will invest in structured investments including VIEs. These structured investments typically invest in fixed income investments and are managed by third parties and include Asset-backed securities, Commercial mortgage-backed securities and Residential mortgage-backed securities. The Company’s maximum exposure to loss on these structured investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has not provided material financial or other support that was not contractually required to these structures. The Company has determined that it is not the primary beneficiary of these structures due to its relative size and position in the capital structure of these entities.

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $8 billion as of December 31, 2008 and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $1,080 million and $1,933 million at December 31, 2008 and 2007, respectively, which includes the fair value of the embedded derivatives. During the second quarter of 2008, the Company restructured certain of these investments, which included an additional investment of approximately $500 million to fund its share of leverage in certain of the existing portfolios. The decrease in the maximum exposure to loss for unconsolidated VIEs from December 31, 2007 to December 31, 2008 is partly a result of this restructuring, as beginning in the second quarter of 2008, the underlying restructured portfolio of investments and derivatives, totaling approximately $680 million, are held directly on the balance sheet as a consolidated VIE primarily within “Other trading account assets, at fair value.” This consolidated VIE is reflected in the table above for those consolidated VIEs for which the Company is not the sponsor.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and collateralized borrowings. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2008	2007
	(in millions)
Fixed maturities, available for sale	$15,770	$16,073
Trading account assets supporting insurance liabilities	455	527
Other trading account assets	534	1,110
Separate account assets	4,550	5,372

Total securities pledged	$21,309	$23,082

As of December 31, 2008, the carrying amount of the associated liabilities supported by the pledged collateral was $19,708 million. Of this amount, $7,900 million was “Securities sold under agreements to repurchase,” $4,640 million was “Separate account liabilities,” $4,168 million was “Cash collateral for loaned securities,” $2,000 million was “Long-term debt,” and $1,000 million was “Short-term debt.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under agreements to resell. The fair value of this collateral was approximately $2,001 million and $965 million at December 31, 2008 and 2007, respectively, all of which, for both periods, had either been sold or repledged.

Assets of $516 million and $237 million at December 31, 2008 and 2007, respectively, were on deposit with governmental authorities or trustees. Additionally, assets carried at $696 million and $692 million at December 31, 2008 and 2007, respectively, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $208 million and $154 million at December 31, 2008 and 2007, respectively. These amounts include member and activity based stock associated with membership in the Federal Home Loan Bank of New York. Restricted cash and securities of $4,424 million and $3,097 million at December 31, 2008 and 2007, respectively, were included in “Other assets.” The restricted cash and securities primarily represent funds deposited by clients and funds accruing to clients as a result of trades or contracts.

5.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2008	2007	2006
		(in millions)
Balance, beginning of year	$12,339	$10,863	$9,438
Capitalization of commissions, sales and issue expenses	2,303	2,250	2,039
Amortization	(1,424)	(996)	(745)
Change in unrealized investment gains and losses	1,594	53	45
Disposition of subsidiaries	—	—	(6)
Foreign currency translation and other	314	185	92
Impact of adoption of SOP 05-1	—	(16)	—

Balance, end of year	$15,126	$12,339	$10,863

6.    INVESTMENTS IN OPERATING JOINT VENTURES

The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. Investments in operating joint ventures include the Company’s investment in Wachovia Securities, as well as investments in other operating joint ventures as part of the Company’s International Insurance and International Investment segments. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 4.

Investment in Wachovia Securities

On July 1, 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities, a joint venture currently headquartered in St. Louis, Missouri. The transaction included the contribution of certain assets and liabilities of the Company’s securities brokerage operations; however, the Company retained certain assets and liabilities related to the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS IN OPERATING JOINT VENTURES (continued)

contributed operations, including liabilities for certain litigation and regulatory matters. The Company and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to March 31, 2004. Reflecting the Company’s intention to put its interest in the Wachovia Securities joint venture, as discussed below, the results of the joint venture are included in Corporate and Other operations as a divested business.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. (“A.G. Edwards”) and on January 1, 2008 contributed the retail securities brokerage business of A.G. Edwards to the joint venture. Wachovia’s contribution of this business entitled the Company to elect a “lookback” option (which the Company elected) that permits the Company to delay for a period of two years ending on January 1, 2010, the decision on whether or not to make payments to avoid or limit dilution of its 38% ownership interest in the joint venture. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on the Company’s diluted ownership level, which is in the process of being determined. At the end of the “lookback” period, the Company may “put” its joint venture interests to Wachovia based on the appraised value of the joint venture excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities. Based upon the existing agreements and the Company’s estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, the Company adjusted the carrying value of its ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of the A.G. Edwards business and the dilution of the Company’s 38% ownership interest and to record the value of the above described rights under the “lookback” option. As a result, the Company recognized an increase to “Additional paid-in capital” of $1.041 billion, net of tax. The Company’s recorded share of pre-tax losses from the joint venture of $331 million for the year ended December 31, 2008 reflects its estimated diluted ownership level based upon the existing agreements and its estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. Establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business will result in an adjustment to the credit to equity and a true-up to the Company’s earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the year ended December 31, 2008 and the finally determined diluted ownership percentage. The Company does not anticipate any such adjustment to have a material effect on its reported results of operations.

On October 3, 2008, Wachovia and Wells Fargo & Company (“Wells Fargo”) announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wachovia would be merged into Wells Fargo, which would succeed to Wachovia’s rights and obligations under the joint venture arrangements. As reported by Wells Fargo, this merger was completed on December 31, 2008.

On December 4, 2008, the Company announced its intention, assuming completion of the merger of Wachovia into Wells Fargo, to exercise its right under the “lookback” option to put its joint venture interests to Wells Fargo. Under the terms of the joint venture agreements, closing of the put transaction would occur on or about January 1, 2010. As indicated above, the results associated with the Company’s joint venture interest have been classified as results of a divested business, reflecting the Company’s intention to exit this business.

Earnings of the joint venture, which are included in Corporate and Other operations, are subject to certain risks pertaining to the joint venture operations, including customer claims, litigation and regulatory investigations affecting Wachovia Securities’ businesses. Such customer claims, litigation and regulatory matters include matters typical for retail securities brokerage and clearing operations and matters unique to the joint venture operations. In recent months, following the failure in early 2008 of the auctions which set the rates for most

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS IN OPERATING JOINT VENTURES (continued)

auction rate securities, Wachovia Securities has become the subject of customer complaints, legal actions, including a putative class action, and investigations by securities regulators and agencies relating to Wachovia Securities’ role in the underwriting, sale and auction of auction rate securities. On August 15, 2008, Wachovia announced that it had reached an agreement in principle for a global settlement of investigations concerning the underwriting, sale and subsequent auction of certain auction rate securities by subsidiaries of Wachovia Securities and had recorded an increase to legal reserves. The Company’s recorded share of pre-tax losses from the joint venture for the year ended December 31, 2008 includes $355 million, which is the Company’s share of this charge.

The Company’s investment in Wachovia Securities, excluding the value of the “lookback” option, was $1.812 billion and $1.220 billion as of December 31, 2008 and 2007, respectively. The Company recognized pre-tax losses from Wachovia Securities of $331 million for the year ended December 31, 2008, and pre-tax equity earnings of $370 million and $294 million for the years ended December 31, 2007 and 2006, respectively. The income tax benefit associated with these losses was $110 million for the year ended December 31, 2008, and the income tax expense associated with these earnings was $146 million and $117 million for the years ended December 31, 2007 and 2006, respectively. Dividends received from the investment in Wachovia Securities were $104 million, $366 million and $277 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In connection with the combination of the Company’s retail securities brokerage and clearing operations with those of Wachovia, the Company entered into various agreements with Wachovia and Wachovia Securities, including one associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in asset management fees has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination. The agreement extends for ten years after termination of the Company’s participation in the joint venture. The revenue from Wachovia under this agreement was $55 million in 2008, $51 million in 2007 and $51 million in 2006.

Investments in other operating joint ventures

The Company has made investments in other operating joint ventures as part of its International Insurance and International Investments segments. The Company’s combined investment in these other operating joint ventures was $525 million and $1.040 billion as of December 31, 2008 and 2007, respectively, including $217 million and $633 million, respectively, related to an indirect investment in China Pacific Group, a Chinese insurance operation. The indirect investment in China Pacific Group includes unrealized changes in market value, which are included in accumulated other comprehensive income and relate to the market price of China Pacific Group’s publicly traded shares, which began trading on the Shanghai Exchange in 2007. The Company recognized combined after-tax losses from these joint ventures of $226 million for the year ended December 31, 2008, including $316 million pre-tax of impairments the Company recorded to the carrying value of certain operating joint ventures in its International Investments segment. The Company recognized combined after-tax equity earnings from these operating joint ventures of $22 million and $31 million for the years ended December 31, 2007 and 2006, respectively. The 2008 impairments are reflective of the significant deterioration in financial market conditions that occurred during the fourth quarter of 2008, which resulted in a decline in anticipated future asset management fees, and hence a decrease in the expected future earnings of the operating joint ventures. Dividends received from these investments combined were $35 million, $31 million and $29 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company transacts with certain of these operating joint ventures in the normal course of business, on terms equivalent to those that prevail in arm’s length transactions. In 2008, the Company recognized $14 million of asset management fee income from these transactions.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES

Valuation of Business Acquired

The balance of and changes in VOBA as of and for the years ended December 31, are as follows:

	2008	2007	2006
	(in millions)
Balance, beginning of year	$1,072	$1,304	$776
Acquisitions	—	—	647
Amortization(1)	(448)	(243)	(182)
Change in unrealized investment gains and losses	3	2	2
Interest(2)	51	62	60
Foreign currency translation	41	12	1
Impact of adoption of SOP 05-1	—	(12)	—
Impact of adoption of FIN No. 48(3)	—	(53)	—

Balance, end of year	$719	$1,072	$1,304

(1)	The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 5, 17, 7 and 6 years for the VOBA related to the insurance transactions associated with Allstate, CIGNA, American Skandia, Inc. (“American Skandia”), and Aoba Life Insurance Company, LTD. (“Aoba Life”), respectively. The VOBA balances at December 31, 2008 were $140 million, $297 million, $78 million, and $204 million related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively.
(2)	The interest accrual rates vary by product. The interest rates were 5.42%, 7.30%, 5.72%, and 2.50% to 2.60% for the VOBA related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively.
(3)	Upon adoption of FIN No. 48, the Company reduced its valuation allowance on the deferred taxes associated with the acquisition of Gibraltar Life. In accordance with FAS No. 109 and FAS No. 154, the reduction in valuation allowance was applied against non-current intangible assets prior to being applied to retained earnings.

During the fourth quarter of 2008, the Company recognized an impairment of $234 million, included on the Amortization line in the table above, related to the VOBA associated with the Allstate acquisition. This impairment is reflective of the continued deterioration in the financial markets, which resulted in additional market depreciation within the separate account assets and corresponding decreases in fee income and overall expected future earnings for this business. The impairment was determined using discounted present value of future estimated gross profits.

The following table provides estimated future amortization, net of interest, for the periods indicated.

VOBA Amortization
(in millions)
2009	$69
2010	60
2011	53
2012	46
2013	38
2014 and thereafter	453

Total	$719

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES (continued)

Goodwill

The changes in the book value of goodwill by segment are as follows:

	Year Ended December 31, 2008
	Balance at January 1	Acquisitions	Impairment Charge	Other(1)	Balance at December 31
	(in millions)
Individual Annuities	$97	$—	$(97)	$—	$—
Asset Management	243	—	—	(2)	241
Retirement	338	106	—	—	444
International Insurance	23	—	—	(6)	17
International Investments	126	4	(123)	(7)	—
Real Estate and Relocation Services	119	—	(117)	(2)	—

Total	$946	$110	$(337)	$(17)	$702

	Year Ended December 31, 2007
	Balance at January 1	Acquisitions	Impairment Charge	Other(1)	Balance at December 31
	(in millions)
Individual Annuities	$97	$—	$—	$—	$97
Asset Management	238	—	—	5	243
Retirement	338	—	—	—	338
International Insurance	19	—	—	4	23
International Investments	125	—	—	1	126
Real Estate and Relocation Services	118	—	—	1	119

Total	$935	$—	$—	$11	$946

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed goodwill impairment testing for all six reporting units that had goodwill at December 31, 2008. There was an indication of impairment in three reporting units, and accordingly, the second step of the test was performed on these reporting units. Based on the results of the second step, all of the goodwill in these three reporting units was impaired, which resulted in a total charge of $337 million during the fourth quarter of 2008. The impairment was reported in “General and administrative expenses.”

During the fourth quarter of 2008, the Company impaired the entire $97 million of goodwill associated with the Individual Annuities segment. This impairment is reflective of continued deterioration of financial market conditions, which resulted in additional market depreciation within separate account assets and corresponding decreases in anticipated fee income and overall expected future earnings for this business.

During the fourth quarter of 2008, the Company impaired the entire $123 million of goodwill associated with the International Investments segment’s asset management reporting unit. This impairment is reflective of the significant deterioration in financial market conditions that occurred during the fourth quarter of 2008, which resulted in a decline in anticipated future asset management and transaction based fees, and hence a decrease in the expected future earnings of the segment’s asset management businesses.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES (continued)

During the fourth quarter of 2008, the Company impaired the entire $117 million of goodwill associated with Corporate and Other operation’s real estate and relocation services reporting unit. This impairment is reflective of the further deterioration of the U.S. housing market that occurred during the fourth quarter of 2008 and the Company’s current view of the timing of the future recovery of this market, which resulted in a decrease in the expected future earnings of this business.

There were no goodwill impairment charges during 2007 or 2006.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in millions)
Subject to amortization:
Mortgage servicing rights	$247	$(93)	$154	$242	$(86)	$156
Customer relationships	357	(153)	204	310	(142)	168
Other	30	(20)	10	31	(21)	10
Not subject to amortization	N/A	N/A	5	N/A	N/A	6

Total			$373			$340

The fair values of net mortgage servicing rights were $166 million and $183 million at December 31, 2008 and 2007, respectively. Amortization expense for other intangibles was $48 million for the year ending December 31, 2008 and $46 million for the years ended December 31, 2007 and 2006, respectively. Amortization expense for other intangibles is expected to be approximately $56 million in 2009, $52 million in 2010, $44 million in 2011, $40 million in 2012 and $37 million in 2013.

8.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2008	2007
	(in millions)
Life insurance	$94,940	$88,017
Individual and group annuities and supplementary contracts	16,899	17,463
Other contract liabilities	7,956	3,826

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	119,795	109,306

Unpaid claims and claim adjustment expenses	2,156	2,103

Total future policy benefits	$121,951	$111,409

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    POLICYHOLDERS’ LIABILITIES (continued)

Life insurance liabilities include reserves for death and endowment policy benefits, terminal dividends and certain health benefits. Individual and group annuities and supplementary contracts liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities include unearned revenue and certain other reserves for group, annuities and individual life and health products.

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 15% and 17% of domestic individual life insurance in force at December 31, 2008 and 2007, respectively, and 85%, 87% and 89% of domestic individual life insurance premiums for 2008, 2007 and 2006, respectively.

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

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 1.1% to11.9%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 1.2% to 6.5%.

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration traditional and non-participating annuities; structured settlements and single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $1,451 million and $2,464 million as of December 31, 2008 and 2007, respectively, are included in “Future policy benefits” with respect to these deficiencies, of which $200 million and $1,160 million as of December 31, 2008 and 2007, respectively, relate to net unrealized gains on securities classified as available for sale.

The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 9 and are primarily reflected in Other contract liabilities in the table above.

Unpaid claims and claim adjustment expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet dates related to group disability products. Unpaid claim liabilities are discounted using interest rates ranging from 0% to 6%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    POLICYHOLDERS’ LIABILITIES (continued)

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2008	2007
	(in millions)
Individual annuities	$20,639	$15,420
Group annuities	21,189	20,342
Guaranteed investment contracts and guaranteed interest accounts	20,964	13,274
Funding agreements	7,291	8,601
Interest-sensitive life contracts	14,605	12,271
Dividend accumulations and other	14,925	14,414

Policyholders’ account balances	$99,613	$84,322

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2008 and 2007, are $7,234 million and $8,557 million, respectively, related to the Company’s FANIP product which is carried at fair value under hedge accounting. For additional details on the FANIP product see Note 4. The interest rates associated with such notes range from 1.3% to 5.7%. Interest crediting rates range from 0% to 12.3% for interest-sensitive life contracts and from 0% to 13.4% for contracts other than interest-sensitive life. Less than 2% of policyholders’ account balances have interest crediting rates in excess of 8%.

As discussed in Note 12, in February, 2009, the Company issued $1 billion in funding agreements to the Federal Home Loan Bank of New York, which will be reflected within “Policyholders’ account balances.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, contract lapses and contractholder mortality.

For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, timing of annuitization, contract lapses and contractholder mortality.

For guarantees of benefits that are payable at withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed withdrawal payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility or contractholder behavior used in the original pricing of these products.

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2008 and 2007, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2008		December 31, 2007
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death	At Annuitization/ Accumulation(1)
(dollars in millions)
Variable Annuity Contracts

Return of net deposits
Account value	$34,892	$ 23	$42,995	$ 47
Net amount at risk	$ 6,462	$ 6	$ 1,204	$ 4
Average attained age of contractholders	61 years	65 years	61 years	65 years

Minimum return or contract value
Account value	$21,745	$33,281	$32,334	$37,162
Net amount at risk	$ 9,640	$ 6,330	$ 2,255	$ 996
Average attained age of contractholders	65 years	61 years	64 years	60 years
Average period remaining until earliest expected annuitization	N/A	4 years	N/A	5 years

(1)	Includes income and withdrawal benefits as described herein.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	December 31, 2008		December 31, 2007
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
		(in millions)
Variable Annuity Contracts

Market value adjusted annuities
Account value	$8,185	$7,673	$1,417	$1,418

	December 31, 2008	December 31, 2007
	In the Event of Death
	(dollars in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
No lapse guarantees
Separate account value	$1,754	$2,366
General account value	$2,489	$2,201
Net amount at risk	$63,164	$59,013
Average attained age of contractholders	46 years	45 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Equity funds	$16,809	$36,100
Bond funds	7,866	6,732
Balanced funds	13,202	22,510
Money market funds	3,934	2,966
Other	1,343	3,198

Total	$43,154	$71,506

In addition to the amounts invested in separate account investment options above, $13,483 million at December 31, 2008 and $3,823 million at December 31, 2007 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives under SFAS No. 133 and are recorded at fair value. Changes in the fair value of these derivatives, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.” As discussed above, the Company maintains a portfolio of derivative investments that serve as a partial economic hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivatives investments does not qualify for hedge accounting treatment under U.S. GAAP.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	GMDB		GMIB	GMAB/ GMWB/ GMIWB
	Variable Life, Variable Universal Life and Universal Life	Variable Annuity	Variable Annuity	Variable Annuity
		(in millions)
Balance at January 1, 2006	$23	$68	$15	$(2)
Acquisition	—	—	—	2
Incurred guarantee benefits(1)	17	68	14	(38)
Paid guarantee benefits and other	(1)	(46)	—	—

Balance at December 31, 2006	39	90	29	(38)

Incurred guarantee benefits(1)	35	61	24	206
Paid guarantee benefits and other	—	(65)	1	—
Impact of adoption of SOP 05-1	—	(1)	(1)	—

Balance at December 31, 2007	74	85	53	168

Incurred guarantee benefits(1)	54	621	206	3,061
Paid guarantee benefits and other	(6)	(143)	—	—

Balance at December 31, 2008	$122	$563	$259	$3,229

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The GMIB liability is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue (or, in the case of acquired contracts at the acquisition date) the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which includes an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The GMIWB features predominantly present a benefit that provides a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option guarantees that, upon the election of such benefit, a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of: (1) the account value on the date of first withdrawal; (2) cumulative deposits when withdrawals commence, less cumulative withdrawals plus a minimum return; or (3) the highest contract value on a specified date minus any withdrawals. The income option guarantees that a contract holder can, upon the election of this benefit, withdraw a lesser amount each year for the annuitant’s life based on the total guaranteed balance. The withdrawal or income benefit can be elected by the contract holder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

As part of risk management strategy, the Company hedges or limits exposure to these risks, excluding those risks that have been deemed suitable to retain, through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments, such as equity options and interest rate swaps. The automatic rebalancing element included in the design of certain variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements utilized for certain products to manage these risks include asset allocation and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into four broad categories, (1) those that utilize both an automatic rebalancing element and capital markets hedging, such as for certain GMIWB riders; (2) those that utilize only an automatic rebalancing element, such as for certain GMAB riders that feature the GRO policyholder benefits; (3) those that utilize only capital markets hedging , such as for certain legacy GMIWB, GMWB and GMAB riders; and (4) those with risks that have been deemed suitable to retain, such as for GMDB and GMIB riders. Riders in categories 1 and 2 from above also include GMDB riders, and as such the GMDB risk in these riders benefits from the automatic rebalancing element.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other assets.” The Company offers various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit, (2) additional credits after a certain number of years a contract is held and (3) enhanced interest crediting rates that are higher than the normal general account interest rate credited in certain product lines. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances,” are as follows:

Sales Inducements
(in millions)
Balance at January 1, 2006	$381
Capitalization	233
Amortization	(51)

Balance at December 31, 2006	563

Capitalization	326
Amortization	(86)
Impact of adoption of SOP 05-1	(5)

Balance at December 31, 2007	798

Capitalization	334
Amortization	(109)

Balance at December 31, 2008	$1,023

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. The Company recognized a policyholder dividend obligation of $433 million at December 31, 2008, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. However, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of December 31, 2008 was reduced to zero through “Accumulated other comprehensive income (loss).” At December 31, 2007, the Company recognized a policyholder dividend obligation of $732 million for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains of $1.047 billion were reflected as an adjustment to the policyholder dividend obligation, with an offsetting amount reported in “Accumulated other comprehensive income (loss)” at December 31, 2007. See the table below for changes in the components of the policyholder dividend obligation for the years ended December 31, 2008 and 2007.

On December 19, 2008, Prudential Insurance’s Board of Directors acted to reduce the dividends payable in 2009 on Closed Block policies. This decrease reflects the deterioration in investment results and resulted in a $187 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2008. On December 11, 2007, Prudential Insurance’s Board of Directors acted to increase the dividends payable in 2008 on Closed Block policies. This increase reflected improved mortality as well as investment gains. These actions resulted in an $89 million increase in the liability for policyholder dividends recognized in the year ended December 31, 2007.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2008	2007
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,763	$51,208
Policyholders’ dividends payable	1,036	1,212
Policyholder dividend obligation	—	1,779
Policyholders’ account balances	5,622	5,555
Other Closed Block liabilities	5,724	10,649

Total Closed Block Liabilities	64,145	70,403

Closed Block Assets
Fixed maturities, available for sale, at fair value	35,345	45,459
Other trading account assets, at fair value	120	142
Equity securities, available for sale, at fair value	2,354	3,858
Commercial mortgage and other loans	8,129	7,353
Policy loans	5,423	5,395
Other long-term investments	1,676	1,311
Short-term investments	1,340	1,326

Total investments	54,387	64,844
Cash and cash equivalents	1,779	1,310
Accrued investment income	615	630
Other Closed Block assets	409	581

Total Closed Block Assets	57,190	67,365

Excess of reported Closed Block Liabilities over Closed Block Assets	6,955	3,038
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	(4,371)	1,006
Allocated to policyholder dividend obligation	433	(1,047)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,017	$2,997

Information regarding the policyholder dividend obligation is as follows:

	2008	2007
	(in millions)
Balance, January 1	$1,779	$2,348
Impact from earnings allocable to policyholder dividend obligation	(299)	249
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(1,480)	(818)

Balance, December 31	$—	$1,779

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

Closed Block revenues and benefits and expenses for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(in millions)
Revenues
Premiums	$3,608	$3,552	$3,599
Net investment income	3,154	3,499	3,401
Realized investment gains (losses), net	(8)	584	490
Other income	15	51	50

Total Closed Block revenues	6,769	7,686	7,540

Benefits and Expenses
Policyholders’ benefits	4,087	4,021	3,967
Interest credited to policyholders’ account balances	141	139	139
Dividends to policyholders	2,122	2,731	2,518
General and administrative expenses	632	729	725

Total Closed Block benefits and expenses	6,982	7,620	7,349

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(213)	66	191
Income tax expense (benefit)	(193)	64	77

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	(20)	2	114
Income from discontinued operations, net of taxes	—	2	—

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$(20)	$4	$114

11.    REINSURANCE

The Company participates in reinsurance in order to provide additional capacity for future growth, to limit the maximum net loss potential arising from large risks and in acquiring or disposing of businesses. On June 1, 2006, the Company acquired the variable annuity business of Allstate through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement and a modified coinsurance arrangement which are more fully described in Note 3. The acquisition of the retirement business of CIGNA on April 1, 2004, required the Company, through a wholly-owned subsidiary, to enter into certain reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction. These reinsurance arrangements are more fully described in Note 3.

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

11.    REINSURANCE (continued)

The tables presented below exclude amounts pertaining to the Company’s discontinued operations.

Reinsurance amounts included in the Consolidated Statements of Operations for premiums and policyholders’ benefits for the years ended December 31, were as follows:

	2008	2007	2006
	(in millions)
Direct premiums	$16,668	$15,688	$15,122
Reinsurance assumed	33	35	99
Reinsurance ceded	(1,233)	(1,372)	(1,313)

Premiums	$15,468	$14,351	$13,908

Direct policyholders’ benefits	$17,341	$15,980	$15,464
Reinsurance assumed	435	146	148
Reinsurance ceded	(1,245)	(1,376)	(1,329)

Policyholders’ benefits	$16,531	$14,750	$14,283

Reinsurance recoverables at December 31, are as follows:

	2008	2007
	(in millions)
Individual and group annuities(1)	$856	$1,378
Life insurance	618	602
Other reinsurance	114	135

Total reinsurance recoverable	$1,588	$2,115

(1)	Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded related reinsurance payables of $856 million and $1,377 million at December 31, 2008 and 2007, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the retirement business of CIGNA, four major reinsurance companies account for approximately 59% of the reinsurance recoverable at December 31, 2008. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2008	2007
	(in millions)
Commercial paper	$5,586	$8,439
Floating rate convertible senior notes	2,151	4,883
Other notes payable(1)	2,397	590
Current portion of long-term debt	421	1,745

Total short-term debt(2)	$10,555	$15,657

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $1 billion in 2008, which are discussed in more detail below, and $816 million of Japanese Yen denominated notes in 2008.
(2)	Includes Prudential Financial debt of $4,474 million and $7,149 million at December 31, 2008 and 2007, respectively.

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt and convertible debt, was 1.95 % and 4.6% at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Company was in compliance with all covenants related to the above debt.

At December 31, 2008, the Company had $4,568 million in committed lines of credit from numerous financial institutions, substantially all of which were unused. These lines of credit generally have terms ranging from one to four years. The Company also has access to uncommitted lines of credit from financial institutions. In addition, the Company, as part of its real estate separate account activities, had outstanding lines of credit of $1,160 million at December 31, 2008, of which $498 million was used.

The Company issues commercial paper under the two programs described below primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At December 31, 2008 and 2007, the weighted average maturity of commercial paper outstanding was 29 and 28 days, respectively.

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services (“S&P”), P-2 by Moody’s Investor Service, Inc. (“Moody’s”) and F1 by Fitch Ratings Ltd. (“Fitch”) at December 31, 2008. Prudential Financial’s outstanding commercial paper borrowings were $1,243 million and $1,293 million at December 31, 2008 and December 31, 2007, respectively.

Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, rated A-1+ by S&P, P-1 by Moody’s and F1 by Fitch at December 31, 2008. Prudential Funding’s outstanding commercial paper borrowings were $4,343 million and $7,146 million at December 31, 2008 and December 31, 2007, respectively.

The outstanding commercial paper as of December 31, 2008 includes $898 million and $450 million under the Commercial Paper Funding Facility (“CPFF”) sponsored by the Federal Government related to Prudential Financial and Prudential Funding’s commercial paper programs, respectively. On February 19, 2009, the commercial paper credit rating of Prudential Financial was downgraded by Fitch from “F1” to “F2.” Consequently, Prudential Financial will no longer be eligible to issue commercial paper under the CPFF.

At December 31, 2008 and 2007, a portion of commercial paper borrowings were supported by $4,500 million and $5,000 million of the Company’s existing lines of credit, respectively. The Company’s ability to borrow under these line of credit facilities is conditioned on the continued satisfaction of customary conditions, including the absence of defaults (as defined in these facility agreements) and the maintenance at all times by

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. The Company’s ability to borrow under these facilities is not contingent on its credit ratings or subject to material adverse change clauses. Prudential Insurance’s total adjusted capital was $9.1 billion and $11.0 billion at December 31, 2008 and December 31, 2007, respectively. Prudential Financial’s consolidated GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, was $20.2 billion and $23.1 billion at December 31, 2008 and December 31, 2007, respectively.

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides Prudential Insurance access to collateralized borrowings, collateralized funding agreements, and other FHLBNY products. Collateralized borrowings from the FHLBNY will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. Collateralized funding agreements issued to the FHLBNY will be classified in “Policyholders’ account balances.” These funding agreements have priority claim status above debt holders of Prudential Insurance. Prudential Insurance’s membership in FHLBNY requires the ownership of member stock and borrowings from FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the outstanding borrowings. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $199 million as of December 31, 2008. Under guidance of the New Jersey Department of Banking and Insurance, the total amount of qualifying mortgage-related assets and U.S. Treasury securities that can be pledged as collateral by Prudential Insurance to FHLBNY is limited to 5% of the admitted assets of Prudential Insurance on a statutory basis, exclusive of separate account assets, as of the prior year end, which equates to $7.7 billion based on admitted assets as of December 31, 2007. Based upon this guidance and on the fair value of qualifying assets owned by Prudential Insurance within the Financial Services Businesses at December 31, 2008 (including assets on loan and assets pledged to the FHLBNY at that date and taking into account applicable required collateralization levels and required purchases of activity based FHLBNY stock), the estimated total borrowing capacity with the FHLBNY was approximately $6.5 billion at December 31, 2008. The fair value of the qualifying assets pledged as collateral by Prudential Insurance must be maintained at certain specified levels of the borrowed amount, which can vary, depending on the nature of the assets pledged. As of December 31, 2008, Prudential Insurance had pledged qualifying assets with a fair value of $4,075 million, which is above the minimum level required by the FHLBNY, and had outstanding borrowings of $3 billion, of which $1 billion is reflected in “Short-term debt” and $2 billion in “Long-term debt.”

In February 2009, the FHLBNY advanced the Company an additional $1 billion for which the Company issued funding agreements. These funding agreements will be reflected in “Policyholders’ account balances.”

On May 21, 2007, the Company called for redemption the $2 billion of outstanding floating rate convertible senior notes issued in 2005. Prior to redemption by the Company, substantially all holders elected to convert their senior notes as provided under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash up to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of Prudential Financial Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the closing market price of Prudential Financial Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. Accordingly, at conversion the Company issued 2,367,887 shares of Common Stock from treasury. The conversion had no impact on the Company’s results of operations and resulted in a net increase to shareholders’ equity of $44 million, reflecting the tax benefit associated with the conversion of the senior notes. The interest rate on these notes was a floating rate equal to 3-month LIBOR minus 2.76%, reset quarterly, and ranged from 2.60% to 2.61% in 2007.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

On December 7, 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is a floating rate equal to 3-month LIBOR minus 2.40%, reset quarterly, and ranged from 0% to 2.73% in 2008 and from 2.73% to 3.30% in 2007. These notes have been redeemable by Prudential Financial, at par plus accrued interest, since December 13, 2007. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders. On December 12, 2008, $1.879 billion of senior notes were repurchased by Prudential Financial at the request of the holders. As of December 31, 2008, $4 million of these notes remain outstanding. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2009.

On December 12, 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is a floating rate equal to 3-month LIBOR minus 1.63%, reset quarterly, and ranged from 0.37% to 3.52% in 2008 and was 3.52% in 2007. These notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date is June 15, 2009. During the fourth quarter of 2008, the Company repurchased, in individually negotiated transactions, $853 million of these notes which were offered to the Company by certain holders. These notes were repurchased at a discount resulting in a pre-tax gain of $41 million that is recorded within “Asset management fees and other income.” As of December 31, 2008, $2.147 billion of these notes remain outstanding.

Long-term Debt

Long-term debt at December 31, is as follows:

	Maturity Dates		Rate	2008	2007
				(in millions)
Prudential Holdings, LLC notes (the “IHC debt”)
Series A	2017	(1)	(2)	$333	$333
Series B	2023	(1)	7.245%	777	777
Series C	2023	(1)	8.695%	640	640
Fixed rate notes:
Surplus notes	2015-2025		8.10%-8.30%	444	444
Other fixed rate notes(3)	2009-2037		3.25%-9.13%	11,167	9,753
Floating rate notes:
Surplus notes	2016-2052		(4)	3,200	1,600
Other floating rate notes(3)	2009-2020		(5)	2,211	554
Junior subordinated notes	2068		8.88%-9.00%	1,518	—

Total long-term debt(6)				$20,290	$14,101

(1)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

(2)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 2.7% to 5.8% in 2008 and 5.8% to 6.5% in 2007.
(3)	Includes collateralized borrowings from the Federal Home Loan Bank of New York, of which $500 million are fixed rate notes and $1,500 million are floating rate notes. These borrowings are discussed in more detail above.
(4)	The interest rate on the floating rate Surplus notes ranged from 1.5% to 5.9% in 2008 and 5.4% to 5.9% in 2007.
(5)	The interest rates on the other floating rate notes are based on LIBOR and the U.S. Consumer Price Index. Interest rates ranged from 2.7% to 8.7% in 2008 and 2.7% to 7.5% in 2007.
(6)	Includes Prudential Financial debt of $12,186 million and $9,563 million at December 31, 2008 and 2007, respectively.

Several long-term debt agreements related to the above debt have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2008 and 2007, the Company was in compliance with all such debt covenants.

The fixed rate surplus notes issued by Prudential Insurance are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (the “Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2008 and 2007, the Company met these statutory capital requirements.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes. As of December 31, 2008 and 2007, $2,700 million and $1,100 million, respectively, were outstanding under this agreement. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. As of December 31, 2008 and 2007, these derivative instruments had no material value.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes to an unaffiliated financial institution. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that will require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus notes. As of December 31, 2008, the credit derivative was a liability of $16 million, net of $125 million in collateral that has been pledged by Prudential Financial. As of December 31, 2007, the credit derivative had no material value.

In June 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors. Also in June 2008, Prudential Financial issued $800 million of junior subordinated notes to retail investors with a fixed interest rate of 9.0% paid quarterly. In July 2008, Prudential Financial issued an additional $120 million of retail junior subordinated notes following the underwriters’ exercise of their over-allotment option. Both issuances are considered hybrid equity securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid equity securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant, or RCC, as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes, subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of the Company’s 6.625% Senior Notes due 2037. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid equity securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default.

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was decreased by $1 million and $26 million for the years ended December 31, 2008 and 2007, respectively. See Note 19 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,335 million, $1,429 million and $1,161 million, for the years ended December 31, 2008, 2007 and 2006, respectively. This includes interest expense of $152 million, $204 million and $150 million for the years ended December 31, 2008, 2007 and 2006, respectively, reported in “Net investment income.”

Included in “Policyholders’ account balances” are additional debt obligations of the Company. See Note 8 for further discussion.

Prudential Holdings, LLC Notes

On the date of demutualization, Prudential Holdings, LLC (“PHLLC”), a wholly-owned subsidiary of Prudential Financial, issued $1.75 billion in senior secured notes (the “IHC debt”). PHLLC owns the capital stock of Prudential Insurance and does not have any operating businesses of its own. The IHC debt represents senior secured obligations of PHLLC with limited recourse; neither Prudential Financial, Prudential Insurance nor any other affiliate of PHLLC is an obligor or guarantor on the IHC debt. The IHC debt is collateralized by 13.8% of the outstanding common stock of Prudential Insurance and other items specified in the indenture, primarily the “Debt Service Coverage Account” (the “DSCA”) discussed below.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

Net proceeds from the IHC debt amounted to $1,727 million. The majority of the net proceeds, or $1,218 million, was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. In addition, $72 million was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt. The remainder of the net proceeds were deposited to a restricted account within PHLLC. This restricted account, referred to as the DSCA, constitutes additional collateral for the IHC debt and as of December 31, 2008 had a balance of $917 million.

Summarized consolidated financial data for Prudential Holdings, LLC is presented below.

	2008	2007
	(in millions)
Consolidated Statements of Financial Position data at December 31:
Total assets	$326,707	$365,773
Total liabilities	317,253	348,438
Total equity	9,454	17,335
Total liabilities and equity	326,707	365,773

	2008	2007	2006
	(in millions)
Consolidated Statements of Operations data for the years ended December 31:
Total revenues	$19,303	$22,772	$21,221
Total benefits and expenses	20,978	20,646	19,067
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	(1,675)	2,126	2,154
Net income (loss)	(1,476)	1,873	1,903

Consolidated Statements of Cash Flows data for the years ended December 31:
Cash flows from operating activities	$5,939	$2,990	$6,076
Cash flows from (used) in investing activities	2,453	(1,109)	(7,056)
Cash flows from (used in) financing activities	(5,216)	(2,661)	1,244
Effect of foreign exchange rate changes on cash balances	—	(6)	2
Net increase (decrease) in cash and cash equivalents	3,176	(786)	266

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

At December 31, 2008, the Company was in compliance with all IHC debt covenants.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
		(in millions)
Balance, December 31, 2005	604.9	107.4	497.5	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	32.4	(32.4)	—
Stock-based compensation programs(1)	—	(6.0)	6.0	—

Balance, December 31, 2006	604.9	133.8	471.1	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	32.0	(32.0)	—
Stock-based compensation programs(1)	—	(5.9)	5.9	—
Convertible senior notes(2)	—	(2.4)	2.4	—

Balance, December 31, 2007	604.9	157.5	447.4	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	29.3	(29.3)	—
Stock-based compensation programs(1)	—	(3.2)	3.2	—

Balance, December 31, 2008	604.9	183.6	421.3	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program as discussed in Note 15.
(2)	Represents shares issued in conjunction with the conversion of the November 2005 convertible senior notes, as discussed in Note 12.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

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

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.5 billion of its outstanding Common Stock in calendar year 2008. During 2008, the Company acquired 29.3 million shares of its outstanding common stock at a total cost of $2.161 billion. In light of market conditions, the Company suspended all purchases of its Common Stock under the 2008 stock repurchase program effective October 10, 2008.

The timing and amount of repurchases under these authorizations were determined by management based upon market conditions and other considerations, with repurchases effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act.

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

New Jersey insurance law provides that dividends or distributions may be declared or paid by Prudential Insurance without prior regulatory approval only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. Unassigned surplus of Prudential Insurance was $2,781 million at December 31, 2008. There were applicable adjustments for cumulative unrealized gains of $283 million at December 31, 2008. In addition, Prudential Insurance must obtain non-disapproval from the New Jersey insurance regulator before paying a dividend or distribution if the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, would exceed the greater of 10% of Prudential Insurance’s surplus as of the preceding December 31 ($6,432 million as of December 31, 2008) or its statutory net gain from operations for the twelve month period ending on the preceding December 31, excluding realized investment gains and losses ($498 million for the year ended December 31, 2008).

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

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2008 and 2007.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

Comprehensive Income

The components of comprehensive income (loss) for the years ended December 31, are as follows:

	2008	2007	2006
	(in millions)
Net income (loss)	$(1,073)	$3,704	$3,428
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	63	190	197
Change in net unrealized investments gains (losses)(1)	(7,135)	(771)	(405)
Additional minimum pension liability adjustment	—	—	49
Change in pension and postretirement unrecognized net periodic benefit (cost)	(718)	509	—

Other comprehensive loss, net of tax expense (benefit) of ($3,912), $11, ($264)	(7,790)	(72)	(159)

Comprehensive income (loss)	$(8,863)	$3,632	$3,269

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Additional Minimum Pension Liability Adjustment	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2005	$(75)	$1,576	$(267)	$—	$1,234
Change in component during year	197	(405)	49	—	(159)
Impact of adoption of SFAS No. 158(2)	—	—	218	(774)	(556)

Balance, December 31, 2006	122	1,171	—	(774)	519
Change in component during year	190	(771)	—	509	(72)

Balance, December 31, 2007	312	400	—	(265)	447
Change in component during year	63	(7,135)	—	(718)	(7,790)

Balance, December 31, 2008	$375	$(6,735)	$—	$(983)	$(7,343)

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.
(2)	See Note 16 for additional information on the adoption of SFAS No. 158.

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income of Prudential Insurance amounted to $(808) million, $1,274 million and $444 million for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus of Prudential Insurance amounted to $6,432 million and $6,981 million at December 31, 2008 and 2007, respectively. The December 31, 2008

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

statutory capital and surplus for Prudential Insurance reflects the contribution of Prudential Securities Group, LLC that occurred during the fourth quarter of 2008. Prudential Securities Group, LLC owns the Company’s investment in the Wachovia Securities joint venture. This contribution increased Prudential Insurance’s net admitted assets by $2.2 billion.

All of the Company’s international insurance operations also prepare financial statements in accordance with local regulatory requirements. The regulatory authorities in these international jurisdictions generally establish some form of minimum solvency margin requirements. All of the international insurance operations have surplus levels that exceed the local minimum requirements.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    EARNINGS PER SHARE (continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	2008			2007			2006
	(in millions, except per share amounts)
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(1,127)			$3,497			$3,073
Direct equity adjustment	55			53			68

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(1,072)	429.7	$(2.49)	$3,550	459.8	$7.72	$3,141	484.2	$6.49

Effect of dilutive securities and compensation programs(1)
Stock options		—			5.4			6.6
Deferred and long-term compensation programs		—			2.9			3.2
Convertible senior notes		—			0.2			—

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(1,072)	429.7	$(2.49)	$3,550	468.3	$7.58	$3,141	494.0	$6.36

(1)	For the year ended December 31, 2008, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the year ended December 31, 2008, all potential stock options and compensation programs were considered antidilutive.

For the year ended December 31, 2008, 17.9 million options and 4.3 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, are considered antidilutive as a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the years ended December 31, 2007 and 2006, 1.6 million and 2.1 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $91.60 and $76.11 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The $2.0 billion November 2005 issuance was called for redemption in May 2007, and prior to redemption by the Company substantially all holders elected to convert their senior notes as provided for under their terms, which resulted in the issuance of 2,367,887 shares of Common Stock from treasury. Those notes were dilutive to earnings per share in 2007 by 0.2 million shares, weighted for the period

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    EARNINGS PER SHARE (continued)

prior to the conversion date, as the average market price of the Common Stock was above $90.00, the initial conversion price. On December 12, 2008, substantially all of the senior notes related to the $2.0 billion December 2006 issuance were repurchased by the Company at the request of the holders. The repurchased notes had no dilutive impact to earnings per share, as the average market price of the Common Stock was below $104.21, the initial conversion price. In December 2008, $853 million of senior notes related to the $3.0 billion December 2007 issuance were repurchased by the Company, in individually negotiated transactions offered to the Company by certain holders. After giving effect to such repurchases, $2.147 billion aggregate principal amount of the December 2007 issuance remains outstanding as of December 31, 2008. These senior notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39. See Note 12 for additional information regarding the convertible senior notes.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock was $(16.00), $68.50 and $108.00 for the years ended December 31, 2008, 2007 and 2006, respectively.

The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the years ended December 31, 2008, 2007 and 2006 amounted to $(32) million, $137 million and $216 million, respectively. The direct equity adjustment resulted in a decrease in the income from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $55 million, $53 million and $68 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2.0 million. There are no potentially dilutive shares associated with the Class B Stock.

15.    SHARE-BASED PAYMENTS

Omnibus Incentive Plan

In March 2003, the Company’s Board of Directors adopted the Prudential Financial, Inc. Omnibus Incentive Plan (as subsequently amended and restated, the “Omnibus Plan”). Upon adoption of the Omnibus Plan, the Prudential Financial, Inc. Stock Option Plan previously adopted by the Company on January 9, 2001 (the “Option Plan”) was merged into the Omnibus Plan. The nature of stock based awards provided under the Omnibus Plan are stock options, stock appreciation rights, restricted stock shares, restricted stock units, and equity-based performance awards (“performance shares”). Dividend equivalents are generally provided on restricted stock shares, restricted stock units and performance shares granted. Generally, the requisite service period is the vesting period.

As of December 31, 2008, 40,633,066 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

The fair value of each stock option award is estimated using a binomial option-pricing model on the date of grant for stock options issued to employees and the balance sheet date or vesting date for stock options issued to non-employees. The weighted average assumptions used in a binomial option valuation model are as follows:

	2008	2007	2006
Expected volatility	22.36%	18.21%	20.65%
Expected dividend yield	1.10%	1.10%	1.20%
Expected term	4.96 years	4.87 years	5.14 years
Risk-free interest rate	2.92%	4.74%	4.58%

Expected volatilities are based on historical volatility of the Company’s Common Stock and implied volatilities from traded options on the Company’s Common Stock. The Company uses historical data and expectations of future exercise patterns to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock shares, restricted stock units, and performance share awards for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
			(in millions)
Employee stock options	$45	$16	$53	$19	$60	$22
Non-employee stock options	(2)	(1)	4	1	3	1
Employee restricted stock shares, restricted stock units, and performance shares	51	18	107	39	117	42
Non-employee restricted stock shares and restricted stock units	(3)	(1)	4	1	3	1

Total	$91	$32	$168	$60	$183	$66

Compensation costs for all stock based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2008, 2007 and 2006 amounted to $1 million, $2 million and $3 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

A summary of the status of the Company’s employee and non-employee stock option grants is as follows:

	Employee Stock Options		Non-employee Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	19,806,454	$38.82	601,870	$35.66
Granted	2,911,866	76.17	60,559	76.29
Exercised	(4,689,451)	34.60	(125,834)	31.57
Forfeited	(411,602)	60.27	(33,403)	37.25
Expired	(57,681)	29.84	(7,088)	28.65
Transferred	—	—	—	—

Outstanding at December 31, 2006	17,559,586	45.67	496,104	41.65
Granted	2,303,207	91.72	62,261	89.97
Exercised	(4,188,807)	40.58	(104,822)	38.58
Forfeited	(423,271)	73.38	(4,356)	75.87
Expired	(222,227)	28.38	(12,479)	29.11
Transferred	—	—	—	—

Outstanding at December 31, 2007	15,028,488	53.62	436,708	49.12
Granted	3,678,225	68.35	77,196	71.58
Exercised	(1,421,263)	40.19	(35,316)	41.33
Forfeited	(192,056)	77.39	(12,827)	85.41
Expired	(214,225)	39.46	(10,902)	38.82
Transferred	—	—	—	—

Outstanding at December 31, 2008	16,879,169	$57.87	454,859	$52.76

Vested and expected to vest at December 31, 2008	15,674,883	$56.87	410,130	$50.19

Exercisable at December 31, 2008	11,087,394	$48.85	301,354	$40.09

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2008, 2007 and 2006 was $14.38, $20.55, and $17.85, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $50 million, $224 million and $201 million, respectively.

The weighted average fair value of non-employee options not vested at the balance sheet date, and non-employee options vesting during the years ended December 31, 2008, 2007 and 2006 was $8.17, $31.54 and $34.85, respectively.

The total intrinsic value of non-employee options exercised during the years ended December 31, 2008, 2007 and 2006 was $1 million, $6 million and $6 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2008 is as follows:

	December 31, 2008
	Employee Stock Options		Non-employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	6.14	$5	5.61	$—

Vested and expected to vest	5.92	$4	5.26	$—

Exercisable	4.92	$4	4.21	$—

Restricted Stock Shares, Restricted Stock Units, and Performance Share Awards

A restricted stock share represents a grant of Common Stock to employee and non-employee participants that is subject to certain transfer restrictions and forfeiture provisions for a specified period of time. A restricted stock unit is an unfunded, unsecured right to receive a share of Common Stock at the end of a specified period of time, which is also subject to forfeiture and transfer restrictions. Generally, the restrictions on restricted stock shares and restricted stock units will lapse on the third anniversary of the date of grant. Restricted stock shares subject to the transfer restrictions and forfeiture provisions are considered nonvested shares and are not reflected as outstanding shares until the restrictions expire. Performance shares are awards of units denominated in Common Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals. Performance share awards are payable in Common Stock.

A summary of the Company’s employee restricted stock shares, restricted stock units and performance shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2005	2,391,757	$39.03	1,213,644	$53.67	1,139,696	$46.63
Granted	—	—	1,611,245	76.33	322,764	76.15
Forfeited	(66,292)	44.90	(211,138)	69.89	(17,178)	52.59
Performance adjustment(2)	—	—	—	—	118,467	33.61
Released	(1,393,720)	34.89	(138,751)	37.11	(355,400)	33.61

Restricted at December 31, 2006	931,745	44.95	2,475,000	67.96	1,208,349	56.99
Granted	—	—	832,530	91.90	307,604	91.75
Forfeited	(6,370)	44.56	(315,213)	79.19	(73,621)	78.62
Performance adjustment(2)	—	—	—	—	235,040	45.04
Released	(908,217)	44.96	(198,956)	58.84	(705,417)	45.04

Restricted at December 31, 2007	17,158	44.37	2,793,361	74.47	971,955	72.13
Granted	—	—	1,056,755	68.17	397,067	69.76
Forfeited	(1,001)	46.16	(120,026)	79.60	(103,468)	74.47
Performance adjustment(2)	—	—	—	—	198,776	55.95
Released	(11,467)	44.23	(865,348)	58.12	(601,811)	55.95

Restricted at December 31, 2008	4,690	$44.33	2,864,742	$76.87	862,519	$78.28

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

(1)	Performance shares reflect the target awarded, reduced for cancellations and vesting to date. The actual number of shares to be awarded at the end of each performance period will range between 50% and 150% of the target for awards granted in 2006, and between 0% and 150% of the target for awards granted in 2007 and 2008, based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.
(2)	Represents additional shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.

The fair value of employee share awards released for the years ended December 31, 2008, 2007 and 2006 was $103 million, $167 million and $143 million, respectively.

A summary of the Company’s non-employee restricted stock shares and restricted stock units is as follows:

	Restricted Stock Shares	Weighted Average Balance Sheet Date Fair Value	Restricted Stock Units	Weighted Average Balance Sheet Date Fair Value
Restricted at December 31, 2005	21,019	$73.19	12,504	$73.19
Granted	—	—	128,208	—
Forfeited	(654)	—	(20,318)	—
Released	(11,668)	—	(1,792)	—

Restricted at December 31, 2006	8,697	85.86	118,602	85.86
Granted	—	—	8,808	—
Forfeited	—	—	(14,171)	—
Released	(8,697)	—	(2,646)	—

Restricted at December 31, 2007	—	—	110,593	93.04
Granted	—	—	7,521	—
Forfeited	—	—	(10,801)	—
Released	—	—	(11,975)	—

Restricted at December 31, 2008	—	$—	95,338	$30.26

The fair value of non-employee share awards released for the years ended December 31, 2008, 2007 and 2006 was $1 million, $1 million and $1 million, respectively.

The number of employee and non-employee restricted stock shares, restricted stock units and performance shares expected to vest at December 31, 2008 is 2,906,819.

Unrecognized Compensation Cost

Unrecognized compensation cost for employee stock options as of December 31, 2008 was $32 million with a weighted average recognition period of 2.13 years. Unrecognized compensation cost for employee restricted stock awards, restricted stock units, and performance share awards as of December 31, 2008 was $62 million with a weighted average recognition period of 1.96 years.

Unrecognized compensation cost for non-employee stock options and non-employee restricted stock awards and restricted stock units as of December 31, 2008 was de minimis.

Tax Benefits Realized

The tax benefit realized for exercises of employee and non-employee stock options during the years ended December 31, 2008, 2007 and 2006 was $20 million, $86 million and $69 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the years ended December 31, 2008, 2007 and 2006 was $38 million, $61 million and $52 million, respectively.

Stock Purchase Plan

At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan. The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code. Under the plan, eligible participants may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Participant contributions will be limited to the lower of 10% of eligible earnings or $25,000. Share purchases under the plan began in 2007, and therefore, no shares of common stock were issued under the plan and no compensation cost was recorded in 2006. Participants are employees and non-employees (i.e., statutory agents who perform services for the Company and participating subsidiaries).

Compensation cost for employees is recognized for each three-month period and is based on the grant date fair value of the discount received under the Employee Stock Purchase Plan. This fair value is estimated using the 15% discount off of the grant date share price, plus the value of three month call and put options on shares at the grant date share price, less the value of forgone interest. Compensation costs recognized for employees under the Company’s Employee Stock Purchase Plan for the years ended December 31, 2008 and 2007 was $12 million and $9 million, respectively. The weighted average grant date fair value for employee shares recognized in compensation cost for the years ended December 31, 2008 and 2007 was $18.33 and $17.67, respectively.

Compensation cost for non-employees is recognized for each three-month period and is based on the fair value of shares at the purchase date less the price the participant pays for the shares. Compensation costs recognized for non-employees under the Company’s Employee Stock Purchase Plan for the years ended December 31, 2008 and 2007 was $1 million and $2 million, respectively. The weighted average fair value for non-employee shares recognized in compensation cost for the years ended December 31, 2008 and 2007 was $14.64 and $16.74, respectively.

Tax benefits are only recorded in the event of a disqualifying disposition under SFAS No. 123R. For the year ended December 31, 2008 and 2007, tax benefits realized upon disqualifying dispositions for both employees and non-employees were de minimis.

During the year ended December 31, 2008, 772,070 shares were purchased under the plan, including those shares purchased in January 2008 related to the October 1 to December 31, 2007 offering period. During the year ended December 31, 2007, 477,400 shares were purchased under the plan related to the first three quarterly offering periods. As of December 31, 2008, 25,117,765 authorized shares remain available for future issuance under the plan.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of employee and non-employee stock options, the release of restricted stock shares, restricted stock units, and performance shares, as well as for purchases under the stock purchase plan.

As of December 31, 2008, the Company has not settled any equity instruments granted under share-based payment arrangements in cash.

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

As discussed in Note 2, SFAS No. 158 eliminated the provisions that allowed plan assets and obligations to be measured as of a date not more than three months prior to the reporting entity’s balance sheet date. SFAS No. 158 requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end. The Company adopted this guidance on December 31, 2008 and the impact of changing from a September 30 measurement date to a December 31 measurement date was a net after-tax increase to “Retained earnings” of $17 million.

The impact of applying a FAS 157 framework for measuring fair value to the fair value of plan assets did not have a material impact.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of September 30, 2007, adjusted for activity in the fourth-quarter of 2007, and as of December 31 for 2008, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
		(in millions)
Change in benefit obligation
Benefit obligation at end of prior year period	$(7,915)	$(7,989)	$(2,170)	$(2,465)
Effect of measurement date change	(29)	—	12	—

Benefit obligation at the beginning of period	(7,944)	(7,989)	(2,158)	(2,465)
Service cost	(155)	(168)	(11)	(12)
Interest cost	(464)	(432)	(125)	(136)
Plan participants’ contributions	—	—	(18)	(18)
Medicare Part D subsidy receipts	—	—	(11)	(10)
Amendments	—	(4)	3	69
Annuity purchase	2	2	—	—
Actuarial gains/(losses), net	(245)	178	94	135
Settlements	31	3	—	—
Curtailments	—	—	—	—
Contractual termination benefits	—	—	—	—
Special termination benefits	(3)	(4)	—	—
Benefits paid	558	532	218	272
Foreign currency changes and other	(40)	(33)	6	(5)

Benefit obligation at end of period (December 31, 2008 and September 30, 2007, respectively)	$(8,260)	$(7,915)	$(2,002)	$(2,170)

Change in plan assets
Fair value of plan assets at end of prior year period	$10,010	$10,416	$2,104	$1,030
Effect of measurement date change	72	—	(4)	—

Fair value of plan assets at beginning of period	10,082	10,416	2,100	1,030
Actual return on plan assets	334	1,034	(462)	192
Annuity purchase	(2)	(2)	—	—
Employer contributions	119	94	18	136
Plan participants’ contributions	—	—	18	18
Contributions for settlements	31	—	—	—
Disbursement for settlements	(31)	(4)	—	—
Benefits paid	(558)	(532)	(218)	(272)
Foreign currency changes and other	(58)	4	(38)	—
Effect of Section 420 transfer	—	(1,000)	—	1,000

Fair value of plan assets at end of period (December 31, 2008 and September 30, 2007, respectively)	$9,917	$10,010	$1,418	$2,104

Funded status
Funded status at end of period	$1,657	$2,095	$(584)	$(66)
Effects of fourth quarter activity	—	13	—	2

Net amount recognized	$1,657	$2,108	$(584)	$(64)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,230	$3,503	$—	$—
Accrued benefit liability	(1,573)	(1,395)	(584)	(64)

Net amount recognized	$1,657	$2,108	$(584)	$(64)

Items recorded in “Accumulated other comprehensive income” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$—	$—	$2	$2
Prior service cost	133	168	(76)	(88)
Net actuarial loss	832	240	702	174

Net amount not recognized	$965	$408	$628	$88

Accumulated benefit obligation	$(8,001)	$(7,582)	$(2,002)	$(2,170)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($723 million and $686 million benefit obligation at December 31, 2008 and 2007, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the plans to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company made a discretionary payment of $95 million to the trust during both 2008 and 2007. As of December 31, 2008 and 2007, the assets in these trusts had a carrying value of $169 million and $90 million and are included in “Equity securities.”

The Company also maintains a separate rabbi trust established at the time of the combination of its retail securities brokerage and clearing operations with those of Wachovia for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($75 million and $77 million benefit obligation at December 31, 2008 and 2007, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2008 and 2007, the assets in the trust had a carrying value of $157 million and $139 million, respectively, and are included in “Other long-term investments.”

Pension benefits for foreign plans comprised 11% of the ending benefit obligation for 2008 and 2007. Foreign pension plans comprised 2% of the ending fair value of plan assets for 2008 and 2007. There are no material foreign postretirement plans.

The projected benefit obligations and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1,589 million and $17 million, respectively, at December 31, 2008 and $1,627 million and $220 million, respectively, at September 30, 2007.

The accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,482 million and $17 million, respectively, at December 31, 2008 and $1,311 million and $17 million, respectively, at September 30, 2007.

In 2008 and 2007, the pension plan purchased annuity contracts from Prudential Insurance for $2 million and $2 million, respectively. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $16 million and $26 million as of December 31, 2008 and 2007, respectively.

There were no pension plan amendments in 2008. The benefit obligation for pension benefits increased by $4 million in 2007 related to plan amendments, as a result of the immediate vesting of plan participants due to the Section 420 transfer discussed above and benefits for prior service associated with foreign plans. The benefit obligation for other postretirement benefits decreased by $3 million in 2008 related to plan amendments, primarily due to cost sharing changes. The benefit obligation for other postretirement benefits decreased by $69 million in 2007 related to plan amendments, due primarily to changes in the prescription drug plan design.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)
Components of net periodic (benefit) cost
Service cost	$155	$168	$160	$11	$12	$10
Interest cost	464	432	418	125	136	128
Expected return on plan assets	(718)	(769)	(741)	(163)	(92)	(89)
Amortization of transition obligation	—	—	—	1	1	1
Amortization of prior service cost	29	30	22	(11)	(6)	(9)
Amortization of actuarial (gain) loss, net	28	30	48	1	15	18
Settlements	13	—	—	—	—	—
Curtailments	—	—	—	—	—	—
Contractual termination benefits	—	—	—	—	—	—
Special termination benefits	3	4	4	—	—	—

Net periodic (benefit) cost	$(26)	$(105)	$(89)	$(36)	$66	$59

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

The amounts recorded in “Accumulated other comprehensive income” as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other Comprehensive Income” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss
			(in millions)
Balance, December 31, 2006	$—	$194	$705	$3	$(25)	$423
Amortization for the period	—	(30)	(30)	(1)	6	(15)
Deferrals for the period	—	4	(443)	—	(69)	(235)
Impact of foreign currency changes and other	—	—	8	—	—	1

Balance, December 31, 2007	—	168	240	2	(88)	174

Effect of measurement date change	—	(7)	(6)	1	3	—
Amortization for the period	—	(29)	(28)	(1)	11	(1)
Deferrals for the period	—	—	629	—	(3)	531
Impact of foreign currency changes and other	—	1	(3)	—	1	(2)

Balance, December 31, 2008	$—	$133	$832	$2	$(76)	$702

The amounts included in “Accumulated other comprehensive income” expected to be recognized as components of net periodic (benefit) cost in 2009 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Amortization of transition obligation	$—	$1
Amortization of prior service cost	26	(11)
Amortization of actuarial (gain) loss, net	32	42

Total	$58	$32

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

The Company’s assumptions related to the calculation of the domestic benefit obligation and the determination of net periodic (benefit) cost are presented in the table below. The assumptions for 2007 and 2006 are as of September 30. The assumptions for 2008 uses September 30, 2007 for beginning of period and December 31, 2008 for end of period:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions
Discount rate (beginning of period)	6.25%	5.75%	5.50%	6.00%	5.75%	5.50%
Discount rate (end of period)	6.00%	6.25%	5.75%	6.00%	6.00%	5.75%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets (beginning of period)	7.75%	8.00%	8.00%	8.00%	9.25%	9.25%
Health care cost trend rates (beginning of period)	—	—	—	5.00–8.75%	5.00–8.75%	5.09–9.06%
Health care cost trend rates (end of period)	—	—	—	5.00–8.00%	5.00–8.75%	5.00–8.75%
For 2008, 2007 and 2006, the ultimate health care cost trend rate after gradual decrease until: 2012, 2009, 2009 (beginning of period)	—	—	—	5.00%	5.00%	5.00%
For 2008, 2007 and 2006, the ultimate health care cost trend rate after gradual decrease until: 2014, 2012, 2009 (end of period)	—	—	—	5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement benefit obligations is based upon rates commensurate with current yields on high quality corporate bonds. The first step in determining the discount rate is the compilation of approximately 300 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. A spot yield curve is developed from this data that is then used to determine the present value of the expected disbursements associated with the pension and postretirement obligations, respectively. This results in the present value for each respective benefit obligation. A single discount rate is calculated that results in the same present value. The rate is then rounded to the nearest 25 basis points.

The pension and postretirement expected long-term rates of return on plan assets for 2009 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2009. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation and the effect of active management, expenses and the effect of rebalancing. The building blocks for bond returns include inflation, real return, a term premium, credit spread, capital appreciation and the effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected long-term rate of return on plan assets in 2008. The expected long-term rate of return for 2009 is 7.50% and 8.00%, respectively, for the pension and postretirement plans.

The Company, with respect to pension benefits, uses market related value to determine the components of net periodic (benefit) cost. Market related value is a measure of asset value that reflects the difference between actual and expected return on assets over a five-year period.

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

Other Postretirement Benefits
2008
(in millions)
One percentage point increase
Increase in total service and interest costs	$8
Increase in postretirement benefit obligation	109

One percentage point decrease
Decrease in total service and interest costs	$7
Decrease in postretirement benefit obligation	96

Pension and postretirement plan asset allocation as of December 31, 2008 and September 30, 2007, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2008	2007	2008	2007
Asset category
U.S. Stocks	8%	13%	37%	47%
International Stocks	2%	1%	4%	6%
Bonds	77%	71%	58%	46%
Short-term Investments	1%	1%	1%	1%
Real Estate	4%	5%	0%	0%
Other	8%	9%	0%	0%

Total	100%	100%	100%	100%

The Company, for its domestic pension and postretirement plans, has developed guidelines for asset allocations. As of the December 31, 2008 measurement date the range of target percentages are as follows:

	Pension Investment Policy Guidelines as of December 31, 2008		Postretirement Investment Policy Guidelines as of December 31, 2008
	Minimum	Maximum	Minimum	Maximum
Asset category
U.S. Stocks	5%	15%	30%	41%
International Stocks	1%	4%	1%	7%
Bonds	56%	79%	1%	63%
Short-term Investments	0%	14%	0%	65%
Real Estate	1%	12%	0%	0%
Other	0%	9%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of December 31, 2008 and September 30, 2007 for either the pension or postretirement plans. Pension plan assets of $6,299 million and $7,185 million are included in the Company’s separate account assets and liabilities as of December 31, 2008 and September 30, 2007, respectively.

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

	Pension	Other Postretirement Benefits	Other Postretirement Benefits– Medicare Part D Subsidy Receipts
	(in millions)
2009	$571	$203	$17
2010	532	205	17
2011	536	205	18
2012	534	201	19
2013	539	198	19
2014-2018	2,790	931	103

Total	$5,502	$1,943	$193

The Company anticipates that it will make cash contributions in 2009 of approximately $100 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits primarily for health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2008 and 2007 was $39 million and $47 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $51 million, $51 million and $44 million for the years ended December 31, 2008, 2007 and 2006, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2008	2007	2006
	(in millions)
Current tax expense (benefit)
U.S.	$(274)	$302	$122
State and local	29	19	(1)
Foreign	487	462	367

Total	242	783	488

Deferred tax expense (benefit)
U.S.	(794)	217	509
State and local	(40)	(11)	27
Foreign	131	256	221

Total	(703)	462	757

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$(461)	$1,245	$1,245
Income tax expense (benefit) on equity in earnings of operating joint ventures	(171)	154	114
Income tax expense (benefit) on discontinued operations	11	(33)	31
Income tax expense (benefit) reported in stockholders’ equity related to:
Other comprehensive income (loss)	(3,912)	11	(264)
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business	561	—	—
Stock-based compensation programs	(21)	(106)	(91)
Conversion of senior notes	—	(44)	—
Cumulative effect of changes in accounting principles	7	(118)	—
Other	—	18	(3)

Total income taxes	$(3,986)	$1,127	$1,032

The Company’s income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures includes income (loss) from domestic operations of $(3,003) million, $2,395 million and $2,340 million, and income from foreign operations of $1,885 million, $2,291 million and $2,054 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2008	2007	2006
	(in millions)
Expected federal income tax expense (benefit)	$(391)	$1,640	$1,538
Low income housing and other tax credits	(82)	(67)	(60)
Non-taxable investment income	(52)	(269)	(259)
Valuation allowance	—	(32)	(2)
Non-deductible goodwill impairment	83	—	—
Other	(19)	(27)	28

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$(461)	$1,245	$1,245

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2008	2007
	(in millions)
Deferred tax assets
Policyholder dividends	$583	$1,164
Insurance reserves	—	44
Net operating and capital loss carryforwards	656	626
Employee benefits	322	—
Net unrealized investment losses	4,087	—
Other	1,002	565

Deferred tax assets before valuation allowance	6,650	2,399
Valuation allowance	(265)	(324)

Deferred tax assets after valuation allowance	6,385	2,075

Deferred tax liabilities
Insurance reserves	90	—
Net unrealized investment gains	—	1,144
Deferred policy acquisition costs	4,136	3,184
Employee benefits	—	125
Other	1,053	236

Deferred tax liabilities	5,279	4,689

Net deferred tax asset (liability)	$1,106	$(2,614)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

A valuation allowance has been recorded primarily related to tax benefits associated with foreign operations and state and local deferred tax assets. The valuation allowance as of December 31, 2008 and 2007, respectively, includes $172 million and $167 million recorded in connection with state deferred tax assets and $152 million and $215 million recorded in connection with foreign deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable.

At December 31, 2008 and 2007, respectively, the Company had federal net operating and capital loss carryforwards of $1,094 million and $725 million, which expire between 2010 and 2024. At December 31, 2008 and 2007, respectively, the Company had state net operating and capital loss carryforwards for tax purposes approximating $1,868 million and $1,546 million, which expire between 2009 and 2029. At December 31, 2008 and 2007, respectively, the Company had foreign operating loss carryforwards for tax purposes approximating $547 million and $835 million, $517 million of which expires between 2012 and 2017 and $30 million of which have an unlimited carryforward.

The Company does not provide U.S. income taxes on unremitted foreign earnings of its non-U.S. operations, other than its Japanese operations and certain German, Taiwan and United Kingdom investment

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

management subsidiaries. During 2006, the Company determined that the earnings from its Taiwan investment management subsidiary would be repatriated to the U.S. Accordingly, earnings from its Taiwan investment management subsidiary were no longer considered permanently reinvested. A U.S. income tax benefit of $18 million associated with the assumed repatriation of those earnings was recognized in 2006. During 2007, the Company sold its investment in its German operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l. Accordingly, the earnings were no longer considered reinvested and the Company recognized an income tax expense of $9 million related to those earnings. In addition, in 2007, the Company determined that the earnings from certain of its United Kingdom investment management subsidiaries would be repatriated to the U.S. Accordingly, earnings from those United Kingdom investment management subsidiaries were no longer considered permanently reinvested. A U.S. income tax benefit of $23 million associated with the assumed repatriation of those earnings was recognized in discontinued operations in 2007. During 2008, the Company made no changes with respect to its repatriation assumptions. The Company had undistributed earnings of foreign subsidiaries, where it assumes permanent reinvestment, of $1,723 million at December 2008, $1,516 million at December 31, 2007 and $1,252 million at December 31, 2006, for which U.S. deferred taxes have not been provided. Determining the tax liability that would arise if these earnings were remitted is not practicable.

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

The Company’s unrecognized tax benefits as of the date of adoption of FIN No. 48 and as of December 31, 2007 and 2008 are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in millions)
Amounts as of January 1, 2007	$389	$175	$564
Increases in unrecognized tax benefits taken in prior period	1	21	22
(Decreases) in unrecognized tax benefits taken in prior period	(3)	(15)	(18)

Amounts as of December 31, 2007	$387	$181	$568
Increases in unrecognized tax benefits taken in prior period	—	137	137
(Decreases) in unrecognized tax benefits taken in prior period	—	(30)	(30)

Amounts as of December 31, 2008	$387	$288	$675

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2007	$387	$95	$482

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2008	$387	$97	$484

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. In 2008 and 2007, respectively, the Company recognized $36 million and $33 million in the consolidated statement of operations and recognized $95 million and $59 million in liabilities in the consolidated statement of financial position for tax-related interest and penalties.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. It is reasonably possible that the total net amount of unrecognized tax benefits will increase anywhere from $0 to $70 million within the next 12 months due to the expiration of the statute of limitations as well as cash receipts on settlement of the IRS examination. Taxable years 2004 through 2008 are still open for IRS examination.

On January 26, 2006, the IRS officially closed the audit of the Company’s consolidated federal income tax returns for the 1997 to 2001 periods. The statute of limitations has closed for these tax years; however, there were tax attributes which were utilized in subsequent tax years for which the statute of limitations remains open.

In August 2007, the IRS issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2007 or 2008 results.

In December 2006, the IRS completed all fieldwork with regard to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. Within the table above, reconciling the Company’s effective tax rate to the expected amount determined using the federal statutory rate of 35%, the DRD was the primary component of the non-taxable investment income in recent years. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, the Company has agreed to such adjustment. Nevertheless, the Company believes that its return position is technically correct. Therefore, the Company intends to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received. The statute of limitations for these years will close on December 31, 2009. These activities had no impact on the Company’s 2007 or 2008 results.

In January 2007, the IRS began an examination of the consolidated U.S. federal income tax years 2004 through 2006. For the consolidated U.S. federal income tax years 2007 and 2008, the Company participated in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during the 2007 and 2008 tax years in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this program will shorten the time period between the Company’s filing of its federal income tax return and the IRS’s completion of its examination of the return.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is 5 years from when the return is filed. During 2007, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Gibraltar Life Insurance Company, Ltd. for the three years ended March 31, 2005 through 2007, as well as a tax audit of the Prudential Financial Inc. Japan Representative office for the tax years ending in 2005 through 2007. The Tokyo Regional Taxation Bureau is currently conducting a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ending March 31, 2004 through March 31, 2008.

The Company’s affiliates in Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. A local district office in the Korean tax authority has concluded a routine tax audit of the local taxes for tax years ending March 31, 2004 through March 31, 2007 of Prudential Life Insurance Company of Korea, Ltd.

18.    FAIR VALUE OF ASSETS AND LIABILITIES

Transition Impact – As discussed in Note 2, the Company adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. As a result of adopting SFAS No. 157, the Company eliminated the deferral of gains at inception of certain derivatives contracts whose fair value was not evidenced by market-observable data. The elimination of the deferral of these gains resulted in a net after-tax increase to retained earnings of $3 million.

Also as discussed in Note 2, in conjunction with the adoption of SFAS No. 159, the Company elected the fair value option for fixed rate commercial mortgage loans held for investment that were held at December 31, 2007. This election resulted in $399 million of commercial mortgage loans being reported at fair value, with no material impact on the Company’s consolidated financial position. In addition, SFAS No. 159 requires entities to classify cash receipts and cash payments related to items measured at fair value according to their nature and purpose on the Statement of Cash Flows. As a result, cash flows related to trading account assets supporting insurance liabilities and certain other assets are classified as investing rather than operating as of the adoption date of this guidance.

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities and commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs.

Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately use the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators.

The use of valuation methodologies using observable inputs for private fixed maturities are primarily determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on the fair value.

The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

The fair value of commercial loans held for investment and accounted for using the Fair Value Option, as discussed in Note 2, is determined based on the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for similar quality loans. The interest rate and market spread assumptions for similar quality loans are generally observable based upon market transactions.

The majority of the Company’s derivative positions is traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including forward rate agreements, interest rate and cross currency swaps, commodity swaps, commodity forward contracts, single name credit default swaps and to-be-announced forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, equity prices, index dividend yields, nonperformance risk and volatility. OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. Consistent with

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

the practice of major international financial institutions, the Company uses the credit spread embedded in the LIBOR interest rate curve to reflect nonperformance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the nonperformance risk for derivative related assets and liabilities between highly rated institutions. Most OTC derivative contracts have bid and ask prices that can be readily observed in the market place. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Other long-term investments carried at fair value include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities and equity securities), as well as wholly-owned real estate held within other investment funds.

The fair value of the feeder fund investments in master funds is determined by reference to the master funds’ net asset value (NAV). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on fair value. Since the NAV at which these funds trade can be observed by redemption and subscription transactions with third parties, the fair values of feeder fund investments in master funds have been reflected within Level 2 in the fair value hierarchy.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. In circumstances where vendor pricing is not available, internally developed valuations or non-binding broker quotes are used to determine fair value. Non-binding broker quotes are reviewed for reasonableness, based on the Company’s understanding of the market. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data is not available may include events such as market illiquidity and credit events related to the security. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of December 31, 2008, such over-rides on a net basis were not material.

For certain private fixed maturities, including those that are distressed, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Certain public fixed maturities and private fixed maturities priced internally are based on observable and unobservable inputs. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset.

The fair value of loans held for sale and accounted for using the Fair Value Option discussed in Note 2 is determined utilizing pricing indicators from the whole loan market, which is considered the principal exit market for these loans. The Company has evaluated the valuation inputs used for these assets, including the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are unobservable.

The fair value of wholly-owned real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions.

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The expected cash flows are discounted using LIBOR interest rates, which are commonly viewed as being consistent with the Company’s claims-paying ratings of AA quality. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models calculate a risk neutral valuation, generally using the same interest rate assumptions to both project and discount future rider fees and benefit payments, and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. Significant inputs to these models include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions.

Level 3 includes OTC derivatives where the bid-ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives.

Derivatives that are valued based upon models with unobservable market input values or input values from less actively traded or less-developed markets are classified within Level 3 in the fair value hierarchy. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured options. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer’s values.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008.

	As of December 31, 2008
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$155,787	$2,269	$—	$158,056
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,882	1,396	(7,085)	4,336
Equity securities, available for sale	3,801	1,939	325	—	6,065
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	265	1,015	—	1,526
Short term investments	2,601	1,874	—	—	4,475
Cash and cash equivalents	2,512	8,834	—	—	11,346
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	11,306	194,580	5,232	(7,085)	204,033
Separate account assets(1)	56,362	70,953	19,780	—	147,095

Total assets	$67,668	$265,533	$25,012	$(7,085)	$351,128

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities	57	6,692	139	(5,948)	940

Total liabilities	$57	$6,692	$3,692	$(5,948)	$4,493

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2008, as well as the portion of gains or losses included in income for the year ended December 31, 2008 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2008.

	Year Ended December 31, 2008
	Fixed Maturities, Available For Sale	Trading Account Assets Supporting Insurance Liabilities	Other Trading Account Assets	Equity Securities, Available for Sale	Commercial Mortgage and Other Loans
	(in millions)
Fair value, beginning of period	$2,890	$291	$497	$190	$—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(416)	—	624	(19)	(19)
Asset management fees and other income	—	(39)	(20)	—	—
Included in other comprehensive income (loss)	(397)	—	—	(39)	—
Net investment income	12	(1)	1	—	—
Purchases, sales, issuances, and settlements	(212)	(32)	298	15	(6)
Foreign currency translation	10	—	3	27	—
Transfers into (out of) Level 3(1)	382	(74)	(7)	151	81

Fair value, end of period	$2,269	$145	$1,396	$325	$56

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(430)	$—	$626	$(20)	$(18)
Asset management fees and other income	$—	$(46)	$(22)	$—	$—
Included in other comprehensive income (loss)	$(377)	$—	$—	$(36)	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2008
	Other Long-term Investments	Other Assets	Separate Account Assets(3)	Future Policy Benefits	Long-Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$824	$—	$21,815	$(168)	$(152)	$(77)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	(2,977)	—	(101)
Asset management fees and other income	90	—	—	—	(5)	—
Interest credited to policyholders’ account balances	—	—	(2,983)	—	—	—
Included in other comprehensive income	—	—	—	—	—	—
Net investment income	4	—	—	—	—	—
Purchases, sales, issuances, and settlements	120	26	1,555	(84)	(167)	39
Foreign currency translation	(23)	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	(607)	—	—	—

Fair value, end of period	$1,015	$26	$19,780	$(3,229)	$(324)	$(139)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(2,986)	$—	$(102)
Asset management fees and other income	$56	$—	$—	$—	$(5)	$—
Interest credited to policyholders’ account balances	$—	$—	$(3,733)	$—	$—	$—

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

Transfers – Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $382 million during the year ended December 31, 2008. Transfers into Level 3 for these investments was primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when previously information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The net amount of transfers out of level 3 for Trading Account Assets Supporting Insurance Liabilities of $74 million during the year ended December 31, 2008 is due primarily to the use of observable inputs in valuation methodologies as well as pricing service information for certain assets that the Company was able to validate. Partially offsetting these transfers out of Level 3 were transfers into Level 3 due to the use of unobservable inputs within the valuation methodologies and broker quotes, when previously information from third party pricing services was utilized. The net amount of transfers into level 3 for Equity Securities of $151 million is primarily related to investments in private mutual funds where the inputs used by the mutual funds were determined to be Level 3. This activity was partially offset by transfers out of Level 3 as a result of the availability of third party pricing service information that was validated. Transfers of Commercial Mortgage and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Other Loans into Level 3 totaled $81 million and resulted from a reduction in the availability of market available prices during the year due to market illiquidity.

The net amount of Separate Account Assets transferred out of Level 3 for the year ended December 31, 2008 was $607 million. This resulted from the use of vendor pricing information that the Company was able to validate that was previously unavailable. Partially offsetting the transfers out for this activity were transfers into Level 3 as a result of further review of valuation methodologies for certain assets that had been previously classified as Level 2.

Nonrecurring Fair Value Measurements – Certain assets and liabilities are measured at fair value on a nonrecurring basis. As of December 31, 2008, the Company has taken impairments of $316 million on certain equity method investments in operating joint ventures held within the international investments segment. The inputs used in determining these impairments were classified as Level 3 in the valuation hierarchy and consisted primarily of market multiples and discounted cash flows. The carrying value of these equity method operating joint ventures as of December 31, 2008 was $281 million.

In addition, the Company wrote down certain commercial mortgage loans that are carried at the lower of cost or market, to their fair value of $122 million. This resulted in charges totaling $38 million for the year ended December 31, 2008. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs are pricing indicators from the whole loan market, which the Company considers its principal market for these loans.

In addition, during the year ended December 31, 2008 the Company recorded losses of $40 million on equity and cost method investments that had been written down to fair value. These fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs used were primarily discounted estimated future cash flows and valuations provided by the general partners taken into consideration with deal and management fee expenses. The carrying value of these investments as of December 31, 2008 was $144 million.

As discussed in more detail in Note 7, the Company recorded an impairment of goodwill of $337 million during the year ended December 31, 2008. The inputs were classified as Level 3 and primarily consisted of discounted cash flows and market multiples.

Fair Value Option – As discussed above, SFAS No. 159 provides a fair value option election that allows the Company to irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. The following table presents information regarding changes in fair values recorded in earnings, including gains or losses on sales, for commercial mortgage loans where the fair value option has been elected.

Year Ended December 31, 2008 Reported in Realized Investment Gains (Losses), net
(in millions)
Assets:
Commercial Mortgage Loans:
Changes in instrument-specific credit risk	$(68)
Other changes in fair value	$29

Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

None of the loans where the fair value option has been selected are more than 90 days past due or in non-accrual status. Interest income on commercial mortgage loans is included in net investment income. For the year ended December 31, 2008, the Company recorded $41 million of interest income on these loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The fair values and aggregate contractual principal amounts of commercial loans, for which the fair value option has been elected, were $573 million and $606 million, respectively, as of December 31, 2008.

Fair Value of Financial Instruments – Under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to disclose the fair value of certain financial instruments. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets supporting insurance liabilities, other trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 19 for a discussion of derivative instruments.

The fair values presented below for those financial instruments where the carrying amounts and fair values may differ have been determined by using available market information and by applying market valuation methodologies. The fair values presented below at December 31, 2008 are in compliance with the framework for measuring fair value established by SFAS No. 157, and therefore may differ from the fair values methodologies applied at December 31, 2007.

Fixed Maturities, held to maturity

The fair values of public fixed maturity securities are generally based on prices from independent pricing services, which are validated by the Company. However, for certain public fixed maturity securities and investments in private placement fixed maturity securities, this information is either not available or not reliable. For these public fixed maturity securities the fair value is based on non-binding quotes from brokers or, to a lesser extent, is determined using internally developed values. For private fixed maturities fair value is determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

Commercial Mortgage and Other Loans

The fair value of commercial mortgage and other loans, other than those held by the Company’s commercial mortgage operations, is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or Japanese Government Bond rate for yen based loans, adjusted for the current market spread for similar quality loans.

The fair value of commercial mortgage and other loans held by the Company’s commercial mortgage operations is based upon various factors, including the terms of the loans, the principal exit market for the loans, prevailing interest rates, and credit risk.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Wachovia Securities “lookback” option

As described in Note 6, the Company elected to exercise its rights under the “lookback” option as it relates to its interest in the Wachovia Securities joint venture. The fair value of the “lookback” option is determined internally by using an approach that employs both Black-Scholes and binominal option pricing models, which includes inputs such as equity market volatilities, risk-free rates and dividend yields. The carrying value of the “lookback” option is reflected within “Other assets.”

Investment Contracts – Policyholders’ Account Balances & Separate Account Liabilities

Only the portion of policyholders’ account balances and separate account liabilities related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table below. For fixed deferred annuities, single premium endowments, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on LIBOR interest rates or other similar local indices, which are commonly viewed as being consistent with the Company’s claims paying ratings. For guaranteed investment contracts, funding agreements, structured settlements without life contingencies and other similar products, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. For defined contribution and defined benefit contracts and certain other products the fair value is the market value of the assets supporting the liabilities.

Debt

The fair value of short-term and long-term debt, as well as debt of consolidated VIEs, is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value. Debt of consolidated VIEs is reflected within “Other liabilities.”

Bank Customer Liabilities

The carrying amount for certain deposits (interest and non-interest demand, savings and money market accounts) approximates or equals their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates being offered on certificates at the reporting dates to a schedule of aggregated expected monthly maturities. Bank customer liabilities are reflected with “Other liabilities.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Fixed maturities, held to maturity	$3,808	$3,832	$3,548	$3,543
Commercial mortgage and other loans	33,114	30,570	30,047	30,621
Policy loans	9,703	11,833	9,337	10,751
Wachovia Securities “lookback” option	580	2,280	—	—
Policyholder account balances—Investment contracts	69,687	69,933	65,842	65,868
Short-term and long-term debt	30,845	27,051	29,758	29,737
Debt of consolidated VIEs	423	167	445	445
Bank customer liabilities	1,356	1,354	1,333	1,334
Separate account liabilities—Investment contracts	78,283	78,283	97,158	97,158

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

Currency derivatives, including exchange-traded currency futures and options, currency forwards and currency swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell. The Company also uses currency forwards to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, or a basket of names in a first to default structure, and in return receives a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See Note 21 for a discussion of guarantees related to these credit derivatives. In addition to selling credit protection, in limited instances the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

The Company uses “to be announced” (“TBA”) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company to achieve better diversification and to enhance the return on its investment portfolio. TBAs provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date.

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

As further described in Note 9, the Company sells variable annuity products, which contain embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. In addition, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

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

The table below provides a summary of the notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	December 31, 2008		December 31, 2007
	Gross Notional	Fair Value	Gross Notional	Fair Value
		(in millions)
Interest rate	$87,595	$1,626	$55,297	$(36)
Credit	3,100	89	2,699	(71)
Currency	16,805	(68)	14,943	(342)
Equity	7,306	1,908	4,615	617

Total	$114,806	$3,555	$77,554	$168

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	For the years ended December 31,
	2008	2007	2006
	(in millions)
Fair value hedges
Interest Rate
Realized investment gains (losses)	$(548)	$(195)	$24
Net investment income	(99)	15	13
Interest expense—(increase)/decrease	1	—	(22)
Interest credited to policyholder account balances—(increase)/decrease	17	(16)	(13)

Currency
Realized investment gains (losses)	2	(18)	(9)
Net investment income	(11)	(50)	(62)
Other Income	39	41	44

Total fair value hedge	$(599)	$(223)	$(25)

Cash flow hedges
Interest Rate
Interest expense—(increase)/decrease)	$(10)	$(3)	$(3)
Interest credited to policyholder account balances—(increase)/decrease	3	(1)	12
Accumulated Other Comprehensive Income(1)	(77)	(8)	(2)

Currency
Realized investment gains (losses).	33	(17)	(11)
Net investment income	(18)	(11)	(7)
Interest expense—(increase)/decrease	11	29	29
Other Income .	5	(39)	14
Accumulated Other Comprehensive Income(1)	117	(68)	(67)

Total cash flow hedges	$64	$(118)	$(35)

Net investment hedges
Currency
Realized investment gains (losses)	$(1)	$(16)	$(23)
Other Income	—	(15)	—
Accumulated Other Comprehensive Income(1)	429	2	(78)

Total net investment hedges	$428	$(29)	$(101)

Non- qualifying hedges
Realized investment gains (losses)
Interest Rate	$3,444	$104	$82
Currency	367	(83)	1
Credit	(9)	(76)	29
Equity	1,191	162	(50)
Embedded Derivatives	(3,700)	(336)	75

Total non-qualifying hedges	$1,293	$(229)	$137

Total Derivative Impact	$1,186	$(599)	$(24)

(1)	Amounts deferred in Stockholders’ Equity

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

The ineffective portion of derivatives accounted for using hedge accounting in the years ended December 31, 2008, 2007 and 2006 was not material to the results of operations of the Company. In addition, there were no material amounts reclassified into earnings relating to discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2005	$(122)
Net deferred losses on cash flow hedges from January 1 to December 31, 2006	(60)
Amount reclassified into current period earnings	(9)

Balance, December 31, 2006	(191)
Net deferred losses on cash flow hedges from January 1 to December 31, 2007	(73)
Amount reclassified into current period earnings	(3)

Balance, December 31, 2007	(267)
Net deferred gains on cash flow hedges from January 1 to December 31, 2008	70
Amount reclassified into current period earnings	(30)

Balance, December 31, 2008	$(227)

It is anticipated that a pre-tax loss of approximately $30 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the year ended December 31, 2009, offset by amounts pertaining to the hedged items. As of December 31, 2008, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were gains of $429 million in 2008, gains of $2 million in 2007, and losses of $78 million in 2006.

For the years ended December 31, 2008, 2007 and 2006, there were no derivative reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection excluding credit protection written on the Company’s own credit and embedded derivatives contained in European managed investments, by NAIC rating of the underlying credits as of the dates indicated.

NAIC Designation	Rating Agency Equivalent	December 31, 2008
		Single Name		First to Default Basket(1)		Index Hedges		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$340	$(10)	$213	$(19)	$—	$—	$553	$(29)
2	Baa	5	—	542	(85)	—	—	547	(85)

	Subtotal Investment Grade	345	(10)	755	(104)	—	—	1,100	(114)
3	Ba	—	—	15	(2)	—	—	15	(2)
4	B	—	—	—	—	—	—	—	—
5	C and lower	5	—	102	(32)	—	—	107	(32)
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	5	—	117	(34)	—	—	122	(34)

	Total	$350	$(10)	$872	$(138)	$—	$—	$1,222	$(148)

NAIC Designation	Rating Agency Equivalent	December 31, 2007
		Single Name		First to Default Basket(1)		Index Hedges		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
					(in millions)
1	Aaa, Aa, A	$40	$—	$605	$(5)	$60	$(4)	$705	$(9)
2	Baa	15	—	727	(65)	70	(20)	812	(85)

	Subtotal Investment Grade	55	—	1,332	(70)	130	(24)	1,517	(94)
3	Ba	—	—	20	(1)	—	—	20	(1)
4	B	18	—	38	(3)	—	—	56	(3)
5	C and lower	5	(1)	20	(2)	—	—	25	(3)
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	23	(1)	78	(6)	—	—	101	(7)

	Total	$78	$(1)	$1,410	$(76)	$130	$(24)	$1,618	$(101)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection excluding credit protection written on the Company’s own credit and embedded derivatives contained in European managed investments, by industry category as of the dates indicated.

	December 31, 2008		December 31, 2007
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$45	$(1)	$5	$—
Utilities	5	—	5	—
Finance	—	—	18	—
Services	25	—	5	(1)
Energy	20	(1)	–	—
Transportation	30	(1)	10	—
Retail and Wholesale	30	(1)	20	—
Other	195	(6)	15	—
First to Default Baskets(1)	872	(138)	1,410	(76)

Total Corporate Securities	$1,222	$(148)	$1,488	$(77)

Index Hedges	—	—	130	(24)

Total Credit Derivatives	$1,222	$(148)	$1,618	$(101)

(1)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of December 31, 2008 was a liability of $16 million, net of $125 million in collateral that has been pledged. As of December 31, 2007, the credit derivative had no material value.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $1,080 million and $1,933 million at December 31, 2008 and 2007, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2008 and December 31, 2007, the Company had $1.378 billion and $581 million of outstanding notional amounts, reported at fair value as a $253 million asset and a $30 million asset, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial derivative transactions. The Company manages credit risk by entering into derivative transactions with major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

The vast majority of the Company’s OTC derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company utilizes the credit spread embedded in the London Interbank Offered Rate (LIBOR) curve to reflect nonperformance risk when determining the fair value of OTC derivative assets and liabilities. This credit spread is an appropriate estimate of the nonperformance risk of the Company’s OTC derivative related assets and liabilities.

20.    SEGMENT INFORMATION

Segments

The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through three divisions, which together encompass seven reportable segments. The Company’s real estate and relocation services business as well as businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested, including the Company’s investment in Wachovia Securities, are included in Corporate and Other operations within the Financial Services Businesses. Collectively, the businesses that comprise the three operating divisions and Corporate and Other are referred to as the Financial Services Businesses.

U.S. Retirement Solutions and Investment Management Division. The U.S. Retirement Solutions and Investment Management division consists of the Individual Annuities, Retirement, and Asset Management segments. The Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans and offers guaranteed investment contracts, funding agreements, institutional and retail notes, structured settlement annuities and group annuities. The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, mutual funds, asset securitization activity and other structured products, and proprietary investments. These products and services are provided to the public and private marketplace, as well as to other segments of the Company.

U.S. Individual Life and Group Insurance Division. The U.S. Individual Life and Group Insurance division consists of the Individual Life and Group Insurance segments. The Individual Life segment manufactures and distributes individual variable life, term life and universal life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets. The Group Insurance segment manufactures and distributes a full

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

range of group life, long-term and short-term group disability, long-term care and group corporate-owned and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefit plans.

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

Corporate and Other. Corporate and Other includes corporate operations, after allocations to business segments, and real estate and relocation services, as well as divested businesses. Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to policyholders whom the Company had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that have been placed in wind-down status but have not divested; and (8) the impact of transactions with other segments. The divested businesses consist primarily of the financial advisory business and commercial mortgage securitization operations.

In 2008, the Company classified its Financial Advisory segment, which consists primarily of the Company’s investment in Wachovia Securities, as a divested business reflecting its decision to exit this business. On December 4, 2008, the Company announced its intention, assuming completion of the merger of Wachovia into Wells Fargo, to exercise its right under the “lookback” option to put the Company’s joint venture interests in Wachovia Securities to Wells Fargo. As a result of this decision, these operations previously reported as the Financial Advisory segment, have been classified within divested businesses and are reflected in the Company’s Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had pre-tax losses of $351 million, and pre-tax income of $300 million and $32 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Also during 2008, the Company classified its commercial mortgage securitization operations as a divested business, reflecting its decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that it in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in the Company’s Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification. These operations had pre-tax losses of $158 million and $63 million, and pre-tax income of $43 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company retained and continues the remainder of its commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of the Asset Management segment.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources, and consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the measure of segment performance presented below.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net gains of $22 million, $78 million and $42 million for the years ended December 31, 2008, 2007 and 2006, respectively). As of December 31, 2008 and 2007, the fair value of open contracts used for this purpose was a net liability of $85 million and a net asset of $12 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $66 million, $75 million and $56 million for the years ended December 31, 2008, 2007 and 2006, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net losses of $456 million, net gains of $46 million and net gains of $15 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to these products and any associated derivative portfolio.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, including related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, including related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment gains of $90 million, losses of $22 million and gains of $109 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments supporting insurance liabilities in its general account portfolio that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” This adjustment was a net loss of $300 million for the year ended December 31, 2008. There were no adjustments for the years ended December 31, 2007 and 2006.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net gain of $220 million, a net gain of $112 million, and a net loss of $5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As a result of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc. (“Lehman Brothers”) on September 15, 2008, the Company experienced losses related to the unsecured portion of its counterparty exposure on derivative transactions it had entered into with Lehman Brothers and its affiliates. The Company has replaced these derivative positions with various other counterparties. These losses are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations and are excluded from adjusted operating income consistent with the adjusted operating income treatment of similar credit-related losses that are recorded within “Realized investment gains (losses), net.” For the year ended December 31, 2008, $75 million of these losses were recorded in “Asset management fees and other income” and are excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” There were no adjustments for the years ended December 31, 2007 and 2006. Any subsequent recoveries of these losses will also be excluded from adjusted operating income.

Investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes. Certain products included in the Retirement and International Insurance segments, are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial mortgage and other loans, are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Interest and dividend income for these investments is reported in “Net investment income.” Commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial mortgage and other loans.”

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on available for sale securities, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that are expected to accrue to the contractholders.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$(1,077)	$722	$586
Retirement	531	482	510
Asset Management	232	701	550

Total U.S. Retirement Solutions and Investment Management Division	(314)	1,905	1,646

Individual Life	446	622	545
Group Insurance	340	286	229

Total U.S. Individual Life and Group Insurance Division	786	908	774

International Insurance	1,747	1,598	1,428
International Investments	(345)	259	143

Total International Insurance and Investments Division	1,402	1,857	1,571

Corporate Operations	(138)	(93)	(33)
Real Estate and Relocation Services	(189)	28	75

Total Corporate and Other	(327)	(65)	42

Adjusted Operating Income before income taxes for Financial Services Businesses	1,547	4,605	4,033

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,267)	(41)	66
Charges related to realized investment gains (losses), net	45	(55)	17
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(1,734)	—	35
Change in experience-rated contractholder liabilities due to asset value changes	1,163	13	11
Divested businesses	(506)	274	151
Equity in earnings of operating joint ventures	618	(400)	(322)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,134)	4,396	3,991

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	16	290	403

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,118)	$4,686	$4,394

The U.S. Retirement Solutions and Investment Management Division and U.S. Individual Life and Group Insurance Division results reflect deferred policy acquisition costs as if the individual annuity business and group insurance business were stand-alone operations. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below presents certain financial information for the Company’s reportable segments:

	Year ended December 31, 2008
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,999	$800	$947	$512	$—	$58	$379
Retirement	4,844	3,564	1,321	2,144	—	89	24
Asset Management	1,686	85	—	—	—	78	20

Total U.S. Retirement Solutions and Investment Management Division	8,529	4,449	2,268	2,656	—	225	423

Individual Life	2,754	749	936	231	29	214	372
Group Insurance	4,960	647	3,733	232	—	1	15

Total U.S. Individual Life and Group Insurance Division	7,714	1,396	4,669	463	29	215	387

International Insurance	9,185	1,957	5,308	416	69	5	638
International Investments	285	51	—	—	—	4	—

Total International Insurance and Investments Division	9,470	2,008	5,308	416	69	9	638

Corporate Operations	119	574	195	(192)	—	626	(45)
Real Estate and Relocation Services	212	5	—	—	—	—	—

Total Corporate and Other	331	579	195	(192)	—	626	(45)

Total	26,044	8,432	12,440	3,343	98	1,075	1,403

Realized investment gains (losses), net, and related adjustments	(2,267)	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	15	—	2	14	(2)	—	(46)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(1,734)	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	(1,163)	—	—	—
Divested businesses	(460)	30	2	—	—	(2)	—
Equity in earnings of operating joint ventures	618	—	—	—	—	—	—

Total Financial Services Businesses	22,216	8,462	12,444	2,194	96	1,073	1,357

Closed Block Business	7,059	3,421	4,087	141	2,122	190	67

Total per Consolidated Financial Statements	$29,275	$11,883	$16,531	$2,335	$2,218	$1,263	$1,424

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2007
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$2,503	$580	$211	$359	$—	$59	$285
Retirement	4,708	3,676	1,145	2,073	—	212	18
Asset Management	2,319	216	—	—	—	62	20

Total U.S. Retirement Solutions and Investment Management Division	9,530	4,472	1,356	2,432	—	333	323

Individual Life	2,602	656	881	218	23	165	164
Group Insurance	4,799	671	3,623	240	—	8	9

Total U.S. Individual Life and Group Insurance Division	7,401	1,327	4,504	458	23	173	173

International Insurance	8,258	1,608	4,831	330	76	13	486
International Investments	769	36	—	—	—	6	—

Total International Insurance and Investments Division	9,027	1,644	4,831	330	76	19	486

Corporate Operations	239	735	39	(126)	—	595	(47)
Real Estate and Relocation Services	291	24	—	—	—	—	—

Total Corporate and Other	530	759	39	(126)	—	595	(47)

Total	26,488	8,202	10,730	3,094	99	1,120	935

Realized investment gains (losses), net, and related adjustments	(41)	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	9	—	1	2	73	—	(15)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	—	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	(13)	—	—	—
Divested businesses	364	26	(3)	—	—	1	—
Equity in earnings of operating joint ventures	(400)	—	—	—	—	—	—

Total Financial Services Businesses	26,420	8,228	10,728	3,083	172	1,121	920

Closed Block Business	7,981	3,789	4,021	139	2,731	257	76

Total per Consolidated Financial Statements	$34,401	$12,017	$14,749	$3,222	$2,903	$1,378	$996

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2006
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$2,101	$618	$233	$356	$—	$50	$203
Retirement	4,379	3,425	1,104	1,853	—	197	25
Asset Management	1,991	170	—	—	—	41	27

Total U.S. Retirement Solutions and Investment Management Division	8,471	4,213	1,337	2,209	—	288	255

Individual Life	2,217	548	843	203	20	82	2
Group Insurance	4,555	621	3,497	204	—	7	2

Total U.S. Individual Life and Group Insurance Division	6,772	1,169	4,340	407	20	89	4

International Insurance	7,735	1,394	4,602	251	80	9	454
International Investments	590	31	—	—	—	1	—

Total International Insurance and Investments Division	8,325	1,425	4,602	251	80	10	454

Corporate Operations	326	766	44	(77)	—	562	(43)
Real Estate and Relocation Services	305	24	—	—	—	—	—

Total Corporate and Other	631	790	44	(77)	—	562	(43)

Total	24,199	7,597	10,323	2,790	100	949	670

Realized investment gains (losses), net, and related adjustments	66	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	4	—	—	(1)	4	—	(14)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	35	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	(11)	—	—	—
Divested businesses	474	43	(7)	—	—	3	—
Equity in earnings of operating joint ventures	(322)	—	—	—	—	—	—

Total Financial Services Businesses	24,456	7,640	10,316	2,778	104	952	656

Closed Block Business	7,812	3,680	3,967	139	2,518	227	90

Total per Consolidated Financial Statements	$32,268	$11,320	$14,283	$2,917	$2,622	$1,179	$746

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

Revenues, calculated in accordance with U.S. GAAP, include revenues from domestic operations of $18,859 million, $24,875 million, and $23,424 million and revenues from foreign operations of $10,416 million, $9,526 million and $8,844 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the revenues from foreign operations are revenues from Japanese operations of $7,814 million, $6,702 million and $6,624 million and revenues from Korean operations of $1,417 million, $1,720 million and $1,466 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Asset Management segment revenues include intersegment revenues of $348 million, $363 million and $361 million for the years ended December 31, 2008, 2007 and 2006, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

The summary below presents total assets for the Company’s reportable segments at December 3l,

	Assets
	2008	2007	2006
	(in millions)
Individual Annuities	$65,516	$76,685	$69,153
Retirement	113,622	132,614	128,817
Asset Management	36,504	40,592	34,907

Total U.S. Retirement Solutions and Investment Management Division	215,642	249,891	232,877

Individual Life	31,781	36,124	33,041
Group Insurance	31,657	32,913	29,342

Total U.S. Individual Life and Group Insurance Division	63,438	69,037	62,383

International Insurance	76,362	65,387	59,211
International Investments	8,716	7,711	6,191

Total International Insurance and Investments Division	85,078	73,098	65,402

Corporate Operations	14,465	18,724	18,225
Real Estate and Relocation Services	1,003	1,281	1,380

Total Corporate and Other	15,468	20,005	19,605

Total Financial Services Businesses	379,626	412,031	380,267

Closed Block Business	65,385	73,783	73,999

Total	$445,011	$485,814	$454,266

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2008, 2007 and 2006 was $191 million, $179 million and $175 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The following table presents, at December 31, 2008, the Company’s contractual maturities on long-term debt, as more fully described in Note 12, and future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Long-term Debt	Operating Leases	Sub-lease Income
	(in millions)
2009	$—	$198	$(39)
2010	2,197	165	(26)
2011	588	144	(18)
2012	406	125	(15)
2013	1,684	103	(14)
2014 and thereafter	15,415	129	(12)

Total	$20,290	$864	$(124)

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense and any sub-lease income, and to release this reserve over the remaining commitment period. Of the $864 million in total non-cancelable operating leases and $124 million in total sub-lease income, $109 million and $112 million, respectively, has been accrued at December 31, 2008.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. At December 31, 2008, the Company had outstanding commercial mortgage loan commitments with borrowers of $1,514 million. In certain of these transactions, the Company prearranges that it will sell the loan to an investor after the Company funds the loan. As of December 31, 2008, $359 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

The Company also has other commitments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. These other commitments amounted to $10,252 million at December 31, 2008. Reflected in these other commitments are $10,105 million of commitments to purchase or fund investments, including $7,443 million that we anticipate will ultimately be funded from our separate accounts. Of these separate account commitments, $3,255 million have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

In the course of the Company’s business, it provides certain guarantees and indemnities to third parties pursuant to which it may be contingently required to make payments now or in the future.

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which the separate account has borrowed funds, and the Company has guaranteed their obligation to their lender. The Company provides these guarantees to assist the separate account in obtaining financing for the transaction. The Company’s maximum potential exposure under these guarantees was $2,508 million at December 31, 2008. Any payments that may become required of the Company under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide the Company with rights to obtain the underlying collateral. Recourse for $2,025 million of the maximum potential exposure is limited to the assets of the separate account. The remaining exposure primarily relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next ten years. At December 31, 2008, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The Company has also provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee requires that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require the Company and its co-owner to jointly and severally paydown the loan balance to the 60% level. The current loan-to-value ratio, based on a December 2008 appraisal, is 59.6%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to fund development cost overruns. The Company’s exposure under the guarantee was $167 million at December 31, 2008, which assumes the co-owner honors their joint guarantee.

As discussed in Note 19, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $1,222 million at December 31, 2008. These credit derivatives generally have maturities of five years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. At December 31, 2008, such contracts in force carried a total guaranteed value of $5,502 million. These guarantees are supported by collateral that is not reflected on our balance sheet. This collateral had a fair value of $5,437 million at December 31, 2008.

The Company arranges for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. At December 31, 2008, such enhancement arrangements total $126 million, with remaining contractual maturities of up to 15 years. The Company’s obligations to reimburse required payments are secured by mortgages on the related real estate, which properties are valued at $148 million at December 31, 2008. The Company receives certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider. At December 31, 2008, the Company has accrued liabilities of $2 million representing unearned fees on these arrangements.

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $6,704 million of mortgages subject to these loss-sharing arrangements as of December 31, 2008, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2008, these mortgages had an average debt service coverage ratio of 1.7 times and an average loan-to-value ratio of 61%. The maximum exposure to loss as of December 31, 2008, assuming no recovery on any of the underlying collateral, is $908 million, with first-loss exposure of $288 million. Over the three years ended December 31, 2008, the Company’s total share of losses

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

related to indemnifications that were settled was $8 million. As of December 31, 2008, the Company has established a liability of $13 million related to these indemnifications.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with U.S. GAAP, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2008, maximum potential future consideration pursuant to such arrangements, to be resolved over the following five years, is $133 million. Any such payments would result in increases in intangible assets, including goodwill.

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2008, the Company has accrued liabilities of $6 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Insurance and Annuities

In November 2008, a purported nationwide class action, Garcia v. Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey. The complaint, which is brought on behalf of beneficiaries of Prudential policies whose death benefits were placed in retained asset accounts, alleges that by investing the death benefits in these accounts, Prudential wrongfully delayed payment and improperly retained undisclosed profits. It alleges claims of breach of the contract of insurance, breach of contract with regard to the retained asset accounts, breach of fiduciary duty and unjust enrichment, and seeks an accounting, disgorgement, injunctive relief, attorneys’ fees, and prejudgment and post-judgment interest.

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

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. In April 2008, Prudential Insurance reached a settlement of proceedings relating to payments to insurance intermediaries and certain other practices with the District Attorneys of San Diego, Los Angeles and Alameda counties. Pursuant to this settlement, Prudential Insurance paid $350,000 in penalties and costs. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In August and September 2007, the court dismissed the anti-trust and RICO claims. In January and February 2008, the court dismissed the ERISA claims with prejudice and the state law claims without prejudice. Plaintiffs have appealed to the Third Circuit Court of Appeals.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

In April 2005, the Company voluntarily commenced a review of the accounting for its reinsurance arrangements to confirm that it complied with applicable accounting rules. This review included an inventory and examination of current and past arrangements, including those relating to the Company’s wind down and divested businesses and discontinued operations. Subsequent to commencing this voluntary review, the Company received a formal request from the Connecticut Attorney General for information regarding its participation in reinsurance transactions generally and a formal request from the SEC for information regarding certain reinsurance contracts entered into with a single counterparty since 1997 as well as specific contracts entered into with that counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. In August 2008, the Company reached a resolution of this matter. The SEC’s complaint, filed on August 6, 2008 in the United States District Court for the District of New Jersey, alleges, among other things, that the Company improperly accounted for the reinsurance contracts, resulting in overstatements of the Company’s consolidated results for the years 2000, 2001 and 2002 in certain of the Company’s reports filed with the SEC under the Exchange Act, in violation of the financial reporting, books-and-records and internal control provisions of the Exchange Act and related rules and regulations of the SEC thereunder. In connection with the settlement, the Company has consented to entry of a final judgment enjoining it from future violations of specified provisions of the Exchange Act and related rules and regulations of the SEC thereunder. The settlement, in which the Company neither admits nor denies the allegations in the complaint, resolves the SEC’s investigations into these matters without the imposition of any monetary fine or penalty. The settlement documents include allegations that may result in litigation, adverse publicity and other potentially adverse impacts to the Company’s businesses.

The Company’s subsidiary, American Skandia Life Assurance Corporation, has substantially completed a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia.

Securities

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” In December 2006, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the district court for further proceeding. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. In April 2006, the district court denied class certification. In September 2007, the Second

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Circuit Court of Appeals reversed the district court’s decision denying class certification and remanded the cases to the district court for further proceedings. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought. In June 2008, CHS Electronics Inc. and Gillet were settled by all defendants. Prudential Securities’ share of the settlement amount was not material.

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

Other

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s Investment Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law.

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. In October 2006, a class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of California and federal law and seeks compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. In January 2009, an amended complaint was filed in the consolidated matter which adds wage claims based on the laws of thirteen additional states.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2008
Total revenues	$7,564	$7,709	$7,036	$6,966
Total benefits and expenses	7,510	7,074	7,221	8,588
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	54	635	(185)	(1,622)

Income (loss) from continuing operations	68	593	(171)	(1,594)
Net income (loss)	69	590	(166)	(1,566)

Basic income (loss) from continuing operations per share— Common Stock(1)	0.20	1.37	(0.24)	(3.91)
Diluted income (loss) from continuing operations per share— Common Stock(1)	0.20	1.35	(0.24)	(3.91)
Basic net income (loss) per share—Common Stock(1)	0.20	1.36	(0.23)	(3.85)
Diluted net income (loss) per share—Common Stock(1)	0.20	1.35	(0.23)	(3.85)
Basic and diluted income (loss) from continuing operations per share—Class B Stock	(10.00)	0.50	(34.00)	27.50
Basic and diluted net income (loss) per share—Class B Stock	(10.00)	0.50	(34.00)	27.50

2007
Total revenues	$8,775	$8,425	$8,393	$8,808
Total benefits and expenses	7,348	7,282	7,273	7,812
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	1,427	1,143	1,120	996

Income from continuing operations	1,081	875	871	860
Net income	1,120	846	867	871

Basic income from continuing operations per share—Common Stock(1)	2.14	1.89	1.92	1.76
Diluted income from continuing operations per share— Common Stock(1)	2.10	1.86	1.89	1.73
Basic net income per share—Common Stock(1)	2.22	1.83	1.91	1.78
Diluted net income per share—Common Stock(1)	2.18	1.80	1.88	1.75
Basic and diluted income (loss) from continuing operations per share—Class B Stock	39.00	(1.50)	(3.00)	34.00
Basic and diluted net income (loss) per share—Class B Stock	40.00	(1.50)	(3.00)	34.00

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

Results for the third quarter and fourth quarter of 2008 include a pre-tax charge of $235 million and $120 million, respectively, for the Company’s share of costs related to the agreement in principle for a global settlement concerning the underwriting, sale and subsequent auction of certain auction rate securities of the retail brokerage joint venture with Wachovia. In addition, results for the fourth quarter of 2008 include a pre-tax charge of $653 million for impairments of goodwill and the carrying value of investments in certain operating joint ventures.

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2008 and 2007 (in millions)

	2008			2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$119,153	$38,903	$158,056	$112,748	$49,414	$162,162
Held to maturity, at amortized cost	3,808	—	3,808	3,548	—	3,548
Trading account assets supporting insurance liabilities, at fair value	13,875	—	13,875	14,473	—	14,473
Other trading account assets, at fair value	4,216	120	4,336	3,471	142	3,613
Equity securities, available for sale, at fair value	3,665	2,400	6,065	4,640	3,940	8,580
Commercial mortgage and other loans	24,366	8,748	33,114	22,093	7,954	30,047
Policy loans	4,280	5,423	9,703	3,942	5,395	9,337
Securities purchased under agreements to resell	480	—	480	129	—	129
Other long-term investments	5,383	1,629	7,012	5,163	1,268	6,431
Short-term investments	4,092	1,484	5,576	3,852	1,385	5,237

Total investments	183,318	58,707	242,025	174,059	69,498	243,557
Cash and cash equivalents	13,054	1,974	15,028	9,624	1,436	11,060
Accrued investment income	1,603	663	2,266	1,496	678	2,174
Deferred policy acquisition costs	13,127	1,999	15,126	11,396	943	12,339
Deferred income taxes, net	(533)	1,639	1,106	—	—	—
Other assets	21,962	403	22,365	19,873	1,228	21,101
Separate account assets	147,095	—	147,095	195,583	—	195,583

TOTAL ASSETS	$379,626	$65,385	$445,011	$412,031	$73,783	$485,814

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$70,221	$51,730	$121,951	$60,200	$51,209	$111,409
Policyholders’ account balances	93,991	5,622	99,613	78,767	5,555	84,322
Policyholders’ dividends	634	1,036	1,670	561	2,991	3,552
Securities sold under agreements to repurchase	4,288	3,612	7,900	5,281	6,160	11,441
Cash collateral for loaned securities	2,684	1,484	4,168	3,041	3,271	6,312
Income taxes	357	95	452	3,402	151	3,553
Short-term debt	10,112	443	10,555	14,514	1,143	15,657
Long-term debt	18,540	1,750	20,290	12,351	1,750	14,101
Other liabilities	17,425	470	17,895	16,161	266	16,427
Separate account liabilities	147,095	—	147,095	195,583	—	195,583

Total liabilities	365,347	66,242	431,589	389,861	72,496	462,357

COMMITMENTS AND CONTINGENT LIABILITIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income (loss)	(5,237)	(2,106)	(7,343)	459	(12)	447
Other attributed equity	19,516	1,249	20,765	21,711	1,299	23,010

Total attributed equity	14,279	(857)	13,422	22,170	1,287	23,457

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$379,626	$65,385	$445,011	$412,031	$73,783	$485,814

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2008 and 2007 (in millions)

	2008			2007
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$11,860	$3,608	$15,468	$10,799	$3,552	$14,351
Policy charges and fee income	3,138	—	3,138	3,131	—	3,131
Net investment income	8,462	3,421	11,883	8,228	3,789	12,017
Realized investment gains (losses), net	(2,390)	15	(2,375)	24	589	613
Asset management fees and other income	1,146	15	1,161	4,238	51	4,289

Total revenues	22,216	7,059	29,275	26,420	7,981	34,401

BENEFITS AND EXPENSES
Policyholders’ benefits	12,444	4,087	16,531	10,728	4,021	14,749
Interest credited to policyholders’ account balances	2,194	141	2,335	3,083	139	3,222
Dividends to policyholders	96	2,122	2,218	172	2,731	2,903
General and administrative expenses	8,616	693	9,309	8,041	800	8,841

Total benefits and expenses	23,350	7,043	30,393	22,024	7,691	29,715

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,134)	16	(1,118)	4,396	290	4,686

Total income tax expense (benefit)	(454)	(7)	(461)	1,145	100	1,245

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(680)	23	(657)	3,251	190	3,441
Equity in earnings of operating joint ventures, net of taxes	(447)	—	(447)	246	—	246

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,127)	23	(1,104)	3,497	190	3,687
Income from discontinued operations, net of taxes	31	—	31	15	2	17

NET INCOME (LOSS)	$(1,096)	$23	$(1,073)	$3,512	$192	$3,704

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 10 to the Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed below and in Note 12 to the Consolidated Financial Statements) and related unamortized debt issuance costs, as well as an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance and Investments divisions and Corporate and Other operations.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2008 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2009, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2008, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	17,334,028	$57.74	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock and Restricted Stock Units	2,964,770	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Performance Shares(2)	862,519	N/A	(1)

Total equity compensation plans approved by security holders—Omnibus Plan	21,161,317	N/A	40,633,066
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	397,097
Equity compensation plans approved by security holders—PSPP(4)	N/A	N/A	25,117,765

Total equity compensation plans approved by security holders	21,161,317	N/A	66,147,928
Equity compensation plans not approved by security holders—MasterShare(5)	36,463	N/A	513,142

Grand Total	21,197,780	N/A	66,661,070

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Omnibus Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.
(2)	These performance shares are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 50% and 150% of the target for awards granted in 2006, and between 0% and 150% of the target for awards granted in 2007 and 2008, based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals.
(3)	A maximum of 500,000 shares may be issued under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors, all of which have been registered on Form S-8. Participants in the Plan may receive shares of Common Stock as distributions under the plan upon their termination of service on the Board. In 2008, 2007 and 2006, 14,727, 13,382 and 6,576 shares of Common Stock, respectively, were distributed to former participants of the Plan upon their retirement from the Board, leaving a balance of 397,097 shares of Common Stock available for future distribution. The Company will register additional shares on Form S-8 in the future, if necessary.
(4)	At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan (PSPP). The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued, all of which have been registered on Form S-8. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Share purchases under the plan began in 2007. In 2008 there were 772,070 shares of Common Stock purchased under the plan, leaving 25,117,765 shares of Common Stock available for future distribution. Shares purchased in 2008 do not include 364,884 shares related to the October 1 to December 31, 2008 offering period, which were purchased in January 2009.
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

The following documents are filed as part of this report:

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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Shareholders’ Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.4	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

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

10.11	The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of January 1, 2009).*
10.12	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.13	Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008).*

10.14	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.15	Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008).*

10.16

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.17

Form of 2003 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.18

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.19

Form of 2004 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.12 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.20

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.21

Form of 2005 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.22

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.23

Form of 2006 Grant Acceptance Agreement relating to Common Stock performance share awards to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.24

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.25

Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.26

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.27

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.28

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.29

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.30

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.31

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.32

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.33	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.34	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on December 9, 2008).*

10.35	The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009).*

10.36

Prudential Supplemental Employee Savings Plan, as amended and restated on December 31, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.37

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2006. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.38	Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008.*

10.39	The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009).*

10.40	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q.*

10.41	Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008).*

10.42

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.43	First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008.*

10.44	Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009).*

10.45	PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009).*

10.46

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.47	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.48	First Amendment to the Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.49	Second Amendment to the Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.50	Third Amendment to the Prudential Severance Plan for Senior Executives, dated December 23, 2008.*

10.51	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.52	First Amendment to the Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.53	Second Amendment to the Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.54	Third Amendment to the Prudential Severance Plan for Executives, dated December 23, 2008.*

10.55	Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.56	First Amendment to the Prudential Severance Plan. Incorporated by reference to Exhibit 10.47 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.57	Second Amendment to the Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.58	Third Amendment to the Prudential Severance Plan, dated December 23, 2008.*

10.59

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.60	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.61

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.62

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

10.63

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

10.65

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

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 6th Floor

Newark, New Jersey 07102

PRUDENTIAL FINANCIAL, INC.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2008 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available for sale:
Bonds:
United States Government and government agencies and authorities	$6,236	$7,578	$7,578
States, municipalities and political subdivisions	891	911	911
Foreign governments	32,585	34,739	34,739
Asset-backed securities	16,057	11,992	11,992
Residential mortgage-backed securities	13,513	13,730	13,730
Commercial mortgage-backed securities	12,381	10,052	10,052
Public utilities	16,406	15,253	15,253
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	70,590	63,773	63,773
Redeemable preferred stock	32	28	28

Total fixed maturities, available for sale	$168,691	$158,056	$158,056

Fixed maturities, held to maturity:
Bonds:
Foreign governments	$1,093	$1,208	$1,093
Asset-backed securities	782	806	782
Residential mortgage-backed securities	1,055	1,059	1,055
Commercial mortgage-backed securities	11	11	11
All other corporate bonds	867	748	867

Total fixed maturities, held to maturity	$3,808	$3,832	$3,808

Equity securities:
Common Stocks:
Public utilities	$254	$220	$220
Banks, trust and insurance companies	390	299	299
Industrial, miscellaneous and other	5,504	4,622	4,622
Nonredeemable preferred stocks	1,140	924	924

Total equity securities, available for sale	$7,288	$6,065	$6,065

Trading account assets supporting insurance liabilities(2)(3)	$13,875		$13,875
Other trading account assets(2)	4,336		4,336
Commercial mortgage and other loans(4)	33,114		33,114
Policy loans	9,703		9,703
Securities purchased under agreements to resell	480		480
Short-term investments	5,576		5,576
Other long-term investments	7,012		7,012

Total investments	$253,883		$242,025

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	See Note 4 to Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities.”
(4)	At carrying value, net of allowance for losses. Includes commercial mortgage and other collateralized loans of $31,888 million and uncollateralized loans of $1,226 million.

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Position as of December 31, 2008 and 2007

(in millions)

	2008	2007
ASSETS
Investment contracts from subsidiaries	$3,393	$2,769
Other investments	708	353

Total investments	4,101	3,122
Cash and cash equivalents	3,727	4,357
Due from subsidiaries	194	377
Loans receivable from subsidiaries	4,380	6,671
Investment in subsidiaries	19,540	27,411
Other assets	477	663

TOTAL ASSETS	$32,419	$42,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Due to subsidiaries	$730	$597
Loans payable to subsidiaries	1,289	1,407
Short-term debt	4,474	7,149
Long-term debt	12,186	9,563
Other liabilities	318	428

Total liabilities	18,997	19,144

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized 604,902,444 and 604,901,479 shares issued at December 31, 2008 and 2007, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively)	—	—
Additional paid-in capital	21,912	20,856
Common Stock held in treasury, at cost (183,582,565 and 157,534,628 shares at December 31, 2008 and 2007, respectively)	(11,655)	(9,693)
Accumulated other comprehensive income (loss)	(7,343)	447
Retained earnings	10,502	11,841

Total stockholders’ equity	13,422	23,457

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,419	$42,601

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

(in millions)

	2008	2007	2006
REVENUES
Net investment income	$281	$207	$128
Realized investment losses, net	(144)	(16)	(13)
Affiliated interest revenue	322	364	222
Other income	(21)	7	2

Total revenues	438	562	339

EXPENSES
General and administrative expenses	33	25	35
Interest expense	847	737	506

Total expenses	880	762	541

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(442)	(200)	(202)

Income taxes:
Current	(72)	(140)	(162)
Deferred	(119)	23	(4)

Total income tax benefit	(191)	(117)	(166)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(251)	(83)	(36)

EQUITY IN EARNINGS OF SUBSIDIARIES	(822)	3,787	3,465

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,073)	3,704	3,429

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—	(1)

NET INCOME (LOSS)	$(1,073)	$3,704	$3,428

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

(in millions)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,073)	$3,704	$3,428
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in earnings of subsidiaries	822	(3,787)	(3,465)
Realized investment losses, net	144	16	13
Dividends received from subsidiaries	2,752	2,741	3,030
Change in:
Due to/from subsidiaries, net	423	(242)	229
Other, net	132	(406)	(41)

Cash flows from operating activities	3,200	2,026	3,194

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of: Long-term investments	420	111	32
Short-term investments	1,931	132	257
Payments for the purchase of:
Long-term investments	(1,034)	(1,048)	(801)
Short-term investments	(2,291)	(330)	(316)
Capital contributions to subsidiaries	(2,761)	(510)	(845)
Returns of capital contributions from subsidiaries	523	471	195
Loans to subsidiaries, net of maturities	2,267	594	(2,656)
Other, investing	(123)	—	—

Cash flows used in investing activities	(1,068)	(580)	(4,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments to or in respect of eligible policyholders	(29)	(59)	(108)
Cash dividends paid on Common Stock	(298)	(514)	(421)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	(2,161)	(3,000)	(2,512)
Common Stock reissued for exercise of stock options	105	221	166
Proceeds from the issuance of debt (maturities longer than 90 days)	4,070	7,255	4,521
Repayments of debt (maturities longer than 90 days)	(4,413)	(2,927)	(754)
Repayments of loans from subsidiaries	(215)	(94)	(74)
Proceeds from loans payable to subsidiaries	30	358	945
Net change in financing arrangements (maturities of 90 days or less) .	221	777	(527)
Excess tax benefits from share-based payment arrangements	2	17	15
Other, financing	(55)	(59)	6

Cash flows from (used in) financing activities	(2,762)	1,956	1,238

Effect of foreign exchange rate change on cash balances	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(630)	3,402	298
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,357	955	657

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,727	$4,357	$955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$919	$768	$421
Cash paid (refunds received) during the period for taxes	$451	$142	$(200)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital transactions to/from subsidiaries	$2,371	$—	$—
Capital contribution to subsidiary in the form of repayment of loans from subsidiary	$(139)	$—	$(143)
Capital transactions with subsidiary in the form of a tax liability	$9	$—	$(79)
Treasury stock shares issued for convertible debt redemption	$—	$135	$—
Treasury stock shares issued for stock based compensation programs	$95	$101	$90

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

2.    OTHER INVESTMENTS

Prudential Financial’s other investments of $708 million and $353 million as of December 31, 2008, and 2007, respectively primarily consisted of government agency securities and money market funds.

3.    DEBT AND UNDISTRIBUTED DEMUTUALIZATION CONSIDERATION

Debt

A summary of Prudential Financial’s short- and long-term debt is as follows:

	Maturity Dates	Rate	December 31, 2008	December 31, 2007
			(in millions)
Short-term debt:
Commercial paper			$1,243	$1,293
Floating rate convertible senior notes(1)			2,151	4,883
Current portion of long-term debt(2)			1,080	973

Total short-term debt			$4,474	$7,149

Long-term debt:
Fixed rate notes	2013-2037	3.25%-6.88%	$10,242	$9,090
Floating rate notes	2009-2020	(3)	426	473
Junior subordinated notes	2068	8.88%-9.00%	1,518	—

Total long-term debt			$12,186	$9,563

(1)	For information on the terms of these notes see Note 12 to the Consolidated Financial Statements.
(2)	Included in current portion of long term debt is $816 million of Japanese Yen denominated notes in 2008.
(3)	The interest rates on these floating rate notes are based on either LIBOR or the U.S. Consumer Price Index. The interest rates ranged from 2.71% to 8.68% in 2008 and 2.70% to 5.55 % in 2007.

Lines of Credit and Other Credit Facilities

As of December 31, 2008 and 2007, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.5 billion and $5.0 billion, respectively. The Company’s ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the absence of defaults (as defined in the facility agreements) and the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. The Company’s ability to borrow under these facilities is not contingent on its credit ratings or subject to material adverse change clauses. Prudential Insurance’s total adjusted capital was $9.1 billion and $11.0 billion as of December 31, 2008 and December 31, 2007, respectively. Prudential Financial’s consolidated GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, was $20.2 billion and $23.1 billion as of December 31, 2008 and December 31, 2007, respectively.

Short-term Debt

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services, P-2 by Moody’s Investor Service, Inc. and F1 by Fitch Ratings Ltd. (“Fitch”) at December 31, 2008. Prudential Financial commercial paper borrowings are generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. The weighted average interest rate on outstanding commercial paper was approximately 2.67% and 5.32% at December 31, 2008 and 2007 respectively.

The outstanding commercial paper as of December 31, 2008 includes $898 million under the Commercial Paper Funding Facility (“CPFF”) sponsored by the Federal Government related to Prudential Financial’s commercial paper program. On February 19, 2009, the commercial paper credit rating of Prudential Financial was downgraded by Fitch from “F1” to “F2.” Consequently, Prudential Financial will no longer be eligible to issue commercial paper under the CPFF.

The interest rate on the convertible senior note issued in 2007 is a floating rate equal to 3-month LIBOR minus 1.63%, reset quarterly, and ranged from 0.37% to 3.52% in 2008 and was 3.52% in 2007. The interest rate on the convertible senior note issued in 2006 is a floating rate equal to 3-month LIBOR minus 2.40%, reset quarterly, and ranged from 0% to 2.73% in 2008 and from 2.73% to 3.30% in 2007. See “—Convertible Debt Maturities” below for additional information on these convertible senior notes.

Long-term Debt (including the Current Portion of Long-term Debt)

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was decreased by $1 million for the year ended December 31, 2008 and was not materially increased for the year ended December 31, 2007.

Schedule of Long-term Debt Maturities

The following table summarizes Prudential Financial’s contractual maturities for long-term debt outstanding as of December 31, 2008:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Long-term debt	$12,186	$—	$539	$1,732	$9,915

Convertible Senior Note Maturities

Prudential Financial’s short-term debt reflects $2.0 billion of floating rate convertible senior notes issued in 2006 with a maturity date of December 12, 2036 and $3.0 billion of floating rate convertible senior notes issued in 2007 with a maturity date of December 15, 2037.

On May 21, 2007, the Company called for redemption the $2 billion of outstanding floating rate convertible senior notes issued in 2005. Prior to redemption by the Company, substantially all holders elected to convert their senior notes as provided under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash equal to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of Prudential Financial Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the closing market price of Prudential Financial Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. Accordingly, at conversion the Company issued 2,367,887 shares of Common Stock from treasury. The conversion had no impact on the Company’s results of operations and resulted in a net increase to shareholders’ equity of $44 million, reflecting the tax benefit associated with the conversion of the senior notes. The interest rate on these notes was a floating rate equal to 3-month LIBOR minus 2.76%, reset quarterly, and ranged from 2.60% to 2.61% in 2007.

The notes issued in 2006 and 2007 are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion prices, $132.39 per share for the 2007 issuance and $104.21 per share for the 2006 issuance, are subject to adjustment upon certain corporate events. The conversion features require net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. In addition, these notes are redeemable by Prudential Financial, at par plus accrued interest, on or after December 13, 2007 for the 2006 issuance and on or after June 16, 2009 for the 2007 issuance. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. For the 2006 issuance, on December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders. On December 12, 2008, $1.879 billion of senior notes were repurchased by Prudential Financial at the request of the holders. As of December 31, 2008, $4 million of these notes remain outstanding. The next date on which holders of the notes may require Prudential Financial to repurchase these notes is December 12, 2009. For the 2007 issuance, the first contractually specified date is June 15, 2009. During the fourth quarter of 2008, the Company repurchased, in individually negotiated transactions, $853 million of these notes which were offered to the Company by certain holders. These notes were repurchased at a discount resulting in a pre-tax gain of $41 million. As of December 31, 2008, $2.147 billion of these notes remain outstanding. For additional information on these convertible notes, see Note 12 to the Consolidated Financial Statements.

Junior Subordinated Notes

In June 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors. Also in June 2008, Prudential Financial issued $800 million of junior subordinated notes to retail investors with a fixed interest rate of 9.0% paid quarterly. In July 2008, Prudential Financial issued an additional $120 million of retail junior subordinated notes following the underwriters’ exercise of their over-allotment option. Both issuances are considered hybrid equity securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid equity securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant, or RCC, as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes, subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of the Company’s 6.625% Senior Notes due 2037. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid equity securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default.

Undistributed Demutualization Consideration

“Other liabilities” include liabilities of $7 million and $36 million as of December 31, 2008, and 2007, respectively, for undistributed demutualization consideration payable to eligible policyholders whom we have been or were unable to locate as of those dates. In 2008 and 2007, Prudential Financial paid $29 million and $59 million, respectively, in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. We remain obligated to disburse $7 million of demutualization consideration to the governmental authorities if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws generally require remittance after periods ranging from three to seven years.

4.    DIVIDENDS AND RETURNS OF CAPITAL

Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2008 amounted to $3.275 billion, including $1.500 billion from Prudential Holdings, LLC, $847 million from Prudential Asset Management Holding Company, $762 million collectively from its international insurance and international investments holding companies, $109 million from Prudential Annuities Life Assurance Corporation, $28 million from Prudential Securities Group, Inc., and $29 million from other holding companies. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2007 amounted to $3.212 billion, including $1.233 billion from Prudential Holdings, LLC, $682 million collectively from its international insurance and international investments holding companies, $572 million from Prudential Securities Group, Inc., $268 million from Prudential Asset Management Holding Company, $265 million from other holding companies and $192 million from Prudential Annuities Life Assurance Corporation. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2006 amounted to $3.225 billion, including $2.116 billion from Prudential Holdings, LLC, $383 million collectively from its international insurance and international investments holding companies, $308 million from Prudential Asset Management Holding Company, $245 million from Prudential Annuities Life Assurance Corporation, $143 million from Prudential Securities Group, Inc. and $30 million from other holding companies.

5.    GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2008, there was $4.3 billion outstanding under this commercial paper program.

Prudential Financial is also subject to other financial guarantees and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions, dispositions, investments, debt issuances and other transactions, including those provided as part of our on-going operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by us or our subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2008, Prudential Financial has accrued liabilities of $2 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2008 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$2,329	$4,808	$—	$17,426	$1,189	$800	$1,474	$369	$1,238
Retirement	354	13,350	93	44,858	770	3,564	2,672	17	824
Asset Management	—	—	—	—	—	85	—	20	1,434

U.S. Retirement Solutions and Investment Management Division	2,683	18,158	93	62,284	1,959	4,449	4,146	406	3,496

Individual Life	4,226	3,019	—	7,403	1,679	749	1,196	372	740
Group Insurance	347	5,036	158	6,229	4,227	647	3,966	15	640

U.S. Individual Life and Group Insurance Division	4,573	8,055	158	13,632	5,906	1,396	5,162	387	1,380

International Insurance	6,051	43,134	183	22,212	7,172	1,957	5,421	611	1,007
International Investments	—	—	—	—	—	51	—	—	630

International Insurance and Investments Division	6,051	43,134	183	22,212	7,172	2,008	5,421	611	1,637

Corporate and Other	(180)	439	1	(3,503)	(39)	609	5	(47)	746

Total Financial Services Businesses	13,127	69,786	435	94,625	14,998	8,462	14,734	1,357	7,259

Closed Block Business	1,999	51,730	—	6,658	3,608	3,421	6,350	67	626

Total	$15,126	$121,516	$435	$101,283	$18,606	$11,883	$21,084	$1,424	$7,885

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2007 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$1,976	$1,166	$—	$7,910	$1,354	$580	$569	$278	$926
Retirement	233	14,250	48	43,371	501	3,676	3,306	17	990
Asset Management	—	—	—	—	—	216	—	20	1,598

U.S. Retirement Solutions and Investment Management Division	2,209	15,416	48	51,281	1,855	4,472	3,875	315	3,514

Individual Life	3,855	2,647	—	6,588	1,573	656	1,122	164	694
Group Insurance	321	4,695	163	6,149	4,045	671	3,865	9	641

U.S. Individual Life and Group Insurance Division	4,176	7,342	163	12,737	5,618	1,327	4,987	173	1,335

International Insurance	5,187	36,592	181	18,170	6,490	1,608	5,211	479	937
International Investments	—	—	—	—	—	36	—	—	513

International Insurance and Investments Division	5,187	36,592	181	18,170	6,490	1,644	5,211	479	1,450

Corporate and Other	(176)	455	3	(2,860)	(33)	785	(90)	(47)	822

Total Financial Services Businesses	11,396	59,805	395	79,328	13,930	8,228	13,983	920	7,121

Closed Block Business	943	51,209	—	8,546	3,552	3,789	6,891	76	724

Total	$12,339	$111,014	$395	$87,874	$17,482	$12,017	$20,874	$996	$7,845

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2006 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$1,613	$949	$—	$8,767	$1,065	$618	$583	$183	$722
Retirement	176	14,493	24	40,616	474	3,425	2,921	18	887
Asset Management	—	—	—	—	—	170	—	27	1,414

U.S. Retirement Solutions and Investment Management Division	1,789	15,442	24	49,383	1,539	4,213	3,504	228	3,023

Individual Life	3,550	2,293	—	6,171	1,349	548	1,066	2	604
Group Insurance	284	4,444	159	5,815	3,863	621	3,703	2	623

U.S. Individual Life and Group Insurance Division	3,834	6,737	159	11,986	5,212	1,169	4,769	4	1,227

International Insurance	4,397	33,277	56	16,193	6,237	1,394	4,965	467	920
International Investments	—	—	—	—	—	31	—	—	447

International Insurance and Investments Division	4,397	33,277	56	16,193	6,237	1,425	4,965	467	1,367

Corporate and Other	(166)	484	6	(1,886)	(26)	833	(40)	(43)	994

Total Financial Services Businesses	9,854	55,940	245	75,676	12,962	7,640	13,198	656	6,611

Closed Block Business	1,009	50,706	—	9,018	3,599	3,680	6,624	90	695

Total	$10,863	$106,646	$245	$84,694	$16,561	$11,320	$19,822	$746	$7,306

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2008, 2007 and 2006 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2008
Life Insurance Face Amount In Force	$2,772,863	$353,183	$5,389	$2,425,069	0.2%

Premiums:
Life Insurance	$15,339	$1,218	$31	$14,152	0.2%
Accident and Health Insurance	1,329	15	1	1,315	0.1%
Property & Liability Insurance	—	—	1	1	100.0%

Total Premiums	$16,668	$1,233	$33	$15,468	0.2%

2007
Life Insurance Face Amount In Force	$2,651,833	$309,197	$5,563	$2,348,199	0.2%

Premiums:
Life Insurance	$14,549	$1,359	$29	$13,219	0.2%
Accident and Health Insurance	1,139	13	3	1,129	0.3%
Property & Liability Insurance	—	—	3	3	100.0%

Total Premiums	$15,688	$1,372	$35	$14,351	0.2%

2006
Life Insurance Face Amount In Force	$2,504,819	$251,296	$7,425	$2,260,948	0.3%

Premiums:
Life Insurance	$14,092	$1,294	$69	$12,867	0.5%
Accident and Health Insurance	1,030	19	9	1,020	0.9%
Property & Liability Insurance	—	—	21	21	100.0%

Total Premiums	$15,122	$1,313	$99	$13,908	0.7%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006 (in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Affect of Foreign Exchange Rates	Balance at End of Period
2008
Allowance for losses on commercial mortgage and other loans	$173	$—	$155	(a)	$1	(b)	$5	$332
Valuation allowance on deferred tax asset	324	—	27	(g)	35	(c)	(51)	265

	$497	$—	$182		$36		$(46)	$597

2007
Allowance for losses on commercial mortgage and other loans	$185	$—	$—		$13	(d)	$1	$173
Valuation allowance on deferred tax asset	592	—	—		264	(e)	(4)	324

	$777	$—	$—		$277		$(3)	$497

2006
Allowance for losses on commercial mortgage and other loans	$248	$—	$—		$64	(f)	$1	$185
Valuation allowance on deferred tax asset	676	4	—		75	(c)	(13)	592

	$924	$4	$—		$139		$(12)	$777

(a)	Represents $155 million of additions to allowance for losses.
(b)	Represents $1 million of charge-offs, net of recoveries.
(c)	Represents, primarily, utilization and expiration of net operating losses.
(d)	Represents $11 million of release of allowance for losses and $2 million of charge-offs, net of recoveries.
(e)	Represents, primarily, $141 million reduction to the valuation allowance on the deferred taxes associated with the acquisition of Gibraltar Life as a result of the adoption of FIN No. 48, as well as the utilization and expiration of net operating losses.
(f)	Represents $57 million of release of allowance for losses and $7 million of charge-offs, net of recoveries.
(g)	Represents, primarily, additional valuation allowance to offset the establishment of gross deferred tax asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 26th day of February, 2009.

Prudential Financial, Inc.

By:	/S/ RICHARD J. CARBONE
Name:	Richard J. Carbone
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009:

Name	Title

/S/ JOHN R. STRANGFELD, JR. John R. Strangfeld, Jr.	Chief Executive Officer, President and Director

/S/ RICHARD J. CARBONE Richard J. Carbone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ PETER B. SAYRE Peter B. Sayre	Senior Vice President and Controller (Principal Accounting Officer)

THOMAS J. BALTIMORE, JR.* Thomas J. Baltimore, Jr.	Director

FREDERIC K. BECKER* Frederic K. Becker	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GASTON CAPERTON* Gaston Caperton	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

MARK B. GRIER* Mark B. Grier	Director

JON F. HANSON* Jon F. Hanson	Director

Name	Title

CONSTANCE J. HORNER* Constance J. Horner	Director

KARL J. KRAPEK* Karl J. Krapek	Director

CHRISTINE A. POON* Christine A. Poon	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/S/ RICHARD J. CARBONE
Attorney-in-fact

EXHIBIT INDEX

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Shareholders’ Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.4	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

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

10.11	The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of January 1, 2009).*

10.12	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.13	Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008).*

10.14	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.15	Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008).*

10.16

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.17

Form of 2003 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.18

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.19

Form of 2004 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.12 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.20

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.21

Form of 2005 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.22

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.23

Form of 2006 Grant Acceptance Agreement relating to Common Stock performance share awards to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.24

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.25

Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.26

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.27

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.28

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.29

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.30

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.31

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.32

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.33	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.34	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on December 9, 2008).*

10.35	The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009).*

10.36

Prudential Supplemental Employee Savings Plan, as amended and restated on December 31, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.37

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2006. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.38	Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008.*

10.39	The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009).*

10.40	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q.*

10.41	Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008).*

10.42

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.43	First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008.*

10.44	Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009).*

10.45	PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009).*

10.46

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.47	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.48	First Amendment to the Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.49	Second Amendment to the Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.50	Third Amendment to the Prudential Severance Plan for Senior Executives, dated December 23, 2008.*

10.51	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.52	First Amendment to the Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.53	Second Amendment to the Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.54	Third Amendment to the Prudential Severance Plan for Executives, dated December 23, 2008.*

10.55	Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.56	First Amendment to the Prudential Severance Plan. Incorporated by reference to Exhibit 10.47 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.57	Second Amendment to the Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.58	Third Amendment to the Prudential Severance Plan, dated December 23, 2008.*

10.59

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.60	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.61

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.62

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

10.63

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

10.65

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