Form 10-Q
period 2009-03-31
PRUDENTIAL FINANCIAL INC
filed 2009-05-08
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, 424 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2009 and December 31, 2008 (in millions, except share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2009—$167,006; 2008—$168,691)	$154,540	$158,056
Held to maturity, at amortized cost (fair value: 2009—$4,629; 2008—$3,832)	4,661	3,808
Trading account assets supporting insurance liabilities, at fair value	13,973	13,875
Other trading account assets, at fair value	4,578	4,336
Equity securities, available for sale, at fair value (cost: 2009—$6,751; 2008—$7,288)	5,551	6,065
Commercial mortgage and other loans (includes $494 measured at fair value at March 31, 2009)	32,738	33,114
Policy loans	9,681	9,703
Securities purchased under agreements to resell	—	480
Other long-term investments	6,033	7,012
Short-term investments	4,672	5,576

Total investments	236,427	242,025
Cash and cash equivalents	14,336	15,028
Accrued investment income	2,335	2,266
Deferred policy acquisition costs	14,493	15,126
Deferred income taxes, net	1,444	1,106
Other assets	18,856	22,365
Separate account assets	139,638	147,095

TOTAL ASSETS	$427,529	$445,011

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$119,076	$121,951
Policyholders’ account balances	100,638	99,613
Policyholders’ dividends	1,704	1,670
Securities sold under agreements to repurchase	7,983	7,900
Cash collateral for loaned securities	3,194	4,168
Income taxes	773	459
Short-term debt	6,651	10,535
Long-term debt (includes $736 measured at fair value at March 31, 2009)	20,662	20,290
Other liabilities	13,704	17,544
Separate account liabilities	139,638	147,095

Total liabilities	414,023	431,225

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,902,457 and 604,902,444 shares issued as of March 31, 2009 and December 31, 2008, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively)	—	—
Additional paid-in capital	21,927	22,001
Common Stock held in treasury, at cost (182,080,196 and 183,582,565 shares as of March 31, 2009 and December 31, 2008, respectively)	(11,545)	(11,655)
Accumulated other comprehensive loss	(8,575)	(7,343)
Retained earnings	11,117	10,426

Total Prudential Financial, Inc. equity	12,930	13,435

Noncontrolling interests	576	351

Total equity	13,506	13,786

TOTAL LIABILITIES AND EQUITY	$427,529	$445,011

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2009 and 2008 (in millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
REVENUES
Premiums	$4,034	$3,958
Policy charges and fee income	726	825
Net investment income	2,855	3,027
Asset management fees and other income	803	666
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,855)	(539)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	1,250	—
Other realized investment gains (losses), net	750	(373)

Total realized investment gains (losses), net	145	(912)

Total revenues	8,563	7,564

BENEFITS AND EXPENSES
Policyholders’ benefits	4,341	4,035
Interest credited to policyholders’ account balances	1,169	637
Dividends to policyholders	(1)	559
General and administrative expenses	3,042	2,270

Total benefits and expenses	8,551	7,501

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	12	63

Income tax expense	4	23

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	8	40
Equity in earnings of operating joint ventures, net of taxes	(6)	43

INCOME FROM CONTINUING OPERATIONS	2	83
Income from discontinued operations, net of taxes	1	1

NET INCOME	3	84
Less: Income (loss) attributable to noncontrolling interests	(11)	24

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$14	$60

EARNINGS PER SHARE (See Note 7)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$0.01	$0.18
Income from discontinued operations, net of taxes	—	—

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$0.01	$0.18

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$0.01	$0.18
Income from discontinued operations, net of taxes	—	—

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$0.01	$0.18

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$4.00	$(10.00)
Income from discontinued operations, net of taxes	—	—

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$4.00	$(10.00)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Equity

Three Months Ended March 31, 2009 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$6	$—	$22,001	$10,426	$(11,655)	$(7,343)	$13,435	$351	$13,786
Contributions from noncontrolling interests	—	—	—	—	—	—	—	276	276
Stock-based compensation programs	—	—	(74)	(9)	110	—	27	—	27
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	—	—	—	686	—	(686)	—	—	—
Comprehensive loss:
Net income	—	—	—	14	—	—	14	(11)	3
Other comprehensive loss, net of tax	—	—	—	—	—	(546)	(546)	(40)	(586)

Total comprehensive loss	—	—	—	—	—	—	(532)	(51)	(583)

Balance, March 31, 2009	$6	$—	$21,927	$11,117	$(11,545)	$(8,575)	$12,930	$576	$13,506

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008 (in millions)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3	$84
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(145)	912
Policy charges and fee income	(450)	(277)
Interest credited to policyholders’ account balances	1,169	637
Depreciation and amortization	142	106
Gains on trading account assets supporting insurance liabilities, net	(148)	—
Change in:
Deferred policy acquisition costs	624	(254)
Future policy benefits and other insurance liabilities	(340)	1,057
Trading account assets supporting insurance liabilities and other trading account assets	539	(87)
Income taxes	322	(402)
Other, net	820	(408)

Cash flows from operating activities	2,536	1,368

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	13,174	23,856
Fixed maturities, held to maturity	62	49
Trading account assets supporting insurance liabilities and other trading account assets	8,234	5,813
Equity securities, available for sale	243	869
Commercial mortgage and other loans	834	535
Policy loans	427	380
Other long-term investments	290	302
Short-term investments	6,868	9,569
Payments for the purchase/origination of:
Fixed maturities, available for sale	(13,472)	(25,643)
Fixed maturities, held to maturity	(573)	(9)
Trading account assets supporting insurance liabilities and other trading account assets	(9,114)	(5,982)
Equity securities, available for sale	(194)	(1,036)
Commercial mortgage and other loans	(775)	(1,927)
Policy loans	(446)	(361)
Other long-term investments	(419)	(795)
Short-term investments	(6,104)	(10,272)
Other, net	(66)	106

Cash flows used in investing activities	(1,031)	(4,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	8,391	9,501
Policyholders’ account withdrawals	(6,994)	(4,963)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(410)	(3,867)
Cash dividends paid on Common Stock	(31)	(75)
Net change in financing arrangements (maturities 90 days or less)	(1,906)	760
Common Stock acquired	—	(869)
Common Stock reissued for exercise of stock options	9	29
Proceeds from the issuance of debt (maturities longer than 90 days)	964	2,110
Repayments of debt (maturities longer than 90 days)	(2,257)	(1,010)
Excess tax benefits from share-based payment arrangements	—	12
Other, net	59	(129)

Cash flows from (used in) financing activities	(2,175)	1,499

Effect of foreign exchange rate changes on cash balances	(22)	379
NET DECREASE IN CASH AND CASH EQUIVALENTS	(692)	(1,300)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,028	11,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,336	$9,760

NON-CASH TRANSACTIONS DURING THE PERIOD
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$—	$977
Treasury Stock shares issued for stock-based compensation programs	$96	$84

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

2. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Share-Based Payments

The Company issues employee share-based compensation awards, under a plan authorized by the Board of Directors, that are subject to specific vesting conditions. Generally the awards vest ratably over a three-year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. The Company accounts for those awards granted between (a) the adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” on January 1, 2003, and (b) the adoption on January 1, 2006 of SFAS No. 123(R) which specify that an employee vests in the award upon retirement, using the nominal vesting period approach. Under this approach, the Company records compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement.

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended March 31, 2008 would have been increased by $0.8 million, with no reportable impact to the earnings per share of Common Stock, on both a basic and diluted basis. There is no impact to net income for 2009, as all compensation expense relating to share-based compensation awards accounted for under the nominal vesting period approach had been recognized in net income by December 31, 2008.

Investments in Debt and Equity Securities

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 11 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption of FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Short-term investments primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value and include money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, gains on commercial mortgage loans in connection with securitization transactions, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in the Company’s capacity as a broker or dealer.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company early adopted this guidance on January 1, 2009. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost basis. For all debt securities in unrealized loss positions that do not meet either of these two criteria, FSP FAS 115-2 and FAS 124-2 requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded.

Under FSP FAS 115-2 and FAS 124-2, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).” Prior to the adoption of FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. For all other debt

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security.

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

Goodwill

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is an operating segment or a unit one level below the operating segment. The Company evaluated the goodwill of the Retirement segment’s full service business for potential impairment as of March 31, 2009 and determined that a goodwill impairment did not exist, as the fair value of the business, which was calculated by applying a discounted cash flow analysis to its expected future earnings, was greater than its carrying value. The carrying value of the Retirement segment’s full service business goodwill was $444 million as of March 31, 2009.

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

Derivatives are used in a non-dealer capacity in insurance, investment and international businesses as well as treasury operations to manage the characteristics of the Company’s asset/liability mix, to manage the interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 13, all realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows.

Derivatives are also used in a derivative dealer or broker capacity in the Company’s securities operations to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivatives are recorded either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Consolidated Statements of Financial Position, except for embedded derivatives which are recorded in the Consolidated Statements of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed pursuant to FASB Interpretation (“FIN”) No. 39 and FSP No. 39-1.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Income Taxes

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. It is reasonably possible that the total net amount of unrecognized tax benefits will decrease anywhere from $0 to $200 million within the next 12 months due to the expiration of the statute of limitations. Taxable years 2004 through 2008 are still open for IRS examination.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2008 or 2009 results. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, the Company has agreed to such adjustment. Nevertheless, the Company believes that its return position is technically correct. Therefore, the Company intends to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The statute of limitations for these years is set to expire during 2009. These activities had no impact on the Company’s 2008 or 2009 results.

In January 2007, the IRS began an examination of the consolidated U.S. federal income tax years 2004 through 2006. For the consolidated U.S. federal income tax years 2007 and 2008, the Company participated in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during the 2007 and 2008 tax years in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax return and the IRS’s completion of its examination of the return.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accounting Pronouncements Adopted

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted this guidance effective January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to Accumulated other comprehensive income (loss) of $686 million, as of January 1, 2009. The disclosures required by this FSP are provided in Note 4. See “Investments in Debt and Equity Securities” above for more information.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP also amends the disclosure requirements in interim and annual periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this FSP are provided in Note 11.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the guidance in SFAS No. 5, “Accounting for Contingencies.” This FSP also amends disclosure requirements. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2008, the FASB Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” The consensus concluded that (a) the issuer of a liability (including debt) with a third-party credit enhancement that is inseparable from the liability, shall not include the effect of the credit enhancement in the fair value measurement of the liability; (b) the issuer shall disclose the existence of any third-party credit enhancement on such liabilities, and (c) in the period of adoption the issuer shall disclose the valuation techniques used to measure the fair value of such liabilities and disclose any changes from valuation techniques used in prior periods. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB EITF reached consensus on the following issues contained in EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock:” (1) how

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

an entity should evaluate whether an instrument (or embedded feature) is indexed to the entity’s own stock; (2) how the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to the entity’s own stock; (3) how an issuer should account for equity-linked financial instruments issued to investors for purposes of establishing a market-based measure of the grant-date fair value of employee stock options. This guidance clarifies what instruments qualify as indexed to an entity’s own stock and are thereby exempt from requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eligible for equity classification under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, and must be applied retrospectively to all EPS data presented. The Company’s adoption of this guidance effective January 1, 2009 had no reportable impact on earnings per basic share of Common Stock and earnings per diluted share of Common Stock for the three months ended March 31, 2008. The Company’s adoption of this guidance effective January 1, 2009 reduced earnings per basic share of Common Stock for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 by $0.01, $0.05, $0.06, $0.06 and $0.02, respectively, and earnings per diluted share of Common Stock by $0.01, $0.01, $0.02, $0.03 and $0.01, respectively.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP, which is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively, addresses the accounting for certain convertible debt instruments including those that have been issued by the Company. It requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity within additional paid-in capital. The liability component of the debt instrument is accreted to par using the effective yield method, with the accretion being reported as a component of interest expense. Bond issuance costs are allocated to the debt and equity components in proportion to the debt proceeds. The Company’s adoption of this guidance effective January 1, 2009 reduced net income for the three months ended March 31, 2008 by $9 million or $0.02 per share of Common Stock, on both a basic and diluted basis. The Company’s adoption of this guidance effective January 1, 2009 reduced net income for the years ended December 31, 2008, 2007, 2006 and 2005 by $44 million, $42 million, $36 million and $5 million, or $0.10, $0.09, $0.07 and $0.01 per share of Common Stock, on both a basic and diluted basis, respectively.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date and the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosures are provided in Note 13.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The FSP provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The FSP is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 delays the effective date of SFAS No. 157 for these items to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $341 million at March 31, 2008 and totaled $351 million, $409 million, $329 million, $110 million, and $97 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. In addition, income attributable to the noncontrolling interests, which was previously reported as an expense in “General and administrative expenses” and reflected within Income from Continuing Operations is now reported as a separate amount below Net Income, and totaled $24 million for the three months ended March 31, 2008 and totaled $36 million, $67 million, $25 million, $21 million and $13 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company will adopt this guidance beginning with the interim period ending June 30, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations, but will affect interim disclosures.

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

Additional Investment in UBI Pramerica

On January 18, 2008, the Company made an additional investment of $154 million in its UBI Pramerica operating joint venture in Italy, which is accounted for under the equity method. This additional investment was necessary to maintain the Company’s ownership interest at 35 percent and was a result of the merger of the Company’s joint venture partner with another Italian bank, and the subsequent consolidation of their asset management companies into the UBI Pramerica joint venture.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Equity sales, trading and research operations	$—	$(1)
Real estate investments sold or held for sale	2	1
International securities operations	—	1

Income from discontinued operations before income taxes	2	1
Income tax expense	1	—

Income from discontinued operations, net of taxes	$1	$1

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $65 million and $19 million, respectively, as of March 31, 2009 and $66 million and $21 million, respectively, as of December 31, 2008. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,532	$903	$40	$6,395	$—
Obligations of U.S. states and their political subdivisions	865	40	3	902	—
Foreign government bonds	31,547	1,671	123	33,095	(3)
Corporate securities	89,863	1,319	9,265	81,917	(166)
Asset-backed securities(1)	15,753	117	5,424	10,446	(1,595)
Commercial mortgage-backed securities	11,601	15	1,969	9,647	5
Residential mortgage-backed securities(2)	11,845	492	199	12,138	(15)

Total fixed maturities, available for sale	$167,006	$4,557	$17,023	$154,540	$(1,774)

Equity securities, available for sale	$6,751	$235	$1,435	$5,551

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which, from January 1, 2009, were not included in earnings under FSP FAS 115-2 and FAS 124-2. Amount excludes $184 million of net unrealized losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$999	$55	$1	$1,053	$—
Corporate securities	830	3	109	724	—
Asset-backed securities(1)	853	11	3	861	—
Commercial mortgage-backed securities	437	18	17	438	—
Residential mortgage-backed securities(2)	1,542	21	10	1,553	—

Total fixed maturities, held to maturity	$4,661	$108	$140	$4,629	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which, from January 1, 2009, were not included in earnings under FSP FAS 115-2 and FAS 124-2.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,236	$1,355	$13	$7,578
Obligations of U.S. states and their political subdivisions	891	32	12	911
Foreign government bonds	32,585	2,266	112	34,739
Corporate securities	87,028	1,630	9,604	79,054
Asset-backed securities	16,057	109	4,174	11,992
Commercial mortgage-backed securities	12,381	5	2,334	10,052
Residential mortgage-backed securities	13,513	450	233	13,730

Total fixed maturities, available for sale	$168,691	$5,847	$16,482	$158,056

Equity securities, available for sale	$7,288	$259	$1,482	$6,065

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,093	$115	$—	$1,208
Corporate securities	867	9	128	748
Asset-backed securities	782	25	1	806
Commercial mortgage-backed securities	11	—	—	11
Residential mortgage-backed securities	1,055	8	4	1,059

Total fixed maturities, held to maturity	$3,808	$157	$133	$3,832

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2009, are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$9,113	$8,918	$10	$10
Due after one year through five years	34,643	32,802	—	—
Due after five years through ten years	31,980	29,586	23	24
Due after ten years	52,071	51,003	1,796	1,743
Asset-backed securities	15,753	10,446	853	861
Commercial mortgage-backed securities	11,601	9,647	437	438
Residential mortgage-backed securities	11,845	12,138	1,542	1,553

Total	$167,006	$154,540	$4,661	$4,629

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in millions)
Fixed maturities, available for sale:
Proceeds from sales	$8,643	$17,821
Proceeds from maturities/repayments	4,025	5,881
Gross investment gains from sales, prepayments and maturities	363	297
Gross investment losses from sales and maturities	(117)	(184)

Fixed maturities, held to maturity:
Proceeds from maturities/repayments	$62	$49
Gross investment gains from prepayments	—	—

Fixed maturity and equity security impairments:
Total writedowns for other-than-temporary impairment losses on fixed maturities	$(1,855)	$(539)
Portion of loss recognized in other comprehensive income (before taxes)	1,250	—

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings	$(605)	$(539)
Writedowns for other-than-temporary impairment losses on equity securities	$(493)	$(100)

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
(in millions)
Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	658
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	—
Credit loss impairment recognized in the current period on securities not previously impaired	394
Additional credit loss impairments recognized in the current period on securities previously impaired	155
Increases due to the passage of time on previously recorded credit losses	2
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)

Balance, March 31, 2009	$1,207

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$423	$423	$1,232	$1,232

Fixed maturities:
Corporate securities	8,951	8,270	8,814	7,971
Commercial mortgage-backed securities	2,281	2,077	2,335	2,092
Residential mortgage-backed securities	1,452	1,445	708	684
Asset-backed securities	841	548	915	635
Foreign government bonds	432	435	416	420
U.S. government authorities and agencies and obligations of U.S. states	151	152	147	143

Total fixed maturities	14,108	12,927	13,335	11,945
Equity securities	963	623	1,074	698

Total trading account assets supporting insurance liabilities	$15,494	$13,973	$15,641	$13,875

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $245 million and $(256) million during the three months ended March 31, 2009 and 2008 respectively.

Other Trading Account Assets

The following table sets forth the composition of the Company’s other trading account assets as of the dates indicated:

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$6	$6	$7	$7

Fixed maturities:
Asset-backed securities	1,283	1,148	423	308
Residential mortgage-backed securities	257	121	278	150
Corporate securities	225	202	230	204
Commercial mortgage-backed securities	208	117	217	136
U.S. government authorities and agencies and obligations of U.S. states	72	76	102	106
Foreign government bonds	29	30	32	33

Total fixed maturities	2,074	1,694	1,282	937

Derivative instruments and other	2,422	2,730	2,949	3,250
Equity securities	151	148	144	142

Total other trading account assets	$4,653	$4,578	$4,382	$4,336

The net change in unrealized gains (losses) from other trading account assets still held at period end, recorded within “Asset management fees and other income” was $(29) million and $(132) million during the three months ended March 31, 2009 and 2008 respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three months ended March 31, 2009 and 2008 was from the following sources:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in millions)
Fixed maturities, available for sale	$2,100	$2,115
Fixed maturities, held to maturity	31	23
Equity securities, available for sale	77	72
Trading account assets	197	204
Commercial mortgage and other loans	483	471
Policy loans	137	133
Broker-dealer related receivables	6	44
Short-term investments and cash equivalents	63	162
Other long-term investments	(106)	79

Gross investment income	2,988	3,303
Less investment expenses	(133)	(276)

Net investment income	$2,855	$3,027

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2009 and 2008 were from the following sources:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in millions)
Other-than-temporary impairment losses on fixed maturities	$(1,855)	$(539)
Portion of loss recognized in other comprehensive income (before taxes)	1,250	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(605)	(539)
Fixed maturities—all other	246	113

Fixed maturities, net	(359)	(426)
Equity securities	(501)	(149)
Commercial mortgage and other loans	(120)	(29)
Investment real estate	(14)	—
Joint ventures and limited partnerships	(14)	—
Derivatives	1,150	(317)
Other	3	9

Realized investment gains (losses), net	$145	$(912)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Consolidated Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$—	$—	$—	$—	$—	$—
Cumulative impact of the adoption of FSP FAS 115-2 and FAS 124-2	(1,139)	9	1	—	388	(741)
Net investment gains (losses) on investments arising during the period	(121)	—	—	—	56	(65)
Reclassification adjustment for OTTI losses included in net income	155	—	—	—	(45)	110
Reclassification adjustment for OTTI losses excluded from net income(1)	(853)	—	—	—	311	(542)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	90	—	—	(32)	58
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(5)	—	2	(3)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	—	—	—

Balance, March 31, 2009	$(1,958)	$99	$(4)	$—	$680	$(1,183)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$(11,893)	$1,479	$(384)	$431	$3,632	$(6,735)
Cumulative impact of the adoption of FSP FAS 115-2 and FAS 124-2	(361)	15	4	418	(21)	55
Net investment gains (losses) on investments arising during the period	(1,169)	—	—	—	416	(753)
Reclassification adjustment for (gains) losses included in net income	708	—	—	—	(248)	460
Reclassification adjustment for OTTI losses excluded from net income(2)	853	—	—	—	(311)	542
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	240	—	—	(84)	156
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	178	—	(62)	116
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(552)	194	(358)

Balance, March 31, 2009	$(11,862)	$1,734	$(202)	$297	$3,516	$(6,517)

(1)	Includes cash flow hedges. See Note 13 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2009	December 31, 2008
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,958)	$—
Fixed maturity securities, available for sale—all other	(10,508)	(10,635)
Equity securities, available for sale	(1,200)	(1,223)
Derivatives designated as cash flow hedges(1)	(187)	(227)
Other investments(2)	33	192

Net unrealized gains (losses) on investments	$(13,820)	$(11,893)

(1)	See Note 13 for more information on cash flow hedges.
(2)	Includes $233 million of net unrealized losses on held to maturity securities that were transferred from available-for-sale.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2009
	Less than twelve months(2)		Twelve months or more(2)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$707	$38	$36	$2	$743	$40
Obligations of U.S. states and their political subdivisions	94	3	3	—	97	3
Foreign government bonds	3,816	84	231	40	4,047	124
Corporate securities	28,430	3,440	24,739	5,934	53,169	9,374
Commercial mortgage-backed securities	6,021	1,223	3,326	763	9,347	1,986
Asset-backed securities	2,353	1,571	6,028	3,856	8,381	5,427
Residential mortgage-backed securities	1,337	41	1,305	168	2,642	209

Total	$42,758	$6,400	$35,668	$10,763	$78,426	$17,163

(1)	Includes $1,844 million of fair value and $140 million of gross unrealized losses at March 31, 2009 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.
(2)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and FAS 124-2.

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$994	$13	$—	$—	$994	$13
Obligations of U.S. states and their political subdivisions	299	11	7	1	306	12
Foreign government bonds	3,580	72	294	40	3,874	112
Corporate securities	36,549	4,508	17,707	5,224	54,256	9,732
Commercial mortgage-backed securities	6,537	1,380	3,407	954	9,944	2,334
Asset-backed securities	4,925	1,791	5,910	2,384	10,835	4,175
Residential mortgage-backed securities	824	109	1,557	128	2,381	237

Total	$53,708	$7,884	$28,882	$8,731	$82,590	$16,615

(1)	Includes $926 million of fair value and $133 million of gross unrealized losses at December 31, 2008 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses at March 31, 2009 and December 31, 2008 are composed of $12,331 million and $12,863 million related to investment grade securities and $4,832 million and $3,752 million related to below investment grade securities, respectively. At March 31, 2009, $11,997 million of the gross unrealized losses represented declines in value of greater than 20%, $3,779 million of which had been in that position for less than six months, as compared to $11,505 million at December 31, 2008 that represented declines in value of greater than 20%, $10,509 million of which had been in that position for less than six months. At March 31, 2009, the $10,763 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing, services and finance sectors of the Company’s corporate securities. At December 31, 2008, the $8,731 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and utilities sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and cashflows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2009, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following tables show the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$2,809	$1,312	$406	$123	$3,215	$1,435

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$3,978	$1,419	$263	$63	$4,241	$1,482

At March 31, 2009, $1,270 million of the gross unrealized losses represented declines of greater than 20%, $635 million of which had been in that position for less than six months. At December 31, 2008, $1,227 million of the gross unrealized losses represented declines of greater than 20%, $1,086 million of which had been in that position for less than six months. Securities with fair value of $406 million and $263 million and gross unrealized losses of $123 million and $63 million that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2009 and December 31, 2008, respectively, represent perpetual preferred securities, which have characteristics of both debt and equity securities and to which an impairment model similar to the Company’s fixed maturities is applied. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at March 31, 2009 or December 31, 2008.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Consolidated Variable Interest Entities for which the Company is the Sponsor

The Company is the sponsor of certain asset-backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company sells or syndicates investments through these vehicles, principally as part of the proprietary investing activity of the Company’s asset management businesses. Additionally, the Company may invest in debt or equity securities issued by these vehicles. CDOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company analyzes these relationships to determine whether or not it absorbs the majority of expected losses or receives the majority of the expected residual returns, and thus is the primary beneficiary. This analysis includes a review of the Company’s size and relative position in the capital structure and/or a review of cash flow projections driven by assumptions regarding the underlying collateral including default rate, recovery rate, deal call probability, reinvestment rates and fees and expenses. The Company has not provided material financial or other support that was not contractually required to any VIE for which it is the sponsor.

The Company has determined that it is the primary beneficiary of certain VIEs that it sponsors, including one CDO and certain other investment structures, as it absorbs a majority of the expected losses or receives the majority of the expected residual returns. These VIEs are consolidated and reflected in the table below. The table below reflects the carrying amount and balance sheet caption in which the assets of consolidated VIEs for which the Company is the sponsor are reported. The liabilities of consolidated VIEs for which the Company is the sponsor are included in “Other liabilities” and “Separate account liabilities” and are also reflected in the table below. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIE.

	March 31, 2009	December 31, 2008
	(in millions)
Fixed maturities, available for sale	$25	$29
Commercial mortgages and other loans	443	450
Other long-term investments	25	100
Cash and cash equivalents	2	1
Accrued investment income	3	2
Other assets	4	5
Separate account assets	88	91

Total assets of consolidated VIEs	$590	$678

Total liabilities of consolidated VIEs	$501	$515

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities for which the Company is the Sponsor

The Company has also determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it will not absorb a majority of the expected losses or receive the majority of the expected residual returns. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $608 million and $674 million at March 31, 2009 and December 31, 2008, respectively. These investments are reflected in “Fixed maturities, available for sale” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $6,022 million and $5,916 million as of March 31, 2009 and December 31, 2008, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

Consolidated Variable Interest Entities for which the Company is not the Sponsor

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities, but over which the Company does not exercise control and is not the sponsor. Included among these structured investments are structured investments issued by a VIE that manages yen-denominated investments coupled with cross-currency coupon swap agreements thereby creating synthetic dual currency investments. The Company’s position in the capital structure and/or relative size indicates that the Company is the primary beneficiary. The Company has not provided material financial or other support that was not contractually required to these VIEs. The table below reflects the carrying amount and balance sheet caption in which the assets of consolidated VIEs for which the Company is not the sponsor are reported. The liabilities of consolidated VIEs for which the Company is not the sponsor are included in “Other liabilities” and are also reflected in the table below. These liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE. As reflected in the table below, total assets of consolidated VIEs for which the Company is not a sponsor decreased from December 31, 2008 to March 31, 2009, reflecting the deconsolidation of a VIE that manages investments in the European market. The assets held by the VIE were distributed to the Company during March 2009.

	March 31, 2009	December 31, 2008
	(in millions)
Fixed maturities, available for sale	$108	$124
Fixed maturities, held to maturity	929	1,012
Other trading account assets	—	404
Other long-term investments	40	43
Cash and cash equivalents	4	79
Accrued investment income	4	8
Other assets	—	55

Total assets of consolidated VIEs	$1,085	$1,725

Total liabilities of consolidated VIEs	$3	$61

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $6,511 million and $7,130 million at March 31, 2009 and December 31, 2008, respectively, is classified on the Consolidated Statements of Financial Position within “Policyholders’ account balances.” Creditors of the trust do have recourse to the Company if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Significant Variable Interests in Unconsolidated Variable Interest Entities for which the Company is not the Sponsor

In addition, in the normal course of its activities, the Company will invest in structured investments including VIEs for which it is not the sponsor. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities. The Company’s maximum exposure to loss on these structured investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has not provided material financial or other support that was not contractually required to these structures. The Company has determined that it is not the primary beneficiary of these structures due to its relative size and position in the capital structure of these entities.

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $7 billion and $8 billion as of March 31, 2009 and December 31, 2008, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $906 million and $1,095 million at March 31, 2009 and December 31, 2008, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of January 1, 2009, the Company recognized an adjusted policyholder dividend obligation of $851 million, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings, which reflects a cumulative adjustment of $418 million related to the Company’s adoption of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” effective January 1, 2009. See Note 2 for more information on the adoption of FSP FAS 115-2 and FAS 124-2. As of March 31, 2009, the excess of actual cumulative earnings over the expected cumulative earnings was $299 million. However, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of March 31, 2009 and December 31, 2008 was reduced to zero through “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the three months ended March 31, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,700	$51,763
Policyholders’ dividends payable	1,088	1,036
Policyholder dividend obligation	—	—
Policyholders’ account balances	5,605	5,622
Other Closed Block liabilities	5,792	5,724

Total Closed Block Liabilities	64,185	64,145

Closed Block Assets
Fixed maturities, available for sale, at fair value	34,932	35,345
Other trading account assets, at fair value	132	120
Equity securities, available for sale, at fair value	2,086	2,354
Commercial mortgage and other loans	8,046	8,129
Policy loans	5,451	5,423
Other long-term investments	1,824	1,676
Short-term investments	1,130	1,340

Total investments	53,601	54,387
Cash and cash equivalents	1,439	1,779
Accrued investment income	670	615
Other Closed Block assets	347	409

Total Closed Block Assets	56,057	57,190

Excess of reported Closed Block Liabilities over Closed Block Assets	8,128	6,955
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	(5,408)	(4,371)
Allocated to policyholder dividend obligation	299	433

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,019	$3,017

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2009
(in millions)
Balance, January 1, 2009	$—
Impact from earnings allocable to policyholder dividend obligation	(552)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	552

Balance, March 31, 2009	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Revenues
Premiums	$773	$856
Net investment income	718	841
Realized investment gains (losses), net	(408)	(95)
Other income	15	19

Total Closed Block revenues	1,098	1,621

Benefits and Expenses
Policyholders’ benefits	912	972
Interest credited to policyholders’ account balances	35	35
Dividends to policyholders	3	502
General and administrative expenses	145	172

Total Closed Block benefits and expenses	1,095	1,681

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	3	(60)

Income tax expense (benefit)	5	(52)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	(2)	(8)
Income from discontinued operations, net of taxes	—	—

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$(2)	$(8)

6. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2008	604.9	183.6	421.3	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	—	—	—
Stock-based compensation programs(1)	—	(1.5)	1.5	—

Balance, March 31, 2009	604.9	182.1	422.8	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net income	$3	$84
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(328)	251
Change in net unrealized investments gains (losses)(1)	(267)	(1,238)
Change in pension and postretirement unrecognized net periodic benefit	9	(1)

Other comprehensive loss(2)	(586)	(988)

Comprehensive loss	(583)	(904)
Comprehensive (income) loss attributable to noncontrolling interests	51	(22)

Comprehensive loss attributable to Prudential Financial, Inc.	$(532)	$(926)

(1)	Includes cash flow hedges of $25 million and $(76) million for the three months ended March 31, 2009 and 2008, respectively.
(2)	Amounts are net of tax benefit of $227 million and $531 million for the three months ended March 31, 2009 and 2008, respectively.

The balance of and changes in each component of “Accumulated other comprehensive loss attributable to Prudential Financial, Inc.” for the three months ended March 31, 2009 are as follows (net of taxes):

	Accumulated Other Comprehensive Loss Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Loss
	(in millions)
Balance, December 31, 2008	$375	$(6,735)	$(983)	$(7,343)
Change in component during period	(276)	(279)	9	(546)
Impact of adoption of FSP FAS 115-2 and FAS 124-2(2)	—	(686)	—	(686)

Balance, March 31, 2009	$99	$(7,700)	$(974)	$(8,575)

(1)	Includes cash flow hedges of $(122) million and $(147) million as of March 31, 2009 and December 31, 2008, respectively.
(2)	See Note 2 for additional information on the adoption of FSP FAS 115-2 and FAS 124-2.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2009			2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(17)			$91
Direct equity adjustment	11			12
Less: Income (loss) attributable to noncontrolling interests	(11)			24
Less: Earnings allocated to participating unvested share-based payment awards	—			—

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$5	422.1	$0.01	$79	442.1	$0.18

Add: Earnings allocated to participating unvested share-based payment awards—Basic	$—			$—
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	—			—

Effect of dilutive securities and compensation programs
Stock options		0.1			3.9
Deferred and long-term compensation programs		1.0			0.9

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$5	423.2	$0.01	$79	446.9	$0.18

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2009 and 2008 was based on 4.1 million and 2.8 million of such awards, respectively, weighted for the period they were

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended March 31, 2009 and 2008, 19.1 million and 4.1 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $54.66 and $83.44 per share, respectively were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. As of March 31, 2009, $4 million of senior notes related to the $2.0 billion December 2006 issuance remain outstanding. These will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. As of March 31, 2009, $1.894 billion of senior notes related to the $3.0 billion December 2007 issuance remain outstanding. These senior notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39. See Note 8 for additional information regarding the convertible senior notes.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock was $4.00 and $(10.00) for the three months ended March 31, 2009 and 2008, respectively.

The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended March 31, 2009 and 2008 amounted to $8 million and $(20) million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $11 million and $12 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to 2.0 million. There are no potentially dilutive shares associated with the Class B Stock.

8. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services (“S&P”), P-2 by Moody’s Investor Service, Inc. (“Moody’s”) and F2 by Fitch Ratings Ltd. (“Fitch”) as of March 31, 2009. Prudential Financial’s outstanding commercial paper borrowings were $734 million and $1,243 million as of March 31, 2009 and December 31, 2008, respectively.

Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, rated A-1+ by S&P, P-1 by Moody’s and F1 by Fitch as of March 31, 2009. Prudential Funding’s outstanding commercial paper and master note borrowings were $2,573 million and $4,354 million as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009 and December 31, 2008, the weighted average maturity of the total commercial paper outstanding was 24 and 29 days, respectively.

The outstanding commercial paper as of March 31, 2009 includes $374 million and $750 million under the Commercial Paper Funding Facility (“CPFF”) sponsored by the Federal Reserve Bank of New York related to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Financial’s and Prudential Funding’s commercial paper programs, respectively. On February 19, 2009, the commercial paper credit rating of Prudential Financial was downgraded by Fitch from F1 to F2. Consequently, as of that date, Prudential Financial was no longer eligible to issue commercial paper under the CPFF. As of April 30, 2009, there are no CPFF borrowings outstanding under either of the Company’s commercial paper programs.

Convertible Senior Notes

On December 12, 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. These notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date is June 15, 2009. During the first quarter of 2009, the Company repurchased, in individually negotiated transactions, $245 million of these notes which were offered to the Company by certain holders. These notes were repurchased at a discount resulting in a pre-tax gain of $7 million that is recorded within “Asset management fees and other income.” As of March 31, 2009, $1,894 million of these notes remain outstanding. In addition, as of March 31, 2009, $4 million of floating rate convertible senior notes that were issued by Prudential Financial in a private placement in December 2006 remain outstanding. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 12, 2009.

Federal Home Loan Bank of New York

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides Prudential Insurance access to collateralized advances, collateralized funding agreements, and other FHLBNY products. Collateralized advances from the FHLBNY are classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. Collateralized funding agreements issued to the FHLBNY are classified in “Policyholders’ account balances.” These funding agreements have priority claim status above debt holders of Prudential Insurance.

Prudential Insurance’s membership in FHLBNY requires the ownership of member stock, and borrowings from FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the outstanding borrowings. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $267 million as of March 31, 2009. Under guidance of the New Jersey Department of Banking and Insurance, the total amount of qualifying mortgage-related assets and U.S. Treasury securities that can be pledged as collateral by Prudential Insurance to FHLBNY is limited to 5% of the net admitted assets of Prudential Insurance on a statutory basis, exclusive of separate account assets, as of the prior year end, which equates to $7.5 billion based on net admitted assets as of December 31, 2008. Based upon the existing guidance and on the fair value of qualifying assets owned by Prudential Insurance within the Financial Services Businesses as of March 31, 2009 (including assets on loan and assets pledged to the FHLBNY at that date and taking into account applicable required collateralization levels and required purchases of activity based FHLBNY stock), the estimated total borrowing capacity with the FHLBNY was approximately $6.5 billion as of March 31, 2009. The fair value of the qualifying assets pledged as collateral by Prudential Insurance must be maintained at certain specified levels

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of the borrowed amount, which can vary, depending on the nature of the assets pledged. As of March 31, 2009, Prudential Insurance had pledged qualifying assets with a fair value of $5,408 million, which is above the minimum level required by the FHLBNY, and had total outstanding borrowings of $4.5 billion. The total borrowings from the FHLBNY as of March 31, 2009, is comprised of collateralized advances, of which $1 billion is reflected in “Short-term debt” and $2 billion is reflected in “Long-term debt,” as well as $1.5 billion of collateralized funding agreements that are reflected in “Policyholders’ account balances.” Subsequent to March 31, 2009, $1.0 billion of collateralized advances were repaid upon maturity.

Due to the rating downgrades experienced by Prudential Insurance during the first quarter of 2009, Prudential Insurance is currently only able to initiate new borrowings from the FHLBNY for a term of 90 days or less which can be refinanced on similar terms.

TALF Borrowings

During the first quarter of 2009, the Company purchased asset-backed securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans. TALF financing is non-recourse to the borrower, is collateralized by the purchased asset-backed securities and provides financing for the purchase price of the asset-backed securities, less a ‘haircut’ that varies based on the type of collateral. Borrowers under the program can deliver the collateralized asset-backed securities to a special purpose vehicle created by Federal Reserve in full defeasance of the loan.

As of March 31, 2009, the Company has $786 million of asset-backed securities purchased under TALF that are reflected within “Other trading account assets,” and has $736 million of secured financing from the Federal Reserve related to the purchase of these securities that is reflected within “Long-term debt.” The Company is carrying the securities at fair value as SFAS No. 115 trading assets and the loan at fair value under the fair value option afforded by SFAS No. 159.

9. EMPLOYEE BENEFIT PLANS

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Components of net periodic (benefit) cost
Service cost	$41	$39	$3	$3
Interest cost	115	117	29	31
Expected return on plan assets	(182)	(180)	(27)	(40)
Amortization of prior service cost	7	11	(3)	(3)
Amortization of actuarial (gain) loss, net	8	4	11	—
Special termination benefits	—	2	—	—

Net periodic (benefit) cost	$(11)	$(7)	$13	$(9)

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources, and consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the measure of segment performance presented below.

Adjusted operating income is calculated by adjusting each segment’s “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the following items, which are described in greater detail below:

•	realized investment gains (losses), net, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

•	the contribution to income/loss of divested businesses that have been or will be sold or exited but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP; and

•	equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests.

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

Realized investment gains (losses), net, and related charges and adjustments. Adjusted operating income excludes realized investment gains (losses), net, except as indicated below. A significant element of realized investment gains and losses are impairments and credit-related and interest rate-related gains and losses from sales of securities. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges are associated with: policyholder dividends; amortization of deferred policy acquisition costs, valuation of business acquired (“VOBA”), unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; and payments associated with the market value adjustment features related to certain of the annuity products the Company sells. The related charges associated with policyholder dividends include a percentage of the net increase in the fair value of specified assets included in Gibraltar Life’s reorganization plan that is required to be paid as a special dividend to Gibraltar Life policyholders. Deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represents the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of the Company’s annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (a net gain of $5 million and $1 million for the three months ended March 31, 2009 and 2008, respectively). As of March 31, 2009 and December 31, 2008, the fair value of open contracts used for this purpose was a net asset of $110 million and a net asset of $85 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $26 million and $12 million for the three months ended March 31, 2009 and 2008, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net gains of $1,345 million and net losses of $43 million for the three months ended March 31, 2009 and 2008, respectively, related to these products and any associated derivative portfolio. Offsetting the net gain of $1,345 million in the first quarter of 2009, is $1,067 million of amortization from deferred policy acquisition and other costs, which are also included in adjusted operating income.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, including related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, including related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment losses of $48 million and $39 million for the three months ended March 31, 2009 and 2008, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” In addition, the secured financing received from the Federal Reserve under TALF that is reflected within “Long-term debt,” is carried at fair value under the fair value option afforded by SFAS No. 159. The changes in the fair value of this debt, which is recorded within “Asset management fees and other income,” is also excluded from adjusted operating income and are reflected as an adjustment to “Realized investment gains (losses), net.” This is consistent with the securities purchased with the proceeds from this financing, which are carried at fair value and included in “Other trading account assets, at fair value” as discussed above. The net impact of these adjustments was net losses of $40 million and net gains of $3 million for the three months ended March 31, 2009 and 2008, respectively, of which $40 million of gains for the three months ended March 31, 2009 were related to the change in fair value of the TALF debt.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net gain of $78 million and $65 million for the three months ended March 31, 2009 and 2008, respectively.

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

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that are expected to accrue to the contractholders.

Divested businesses. The contribution to income/loss of divested businesses that have been or will be sold or exited, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP, are excluded from adjusted operating income as the results of divested businesses are not relevant to understanding the Company’s ongoing operating results.

Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests. Equity in earnings of operating joint ventures, on a pre-tax basis, are included in adjusted operating income as these results are a principal source of earnings. These earnings are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on the Company’s Unaudited Interim Consolidated Statements of Operations.

Earnings attributable to noncontrolling interests are excluded from adjusted operating income. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors, and are reflected on a U.S. GAAP basis as a separate line on the Company’s Unaudited Interim Consolidated Statements of Operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Individual Annuities	$17	$115
Retirement	159	124
Asset Management	(1)	119

Total U.S. Retirement Solutions and Investment Management Division	175	358

Individual Life	40	96
Group Insurance	93	90

Total U.S. Individual Life and Group Insurance Division	133	186

International Insurance	425	413
International Investments	10	26

Total International Insurance and Investments Division	435	439

Corporate Operations	(103)	(28)
Real Estate and Relocation Services	(63)	(23)

Total Corporate and Other	(166)	(51)

Adjusted Operating Income before income taxes for Financial Services Businesses	577	932

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(710)	(665)
Charges related to realized investment gains (losses), net	44	(13)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	145	(262)
Change in experience-rated contractholder liabilities due to asset value changes	(45)	200
Divested businesses	(32)	(67)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	3	(36)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(18)	89

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	30	(26)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$12	$63

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,892	$573
Retirement	1,208	1,267
Asset Management	263	548

Total U.S. Retirement Solutions and Investment Management Division	3,363	2,388

Individual Life	680	680
Group Insurance	1,333	1,257

Total U.S. Individual Life and Group Insurance Division	2,013	1,937

International Insurance	2,537	2,325
International Investments	105	176

Total International Insurance and Investments Division	2,642	2,501

Corporate Operations	(9)	52
Real Estate and Relocation Services	(1)	46

Total Corporate and Other	(10)	98

Total	8,008	6,924

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(710)	(665)
Charges related to realized investment gains (losses), net	(8)	1
Investment gains (losses) on trading account assets supporting insurance liabilities, net	145	(262)
Divested businesses	(26)	(45)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	14	(60)

Total Financial Services Businesses	7,423	5,893

Closed Block Business	1,140	1,671

Total per Unaudited Interim Consolidated Financial Statements	$8,563	$7,564

The Asset Management segment revenues include intersegment revenues of $85 million and $93 million for the three months ended March 31, 2009 and 2008, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	March 31, 2009	December 31, 2008
	(in millions)
Individual Annuities	$62,457	$65,516
Retirement	109,707	113,622
Asset Management	32,075	36,504

Total U.S. Retirement Solutions and Investment Management Division	204,239	215,642

Individual Life	31,062	31,781
Group Insurance	32,642	31,657

Total U.S. Individual Life and Group Insurance Division	63,704	63,438

International Insurance	73,776	76,362
International Investments	5,778	8,716

Total International Insurance and Investments Division	79,554	85,078

Corporate Operations	14,485	14,465
Real Estate and Relocation Services	829	1,003

Total Corporate and Other	15,314	15,468

Total Financial Services Businesses	362,811	379,626

Closed Block Business	64,718	65,385

Total per Unaudited Interim Consolidated Financial Statements	$427,529	$445,011

11. FAIR VALUE OF ASSETS AND LIABILITIES

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The majority of the Company’s derivative positions is traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including forward rate agreements, interest rate and cross currency swaps, commodity swaps, commodity forward contracts, single name credit default swaps and to-be-announced forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, equity prices, index dividend yields, non-performance risk and volatility. OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company’s derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company uses the credit spread embedded in the London Interbank Offered Rate (“LIBOR”) interest rate curve to reflect non-performance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the non-performance risk for derivative related assets and liabilities between highly rated institutions after consideration of the impacts of the collateral posting process. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

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

The fair value of the feeder fund investments in master funds are generally determined by reference to the investments in the underlying master funds. The fair value of investments in funds holding publicly traded equity securities are generally based on quoted prices in active markets for identical investments and are therefore reflected as Level 1. The fair value of investments in funds holding public fixed maturities are generally based on validated quotes from pricing services as described above, and are reflected in Level 2.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. In circumstances where vendor pricing is not available, internally developed valuations or non-binding broker quotes are used to determine fair value. Non-binding broker quotes are reviewed for reasonableness, based on the Company’s understanding of the market. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data is not available may include events such as market illiquidity and credit events related to the security. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of March 31, 2009 such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from the prices received from the independent pricing services.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgement. Under SFAS No. 157 the Company is also required to incorporate the Company’s own risk of non-performance in the valuation of the embedded derivatives associated with the Company’s optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company’s insurance subsidiaries in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company’s insurance subsidiaries, the Company determined that forward LIBOR interest rates were no longer indicative of the Company’s claims-paying ability. Beginning in the first quarter of 2009, the adjustment for the Company’s non-performance risk is determined taking into consideration publicly available information relating to the claims-paying ability of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. As a result, in the first quarter of 2009 the Company increased the discount rate used in the valuations of the embedded derivatives associated with the Company’s optional living benefit features, reflecting the market perceived increase in the Company’s non-performance risk, and thereby reduced the fair value of the embedded derivative liabilities. The increase in the discount rate over forward LIBOR rates generally ranged from 250 to 300 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. In the first quarter of 2009 the Company further updated the volatility assumptions for the Individual Annuities segment to reflect the inclusion of new market inputs. The Company no longer solely utilizes the implied volatility of over-the-counter equity options but a blend of these implied volatilities and an index based on historical volatilities.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Long-term debt carried at fair value includes funding received from the Federal Reserve Bank of New York on a non-recourse basis to finance the purchase of eligible asset-backed securities, under TALF. The Company values these liabilities using various inputs including the value of the collateral (eligible asset-backed securities), the value of similar non-TALF eligible collateral and various other market observable and non-observable inputs which incorporate significant management judgement. As a result, the pricing of the collateral assets (“other trading account assets”) and associated non-recourse liabilities have been classified within Level 3 in the Company’s fair value hierarchy. See Note 8 for additional information regarding the Company’s participation in TALF.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2009
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$6,395	$—	$—	$6,395
Obligations of U.S. states and their political subdivisions	—	902	—	—	902
Foreign government bonds	—	33,066	29	—	33,095
Corporate securities	—	80,876	1,041	—	81,917
Asset-backed securities	—	9,185	1,261	—	10,446
Commercial mortgage-backed securities	—	9,585	62	—	9,647
Residential mortgage-backed securities	—	11,927	211	—	12,138

Sub-total	—	151,936	2,604	—	154,540
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	150	—	—	150
Obligations of U.S. states and their political subdivisions	—	2	—	—	2
Foreign government bonds	—	435	—	—	435
Corporate securities	—	8,134	136	—	8,270
Asset-backed securities	—	468	80	—	548
Commercial mortgage-backed securities	—	2,072	5	—	2,077
Residential mortgage-backed securities	—	1,417	28	—	1,445
Equity securities	488	133	2	—	623
All other activity	246	177	—	—	423

Sub-total	734	12,988	251	—	13,973
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	76	—	—	76
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	30	—	—	30
Corporate securities	10	153	39	—	202
Asset-backed securities	—	337	811	—	1,148
Commercial mortgage-backed securities	—	115	2	—	117
Residential mortgage-backed securities	—	118	3	—	121
Equity securities	122	10	16	—	148
All other activity	10	7,788	1,109	(6,171)	2,736

Sub-total	142	8,627	1,980	(6,171)	4,578
Equity securities, available for sale	3,361	1,863	327	—	5,551
Commercial loans	—	478	16	—	494
Other long-term investments	110	263	389	—	762
Short term investments	2,211	1,618	—	—	3,829
Cash and cash equivalents	2,815	8,766	—	—	11,581
Other assets	1,800	816	26	—	2,642

Sub-total excluding separate account assets	11,173	187,355	5,593	(6,171)	197,950
Separate account assets(1)	60,059	63,434	16,145	—	139,638

Total assets	$71,232	$250,789	$21,738	$(6,171)	$337,588

Future policy benefits	—	—	1,816	—	1,816
Long-term debt	—	—	736	—	736
Other liabilities	102	5,691	194	(5,271)	716

Total liabilities	$102	$5,691	$2,746	$(5,271)	$3,268

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.

	As of December 31, 2008
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$155,787	$2,269	$—	$158,056
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,882	1,396	(7,085)	4,336
Equity securities, available for sale	3,801	1,939	325	—	6,065
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	265	1,015	—	1,526
Short term investments	2,601	1,874	—	—	4,475
Cash and cash equivalents	2,512	8,834	—	—	11,346
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	11,306	194,580	5,232	(7,085)	204,033
Separate account assets(1)	56,362	70,953	19,780	—	147,095

Total assets	$67,668	$265,533	$25,012	$(7,085)	$351,128

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities	57	6,692	139	(5,948)	940

Total liabilities	$57	$6,692	$3,692	$(5,948)	$4,493

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2009, as well as the portion of gains or losses included in income for the three months ended March 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2009.

	Three Months Ended March 31, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities
	(in millions)
Fair value, beginning of period	$30	$932	$1,013	$66	$228
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(45)	(36)	—	—
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(1)	(70)	(189)	(3)	—
Net investment income	—	5	2	—	—
Purchases, sales, issuances, and settlements	—	(4)	(53)	—	(17)
Foreign currency translation	—	—	(4)	(1)	—
Transfers into (out of) Level 3(2)	—	223	528	—	—

Fair value, end of period	$29	$1,041	$1,261	$62	$211

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$(43)	$(36)	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(1)	$(72)	$(190)	$(3)	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2009
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Equity Securities
	(in millions)
Fair value, beginning of period	$75	$35	$6	$28	$1
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	(8)	(15)	(1)	—	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	1	—	—	—	—
Purchases, sales, issuances, and settlements	(4)	(5)	—	—	1
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3(2)	72	65	—	—	—

Fair value, end of period	$136	$80	$5	$28	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$(8)	$(15)	$(1)	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2009
	Other Trading Account Assets -Corporate Securities	Other Trading Account Assets - Asset- Backed Securities	Other Trading Account Assets - Commercial Mortgage- Backed Securities	Other Trading Account Assets - Residential Mortgage- Backed Securities	Other Trading Account Assets -Equity Securities
	(in millions)
Fair value, beginning of period	$38	$30	$2	$3	$19
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	1	(38)	—	(1)	(2)
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	—	821	—	1	—
Foreign currency translation	—	—	—	—	(1)
Transfers into (out of) Level 3(2)	—	(2)	—	—	—

Fair value, end of period	$39	$811	$2	$3	$16

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$1	$(38)	$—	$(1)	$(2)
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2009
	Other Trading Account Assets -All Other Activity	Equity Securities, Available for Sale	Commercial Mortgage Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair value, beginning of period	$1,304	$325	$56	$1,015	$26
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	94	(4)	(3)	—	—
Asset management fees and other income	15	—	—	(29)	—
Included in other comprehensive income	—	(3)	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	(304)	17	(37)	55	—
Foreign currency translation	—	(7)	—	—	—
Other(1)	—	—	—	(652)	—
Transfers into (out of) Level 3(2)	—	(1)	—	—	—

Fair value, end of period	$1,109	$327	$16	$389	$26

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$94	$(4)	$(2)	$—	$—
Asset management fees and other income	$—	$—	$—	$(7)	$—
Included in other comprehensive income (loss)	$—	$(3)	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2009
	Separate Account Assets(4)	Future Policy Benefits	Long-Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$19,780	$(3,229)	$(324)	$(139)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	1,435	—	(55)
Asset management fees and other income	—	—	40	—
Interest credited to policyholders’ account balances	(3,518)	—	—	—
Included in other comprehensive income	—	—	—	—
Net investment income	—	—	—	—
Purchases, sales, issuances, and settlements	42	(22)	(776)	—
Foreign currency translation	—	—	—	—
Other(1)	—	—	324	—
Transfers into (out of) Level 3(2)	(159)	—	—	—

Fair value, end of period	$16,145	$(1,816)	$(736)	$(194)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$1,398	$—	$(54)
Asset management fees and other income	$—	$—	$40	$—
Interest credited to policyholders’ account balances	$(3,679)	$—	$—	$—

(1)	Other represents the impact of the deconsolidation of certain real estate funds.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Other-than-temporary impairments on Level 3 fixed maturity securities transferred to other comprehensive income were $32 million for asset-backed securities and $(11) million for corporate securities.

Transfers—Transfers into Level 3 for fixed maturity available for sale corporate securities and asset-backed securities were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 for trading account assets supporting insurance liabilities-corporate securities and asset-backed securities are due to the use of unobservable inputs within the valuation methodologies and broker quotes (that could not be validated), when previously information from third party pricing services (that could be validated) was utilized.

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

	Fixed Maturities, Available For Sale	Trading Account Assets Supporting Insurance Liabilities	Other Trading Account Assets	Equity Securities, Available for Sale
	(in millions)
Fair value, beginning of period	$2,890	$291	$497	$190
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(144)	—	99	(1)
Asset management fees and other income	—	1	(5)	—
Included in other comprehensive income (loss)	(122)	—	—	(12)
Net investment income	3	—	—	—
Purchases, sales, issuances, and settlements	(58)	(9)	34	(2)
Foreign currency translation	—	—	1	1
Transfers into (out of) Level 3	530	(90)	—	11

Fair value, end of period	$3,099	$193	$626	$187

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(150)	$—	$99	$(1)
Asset management fees and other income	$—	$(10)	$(5)	$—
Included in other comprehensive income (loss)	$(118)	$—	$—	$(12)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Other Long-term Investments	Separate Account Assets(1)	Future Policy Benefits	Long- Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$824	$21,815	$(168)	$(152)	$(77)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	(265)	—	(41)
Asset management fees and other income	21	—	—	1	—
Interest credited to policyholders’ account balances	—	169	—	—	—
Included in other comprehensive income	—	—	—	—	—
Net investment income	2	—	—	—	—
Purchases, sales, issuances, and settlements	30	162	(19)	(33)	—
Transfers into (out of) Level 3	—	(38)	—	—	—

Fair value, end of period	$877	$22,108	$(452)	$(184)	$(118)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(267)	$—	$(41)
Asset management fees and other income	$(13)	$—	$—	$1	$—
Interest credited to policyholders’ account balances	$—	$170	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s consolidated Statement of Financial Position.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. As of March 31, 2009, the Company has written down certain commercial loans that are carried at the lower of cost or market, to their fair value of $92 million. This resulted in charges of $4 million for the three months ended March 31, 2009. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans. Losses of $23 million were recorded for the three months ended March 31, 2008 for similar assets.

In addition, as of March 31, 2009, certain cost method investments had been written down to fair value of $58 million, resulting in impairments of $23 million for the three months ended March 31, 2009. The fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and valuations provided by the general partners taken into consideration with deal and management fee expenses. During the three months ended March 31, 2008 $2 million of losses were recorded on certain equity method investments using inputs classified as Level 3 in the valuation hierarchy.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option—SFAS No. 159 provides a fair value option election that allows the Company to irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. The following table presents information regarding changes in fair values recorded in earnings, including gains or losses on sales, for commercial mortgage loans and long-term debt where the fair value option has been elected.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in millions)
Assets:
Commercial Mortgage Loans:
Changes in instrument-specific credit risk	$(19)	$(19)
Other changes in fair value	$(2)	$14
Liabilities:
Long-term debt:
Changes in fair value	$40	$—

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for long-term debt. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

None of the commercial mortgage loans where the fair value option has been selected are more than 90 days past due or in non-accrual status. Interest income on commercial mortgage loans is included in net investment income. For the three months ended March 31, 2009 and 2008, the Company recorded $9 million and $11 million, respectively, of interest income on these loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan. The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $494 million and $524 million, respectively, as of March 31, 2009.

The fair values and aggregate contractual principal amounts of long-term debt, for which the fair value option has been elected, were $736 million and $776 million, respectively, as of March 31, 2009.

12. INVESTMENT IN WACHOVIA SECURITIES

On July 1, 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities, a joint venture currently headquartered in St. Louis, Missouri. The transaction included the contribution of certain assets and liabilities of the Company’s securities brokerage operations; however, the Company retained certain assets and liabilities related to the contributed operations, including liabilities for certain litigation and regulatory matters. The Company and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to March 31, 2004. Reflecting the Company’s intention to put its interest in the Wachovia Securities joint venture, as discussed below, the results of the joint venture are included in Corporate and Other operations as a divested business.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. (“A.G. Edwards”) and on January 1, 2008 contributed the retail securities brokerage business of A.G. Edwards to the joint venture. Wachovia’s contribution of this business entitled the Company to elect a “lookback” option (which the Company elected) that permits the Company to delay for a period of two years ending on January 1, 2010, the decision on

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

whether or not to make payments to avoid or limit dilution of its 38% ownership interest in the joint venture. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on the Company’s diluted ownership level, which has not yet been determined. At the end of the “lookback” period, the Company may “put” its joint venture interests to Wachovia based on the appraised value of the joint venture excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities. Based upon the existing agreements and the Company’s estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, the Company adjusted the carrying value of its ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of the A.G. Edwards business and the dilution of the Company’s 38% ownership interest and to record the value of the above described rights under the “lookback” option. The Company accordingly recognized a corresponding increase to “Additional paid-in capital” of $1.041 billion, net of tax, which represented the excess of the estimated value of the Company’s share of the A.G. Edwards business received (of approximately $1.444 billion) and the estimated value of the “lookback” option acquired (of approximately $580 million) over the carrying value of the portion of the Company’s ownership interest in Wachovia Securities that was diluted (of approximately $422 million), net of taxes (of approximately $561 million). The Company’s recorded share of pre-tax losses from the joint venture of $20 million for the three months ended March 31, 2009 reflects its estimated diluted ownership level based upon the existing agreements and its estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. Establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business will result in an adjustment to the credit to equity and a true-up to the Company’s earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the three months ended March 31, 2009 and the finally determined diluted ownership percentage. The Company does not anticipate any such adjustment to have a material effect on its reported results of operations.

On October 3, 2008, Wachovia and Wells Fargo & Company (“Wells Fargo”) announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wachovia would be merged into Wells Fargo, which would succeed to Wachovia’s rights and obligations under the joint venture arrangements. As reported by Wells Fargo, this merger was completed on December 31, 2008. Wachovia Securities recently announced that it would begin using the Wells Fargo Advisors name.

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

13. DERIVATIVE INSTRUMENTS

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, or a basket of names in a first to default structure, and in return receives a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See Note 14 for a discussion of guarantees related to these credit derivatives. In addition to selling credit protection, in limited instances the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either a securitization valuation models or investor purchase commitments, prevailing interest rates, and origination income or expense. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 14 for a further discussion of these loan commitments.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	March 31, 2009
	Notional Amount	Fair Value
		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$7,236	$132	$(792)
Currency	1,820	20	(60)
Currency/Interest Rate	2,373	128	(128)

Total Qualifying Hedge Relationships	$11,429	$280	$(980)

Non-qualifying Hedge Relationships
Interest Rate	$84,641	$4,456	$(2,974)
Currency	9,476	252	(198)
Credit	3,495	505	(390)
Currency/Interest Rate	5,925	238	(77)
Equity	5,003	1,699	(2)

Total Non-qualifying Hedge Relationships	$108,540	$7,150	$(3,641)

Total Derivatives(1)	$119,969	$7,430	$(4,621)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives as of March 31, 2009 was a liability of $2.694 billion included in Future policy benefits and Fixed maturities, Available for sale.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Three Months Ended March 31, 2009
(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses)	$96
Net investment income	(40)
Interest expense—(increase)/decrease	1
Interest credited to policyholder account balances—(increase)/decrease	12

Currency
Other Income	2

Total fair value hedge	$71

Cash flow hedges
Interest Rate
Interest expense	$(4)
Interest credited to policyholder account balances—(increase)/decrease .	(1)
Accumulated Other Comprehensive Income(1)	22

Currency/ Interest Rate
Net investment income	(2)
Other Income	(4)
Accumulated Other Comprehensive Income(1)	19

Total cash flow hedges	$30

Net investment hedges
Currency
Realized investment gains (losses)(2)	$9
Accumulated Other Comprehensive Income(1)	110

Currency/ Interest Rate
Accumulated Other Comprehensive Income(1)	61

Total net investment hedges	$180

Non-qualifying hedges
Realized investment gains (losses)
Interest Rate	$(540)
Currency	194
Currency/Interest Rate	31
Credit	(18)
Equity	202
Embedded Derivatives (Interest/Equity/Credit)	1,279

Total non-qualifying hedges	$1,148

Total Derivative Impact	$1,429

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Amounts deferred in Stockholders’ Equity
(2)	Relates to the sale of an equity method investment

For the period ending March 31, 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2008	$(227)
Net deferred gains on cash flow hedges from January 1 to March 31, 2009	37
Amount reclassified into current period earnings	4

Balance, March 31, 2009	$(186)

As of March 31, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were gains of $171 million in 2009.

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection excluding credit protection written on the Company’s own credit and embedded derivatives contained in European managed investments, by NAIC rating of the underlying credits as of March 31, 2009.

		March 31, 2009
		Single Name		First to Default Basket		Total
NAIC Designation(1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$318	$(4)	$188	$(20)	$506	$(24)
2	Baa	35	—	561	(121)	596	(121)

	Subtotal Investment Grade	353	(4)	749	(141)	1,102	(145)
3	Ba	—	—	15	(2)	15	(2)
4	B	—	—	—	—	—	—
5	C and lower	—	—	50	(15)	50	(15)
6	In or near default	—	—	38	(36)	38	(36)

	Subtotal Below Investment Grade	—	—	103	(53)	103	(53)

Total		$353	$(4)	$852	$(194)	$1,205	$(198)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection excluding credit protection written on the Company’s own credit and embedded derivatives contained in European managed investments, by industry category as of the dates indicated.

	March 31, 2009
Industry	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$45	$(1)
Utilities	5	—
Finance	—	—
Services	28	—
Energy	20	—
Transportation	30	—
Retail and Wholesale	30	—
Other	195	(3)
First to Default Baskets(1)	852	(194)

Total Credit Derivatives	$1,205	$(198)

(1)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of March 31, 2009 was a liability of $21 million, net of $145 million in collateral that has been pledged.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $906 million at March 31, 2009.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2009 the Company had $1.577 billion of outstanding notional amounts, reported at fair value as an asset of $335 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Types of Derivative Instruments and Derivative Strategies used in a broker/dealer capacity

Futures, forwards and options contracts, and swap agreements, are also used in a derivative dealer or broker capacity in the Company’s commodities operations to facilitate transactions of the Company’s clients, hedge proprietary trading activities and as a means of risk management. These derivatives allow the company to structure transactions to manage its exposure to commodities and securities prices, foreign exchange rates and interest rates. Risk exposures are managed through diversification, by controlling position sizes and by entering into offsetting positions. For example, the Company may manage the risk related to its precious metals inventory by entering into an offsetting position in exchange traded futures contracts.

The fair value of the Company’s derivative contracts used in a derivative dealer or broker capacity is reported on a net-by-counterparty basis in the Company’s consolidated statement of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement.

Realized and unrealized gains and losses from marking-to-market the derivatives used in proprietary positions are recognized on a trade date basis and reported in “Asset management fees and other income.”

The following table sets forth the income statement impact of derivatives used in a broker/dealer capacity.

Three Months Ended March 31, 2009
(in millions)
Asset management fees and other income
Interest Rate	$2
Credit	—
Commodity	15
Currency	9
Equity	2

Total Asset management fees and other income	$28

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. The Company manages credit risk by entering into derivative transactions with major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

The credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty (ii) enter into agreements that allow the use of credit support annexes (CSAs), which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Likewise, the Company effects exchange-traded futures and options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

The vast majority of the Company’s OTC derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company utilizes the credit spread embedded in the LIBOR curve to reflect non-performance risk when determining the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

fair value of OTC derivative assets and liabilities after consideration of the impacts of the collateral posting process discussed above. This credit spread is an appropriate estimate of the non-performance risk of the Company’s OTC derivative related assets and liabilities.

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $337 million at March 31, 2009, for which the Company has posted collateral of $259 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2009, the Company estimates that it would be required to post a maximum of $78 million of additional collateral to its counterparties.

14. CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. At March 31, 2009, the Company had outstanding commercial mortgage loan commitments with borrowers of $2,699 million. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to governmental sponsored entities as discussed below, after the Company funds the loan. At March 31, 2009, $1,483 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

The Company also has other commitments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. These other commitments amounted to $9,376 million at March 31, 2009. Reflected in these other commitments are $9,291 million of commitments to purchase or fund investments, including $6,850 million that the Company anticipates will ultimately be funded from its separate accounts. Of these separate account commitments, $2,737 million have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

In the course of the Company’s business, it provides certain guarantees and indemnities to third parties pursuant to which it may be contingently required to make payments now or in the future.

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which the separate account has borrowed funds, and the Company has guaranteed their obligation to their lender. The Company provides these guarantees to assist the separate account in obtaining financing for the transaction. The Company’s maximum potential exposure under these guarantees was $1,833 million at March 31, 2009, of which all but $346 million is limited to the assets of the separate account for which exposure primarily relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fifteen years. At March 31, 2009, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required. Any payments that may become required of the Company under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide the Company with rights to obtain the underlying collateral.

The Company has also provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee require that the loan-to-value ratio of the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require the Company and its co-owner to jointly and severally paydown the loan balance to the 60% level. The current loan-to-value ratio, based on a December 2008 appraisal, is 59.6%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to fund development cost overruns. The Company’s exposure under the guarantee was $162 million at March 31, 2009, which assumes the co-owner honors its joint guarantee.

As discussed in Note 13, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $1,205 million at March 31, 2009. These credit derivatives generally have maturities of five years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. At March 31, 2009, such contracts in force carried a total guaranteed value of $5,790 million. These guarantees are supported by collateral that is not reflected on the Company’s balance sheet. This collateral had a fair value of $5,693 million at March 31, 2009.

The Company arranges for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. At March 31, 2009, such enhancement arrangements total $215 million, with remaining contractual maturities of up to 15 years. The Company’s obligations to reimburse required payments are secured by mortgages on the related real estate, which properties are valued at $269 million at March 31, 2009. The Company receives certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider. At March 31, 2009, the Company has accrued liabilities of $1 million representing unearned fees on these arrangements.

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $6,857 million of mortgages subject to these loss-sharing arrangements as of March 31, 2009, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2009, these mortgages had an average debt service coverage ratio of 1.81 times and an average loan-to-value ratio of 61%. The maximum exposure to loss as of March 31, 2009, assuming no recovery on any of the underlying collateral, is $932 million, with first-loss exposure of $297 million. Over the three years ended December 31, 2008, the Company’s total share of losses related to indemnifications that were settled was $8 million, with no additional settlements in the first quarter of 2009. As of March 31, 2009, the Company has established a liability of $17 million related to these indemnifications.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. At March 31, 2009, maximum potential future consideration pursuant to such arrangements, to be resolved over the following five years, is $130 million. Any such payments would result in increases in intangible assets, including goodwill.

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At March 31, 2009, the Company has accrued liabilities of $5 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Contingent Liabilities

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process identifies product administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In such cases, if appropriate, the Company may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

Individual Life and Group Insurance

In November 2008, a purported nationwide class action, Garcia v. Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey. The complaint, which is brought on behalf of beneficiaries of Prudential policies whose death benefits were placed in retained asset accounts, alleges that by investing the death benefits in these accounts, Prudential wrongfully delayed payment and improperly retained undisclosed profits. It alleges claims of breach of the contract of insurance, breach of contract with regard to the retained asset accounts, breach of fiduciary duty and unjust enrichment, and seeks an accounting, disgorgement, injunctive relief, attorneys’ fees, and prejudgment and post-judgment interest. In March 2009, Prudential filed a motion to dismiss the complaint.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Retirement Solutions and Investment Management

The Company’s subsidiary, Prudential Annuities Life Assurance Corporation, formerly named American Skandia Life Assurance Corporation, has substantially completed a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia Insurance Company Ltd (publ) (“Skandia”).

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

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a resolution of the previously disclosed regulatory and criminal investigations into deceptive market related activities involving PEG’s former Prudential Securities operations. The settlements relate to conduct that generally occurred between 1999 and 2003 involving certain former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities. In connection with the resolution of the investigations, PEG entered into separate settlements with each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division, SEC, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the NYAG. These settlements resolve the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million was paid in fines and penalties. Pursuant to the settlements, PEG retained, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. In addition, as part of the settlements, PEG agreed, among other things, to continue to cooperate with

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. In connection with the settlements, the Company agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures. The settlement documents include findings and admissions that may adversely affect existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s businesses.

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

Commencing in 2003, the Company received formal requests for information from the SEC and NYAG relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. The Company acquired ASISI from Skandia in May 2003. Subsequent to the acquisition, the Company implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty. These amounts will be paid into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. In the settlements, ASISI has agreed to retain, at its ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to the Staff of the SEC to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI has undertaken that by the end of 2009 it will undergo a compliance review by an independent third party, who shall issue a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which the Company acquired ASISI from Skandia, the Company was indemnified for the costs of the settlements.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate

In April 2009, the Company’s Board of Directors (the “Board”) received a letter demanding that the Board take action to recover allegedly improperly paid compensation to certain current and former employees and executive officers of the Company since at least 2005. The demand is made by a Prudential Financial stockholder, Service Employees International Union Pension Plans Master Trust (“SEIU”), and is one of many that SEIU has sent to large corporations. SEIU claims that the Company must bring an action, under theories of unjust enrichment and corporate waste, to recoup incentive compensation that was based on allegedly flawed economic metrics. SEIU also seeks rescission of exercised stock options because the options were based on mistaken facts concerning the fair value of the Company’s stock. The letter states that between 2005 and 2008 the Company paid cash and equity compensation of approximately $165 million to its senior executives and authorized senior executives to exercise stock options worth approximately $66 million. The letter also demands that the Board enjoin any further approved, but unpaid, compensation payments, overhaul the Company’s compensation structure, and allow stockholders an advisory vote on the Compensation Committee’s report in the Company’s annual proxy statement. SEUI reserves the right to bring a derivative action should the Board decline to act. The Board has taken the letter under advisement.

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with subprime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and recessionary damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer.

Other

In September and October 2005, five purported class action lawsuits were filed against the Company, Prudential Securities and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. In October 2006, a class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Prudential Insurance failed to pay overtime to insurance agents who were registered representatives in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of California and federal law and seeks compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. In January 2009, an amended complaint was filed in the consolidated matter which adds wage claims based on the laws of thirteen additional states. In March 2009, a second amended complaint was filed which dropped the breach of contract claims. The Company moved to dismiss certain of the state claims in the consolidated complaint.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2009 and December 31, 2008 (in millions)

	March 31, 2009			December 31, 2008
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$116,094	$38,446	$154,540	$119,153	$38,903	$158,056
Held to maturity, at amortized cost	4,661	—	4,661	3,808	—	3,808
Trading account assets supporting insurance liabilities, at fair value	13,973	—	13,973	13,875	—	13,875
Other trading account assets, at fair value	4,445	133	4,578	4,216	120	4,336
Equity securities, available for sale, at fair value	3,425	2,126	5,551	3,665	2,400	6,065
Commercial mortgage and other loans	24,069	8,669	32,738	24,366	8,748	33,114
Policy loans	4,230	5,451	9,681	4,280	5,423	9,703
Securities purchased under agreements to resell	—	—	—	480	—	480
Other long-term investments	4,247	1,786	6,033	5,383	1,629	7,012
Short-term investments	3,458	1,214	4,672	4,092	1,484	5,576

Total investments	178,602	57,825	236,427	183,318	58,707	242,025

Cash and cash equivalents	12,748	1,588	14,336	13,054	1,974	15,028
Accrued investment income	1,610	725	2,335	1,603	663	2,266
Deferred policy acquisition costs	12,223	2,270	14,493	13,127	1,999	15,126
Deferred income taxes, net	(462)	1,906	1,444	(533)	1,639	1,106
Other assets	18,452	404	18,856	21,962	403	22,365
Separate account assets	139,638	—	139,638	147,095	—	147,095

TOTAL ASSETS	$362,811	$64,718	$427,529	$379,626	$65,385	$445,011

LIABILITIES AND EQUITY LIABILITIES
Future policy benefits	$67,417	$51,659	$119,076	$70,221	$51,730	$121,951
Policyholders’ account balances	95,033	5,605	100,638	93,991	5,622	99,613
Policyholders’ dividends	616	1,088	1,704	634	1,036	1,670
Securities sold under agreements to repurchase	3,743	4,240	7,983	4,288	3,612	7,900
Cash collateral for loaned securities	1,966	1,228	3,194	2,684	1,484	4,168
Income taxes	773	—	773	364	95	459
Short-term debt	6,651	—	6,651	10,092	443	10,535
Long-term debt	18,912	1,750	20,662	18,540	1,750	20,290
Other liabilities	13,137	567	13,704	17,074	470	17,544
Separate account liabilities	139,638	—	139,638	147,095	—	147,095

Total liabilities	347,886	66,137	414,023	364,983	66,242	431,225

COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY
Accumulated other comprehensive loss	(5,889)	(2,686)	(8,575)	(5,237)	(2,106)	(7,343)
Other attributed equity	20,238	1,267	21,505	19,529	1,249	20,778

Total attributed equity	14,349	(1,419)	12,930	14,292	(857)	13,435

Noncontrolling interests	576	—	576	351	—	351

Total equity	14,925	(1,419)	13,506	14,643	(857)	13,786

TOTAL LIABILITIES AND EQUITY	$362,811	$64,718	$427,529	$379,626	$65,385	$445,011

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended March 31, 2009 and 2008 (in millions)

	Three Months Ended March 31,
	2009			2008
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$3,261	$773	$4,034	$3,102	$856	$3,958
Policy charges and fee income	726	—	726	825	—	825
Net investment income	2,068	787	2,855	2,121	906	3,027
Asset management fees and other income	788	15	803	647	19	666
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,082)	(773)	(1,855)	(388)	(151)	(539)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	658	592	1,250	—	—	—
Other realized investment gains (losses), net	1,004	(254)	750	(414)	41	(373)

Total realized investment gains (losses), net	580	(435)	145	(802)	(110)	(912)

Total revenues	7,423	1,140	8,563	5,893	1,671	7,564

BENEFITS AND EXPENSES
Policyholders’ benefits	3,429	912	4,341	3,063	972	4,035
Interest credited to policyholders’ account balances	1,134	35	1,169	602	35	637
Dividends to policyholders	(4)	3	(1)	57	502	559
General and administrative expenses	2,882	160	3,042	2,082	188	2,270

Total benefits and expenses	7,441	1,110	8,551	5,804	1,697	7,501

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(18)	30	12	89	(26)	63

Income tax expense (benefit)	(7)	11	4	41	(18)	23

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(11)	19	8	48	(8)	40
Equity in earnings of operating joint ventures, net of taxes	(6)	—	(6)	43	—	43

INCOME (LOSS) FROM CONTINUING OPERATIONS	(17)	19	2	91	(8)	83
Income from discontinued operations, net of taxes	1	—	1	1	—	1

NET INCOME (LOSS)	(16)	19	3	92	(8)	84
Less: Income (loss) attributable to noncontrolling interests	(11)	—	(11)	24	—	24

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(5)	$19	$14	$68	$(8)	$60

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information—(Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2009, compared with December 31, 2008, and its consolidated results of operations for the three months ended March 31, 2009 and 2008. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the “Risk Factors” section, the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 5 to the Consolidated Financial Statements for more information on the Closed Block. At the time of demutualization, we determined the amount of Closed Block assets so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the Closed Block policies. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $542 billion of assets under management as of March 31, 2009, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Current Developments

Financial Markets. The stress experienced by global financial markets that began in the second half of 2007, has continued and substantially increased since then. The volatility and disruption in the global financial markets have reached unprecedented levels in the post World War II period. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S., including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence, and rising unemployment, have precipitated a severe economic recession and concerns of prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. These events in the credit markets as well as volatility in equity and real estate markets have had and may continue to have a substantial adverse effect on us.

As further discussed in “—Liquidity and Capital Resources,” the U.S. federal government has taken numerous actions to address financial market conditions. These actions include the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP, as well as the Term Asset-Backed Securities Loan Facility, or TALF. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. TALF is designed to provide secured financing for certain types of asset-backed securities.

We have applied to participate in the Capital Purchase Program, although no determination with respect to our participation has been made. If we do participate in the Capital Purchase Program, we will become subject to additional requirements and restrictions on our business. See Item 1A, “Risk Factors” for additional information. In the first quarter of 2009, we participated in TALF as an eligible borrower. We continue to evaluate other government sponsored programs for which we may be eligible.

As a result of the volatility and disruption in the global financial markets, we undertook certain actions during 2008 as described in more detail in our 2008 Annual Report on Form 10-K. Due to the continuation of the financial markets dislocations into 2009 and in order to manage our liquidity and capital resources, we undertook certain additional actions in the first quarter of 2009, including the following:

•	Made capital contributions and capital loans to our international insurance operations in Japan totaling $366 million.

•	Borrowed $1.5 billion in the form of collateralized funding agreements from the Federal Home Loan Bank of New York, or FHLBNY.

•

Replaced certain inter-company funding agreements between Prudential Insurance and Prudential Financial, previously funded through proceeds from the sale of Prudential Financial’s retail medium-term notes, with a portion of the funding agreements issued to FHLBNY making the corresponding proceeds available for general corporate purposes.

•	Reduced exposure to short-term financing markets, primarily through planned runoff of commercial paper borrowings.

•	Undertook sales of assets held by some of our affiliates to reduce their borrowing needs.

•	Realized gains from derivative positions related to our Japanese insurance operations.

For additional information on our liquidity and capital resources, and the actions we undertook in the first quarter of 2009, see “—Liquidity and Capital Resources.”

We continue to monitor the liquidity and capital needs of Prudential Financial and its subsidiaries. If the disruption in the credit and capital markets continues or worsens, we will need to take additional capital management actions to maintain capital consistent with our rating objectives, which may include additional internal actions or, if internal resources are insufficient or market conditions continue to deteriorate, access to external sources of capital, if available.

During the first quarter of 2009, rating agencies downgraded certain ratings of Prudential Financial and its subsidiaries. Downgrades in our claims-paying or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors or trading counterparties thereby potentially negatively effecting our profitability, liquidity and/or capital. Refer to “—Ratings” for more information.

Our financial condition and results of operations for the first quarter of 2009 reflect the following:

•

Net loss of our Financial Services Businesses attributable to Prudential Financial, Inc. was $5 million as the continuation of unfavorable financial market conditions into 2009 had a negative effect on our investment portfolio, resulting in net realized investment losses and related adjustments, and on reported results of certain of our domestic businesses that are more market sensitive.

•

Pre-tax net realized investment losses and related adjustments of the Financial Services Businesses were $710 million, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $677 million.

•	We continued to have positive net flows in our domestic annuity, retirement and asset management businesses, as well as solid sales in our domestic and international insurance businesses.

•

Full Service Retirement gross deposits and sales were $10.5 billion and net additions were $6.3 billion, an increase from gross deposits and sales of $4.6 billion and net additions of $653 million during the first quarter of 2008.

•

Net unrealized losses on general account fixed maturity investments of the Financial Services Businesses amounted to $7.514 billion as of March 31, 2009, compared to $6.567 billion as of December 31, 2008. Gross unrealized gains decreased from $4.684 billion as of December 31, 2008 to $3.734 billion as of March 31, 2009 and gross unrealized losses decreased slightly from $11.251 billion to $11.248 billion for the same periods. Net unrealized losses on general account fixed maturity investments of the Closed Block Business amounted to $4.971 billion as of March 31, 2009, compared to $4.035 billion as of December 31, 2008.

•

As of March 31, 2009, Prudential Financial, the parent holding company, had cash and short-term investments of $4.745 billion after repurchases during the first quarter of 2009 of $245 million original principal amount of Prudential Financial convertible debt securities; however, adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three months ended March 31, 2009 and 2008 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$17	$115
Retirement	159	124
Asset Management	(1)	119
Individual Life	40	96
Group Insurance	93	90
International Insurance	425	413
International Investments	10	26
Corporate and Other	(166)	(51)
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(710)	(665)
Charges related to realized investment gains (losses), net	44	(13)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	145	(262)
Change in experience-rated contractholder liabilities due to asset value changes	(45)	200
Divested businesses	(32)	(67)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	3	(36)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(18)	89
Income (loss) from continuing operations before income taxes for Closed Block Business	30	(26)

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$12	$63

Results for the three months ended March 31, 2009 presented above reflect the following:

•

Individual Annuities segment results for the first quarter of 2009 declined in comparison to the first quarter of 2008, primarily reflecting the impact of unfavorable market conditions. Results for the first quarter of 2009 included a $1,358 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, primarily driven by a market-perceived increase in our own risk of non-performance. This favorable variance was largely offset by a corresponding $1,080 million increase in the amortization of deferred policy acquisition and other costs. Results for the first quarter of 2009 also included a $304 million charge for the market performance adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and the estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, largely reflecting the impact of current market conditions. Also contributing to the decline was a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts.

•

Retirement segment results for the first quarter of 2009 increased in comparison to the first quarter of 2008, primarily driven by improved investment results in both our full service and institutional investment products businesses. Results also included a favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, driven by a market-perceived increase in our own risk of non-performance. Partially offsetting these items was a decline in asset management fees, driven by a decrease in average full service fee-based retirement account values, primarily resulting from equity market depreciation.

•

Asset Management segment results for the first quarter of 2009 decreased from the first quarter of 2008 largely due to a decline in performance based incentive fees primarily related to institutional real estate funds, as well as lower asset management fees. In addition, results from the segment’s real estate proprietary investing business decreased primarily from co-investments.

•

Individual Life segment results for the first quarter of 2009 declined from the first quarter of 2008 primarily due to a net increase in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, related to market induced lower persistency on variable products. Results also include a decrease in asset based fees due to unfavorable equity market performance as well as unfavorable mortality experience, net of reinsurance.

•

Group Insurance segment results increased slightly, as the benefit from more favorable claims experience in our group life and group disability businesses in the first quarter of 2009, was mostly offset by the benefit in the first quarter of 2008 from a $20 million premium adjustment for updated data on a large group life insurance case.

•

The International Insurance segment is comprised of its Life Planner and Gibraltar Life operations. Results from the segment’s Life Planner operations increased primarily reflecting improved investment income margins and the continued growth of our Japanese Life Planner operations, which were partially offset by higher amortization of deferred policy acquisition costs and higher general and administrative expenses. Results from the segment’s Gibraltar Life operation increased slightly, as improved investment income margins and more favorable mortality were offset by higher general and administrative expenses.

•

International Investments segment results for the first quarter of 2009 declined from the prior year quarter reflecting lower results from the segment’s Korean asset management operation primarily due to a decline in asset based fees.

•

Corporate and Other results for the first quarter of 2009 declined from the first quarter of 2008 primarily due to lower investment earnings, increased interest expense on capital debt and losses in our real estate and relocation services business.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the first quarter of 2009 amounted to a loss of $710 million, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $677 million.

•

Income from continuing operations before income taxes in the Closed Block Business increased $56 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease in net realized gains and net investment income compared to the prior period was more than offset by the resulting decrease in the cumulative earnings policyholder dividend obligation expense.

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

See below for an updated discussion of the application of estimates and assumptions around Goodwill. For an updated discussion of the application of estimates and assumptions around the valuation of investments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities.” For an updated discussion of the application of estimates and assumptions around the recognition of other-than-temporary impairments, see “Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities.”

A discussion of each of the remaining critical accounting estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2008, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates.”

Goodwill

Goodwill is tested for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would indicate a potential for impairment. The test is performed at the reporting unit level which is equal to or one level below our operating segments. Reporting units that have goodwill subject to testing are the Asset Management segment, the International Insurance segment’s Life Planners business, and the Retirement segment’s full service business. After a review of current market conditions, it was determined that the $444 million of goodwill associated with the Retirement Full Service reporting unit would be tested for impairment as of the valuation date of March 31, 2009.

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

The fair value of the Retirement segment’s full service reporting unit was determined using a discounted cash flow approach. A discount rate of 13.1%, reflecting the market expected weighted average rate of return of the reporting unit was applied to the projected future cash flows and resulted in a total fair value that was greater than the reporting unit’s carrying value. Accordingly, it was concluded there was no impairment of Retirement Full Service goodwill as of the valuation date of March 31, 2009. A decline in forecasted cash flows of 8.7%, an increase in the discount rate above 14.1%, or an increase in the reporting unit’s carrying value of approximately 10% could result in the Retirement business failing Step 1 and requiring a Step 2 assessment. Further market declines or other events impacting the fair value of this business, or increases in the level of equity required to support this business from what we have assumed, could result in an impairment of some or all of the goodwill associated with this business in future periods, resulting in a charge to “General and administrative expenses.”

Accounting Pronouncements Adopted

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

Recent Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes income from continuing operations for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$(12)	$79
Retirement	(58)	(120)
Asset Management	(18)	149

Total U.S. Retirement Solutions and Investment Management Division	(88)	108
Individual Life	9	(40)
Group Insurance	(8)	3

Total U.S. Individual Life and Group Insurance Division	1	(37)
International Insurance	22	319
International Investments	2	20

Total International Insurance and Investments Division	24	339
Corporate and Other	45	(321)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(18)	89
Income tax expense (benefit)	(7)	41

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	(11)	48
Equity in earnings of operating joint ventures, net of taxes	(6)	43

Income (loss) from continuing operations for Financial Services Businesses	(17)	91
Income from discontinued operations, net of taxes	1	1

Net income (loss)—Financial Services Businesses	(16)	92
Less: Income (loss) attributable to noncontrolling interests	(11)	24

Net income (loss) attributable to Prudential Financial, Inc.	$(5)	$68

Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$0.01	$0.18
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$0.01	$0.18
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock	$0.01	$0.18
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock	$0.01	$0.18

Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$30	$(26)
Income tax expense (benefit)	11	(18)

Income (loss) from continuing operations for Closed Block Business	19	(8)
Income from discontinued operations, net of taxes	—	—

Net income (loss)—Closed Block Business	19	(8)
Less: Income (loss) attributable to noncontrolling interests	—	—

Net income (loss) attributable to Prudential Financial, Inc.	$19	$(8)

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$4.00	$(10.00)
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	$4.00	$(10.00)

Consolidated:

Net income attributable to Prudential Financial, Inc.	$14	$60

Results of Operations—Financial Services Businesses

2009 to 2008 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses decreased $108 million, from income of $91 million in the first quarter of 2008 to a loss of $17 million in the first quarter of 2009 reflecting the impact of the continuation of unfavorable market conditions into 2009 on the results of our investment portfolio and certain of our domestic segments. Results for the current and prior year quarter include pre-tax net investment losses in our general account. In addition, the decrease reflects reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and increased amortization of deferred policy acquisitions and other costs primarily due to the impact of market conditions. Partially offsetting these items was a benefit in the current quarter in the mark-to-market of embedded derivatives and related hedge positions associated with certain variable annuity and retirement products, net of amortization of deferred policy acquisition and other costs, driven by a market-perceived increase in our own risk of non-performance. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended March 31, 2009 of $0.01 per share of Common Stock decreased from $0.18 per share of Common Stock for the three months ended March 31, 2008. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $11 million for the three months ended March 31, 2009, compared to $12 million for the three months ended March 31, 2008. The direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

Results of Operations—Closed Block Business

2009 to 2008 Three Month Comparison. Income (loss) from continuing operations for the Closed Block Business for the three months ended March 31, 2009, was income of $19 million, or $4.00 per share of Class B Stock, compared to a loss of $8 million, or $(10.00) per share of Class B Stock, for the three months ended March 31, 2008. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $11 million for the three months ended March 31, 2009, compared to $12 million for the three months ended March 31, 2008. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

Segment Measures

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with U.S. GAAP. Adjusted operating income does not equate to

“income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is our measure of segment performance.

Adjusted operating income is calculated for the segments of the Financial Services Businesses by adjusting each segment’s “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the following items:

•	realized investment gains (losses), net, except as indicated below, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

•	the contribution to income/loss of divested businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP; and

•	equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests.

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

Adjusted operating income excludes “Realized investment gains (losses), net,” except as indicated below, and related charges and adjustments. A significant element of realized investment gains and losses are impairments and credit-related and interest rate-related gains and losses from sales of securities. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to our discretion and influenced by market opportunities, as well as our tax and capital profile. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values are expected to ultimately accrue to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 10 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

As noted above, certain “Realized investment gains (losses), net,” are included in adjusted operating income. We include in adjusted operating income the portion of our realized investment gains and losses on derivatives that arise from the termination of contracts used to hedge our foreign currency earnings in the same period that the expected earnings emerge. Similarly, we include in adjusted operating income the portion of realized investment gains and losses on derivatives that represent current period yield adjustments. The realized investment gains or losses from products that are free standing derivatives, or contain embedded derivatives, along with the realized investment gains or losses from associated derivative portfolios that are part of an economic hedging program related to the risk of these products, are included in adjusted operating income. Adjusted operating income also includes those realized investment gains and losses that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors.

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating results:
Revenues	$1,892	$573
Benefits and expenses	1,875	458

Adjusted operating income	17	115
Realized investment gains (losses), net, and related adjustments(1)	(22)	(53)
Related charges(1)(2)	(7)	17

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(12)	$79

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $98 million, from $115 million in the first quarter of 2008 to $17 million in the first quarter of 2009. Included within this decrease is a $1,358 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The favorable variance in our hedging results reflects a benefit of $1,318 million in the first quarter of 2009 compared to a charge of $40 million in the first quarter of 2008. The benefit in the first quarter of 2009 includes $1,311 million of benefits related to updates of inputs used in the valuation of the embedded derivatives, including a $1,219 million benefit related to an update to reflect a market-perceived increase in our own risk of non-performance, and a $92 million benefit reflecting inclusion of new market inputs for implied volatility. Under SFAS No. 157 we are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit features. In light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of our insurance subsidiaries, we updated the discount rate used in these valuations to reflect the market-perceived increase in our non-performance risk. In the first quarter of 2009, we used a higher discount rate in the valuation as a result of the increase in our non-performance risk, thereby reducing the value of the embedded derivative liabilities. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, including the first quarter of 2009 updates, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” The corresponding increase in current period gross profits related to the $1,358 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features led to an offsetting increase in the amortization of deferred policy acquisition and other costs of $1,080 million.

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in their original pricing, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. Together with certain product design elements, our capital markets hedging program is designed to limit our exposure to the equity market, interest rate, and market volatility risk inherent in the living benefit features of certain variable annuity products, as part of our overall risk management strategy. Excluding the $1,311 million of benefits related to updates of the assumptions used in the valuation of the embedded derivatives associated with our living benefit features, the first quarter of 2009 capital markets hedging activities resulted in a $7 million benefit, reflecting a $91 million benefit related to the change in the fair value of the embedded derivatives, partially offset by an $84 million charge related to the change in the fair value of the related hedge positions. The capital markets hedging activities for the first quarter of 2008 resulted in a $40 million charge, reflecting a $263 million charge related to the change in the fair value of the embedded derivatives, partially offset by a $223 million benefit related to the change in the fair value of the related hedge positions. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period. A decrease in the availability or an increase in the cost of the derivative hedging instruments used in these capital markets hedging activities could have an adverse impact on our results of operations going forward. Changes in our non-performance risk or changes in the actuarial assumptions around the timing of annuitization and withdrawals, contract lapses and contractholder mortality could also result in fluctuations in the estimated fair value of the embedded derivatives associated with our living benefit features and could positively or negatively impact our results of operations going forward.

Adjusted operating income for the first quarter of 2009 also included charges of $304 million related to the quarterly market performance adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The $304 million of charges, including $167 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and $137 million relating to increased amortization of deferred policy acquisition and other costs, reflect market performance related adjustments to our estimate of total gross profits to reflect actual fund performance in the first quarter of 2009. In light of recent market conditions, beginning in the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. Market value declines in the first quarter of 2009 decreased our estimates of total gross profits by establishing a new, lower starting point for the variable annuity account values used in estimating gross profits for future periods. The previously expected rate of return for the first quarter of 2009 was based upon our current maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The decrease in our estimate of total gross profits results in a higher required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period. In addition, the higher rate of amortization will also be applied to future gross profits in calculating amortization in future periods which, all else being equal, will result in lower net profits in future periods.

Included within the $137 million increase in amortization of deferred policy acquisition and other costs related to the quarterly market performance adjustment discussed above is a $73 million charge to amortize the remaining balance of valuation of business acquired, or VOBA, related to the variable annuity contracts acquired from Allstate. The additional charge was required as the declines in estimated future gross profits related to market performance caused the present value of estimated gross profits for these contracts to fall below zero.

We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the first quarter of 2009, the projected future annual rate of return calculated using the reversion to the mean approach for all contract groups was greater than 10.5%, our current maximum future rate of return assumption across all asset types for this business. Therefore, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean, and further decreasing our estimate of total gross profits. Further or continued market declines could result in additional market depreciation within our separate account assets and corresponding decreases in our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are already based upon our maximum future rate of return assumption as discussed above, all else being equal, future quarterly rates of return lower than 2.6% will result in additional increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

Absent the effect of the hedge results and market performance adjustments discussed above, adjusted operating income for the first quarter of 2009 decreased $72 million from the first quarter of 2008, primarily relating to a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to a fixed-income based general account option. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $7 billion of investments out of the separate accounts and into our general account over the twelve months ended March 31, 2009, due to equity market declines. Higher average annuity account values invested in our general account resulting from these transfers also led to improved investment results, which partially offset the decrease in fee income.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $1,319 million, from $573 million in the first quarter of 2008 to $1,892 million in the first quarter of 2009. Policy charges and fees and asset management fees and other income increased $1,208 million, including a $1,358 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, primarily driven by a market-perceived increase in our own risk of non-performance, as discussed above. This favorable variance was partially offset by a decrease in fee income driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features. In addition, net investment income increased $113 million, reflecting higher average annuity account values invested in our general account, also resulting from these transfers.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,417 million, from $458 million in the first quarter of 2008 to $1,875 million in the first quarter of 2009. Absent the impact of the $304 million market performance adjustments and the $1,080 million increase in the amortization of deferred policy acquisition and other costs due to the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features discussed above, which account for $1,384 million of the increase, benefits and expenses increased $33 million. On this basis, policyholders’ benefits, including changes in reserves, increased $66 million primarily reflecting higher actual and expected contract guarantee claims costs related to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as well as an unfavorable impact relating to the quarterly adjustment for current period experience, as explained below. Also on this basis, interest credited to policyholders’ account balances increased $52 million primarily reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. Partially offsetting these increases was a $52 million decrease in general and administrative expenses, net of capitalization, and a $23 million decrease in the amortization of deferred policy acquisition costs, absent the effect of the items mentioned above. The decrease in general and administrative expenses, net of capitalization, on this basis, was driven by declines in distribution and asset management costs associated with lower variable annuity account values, and lower amortization of VOBA primarily reflecting the impact of lower gross profits due to the decrease in fee income. The decrease in the amortization of deferred policy acquisition costs on this basis primarily reflects the favorable impact of the quarterly adjustments for current period experience, as explained below. Interest expense declined $10 million, reflecting paydowns of inter-company debt, which were funded with affiliated capital contributions.

The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, referred to as an adjustment for current period experience, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization. Adjusted operating income for the first quarter of 2009 includes a net charge of $23 million relating to these quarterly adjustments, while the first quarter of 2008 includes a net charge of $15 million. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first quarter of 2009 was a $48 million charge, primarily reflecting lower than expected fee income and lower than expected lapses, as well as higher actual contract guarantee claims costs in the first quarter of 2009. Partially offsetting this amount, the adjustment for deferred policy acquisition and other costs was a $25 million benefit in the first quarter of 2009, reflecting a reduction in amortization due to better than expected gross profits, resulting primarily from the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, offset by lower than expected fee income.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Variable Annuities(1):
Beginning total account value	$60,007	$80,330
Sales	2,108	2,829
Surrenders and withdrawals	(1,443)	(2,173)

Net sales	665	656
Benefit payments	(256)	(294)

Net flows	409	362
Change in market value, interest credited and other activity	(2,269)	(5,409)
Policy charges	(205)	(306)

Ending total account value(2)	$57,942	$74,977

Fixed Annuities:
Beginning total account value	$3,295	$3,488
Sales	55	17
Surrenders and withdrawals	(77)	(53)

Net redemptions	(22)	(36)
Benefit payments	(43)	(43)

Net flows	(65)	(79)
Interest credited and other activity	33	32
Policy charges	—	(1)

Ending total account value	$3,263	$3,440

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of March 31, 2009, variable annuity account values are invested in equity funds ($17 billion or 29%), market value adjusted or fixed rate options ($14 billion or 25%), balanced funds ($12 billion or 21%), bond funds ($10 billion or 17%), and other ($5 billion or 8%).

2009 to 2008 Three Month Comparison. Total account values for fixed and variable annuities amounted to $61.2 billion as of March 31, 2009, a decrease of $2.1 billion from December 31, 2008. The decrease came primarily from decreases in the market value of customers’ variable annuities due to equity market declines, partially offset by positive variable annuity net flows. Total account values as of March 31, 2009 decreased $17.2 billion from March 31, 2008, primarily due to decreases in the market value of customers’ variable annuities due to significant equity market declines, partially offset by positive variable annuity net flows. Individual variable annuity gross sales decreased by $721 million, from $2,829 million in the first quarter of 2008 to $2,108 million in the first quarter of 2009 and individual variable annuity surrenders and withdrawals decreased by $730 million, from $2,173 million in the first quarter of 2008 to $1,443 million in the first quarter of 2009, reflecting the decrease in both inflows and outflows which generally occurs during periods of market volatility and equity market decline. The decrease in individual variable annuity surrenders and withdrawals also reflects lower lapses for policies where the current policyholder account value is below the guaranteed minimum death benefit.

As a result of the volatility and disruption in the global financial markets, in recent periods we have seen significant increases in the net amount at risk for our variable annuity products with riders that include optional living and guaranteed minimum death benefit features. The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. Variable annuity account values with living benefit features were $33.2 billion, $33.1 billion and $36.0 billion as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. We segregate our variable annuity living benefit features into four broad product groupings based on our risk management strategies. The following table sets forth the account value and net amount at risk of our variable annuities with living benefit features based on these product grouping, as of the dates indicated.

	March 31, 2009		December 31, 2008		March 31, 2008
Risk Management Strategy:	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element and capital markets hedging	$11,309	$1,325	$9,655	$1,071	$4,959	$258
Automatic rebalancing element only	7,815	189	7,998	257	9,348	—
Capital markets hedging only	10,337	3,783	11,287	3,097	15,495	469
No automatic rebalancing element or capital markets hedging	3,750	2,134	4,114	1,876	6,233	744

Total variable annuity account values with living benefit features	$33,211	$7,431	$33,054	$6,301	$36,035	$1,471

The automatic rebalancing element included in the design of certain variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-income based general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. The automatic rebalancing element is designed to limit our exposure to equity market risk and market volatility. In our capital markets hedging program we purchase equity options and interest rate derivatives to hedge certain guarantees for changes in equity markets, interest rates, and market volatility. Our latest offerings of variable annuity products with living benefit features all include an automatic rebalancing element. As of March 31, 2009 approximately 58% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 53% and 40% as of December 31, 2008 and March 31, 2008, respectively. As of March 31, 2009 approximately 20% of the net amount at risk associated with variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 21% and 18% as of December 31, 2008 and March 31, 2008, respectively.

Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $33.2 billion, $33.1 billion and $36.0 billion of variable annuity account values with living benefit features as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively, also contain guaranteed minimum death benefits. An additional $21.3 billion, $23.3 billion and $34.2 billion of variable annuity account values, respectively, contain guaranteed minimum death benefits, but no living benefit features. The following table sets forth the account value and net amount at risk of our variable annuities with guaranteed minimum death benefits split between those that include an automatic rebalancing element in the design and those that do not, as of the dates indicated.

	March 31, 2009		December 31, 2008		March 31, 2008
Risk Management Strategy:	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element	$19,124	$1,843	$17,653	$1,698	$14,307	$381
No automatic rebalancing	35,397	16,093	38,733	14,404	55,911	5,073

Total variable annuity account values with guaranteed minimum death benefits	$54,521	$17,936	$56,386	$16,102	$70,218	$5,454

As of March 31, 2009 approximately 35% of variable annuity account values with guaranteed minimum death benefits included an automatic rebalancing element in the product design, compared to 31% and 20% as of December 31, 2008 and March 31, 2008, respectively. As of March 31, 2009 approximately 10% of the net amount at risk associated with variable annuity account values with guaranteed minimum death benefits included an automatic rebalancing element in the product design, compared to 11% and 7% as of December 31, 2008 and March 31, 2008, respectively.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating results:
Revenues	$1,208	$1,267
Benefits and expenses	1,049	1,143

Adjusted operating income	159	124
Realized investment gains (losses), net, and related adjustments(1)	(318)	(179)
Related charges(2)	1	(3)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	197	(105)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(97)	43

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(58)	$(120)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

On October 10, 2008, we acquired MullinTBG Insurance Agency Services, LLC and related entities, or MullinTBG, a provider of executive benefit solutions and financing strategies, including nonqualified executive deferred compensation plans. The acquisition included $8.9 billion of nonqualified full service retirement account values that we administer, which are not reported on our balance sheet.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income for the Retirement segment increased $35 million, from $124 million in the first quarter of 2008 to $159 million in the first quarter of 2009, reflecting an increase in adjusted operating income for our institutional investment products business and relatively unchanged results in our full service business. The increase in our institutional investment products business was driven by improved investment results primarily due to higher net yields, including the impact of the scheduled maturity of a single large guaranteed investment contract which had an interest crediting rate in excess of our general account invested asset yield and increased net settlements on interest rate swaps used to manage the duration of the investment portfolio. Also contributing to the increase was a greater benefit from reserve releases, including reserve refinements primarily reflecting updates of client census data and more favorable case experience related to our group annuity blocks of business. Results for the full service business include the offsetting impacts of lower asset management fees, higher general and administrative expenses, higher investment results, and a favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. The decline in asset management fees was driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation. The increase in general and administrative expenses primarily relates to expenses incurred to support several large client sales, partially offset by the absence of costs related to an interim service agreement relating to the retirement business acquired from Union Bank of California, N.A., which were included in the first quarter of 2008. The increase in investment results was driven by higher average invested assets in our general account due to full service participant transfers from our equity based separate account products to our general account stable value products, as well as higher net yields due to the impact of lower crediting rates on general account liabilities, resulting from rate resets. Substantially all of our stable value general account products are either fully or partially participating, and we have the ability to reset crediting rates annually or semi-annually giving effect to previous investment experience.

The results of the full service business also include a $27 million favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. The favorable variance in our hedging results reflects a benefit of $25 million in the first quarter of 2009 compared to a charge of $2 million in the first quarter of 2008. The benefit in the first quarter of 2009 was primarily driven by a $23 million benefit related to an update of the inputs used in the valuation of the embedded derivative to reflect a market-perceived increase in our own risk of non-performance. Under SFAS No. 157 we are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives related to the guaranteed minimum withdrawal benefits. In light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of our insurance subsidiaries, we updated the discount rate used in these valuations to reflect the market-perceived increase in our non-performance risk. In the first quarter of 2009, we used a higher discount rate in the valuation as a result of the increase in our non-performance risk, thereby reducing the value of the embedded derivative liabilities. For additional information regarding the methodology used in determining the fair value of the embedded derivatives related to the these guaranteed minimum withdrawal benefits, including the update relating to our non-performance risk, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” The corresponding increase in current period gross profits related to the $27 million favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits led to an offsetting increase in the amortization of deferred policy acquisition costs of $10 million.

We have evaluated the goodwill of the Retirement segment’s full service business for potential impairment as of March 31, 2009 and determined that a goodwill impairment did not exist, as the fair value of the business, which was calculated by applying a discounted cash flow analysis to its expected future earnings, was greater than its carrying value. The carrying value of the Retirement segment’s full service business goodwill was $444 million as of March 31, 2009. Further market declines or other events impacting the fair value of this business, or increases in the level of equity required to support this business from what we had assumed, could result in an impairment of some or all of the goodwill associated with this business in future periods, resulting in a charge to “General and administrative expenses.”

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $59 million, from $1,267 million in the first quarter of 2008 to $1,208 million in the first quarter of 2009. Premiums decreased $42 million, driven by lower single premium group annuity sales, partially offset by higher life-contingent structured settlement sales, and resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Also contributing to the decrease was a $32 million decline in net investment income, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets, partially offset by the impact of a larger base of invested assets in our full service business, driven by participant transfers from our equity based separate account products to our general account stable value products. Policy charges and fee income and asset management fees and other income increased $15 million, driven by the favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, as discussed above, increased net settlements on interest rate swaps used to manage the duration of the investment portfolio, and $12 million of revenues in the first quarter of 2009 associated with the acquired operations of MullinTBG. Partially offsetting these increases was a decline in asset management fees driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation, as well as full service participant transfers from our equity based separate account products to our general account stable value products.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $94 million, from $1,143 million in the first quarter of 2008 to $1,049 million in the first quarter of 2009. Policyholders’ benefits, including the change in policy reserves, decreased $54 million, primarily reflecting the decrease in premiums discussed above, as well as an increased benefit from reserve releases, including reserve refinements primarily reflecting updates of client census data and more favorable case experience related to our group annuity blocks of business. In addition, interest credited to policyholders’ account balances decreased $45 million, primarily reflecting lower crediting rates on floating rate guaranteed investment products and lower crediting rates on full service stable value product liabilities due to rate resets, partially offset by the impact of higher full service general account stable value product account values from participant transfers from equity based separate account products. Interest expense decreased $18 million, reflecting lower interest rates on borrowings used to support investments. Partially offsetting these decreases, general and administrative expenses, net of capitalization, increased $16 million, driven by $14 million of costs related to the acquired operations of MullinTBG and expenses incurred to support several large client sales, partially offset by the absence of costs related to an interim service agreement relating to the retirement business acquired from Union Bank of California, N.A., which were included in the first quarter of 2008. Amortization of deferred policy acquisition costs increased $7 million, primarily due to the increase in gross profits related to the favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions.

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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Full Service(1):
Beginning total account value	$99,738	$112,192
Deposits and sales	10,489	4,586
Withdrawals and benefits	(4,231)	(3,933)
Change in market value, interest credited and interest income	(3,837)	(5,785)

Ending total account value	$102,159	$107,060

Net additions (withdrawals)	$6,258	$653

Institutional Investment Products(2):
Beginning total account value	$50,491	$51,591
Additions	627	1,810
Withdrawals and benefits	(2,037)	(1,702)
Change in market value, interest credited and interest income	(152)	561
Other(3)	101	(593)

Ending total account value	$49,030	$51,667

Net additions (withdrawals)	$(1,410)	$108

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $4.5 billion and $5.5 billion as of March 31, 2009 and 2008, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.0 billion and $5.2 billion as of March 31, 2009 and 2008, respectively. Ending total account value for the institutional investments products business also includes $1.5 billion as of March 31, 2009 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $2.4 billion and $3.1 billion as of March 31, 2009 and 2008, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(3)	Other includes transfers from (to) the Asset Management segment of $(206) million for the three months ended March 31, 2008. For the three months ended March 31, 2009, Other also includes $1,500 million representing collateralized funding agreements issued to the FHLBNY and $(1,015) million representing terminations of affiliated funding agreements utilizing proceeds from the issuances to FHLBNY. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.

2009 to 2008 Three Month Comparison. Account values in our full service business amounted to $102.2 billion as of March 31, 2009, an increase of $2.421 billion from December 31, 2008. The increase in account values was driven primarily by net additions of $6.3 billion, partially offset by a decrease in the market value of customer funds due to declines in the equity markets. Account values in our full service business as of March 31, 2009 decreased $4.9 billion from March 31, 2008, driven primarily by a decrease in the market value of customer funds due to significant declines in the equity markets, partially offset by $9.5 billion of net additions for the twelve months ended March 31, 2009, as well as the addition of $8.9 billion of account values related to the acquisition of MullinTBG. Net additions increased $5.605 billion, from $653 million in the first quarter of 2008 to $6.258 billion in the first quarter of 2009, primarily reflecting higher new plan sales. New plan sales in the first quarter of 2009 included a concentration of large client sales, including five client sales over $100 million, totaling $5.2 billion, compared to two client sales over $100 million in the first quarter of 2008, which totaled $0.3 billion.

Account values in our institutional investment products business amounted to $49.0 billion as of March 31, 2009, a decrease of $1.461 billion from December 31, 2008, primarily reflecting net withdrawals of $1.410 billion, driven by the impact of scheduled withdrawals in our guaranteed investment products. Account values in our institutional investment products business as of March 31, 2009 decreased $2.637 billion from March 31, 2008, also reflecting the impact of scheduled withdrawals in our guaranteed investment products. Net additions (withdrawals) decreased $1.518 billion, from net additions of $108 million in the first quarter of 2008 to net withdrawals of $1.410 billion in the first quarter of 2009. This decrease reflects the impact of both lower additions and higher scheduled withdrawals in our guaranteed investment products. Sales of our retail notes and institutional notes have been negatively impacted by unfavorable capital markets conditions, in particular during the second half of 2008 and through the first quarter of 2009, as the stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased. Rating agency downgrades to the claims-paying ratings of our insurance subsidiaries in the first quarter of 2009 could also have an adverse impact on sales of our guaranteed investment products in future periods.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating results:
Revenues	$263	$548
Expenses	264	429

Adjusted operating income	(1)	119
Realized investment gains (losses), net, and related adjustments(1)	(6)	12
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(11)	18

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(18)	$149

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors, and are reflected on a U.S. GAAP basis as a separate line on the Company’s Unaudited Interim Consolidated Statements of Operations.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $120 million, from income of $119 million in the first quarter of 2008 to a loss of $1 million in the first quarter of 2009. Results in 2009 reflect a decrease in performance based incentive fees, primarily related to institutional real estate funds reflecting a decline in real estate values, in addition to lower asset management fees primarily from retail and institutional customer assets as a result of decreased asset values due to market depreciation. Results of the segment’s proprietary investing business decreased due to a decline in real estate proprietary investing, primarily from co-investments, reflecting lower real estate values, partially offset by gains in equity investments and lower losses in a fixed income fund. In the fourth quarter of 2008, two entities within the Asset Management segment made a request to redeem their entire investment from this fixed income fund, which aggregate investments were $170 million at March 31, 2009. The fixed income fund has indicated that it expects to meet redemptions over a period of time with the first redemption payment expected to occur in the second quarter of 2009. Due to market conditions, the amount and timing of the payment of subsequent redemption proceeds cannot be predicted at this time. In addition, results for the first quarter of 2009 reflect lower income related to mutual fund service fees and securities lending activities, partially offset by a decrease in compensation costs.

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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$119	$133
Retail customers(1)	56	81
General account	64	67

Total asset management fees	239	281

Incentive fees	(17)	72
Transaction fees	3	15
Proprietary investing	(30)	(4)
Commercial mortgage(2)	9	5

Total incentive, transaction, proprietary investing and commercial mortgage revenues	(35)	88

Service, distribution and other revenues(3)	59	179

Total revenues	$263	$548

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $14 million and $14 million in the three months ended March 31, 2009 and 2008, respectively.

	March 31, 2009	March 31, 2008
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$152.7	$174.2
Retail customers(2)	61.3	81.8
General account	172.3	177.9

Total	$386.3	$433.9

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at fair market value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31, 2009	March 31, 2008
	(in millions)
Co-Investments:
Real Estate	$275	$220
Fixed Income(1)	171	530
Seed Investments:
Real Estate	216	198
Public Equity(2)	168	379
Fixed Income	56	71
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	135	658
Real Estate secured by Fund Assets	307	161

Total	$1,328	$2,217

(1)	Includes aggregate investments in a fixed income fund of $170 million and $490 million at March 31, 2009 and 2008, respectively.
(2)	The March 31, 2009 total of $168 million includes $57 million in broker trade receivables. These receivables were settled for cash in early April.

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $285 million, from $548 million in the first quarter of 2008 to $263 million in the first quarter of 2009. Service, distribution and other revenues decreased $120 million primarily related to lower revenues in certain consolidated real estate funds, which were fully offset by lower expenses related to minority interest in these funds. In addition, service fee revenues declined primarily due to a change in the service fee arrangement with Wachovia Securities and lower assets under management, with a corresponding decrease in expense. The remainder of the decrease in service, distribution and other revenues includes lower mutual fund service fee revenues, as well as a decline in revenues related to securities lending activities. Incentive fees decreased $89 million primarily related to institutional real estate funds as a result of adverse real estate market conditions. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of March 31, 2009, $123 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, which is essentially unchanged from December 31, 2008. In the first quarter of 2009, adjustments of $23 million related to previously recognized incentive fees contributed to the decline in incentive fees resulting from fund performance. Asset management fees decreased $42 million, primarily from the management of retail and institutional customer assets as a result of lower asset values due to market depreciation. In addition, revenues from proprietary investing decreased $26 million driven by lower real estate proprietary investing primarily from co-investments, partially offset by an increase in a fixed income fund and equity investments.

Expenses

2009 to 2008 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $165 million, from $429 million in the first quarter of 2008 to $264 million in the first quarter of 2009, driven by lower expenses related to the decline in mutual fund service fee revenue, incentive based fees, and revenues associated with certain real estate funds, as discussed above. In addition, compensation costs decreased primarily due to lower incentive compensation as a result of lower revenues, as well as lower headcount.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating results:
Revenues	$680	$680
Benefits and expenses	640	584

Adjusted operating income	40	96
Realized investment gains (losses), net, and related adjustments(1)	(31)	(136)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$9	$(40)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $56 million, from $96 million in the first quarter of 2008 to $40 million in the first quarter of 2009. The decrease in adjusted operating income reflects a net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, primarily reflecting the impact of the recent unfavorable equity markets on variable product policy persistency. Also contributing to the decrease in adjusted operating income in 2009 was a decrease in asset based fees due to lower separate account asset balances reflecting the impact of the unfavorable equity markets, as well as losses on separate account fund liquidations associated with variable policy lapses and surrenders. Due to policyholder options under some of the variable contracts, lapses may occur on a quarter lag with the market risk during this lag being borne by the Company. Variable policy lapses may continue to negatively impact results of the second quarter of 2009 due to the continued unfavorable equity markets in the first quarter of 2009. Unfavorable mortality experience, net of reinsurance, compared to the first quarter of 2008 also contributed to the decrease in adjusted operating income.

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

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” were unchanged from the first quarter of 2008 to the first quarter of 2009 at $680 million, as an increase in premiums and net investment income was offset by decreases in asset based fees. Premiums increased

$12 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $17 million, reflecting higher asset balances primarily from the financing of regulatory requirements associated with statutory reserves for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits, partially offset by losses on an investment in a real property separate account fund. Policy charges and fees and asset management fees and other income decreased $29 million, primarily reflecting lower asset based fees due to lower separate account asset balances reflecting the unfavorable impact of equity market performance as well as losses on separate account fund liquidations associated with variable policy lapses and surrenders.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $56 million, from $584 million in the first quarter of 2008 to $640 million in the first quarter of 2009. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $37 million, reflecting higher death claim costs, higher policyholder reserves from growth in our in force block of term insurance and an increase in interest credited to policyholders’ account balances due to growth in universal life account balances from increased policyholder deposits. Amortization of deferred policy acquisition costs increased $17 million, primarily reflecting the impact of unfavorable equity markets on variable product policy persistency.

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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Annualized New Business Premiums(1):
Excluding corporate-owned life insurance:
Variable life	$4	$11
Universal life	28	17
Term life	52	51

Total excluding corporate-owned life insurance	84	79
Corporate-owned life insurance	—	—

Total	$84	$79

Annualized new business premiums by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$22	$28
Third party	62	51

Total	$84	$79

(1)	The Individual Life Sales measure was modified in the fourth quarter of 2008 to reflect annualized new business premiums, which represent annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. This new measure provides a more meaningful presentation of sales results and trends than the former measure, which included 100% of excess (unscheduled) or single premiums. Prior period amounts have been restated to conform to the current presentation.

2009 to 2008 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $5 million, from $79 million in the first quarter of 2008 to $84 million in the first quarter of 2009. The increase in sales is primarily due to a $10 million increase in sales of universal life products by the third party distribution channel, partially offset by a $7 million decrease in sales of variable life products by Prudential Agents. Term life product sales were slightly higher than the prior year quarter. Sales from the third party distribution channel were $11 million higher than the prior year quarter due to higher sales of universal life products reflecting the impact of product repricing in the second half of 2008 as well as a higher level of large case sales in the first quarter of 2009. Sales by Prudential Agents were $6 million lower than the prior year quarter primarily due to lower sales of variable life products which sales were impacted by the unfavorable market conditions experienced in the first quarter of 2009. The number of Prudential Agents decreased from 2,436 at March 31, 2008 to 2,389 at March 31, 2009.

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

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Cash value of surrenders	$256	$178

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	5.5%	3.1%

2009 to 2008 Three Month Comparison. The total cash value of surrenders increased $78 million, from $178 million in the first quarter of 2008 to $256 million in the first quarter of 2009, reflecting a greater volume of surrenders of variable life insurance in 2009 compared to the prior year quarter, due primarily to market conditions and policyholders electing to surrender their policies rather than make premium payments or make the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.1% in the first quarter of 2008 to 5.5% in the first quarter of 2009.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating results:
Revenues	$1,333	$1,257
Benefits and expenses	1,240	1,167

Adjusted operating income	93	90
Realized investment gains (losses), net, and related adjustments(1)	(99)	(87)
Related charges(2)	(2)	—

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(8)	$3

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income increased $3 million, from $90 million in the first quarter of 2008 to $93 million in the first quarter of 2009, reflecting more favorable claims experience in our group life and group disability businesses. Partially offsetting this increase was the benefit to the prior year quarter of a $20 million premium adjustment for updated data on a large group life insurance case. Also offsetting the increase in adjusted operating income was higher operating expenses primarily related to business growth.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $76 million, from $1.257 billion in the first quarter of 2008 to $1.333 billion in the first quarter of 2009. Group life premiums and policy charges and fee income increased by $64 million, from $793 million in the first quarter of 2008 to $857 million in the first quarter of 2009. This increase primarily reflects higher premiums from non-experience-rated group life business due to growth of business in force resulting from new sales, and strong persistency of 96% in the first quarter of 2009 compared to 95% in the first quarter of 2008. Partially offsetting the increase in group life premium is the premium adjustment recorded during the first quarter of 2008 discussed above. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $10 million from $280 million in the first quarter of 2008 to $290 million in the first quarter of 2009. This increase primarily reflects growth in business in force resulting from new sales and strong persistency of 95% in the first quarter of 2009, which compared to 91% in the first quarter of 2008.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2009	2008
Benefits ratio(1):
Group life	88.0%	87.1%
Group disability	86.2	91.1
Administrative operating expense ratio(2):
Group life	8.8	8.2
Group disability	17.9	17.4

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $73 million, from $1.167 billion in the first quarter of 2008 to $1.240 billion in the first quarter of 2009. This increase reflects a $59 million increase in policyholders’ benefits, including the change in policy reserves, from $945 million in the first quarter of 2008 to $1.004 billion in the first quarter of 2009, primarily due to growth of business in force, partially offset by more favorable claims experience in both our group life and group disability businesses. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth.

The group life benefits ratio deteriorated 0.9 percentage points from the first quarter of 2008 to the first quarter of 2009, reflecting the premium adjustment recorded during the first quarter of 2008 for updated data on a large case, as discussed above. Excluding the impact of this premium adjustment, the group life benefits ratio improved approximately 1.1 percentage points due to more favorable mortality experience. The group disability benefits ratio improved 4.9 percentage points from the first quarter of 2008 to the first quarter of 2009, due to more favorable claim experience. The group life and group disability administrative operating expense ratios were relatively unchanged from the first quarter of 2008 to the first quarter of 2009.

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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Annualized new business premiums(1):
Group life	$210	$112
Group disability(2)	134	114

Total	$344	$226

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2009 to 2008 Three Month Comparison. Total annualized new business premiums increased $118 million, from $226 million in the first quarter of 2008 to $344 million in the first quarter of 2009. Group life sales increased $98 million driven primarily by increased large case sales to both new and existing customers and higher premiums associated with the assumption of existing liabilities from third parties during first quarter of 2009. Group disability sales increased $20 million due to increased sales to new and existing customers, partially offset by lower disability premiums associated with the assumption of existing liabilities from third parties during the first quarter of 2009.

International Insurance and Investments Division

Impact of foreign currency exchange rate movements on earnings

As a U.S.-based company with significant business operations outside the U.S., we seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent earnings. The operations of our International Insurance and International Investments segments are subject to currency fluctuations that can materially affect their U.S. dollar earnings from period to period even if earnings on a local currency basis are relatively constant. As discussed further below, we enter into forward currency derivative contracts, as well as “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar denominated earnings streams, thereby reducing earnings volatility from unfavorable and favorable foreign currency exchange rate movements.

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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$(4)	$—
International Investments	3	—

Total International Insurance and Investments Division	$(1)	$—

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period. The consolidated net impact of this program recorded within the Corporate and Other operations were gains of $6 million and $1 million for the three months ended March 31, 2009 and 2008.

The notional amount of these forward currency contracts was $2.6 billion and $2.8 billion as of March 31, 2009 and December 31, 2008, respectively, of which $1.7 billion and $1.8 billion as of March 31, 2009 and December 31, 2008, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars interest income. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of March 31, 2009 and December 31, 2008, the notional amount of these investments was ¥500 billion, or $4.4 billion, and ¥500 billion, or $4.4 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. For the three months ended March 31, 2009 and 2008, the weighted average yields generated by these investments were 2.7% and 2.4%, respectively.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	March 31, 2009	December 31, 2008
	(in millions)
Cross-currency coupon swap agreements	$31	$12
Foreign exchange component of interest on dual currency investments	(62)	(82)

Total	$(31)	$(70)

The table below presents as of March 31, 2009, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2009	¥2.7	¥4.4	¥7.1	88.9
2010	3.4	5.0	8.4	87.4
2011	3.2	3.9	7.1	84.9
2012	3.1	2.9	6.0	83.3
2013-2034	32.4	53.5	85.9	79.1

Total	¥44.8	¥69.7	¥114.5	80.8

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the U.S. dollar denominated earnings reflected in the table above is $1.1 billion as of March 31, 2009. The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We are in the process of developing an economic capital framework, which includes available economic capital, as discussed in “—Liquidity and Capital Resources—Prudential Financial—Economic Capital,” and as we further develop this framework, or as other events occur, we may alter this strategy. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our Japanese insurance operations we currently seek to hedge a portion of estimated available economic capital and other measures of value, including the amount attributable to the U.S. GAAP equity of our Japanese insurance operations, which totaled $4.7 billion as of March 31, 2009 excluding “Accumulated other comprehensive income” components of Stockholders’ Equity and certain other adjustments. We hedge the estimated available economic capital in our Japanese insurance operations through a variety of instruments, including U.S. dollar denominated assets financed with yen-denominated liabilities and equity held in our Japanese insurance operations. In addition, we may also hedge estimated available economic capital using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. In certain of our other foreign insurance operations, the U.S. GAAP equity exposure is mitigated by entering into forward currency contracts that generally qualify for hedge accounting treatment, and by holding U.S. dollar denominated investments. Beginning in the second quarter of 2009, we anticipate reducing or eliminating our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

As of March 31, 2009, the aggregate amount of the instruments serving as hedges of our estimated available economic capital in our Japanese insurance operations amounted to $6.7 billion, a decrease of $1.1 billion from the $7.8 billion hedged as of December 31, 2008. These instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $4.4 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $1.5 billion held in our Japanese insurance operations, as well as $0.7 billion of net yen-denominated liabilities held in our U.S. domiciled entities, including a portion that has been converted to yen using swaps. The effects of the U.S. dollar denominated liabilities are reported in Corporate & Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above, which when added to the $6.7 billion of instruments serving as a hedge of our estimated available economic capital, results in a total estimated available economic capital hedge of approximately $9.5 billion as of March 31, 2009.

The available for sale investments under U.S. GAAP are recorded at fair value on the balance sheet with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income” within Stockholders’ Equity. Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income” as a “Currency translation adjustment.” The impact of changes in foreign currency exchange rates on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated Yen-denominated debt and other hedging instruments within the “Currency translation adjustment” account. To a larger degree the impact of foreign exchange rate changes on the U.S. GAAP equity of our Japanese insurance operations is offset by the related changes in fair value due to foreign currency exchange rate movements of the portion of the available for sale investments that supports our Japanese insurance operations’ U.S. GAAP equity, hence creating a “natural equity hedge.” For U.S. dollar denominated investments that support the portion of estimated available economic capital above our U.S. GAAP equity there is no offsetting impact to equity.

The investments designated as held to maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded within “Asset management fees and other income.” The remeasurement related to the change in value for foreign currency exchange rate movements for these investments is excluded from adjusted operating income, as part of our application of the hedge of available economic capital.

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

Because these U.S. dollar denominated investments are recorded on the books of yen-based entities, foreign currency exchange movements will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar denominated investments will decrease as a result of changes in the foreign currency exchange rates. Upon the ultimate sale or maturity of the U.S. dollar denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized gains (losses), net” within the income statement and, excluded from adjusted operating income. Similarly, other-than-temporary impairments on these investments may include the impact of changes in foreign currency exchange rates, which will be included in “Realized gains (losses), net” within the income statement, and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments.

In 2008, we began incorporating the impact of foreign currency exchange rate movements on the remaining U.S. dollar denominated net asset position of our Japanese insurance operations, which primarily relates to accrued investment income, as part of our overall application of the hedge of available economic capital. These U.S. dollar denominated assets and liabilities are remeasured for foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities, and the related change in value is recorded within “Asset management fees and other income.” As these U.S. dollar denominated assets and liabilities are included in the determination of the Japanese insurance operations’ level of available economic capital, we exclude all remeasurement related to these items from adjusted operating income.

In addition, as of March 31, 2009 and December 31, 2008, our international insurance operations also had $6.6 billion and $6.2 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. A portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,642	$1,577
Gibraltar Life	895	748

	2,537	2,325

Benefits and expenses:
Life Planner operations	1,348	1,292
Gibraltar Life	764	620

	2,112	1,912

Adjusted operating income:
Life Planner operations	294	285
Gibraltar Life	131	128

	425	413

Realized investment gains (losses), net, and related adjustments(1)	(457)	(68)
Related charges(1)(2)	52	(27)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(52)	(157)
Change in experience-rated contractholder liabilities due to asset value changes(4)	52	157
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	2	1

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$22	$319

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

On March 2, 2009, we announced that Gibraltar Life signed a definitive agreement to serve as reorganization sponsor for Yamato Life, a life insurance company in Japan with general account assets of approximately $2.2 billion that declared bankruptcy in October 2008. The agreement provides for Yamato to be acquired by Gibraltar without purchase price consideration, but that Gibraltar Life will contribute capital, from its general account assets, to Yamato in connection with the acquisition. The amount of the capital contribution is expected to be approximately $100 million. This transaction is expected to close in the second or third quarter of 2009.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income from Life Planner operations increased $9 million, from $285 million in the first quarter of 2008 to $294 million in the first quarter of 2009, including a $1 million unfavorable impact of currency fluctuations. This increase primarily reflects improved investment income margins and the continued growth of our Japanese Life Planner operation. The improved investment income margins primarily reflect higher investment yields on fixed maturities in our Japanese investment portfolio and investment portfolio growth. Partially offsetting these items was increased amortization of deferred policy acquisition costs reflecting less favorable persistency and unfavorable market conditions. In addition, higher general and administrative expenses, as discussed below, also partially offset the increases in adjusted operating income.

Gibraltar Life’s adjusted operating income increased $3 million, from $128 million in the first quarter of 2008 to $131 million in the first quarter of 2009, with no impact from currency fluctuations. This increase reflects improved investment income margins which benefited from various investment portfolio strategies and the continued growth of our U.S. dollar denominated fixed annuity product. Also contributing to the increase was more favorable mortality experience than that of the prior year quarter. Offsetting these increases were higher general and administrative expenses.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $212 million, from $2.325 billion in the first quarter of 2008 to $2.537 billion in the first quarter of 2009, including a net favorable impact of $83 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $129 million, from $2.336 billion in the first quarter of 2008 to $2.465 billion in the first quarter of 2009.

Revenues from our Life Planner operations increased $65 million, from $1.577 billion in the first quarter of 2008 to $1.642 billion in the first quarter of 2009, including a net unfavorable impact of currency fluctuations of $38 million. Excluding the impact of currency fluctuations, revenues increased $103 million from the first quarter of 2008 to the first quarter of 2009. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $59 million, from $1.319 billion in the first quarter of 2008 to $1.378 billion in the first quarter of 2009. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $51 million, from $944 million in the first quarter of 2008 to $995 million in the first quarter of 2009, primarily reflecting growth of business in force from new sales and strong persistency. Net investment income also increased $36 million, from $228 million in the first quarter of 2008 to $264 million in the first quarter of 2009, primarily due to higher investment yields on fixed maturities in our Japanese investment portfolio and investment portfolio growth.

Revenues from Gibraltar Life increased $147 million, from $748 million in the first quarter of 2008 to $895 million in the first quarter of 2009, including a favorable impact from currency fluctuations of $121 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $26 million from the first quarter of 2008 to the first quarter of 2009. This increase reflects a $23 million increase in net investment income, from $222 million in the first quarter of 2008 to $245 million in the first quarter of 2009, driven by the continued growth of our U.S. dollar denominated fixed annuity product and higher portfolio yields from various investment portfolio strategies, including the increased utilization of U.S. dollar denominated investments.

Due to the long-term nature of many of the products we sell in Japan, we have historically sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. Based on an evaluation of recent market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and we expect to resume implementing strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions changes. As we do so, the impact to our portfolio yields upon the resumption of these strategies will depend on the then current interest rate environment.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $200 million, from $1.912 billion in the first quarter of 2008 to $2.112 billion in the first quarter of 2009, including a net unfavorable impact of $84 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $116 million, from $1.916 billion in the first quarter of 2008 to $2.032 billion in the first quarter of 2009. Included in general and administrative expenses are $6 million of expenses related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs. We continue to estimate that we will incur approximately $60 million of non-capitalizable costs related to this initiative in 2009, with the vast majority of these expenditures to be recognized in our Gibraltar Life operations.

Benefits and expenses of our Life Planner operations increased $56 million, from $1.292 billion in the first quarter of 2008 to $1.348 billion in the first quarter of 2009, including a net favorable impact of $37 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $93 million from the first quarter of 2008 to the first quarter of 2009. Benefits and expenses of our Japanese Life Planner operation increased $69 million from $882 million in the first quarter of 2008 to $951 million in the first quarter of 2009, primarily reflecting an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force. Also contributing to the increase in benefits and expenses was an increase in the amortization of deferred policy acquisition costs, reflecting less favorable persistency and unfavorable market conditions, and higher general and administrative expenses. General and administrative expenses were higher primarily reflecting $6 million of expenses related to an on-going initiative in Japan mentioned above and $4 million of guaranty fund assessments, both of which were recorded in the first quarter of 2009.

Gibraltar Life’s benefits and expenses increased $144 million, from $620 million in the first quarter of 2008 to $764 million in the first quarter of 2009, including a net unfavorable impact of currency fluctuations of $121 million. Excluding the impact of currency fluctuations, benefits and expenses increased $23 million from the first quarter of 2008 to the first quarter of 2009. This increase reflects higher amortization of deferred policy acquisition costs related to the continued growth of our U.S. dollar denominated fixed annuity product, as well as higher general and administrative expenses, which include the impact of a $5 million guaranty fund assessment recorded during the first quarter of 2009. Partially offsetting these increases was a decrease in policyholder benefits, including changes in reserves, which was driven by more favorable mortality experience than that of the prior year quarter.

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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$220	$235
Gibraltar Life	113	94

Total	$333	$329

On a constant exchange rate basis:
Life Planner operations	$224	$233
Gibraltar Life	105	96

Total	$329	$329

2009 to 2008 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums were unchanged at $329 million in both the first quarter of 2009 and 2008.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $9 million, mainly due to lower sales in Korea of annuity products. Sales in Japan through the first quarter of 2009 were relatively flat when compared to the prior year quarter, despite the economic environment and concerns over U.S. financial institutions, as sales strengthened towards the end of the first quarter of 2009.

The number of Life Planners increased by 259, or 4%, from 6,138 as of March 31, 2008 to 6,397 as of March 31, 2009, driven by increases of 119 in Taiwan, 97 in Korea, and 53 in Brazil. During the same period, the number of Life Planners in Japan decreased by 30, reflective of the transfer of 128 Life Planners to Gibraltar, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Life Planners in Japan would have increased 3%, from March 31, 2008 to March 31, 2009, which reflects lower recruiting in Japan in the later part of 2008 due to a more selective screening process meant to further improve Life Planner retention and quality, as well as recruiting challenges posed by the current economic environment. Prior to March 31, 2008, an additional 95 Japanese Life Planners were transferred to Gibraltar.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $9 million, driven by increased life product sales in our bank distribution channel, which was partially offset by lower Life Advisor sales. The number of Life Advisors increased by 135, or 2%, from 6,035 as of March 31, 2008 to 6,170 as of March 31, 2009, as we continue to focus on hiring practices to enhance retention and productivity. The vast majority of the Life Planners transferred to Gibraltar, as discussed above, are not considered Life Advisors.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first three months of 2009 and the first three months of 2008 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating results:
Revenues	$105	$176
Expenses	95	150

Adjusted operating income	10	26
Realized investment gains (losses), net, and related adjustments(1)	—	3
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(8)	(9)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$2	$20

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)

Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

In 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. We subsequently renamed the company Prudential Investment & Securities Co., Ltd, or PISC. On January 25, 2008, we acquired the remaining 20 percent for $90 million and PISC is now a wholly owned operation.

On January 18, 2008, we made an additional investment of $154 million in our UBI Pramerica operating joint venture in Italy, which we account for under the equity method. This additional investment was necessary to maintain our ownership interest at 35 percent and was a result of the merger of our joint venture partner with another Italian bank, and their subsequent consolidation of the asset management companies into the UBI Pramerica joint venture.

On July 1, 2008, we acquired a 40 percent interest in GAP Asset Management of Brazil, which we account for under the equity method as an operating joint venture.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $16 million, from $26 million in the first quarter of 2008 to $10 million in the first quarter of 2009. This decrease reflects lower results from the segment’s Korean asset management operation primarily due to a decline in asset based fees. The results from the segment’s global commodities group were relatively unchanged, as less favorable sales and trading results and a lower benefit from market value changes on securities relating to exchange memberships in the first quarter of 2009, were offset by a $19 million credit loss related to a brokerage client that was recorded in the first quarter of 2008. The adjusted operating income of our Korean asset management operation includes $3 million and $5 million in the first quarter of 2009 and 2008, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC, related to the provision of asset management and brokerage services, which agreement ended on February 27, 2009.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $71 million, from $176 million in the first quarter of 2008 to $105 million in the first quarter of 2009, primarily reflecting lower revenues in the Korean asset management operation and the global commodities group.

Expenses

2009 to 2008 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $55 million, from $150 million in the first quarter of 2008 to $95 million in the first quarter of 2009, primarily reflecting lower expenses corresponding with the lower level of revenues generated by the Korean asset management operation and the global commodities group.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and real estate and relocation services.

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax-enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that we have placed in wind-down status but have not divested; and (8) the impact of transactions with other segments.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating Results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$8	$68
Capital debt interest expense	(113)	(65)
Pension income and employee benefits	48	65
Other corporate activities	(46)	(96)

Total Corporate Operations(1)	(103)	(28)
Real Estate and Relocation Services	(63)	(23)

Adjusted operating income	(166)	(51)

Realized investment gains (losses), net, and related adjustments(2)	223	(157)
Investment gains on trading account assets supporting insurance liabilities, net(1)(3)	—	—
Divested businesses(4)	(32)	(67)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	20	(46)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$45	$(321)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $115 million, from a loss of $51 million in the first quarter of 2008 to a loss of $166 million in the first quarter of 2009. The greater loss in 2009 is primarily due to lower investment earnings, increased interest expense on capital debt and less favorable results in our real estate and relocation services business. Adjusted operating income from corporate operations decreased $75 million, from a loss of $28 million in the first quarter of 2008 to a loss of $103 million in the first quarter of 2009. Investment income, net of interest expense, excluding capital debt interest expense, decreased $60 million, primarily reflecting lower earnings from the investment of proceeds from our convertible debt issues, as discussed below, as well as other borrowings, including borrowings from the Federal Home Loan Bank of New York, and lower yields on other invested assets. Capital debt interest expense increased by $48 million due to increased borrowings, which includes the issuance in June 2008 of $1.5 billion of junior subordinated notes. Partially offsetting these items was the benefit from other corporate activities of $50 million, reflecting the gain on the repurchase of some of our outstanding convertible debt, as discussed below, and corporate operations hedging activities.

The proceeds from our $2 billion December 2006 convertible debt issuance were used to fund an investment portfolio of fixed income securities until December 2007. These proceeds, as well as the remaining proceeds from our $3 billion December 2007 convertible debt issuance, were invested primarily in short-term investments or used to support operating needs in lieu of other short-term borrowings. In December 2008, we repurchased substantially all of our $2 billion December 2006 convertible debt issuance. In December 2008, we repurchased, in individually negotiated transactions, $853 million of our $3 billion December 2007 convertible debt issuance, which notes were offered to us by certain holders. In March 2009, we repurchased an additional $245 million of our $3 billion December 2007 convertible debt issuance, also in individually negotiated transactions, which notes were offered to us by certain holders. The March 2009 repurchase resulted in a pre-tax gain of $7 million, which is included in other corporate activities.

Corporate operations pension income and employee benefits decreased $17 million, which primarily reflects increased post-retirement benefit costs due to the amortization of prior year losses and lower asset base. Income from our qualified pension plan increased $5 million, from $72 million in the first quarter of 2008 to $77 million in the first quarter of 2009.

Adjusted operating income of our real estate and relocation services business decreased $40 million, from a loss of $23 million in the first quarter of 2008 to a loss of $63 million in the first quarter of 2009. Results for 2009 include our share of the earnings from equity method investments, which include goodwill impairments of $26 million within these entities. Also contributing to the decline in adjusted operating income are lower royalty fees and lower relocation revenue from real estate referral fees and homesale transactions due to the less favorable residential real estate market conditions. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of March 31, 2009, we held in unsold inventory homes with a net value of $57 million under this program.

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

As of March 31, 2009, the excess of actual cumulative earnings over the expected cumulative earnings was $299 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. However, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of March 31, 2009 is zero.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in millions)
U.S. GAAP results:
Revenues	$1,140	$1,671
Benefits and expenses	1,110	1,697

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$30	$(26)

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2009 to 2008 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $56 million, from a loss of $26 million in the first quarter of 2008 to income of $30 million in the first quarter of 2009. Results for 2009 include a decrease of $325 million in net realized investment gains, from losses of $110 million in the first quarter of 2008 to losses of $435 million in the first quarter of 2009. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, decreased $94 million, primarily related to a decrease in income on joint ventures and limited partnership investments accounted for under the equity method and lower portfolio yields, including lower interest rates on floating rate investments due to rate resets. These decreases to income were more than offset by a decrease in dividends paid and accrued to policyholders, primarily due to a decrease in the 2009 dividend scale. The impact of these items contributed to actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in a decrease in the cumulative earnings policyholder dividend obligation expense of $399 million from the first quarter of 2008, compared to the first quarter of 2009. As noted above, as of March 31, 2009, the excess of actual cumulative earnings over the expected cumulative earnings was $299 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, it could result in volatility in the Closed Block Business earnings.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $531 million, from $1.671 billion in the first quarter of 2008 to $1.140 billion in the first quarter of 2009, principally driven by the $325 million decrease in net realized investment gains and a decrease of $119 million in net investment income, as discussed above. In addition, premiums declined, with a corresponding decrease in changes in reserves, primarily due to a lower amount of dividends used by policyholders to purchase additional insurance, as a result of the dividend scale reduction.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $587 million, from $1.697 billion in the first quarter of 2008 to $1.110 billion in the first quarter of 2008. This decrease included a $499 million decline in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $399 million, as well as a decrease in dividends paid and accrued to policyholders of $100 million, primarily due to a decrease in the dividend scale. Policyholders’ benefits, including changes in reserves, decreased $60 million driven by a decline in premiums, as discussed above.

Income Taxes

Our income tax provision amounted to an income tax expense of $4 million in the first quarter of 2009 compared to income tax expense of $23 million in the first quarter of 2008. The decline in income tax expense primarily reflects the decline in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first quarter of 2008 to the first quarter of 2009.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

The dividends received deduction, or DRD, reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In August 2007, the Internal Revenue Service, or IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2008 or 2009 results. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our consolidated net income.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, we have agreed to such adjustment. Nevertheless, we believe that our return position is technically correct. Therefore, we intend to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. We were advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The statute of limitations for these years is set to expire during 2009. These activities had no impact on our 2008 or 2009 results.

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

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Equity sales, trading and research operations	$—	$(1)
Real estate investments sold or held for sale	2	1
International securities operations	—	1

Income from discontinued operations before income taxes	2	1
Income tax expense	1	—

Income from discontinued operations, net of taxes	$1	$1

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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Financial Advisory	$(25)	$45
Commercial mortgage securitization operations	(4)	(107)
Exchange shares previously held by Prudential Equity Group	—	(5)
Property and casualty insurance	1	(1)
Prudential Securities capital markets	(4)	1

Total divested businesses excluded from adjusted operating income	$(32)	$(67)

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

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread we earn on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that we expect will ultimately accrue to the contractholders.

Results for the three months ended March 31, 2009 and 2008 include the recognition of net investment gains of $145 million and net investment losses of $262 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains and losses primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended March 31, 2009 and 2008 include increases of $45 million and decreases of

$200 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Contractholder liabilities do not reflect declines in recorded asset values of $564 million and $86 million, as of March 31, 2009 and 2008, respectively, which we expect to recover in future periods through increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders are increases related to commercial mortgage and other loans of $19 million and $11 million, for the three months ended March 31, 2009 and 2008, respectively.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

As discussed in Notes 2 and 11 to the Unaudited Interim Consolidated Financial Statements, we adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. Our Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.), certain equity securities and commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper) and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities, or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect our assumptions about the assumptions market participants would use in pricing the asset or liability. Our Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities and securities where we chose to over-ride pricing information received from third parties as discussed below, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which we are the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which we utilize when pricing service information is not available, are reviewed for reasonableness based on our understanding of the market, and are generally considered Level 3. Under certain conditions, we may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, we may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2009 and December 31, 2008 over-rides on a net basis were not material.

As discussed in Note 2 to the Consolidated Financial Statements, we adopted FSP FAS 157-4 effective January 1, 2009. This FSP did not provide new accounting guidance but rather, clarified existing guidance regarding the calculation of fair value of an asset or liability when markets are inactive or transactions are executed in a distressed manner. The Company’s fair value methodologies already incorporated these concepts and accordingly, the FSP resulted in no material changes to our valuation processes. The FSP also increased the level of detail required for disclosures of fixed maturities to provide amounts separately for Corporate, Foreign Government, Asset-backed, Residential Mortgage-backed, Commercial Mortgage-backed, US Government, and State & Municipal fixed maturity securities. This level of information is required prospectively as of January 1, 2009 and accordingly, prior periods have not been restated.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2009 and December 31, 2008, for Consolidated, Financial Services Businesses and Closed Block Business.

	Consolidated as of March 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$6,395	$—	$—	$6,395
Obligations of U.S. states and their political subdivisions	—	902	—	—	902
Foreign government bonds	—	33,066	29	—	33,095
Corporate securities	—	80,876	1,041	—	81,917
Asset-backed securities	—	9,185	1,261	—	10,446
Commercial mortgage-backed securities	—	9,585	62	—	9,647
Residential mortgage-backed securities	—	11,927	211	—	12,138

Sub-total	—	151,936	2,604	—	154,540

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	150	—	—	150
Obligations of U.S. states and their political subdivisions	—	2	—	—	2
Foreign government bonds	—	435	—	—	435
Corporate securities	—	8,134	136	—	8,270
Asset-backed securities	—	468	80	—	548
Commercial mortgage-backed securities	—	2,072	5	—	2,077
Residential mortgage-backed securities	—	1,417	28	—	1,445
Equity securities	488	133	2	—	623
All other activity	246	177	—	—	423

Sub-total	734	12,988	251	—	13,973

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	76	—	—	76
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	30	—	—	30
Corporate securities	10	153	39	—	202
Asset-backed securities	—	337	811	—	1,148
Commercial mortgage-backed securities	—	115	2	—	117
Residential mortgage-backed securities	—	118	3	—	121
Equity securities	122	10	16	—	148
All other activity	10	7,788	1,109	(6,171)	2,736

Sub-total	142	8,627	1,980	(6,171)	4,578
Equity securities, available for sale	3,361	1,863	327	—	5,551
Commercial loans	—	478	16	—	494
Other long-term investments	110	263	389	—	762
Short term investments	2,211	1,618	—	—	3,829
Cash and cash equivalents	2,815	8,766	—	—	11,581
Other assets	1,800	816	26	—	2,642

Sub-total excluding separate account assets	11,173	187,355	5,593	(6,171)	197,950
Separate account assets(3)	60,059	63,434	16,145	—	139,638

Total assets	$71,232	$250,789	$21,738	$(6,171)	$337,588

Future policy benefits	—	—	1,816	—	1,816
Long-term debt	—	—	736	—	736
Other liabilities	102	5,691	194	(5,271)	716

Total liabilities	$102	$5,691	$2,746	$(5,271)	$3,268

	Financial Services Businesses as of March 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$3,138	$—	$—	$3,138
Obligations of U.S. states and their political subdivisions	—	655	—	—	655
Foreign government bonds	—	32,554	16	—	32,570
Corporate securities	—	56,319	763	—	57,082
Asset-backed securities	—	6,132	921	—	7,053
Commercial mortgage-backed securities	—	6,324	62	—	6,386
Residential mortgage-backed securities	—	9,080	130	—	9,210

Sub-total	—	114,202	1,892	—	116,094

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	150	—	—	150
Obligations of U.S. states and their political subdivisions	—	2	—	—	2
Foreign government bonds	—	435		—	435
Corporate securities	—	8,134	136	—	8,270
Asset-backed securities	—	468	80	—	548
Commercial mortgage-backed securities	—	2,072	5	—	2,077
Residential mortgage-backed securities	—	1,417	28	—	1,445
Equity securities	488	133	2	—	623
All other activity	246	177	—	—	423

Sub-total	734	12,988	251	—	13,973

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	76	—	—	76
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	30	—	—	30
Corporate securities	10	57	27	—	94
Asset-backed securities	—	319	811	—	1,130
Commercial mortgage-backed securities	—	115	2	—	117
Residential mortgage-backed securities	—	118	3	—	121
Equity securities	115	10	16	—	141
All other activity	10	7,788	1,109	(6,171)	2,736

Sub-total	135	8,513	1,968	(6,171)	4,445
Equity securities, available for sale	1,389	1,744	292	—	3,425
Commercial loans	—	478	16	—	494
Other long-term investments(4)	97	(86)	389	—	400
Short term investments	1,594	1,021	—	—	2,615
Cash and cash equivalents	2,744	7,571	—	—	10,315
Other assets	1,800	816	26	—	2,642

Sub-total excluding separate account assets	8,493	147,247	4,834	(6,171)	154,403
Separate account assets(3)	60,059	63,434	16,145	—	139,638

Total assets	$68,552	$210,681	$20,979	$(6,171)	$294,041

Future policy benefits	—	—	1,816	—	1,816
Long-term debt	—	—	736	—	736
Other liabilities	102	5,691	194	(5,271)	716

Total liabilities	$102	$5,691	$2,746	$(5,271)	$3,268

	Closed Block Business as of March 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$3,257	$—	$—	$3,257
Obligations of U.S. states and their political subdivisions	—	247	—	—	247
Foreign government bonds	—	512	13	—	525
Corporate securities	—	24,557	278	—	24,835
Asset-backed securities	—	3,053	340	—	3,393
Commercial mortgage-backed securities	—	3,261	—	—	3,261
Residential mortgage-backed securities	—	2,847	81	—	2,928

Sub-total	—	37,734	712	—	38,446
Trading account assets supporting insurance liabilities	—	—	—	—	—

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	—	—	—	—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	—	—	—	—
Corporate securities	—	96	12	—	108
Asset-backed securities	—	18	—	—	18
Commercial mortgage-backed securities	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—
Equity securities	7	—	—	—	7
All other activity	—	—	—	—	—

Sub-total	7	114	12	—	133
Equity securities, available for sale	1,972	119	35	—	2,126
Commercial loans	—	—	—	—	—
Other long-term investments	13	349	—	—	362
Short term investments	617	597	—	—	1,214
Cash and cash equivalents	71	1,195	—	—	1,266
Other assets	—	—	—	—	—

Sub-total excluding separate account assets	2,680	40,108	759	—	43,547
Separate account assets(3)	—	—	—	—	—

Total assets	$2,680	$40,108	$759	$—	$43,547

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	—	—	—	—	—

Total liabilities	$—	$—	$—	$—	$—

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 6%, 7% and 2% for Consolidated, Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for both Consolidated and Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.
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

(4)	The negative Other long-term investments amount for Financial Services Businesses reflects the impact of inter-company eliminations.

	Consolidated as of December 31, 2008
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$155,787	$2,269	$—	$158,056
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,882	1,396	(7,085)	4,336
Equity securities, available for sale	3,801	1,939	325	—	6,065
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	265	1,015	—	1,526
Short term investments	2,601	1,874	—	—	4,475
Cash and cash equivalents	2,512	8,834	—	—	11,346
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	11,306	194,580	5,232	(7,085)	204,033
Separate account assets(3)	56,362	70,953	19,780	—	147,095

Total assets	$67,668	$265,533	$25,012	$(7,085)	$351,128

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities	57	6,692	139	(5,948)	940

Total liabilities	$57	$6,692	$3,692	$(5,948)	$4,493

	Financial Services Businesses as of December 31, 2008
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$117,393	$1,760	$—	$119,153
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,774	1,384	(7,085)	4,216
Equity securities, available for sale	1,548	1,818	299	—	3,665
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	54	1,015	—	1,315
Short term investments	1,614	1,377	—	—	2,991
Cash and cash equivalents	2,379	7,014	—	—	9,393
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	7,933	153,429	4,685	(7,085)	158,962
Separate account assets(3)	56,362	70,953	19,780	—	147,095

Total assets	$64,295	$224,382	$24,465	$(7,085)	$306,057

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities(4)	(16)	6,692	138	(5,948)	866

Total liabilities	$(16)	$6,692	$3,691	$(5,948)	$4,419

	Closed Block Business as of December 31, 2008
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$38,394	$509	$—	$38,903
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets	—	108	12	—	120
Equity securities, available for sale	2,253	121	26	—	2,400
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	—	211	—	—	211
Short term investments	987	497	—	—	1,484
Cash and cash equivalents	133	1,820	—	—	1,953
Other assets	—	—	—	—	—

Sub-total excluding separate account assets	3,373	41,151	547	—	45,071
Separate account assets(3)	—	—	—	—	—

Total assets	$3,373	$41,151	$547	$—	$45,071

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	73	—	1	—	74

Total liabilities	$73	$—	$1	$—	$74

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 7%, 8% and 1% for Consolidated, Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for both Consolidated and Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.
(4)	The negative Other liability amount for Financial Services Businesses reflects the impact of inter-company eliminations.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 11 to the Unaudited Interim Consolidated Financial Statements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment given current market conditions, as the ability to value assets and liabilities can be significantly impacted by a decrease in market activity or a lack of transactions executed in an orderly manner. The following sections describe the key estimates and assumptions surrounding certain assets and liabilities, measured at fair value on a recurring basis, that could have a significant impact on our results of operations or involve the use of significant unobservable inputs. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Valuation of Fixed Maturity Securities

Our public fixed maturity securities include investments in corporate, foreign government, asset-backed, residential mortgage-backed, commercial mortgage-backed, U.S. government, and state and municipal securities. The fair values of our public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices are sourced from multiple pricing services, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. We generally receive prices from multiple pricing services for each security, but ultimately use the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by our internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, generally developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2. If we conclude pricing information received from third party pricing services is not reflective of market activity or other inputs we have observed in the market, we may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to our presented market observations, the security remains within Level 2.

If we ultimately conclude that pricing information received from the independent pricing service is not reflective of market activity, we use values based on non-binding broker quotes, if available. If we conclude values from both pricing services and brokers are not reflective of market activity, we may over-ride the information from the pricing service or broker with an internally developed valuation. As of March 31, 2009 and December 31, 2008, such over-rides, in aggregate, were not material. In circumstances where vendor pricing is not available, we also use internally developed valuations or non-binding broker quotes to determine fair value. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data is not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy. Despite the dislocated markets and low levels of liquidity in 2008 and the first quarter of 2009, pricing received from the independent pricing services was not materially different from our internal estimates of current market value for the vast majority of our fixed maturity portfolio. As a result, we generally continued to use the price provided by the independent pricing service under our normal pricing protocol.

Our private fixed maturities are primarily comprised of investments in private placement securities originated by our internal private asset managers. The fair values of these private fixed maturities are primarily determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2 in our fair value hierarchy. For certain of these securities, including those that have a distressed credit profile, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3 in our fair value hierarchy.

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

Our Level 3 fixed maturity securities generally include certain public fixed maturities and private fixed maturities priced internally based on observable and unobservable inputs. As of March 31, 2009 and December 31, 2008, about half of our Level 3 fixed maturity securities were public fixed maturities, with values primarily based on non-binding broker-quotes, and about half were private fixed maturities, with values primary based on internally developed models, as discussed above. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data. As of March 31, 2009 and December 31, 2008 we classified approximately $448 million and $122 million respectively of our investments in asset-backed securities collateralized by sub-prime mortgages as Level 3, primarily reflecting securities valued based on non-binding broker quotes. The vast majority of our asset-backed securities collateralized by sub-prime mortgages are valued using information from independent pricing services, and are included in Level 2 based on the process described above. Net realized and unrealized losses for Level 3 Available for Sale fixed maturities totaled $71 million and $263 million, respectively, for the three months ended March 31, 2009 and $144 million and $122 million, respectively, for the three months ended March 31, 2008.

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

Impact of Valuation of Fixed Maturities and Equity Securities on Results of Operations

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available for sale, or held to maturity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. Our investments classified as held to maturity are carried at amortized cost. In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in fair value is other-than-temporary. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is impaired to its fair value, with a corresponding charge to earnings. Under FSP FAS 115-2 and FAS 124-2, effective January 1, 2009, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet either of these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and the net present value of its projected future cash flows, discounted at the effective interest rate implicit in the debt security prior to impairment. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Prior to the adoption of FSP FAS 115-2 and FAS 124-2, the other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the impairment measurement date. The other-than-temporary impairment charged to earnings is reflected within “Realized investment gains (losses), net” in the statement of operations and is included in income from continuing operations under U.S. GAAP but excluded from adjusted operating income. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” for a discussion of the effects of impairments on our operating results for the quarters ended March 31, 2009 and 2008.

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

The fair value of the feeder fund investments in master funds are generally determined by reference to the investments in the underlying master funds. The fair value of investments in funds holding publicly traded equity securities are generally based on quoted prices in active markets for identical investments and are therefore reflected as Level 1. The fair value of investments in funds holding public fixed maturities are generally based on validated quotes from pricing services as described above, and are reflected in Level 2.

The fair value of wholly-owned real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach, that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 as of March 31, 2009 and December 31, 2008 totaled approximately $0.4 billion and $1.0 billion respectively. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds is offset by a noncontrolling interest reflected as a separate component of equity, which amount is not considered to be fair value and therefore, not included in fair value reporting above.

Valuation of Derivative Instruments

Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

Our over-the-counter, or OTC, derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect our interest, as well as those of our counterparties, should either party suffer a credit rating deterioration. The vast majority of our derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, we use the credit spread embedded in the LIBOR interest rate curve to reflect non-performance risk when determining the fair value of our derivative assets and liabilities. We believe this credit spread is an appropriate estimate of the non-performance risk for derivative related assets and liabilities between highly rated institutions after consideration of the impacts of the collateral posting process.

Our exchange-traded futures and options include treasury futures, Eurodollar futures, commodity futures, Eurodollar options and commodity options. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in our fair value hierarchy.

The majority of our derivative positions are traded in the OTC derivative market and are classified within Level 2 in our fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including forward rate agreements, interest rate and cross currency swaps, commodity swaps, commodity forward contracts, single name credit default swaps and to-be-announced forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, equity prices, index dividend yields, non-performance risk and volatility.

Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. Our policy is to use mid-market pricing consistent with our best estimate of fair value. The bid-ask spreads for derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $1.1 billion and $194 million as of March 31, 2009 and $1.3 billion and $140 million as of December 31, 2008, respectively, without giving consideration to the impact of netting.

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

All realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective portion of qualifying cash flow hedges and hedges of net investments in foreign operations, are recorded in current earnings. Generally, the changes in fair value of such non-dealer related derivatives, excluding those that qualify for hedge accounting, are recorded in “Realized investment gains (losses), net.” For additional information regarding the impact of changes in fair value of derivative instruments on our results of operations see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” below.

We hold externally-managed investments in the European market, as discussed in greater detail under “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” These investments are valued using market observable inputs including benchmark yields and reported trades and are classified as Level 2 for fair value reporting. The fair value of the embedded derivatives associated with these investments declined during the first quarter of 2009 due to the under performance of the investments, and as of March 31, 2009 remains in a loss position on a cumulative basis as a result of the recent stress in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment. Under SFAS No. 157 we are also required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the claims-paying ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of our insurance subsidiaries, we determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of our claims-paying ability. Beginning in the first quarter of 2009, the adjustment for our non-performance risk is determined taking into consideration publicly-available information relating to the claims-paying ability of our insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. We adjust these credit spreads to remove any liquidity risk premium. As a result, in the first quarter of 2009 we increased the discount rate used in the valuations of the embedded derivatives associated with our optional living benefit features, reflecting the market perceived increase in our non-performance risk, and thereby reduced the fair value of the embedded derivative liabilities. The increase in the discount rate over forward LIBOR rates generally ranged from 250 to 300 basis points for the portion of the interest rate curve most relevant to these liabilities. The reduction in fair value resulted in a $1,219 million pre-tax benefit to our Individual Annuities segment and a $23 million pre-tax benefit to our Retirement segment in the first quarter of 2009.

Other significant inputs to the valuation models include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. In the first quarter of 2009 we further updated our volatility assumptions for our Individual Annuities segment to reflect the inclusion of new market inputs. We no longer solely utilize the implied volatility of over-the-counter equity options, but a blend of these implied volatilities and an index based on historical volatilities. This update to our volatility assumption, which resulted in a reduction in the fair value of the embedded derivatives associated with our optional living benefit features, was included in the $92 million pre-tax benefit to our Individual Annuities segment in the first quarter of 2009.

Since many of the assumptions utilized in the valuation of the embedded derivatives associated with our optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy. The change in fair value of the GMAB, GMWB and GMIWB resulted in a decrease in the total liability of $1,413 million for the first quarter of 2009, primarily reflecting the update of our non-performance risk assumption discussed above. This change was significantly offset by increased amortization of deferred policy acquisition and other costs, and changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Valuation of Long-Term Debt

Long-term debt carried at fair value includes funding received from the Federal Reserve Bank of New York on a non-recourse basis to finance the purchase of eligible asset-backed securities, under TALF. We value these liabilities using various inputs including the value of the collateral (eligible asset-backed securities), the value of similar non-TALF eligible collateral and various other market observable and non-observable inputs which incorporate significant management judgement. As a result, the pricing of the collateral assets (“other trading account assets”) and associated non-recourse liabilities have been classified within Level 3 in our fair value hierarchy. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our participation in TALF.

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

Valuation of Trading Account Assets

Trading account assets, including trading account assets supporting insurance liabilities, consist primarily of public corporate bonds, treasuries, equity securities and derivatives whose fair values are determined consistent with similar instruments described above in “—Valuation of Fixed Maturity Securities,” “—Valuation of Equity Securities” and “—Valuation of Derivative Instruments.” Other trading account assets also includes collateral assets we hold under TALF, as described above in “—Valuation of Long-Term Debt.”

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

Realized Investment Gains and Losses and General Account Investments

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage operations’ loans, fair value changes on embedded derivatives and derivatives, except those derivatives that qualify for cash flow hedge accounting treatment and those derivatives used in our capacity as a broker or dealer.

We perform quarterly impairment reviews to determine when a decline in value is other-than-temporary. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following: (1) the extent and duration of the decline in value; (2) the reasons for the decline in value (credit event, currency, or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. In addition, under FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which we adopted effective January 1, 2009, an other-than-temporary impairment must be recognized for a debt security if we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. With regard to available-for-sale equity securities, we also consider the ability and intent to hold the investment for a period of time to allow for a recovery of value.

When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is impaired to its fair value, with a corresponding charge to “Realized investment gains (losses), net.” Under FSP FAS 115-2 and FAS 124-2, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in “Realized investment gains (losses), net” depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet either of these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and the net present value of its projected future cash flows, discounted at the effective interest rate implicit in the debt security prior to impairment. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).”

Prior to our adoption of FSP FAS 115-2 and FAS 124-2, we were required to recognize an other-than-temporary impairment for a debt security unless we could assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in the debt security’s fair value to its amortized cost basis. In light of market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether the decline in value of a debt security was other-than-temporary placed greater emphasis on our internal analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in fair value. When we determined that there was an other-than-temporary impairment, we wrote down the carrying value of the debt security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity other-than-temporary impairments, see “—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” below. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording equity impairments, see “—General Account Investments—Equity Securities—Other-than-Temporary Impairments of Equity Securities” below.

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, certain of the other-than-temporary impairments recognized for the three months ended March 31, 2009 and 2008 relate to asset-backed securities collateralized by sub-prime mortgages and reflect the overall deterioration of the housing market. We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. In light of the unprecedented current market conditions, and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy of certain portfolios, and are currently evaluating our going forward trading strategies. Other-than-temporary impairments, interest rate related losses and credit losses (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income, and included in adjusted operating income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three months ended March 31, 2009 and 2008, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other-than-temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$580	$(802)
Closed Block Business	(435)	(110)

Consolidated realized investment gains (losses), net	$145	$(912)

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments(1)	$(249)	$(398)
Equity securities	(266)	(56)
Derivative instruments(2)	1,187	(331)
Other	(92)	(17)

Total	580	(802)
Related adjustments(3)	(1,290)	137

Realized investment gains (losses), net, and related adjustments	$(710)	$(665)

Related charges(4)	$44	$(13)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments(1)	$(110)	$(28)
Equity securities	(235)	(93)
Derivative instruments	(37)	14
Other	(53)	(3)

Total	$(435)	$(110)

(1)	The Financial Services Businesses include $240 million and $290 million in the three months ended March 31, 2009 and 2008, respectively, related to other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages. The Closed Block Business includes $101 million and $113 million in the three months ended March 31, 2009 and 2008, respectively, related to other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages.
(2)	The Financial Services Businesses include $138 million and $208 million of losses in the three months ended March 31, 2009 and 2008, respectively, related to embedded derivatives associated with certain externally managed investments in the European market.
(3)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure as well as counterparty credit losses on derivative positions. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(4)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements.

2009 to 2008 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first quarter of 2009 were $580 million, compared to net realized investment losses of $802 million in the first quarter of 2008.

Net realized losses on fixed maturity securities were $249 million in the first quarter of 2009, compared to net realized losses of $398 million in the first quarter of 2008, as set forth in the following table:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Realized investment gains (losses) - Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$280	$78
Private bond prepayment premiums	—	2

Total gross realized investment gains	280	80

Gross realized investment losses:
Total other-than-temporary impairments	(1,082)	(388)
Portion of other-than-temporary impairments recognized in OCI(1)	658	—

Net other-than-temporary impairments recognized in earnings	(424)	(388)
Gross losses on sales and maturities(2)	(64)	(67)
Credit related losses on sales	(41)	(23)

Total gross realized investment losses	(529)	(478)

Realized investment gains (losses), net—Fixed Maturity Securities	$(249)	$(398)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$216	$11

(1)	Represents the difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment that is recorded in “Other comprehensive income (loss).”
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Gross trading gains on sales and maturities of fixed maturity securities of $280 million in the first quarter of 2009 were primarily due to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations. Gross losses on sales and maturities of fixed maturity securities of $64 million in the first quarter of 2009 were primarily due to lower prices resulting from credit spread widening and liquidity concerns. None of the gross losses on sales and maturities in the first quarter of 2009 related to asset-backed securities collateralized by sub-prime mortgages. Gross losses on sales and maturities of fixed maturity investments of $67 million in the first quarter of 2008, were primarily related to credit spread increases in the credit markets resulting generally from concerns over sub-prime mortgage exposures, and interest rates. None of the gross losses on sales and maturities in the first quarter of 2008 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2009 and 2008.

Net realized losses on equity securities were $266 million in the first quarter of 2009, of which other-than-temporary impairments were $253 million and net trading losses on sales of equity securities were $13 million. Net realized losses on equity securities were $56 million in the first quarter of 2008, of which other-than-temporary impairments were $48 million and net trading losses on sales of equity securities were $8 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2009 and 2008.

Net realized gains on derivatives were $1,187 million in the first quarter of 2009, compared to net realized losses of $331 million in the first quarter of 2008. The net derivative gains in the first quarter of 2009 primarily reflect net gains of $1,346 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. This benefit was driven by a market-perceived increase in our own risk of non-performance. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, including the first quarter of 2009 updates, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” Also contributing to the net derivative gains in 2009 were net mark-to-market gains of $202 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses due to the strengthening of the U.S. dollar. Partially offsetting these gains were net mark-to-market losses of $201 million on interest rate derivatives used to manage duration, and net losses of $138 million on embedded derivatives associated with certain externally managed investments in the European market due to under performance in the applicable financial markets. Net mark-to-market losses on interest rate derivatives used to manage duration includes the impact of long-duration floating-to-fixed interest rate swaps we entered into in order to add duration exposure to our Japanese investment portfolio. Based on an evaluation of recent market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and we expect to resume implementing strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions changes. The net derivative losses in the first quarter of 2008 primarily reflect net mark-to-market losses of $208 million on embedded derivatives associated with certain externally managed investments in the European market, due to spread widening, and negative mark-to-market adjustments of $139 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, due to the weakening of the U.S. dollar. Also contributing to the net derivative losses in 2008 were net losses of $40 million on embedded derivatives and related hedge positions associated with certain domestic variable annuity contracts. Partially offsetting these losses were net gains of $100 million on interest rate derivatives used to manage duration, as interest rates declined. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized losses on other investments were $92 million in the first quarter of 2009, primarily related to increases in our commercial mortgage and other loan loss reserves and mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to continued instability in the commercial mortgage-backed securities market during the first quarter of 2009. For additional information regarding these operations, see “—Divested Businesses.” Net realized losses on other investments were $17 million in the first quarter of 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations.

During the first quarter of 2009 we recorded other-than-temporary impairments of $678 million in earnings, compared to total other-than-temporary impairments of $437 million recorded in earnings in the first quarter of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$387	$377
Private fixed maturity securities	37	11

Total fixed maturity securities	424	388
Equity securities	253	48
Other invested assets(2)	1	1

Total	$678	$437

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$240	$164	$404
Due to other accounting guidelines(3)	—	20	20

Total	$240	$184	$424

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Three Months Ended March 31, 2008
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$46	$18	$64
Due to other accounting guidelines(2)	244	80	324

Total	$290	$98	$388

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the first quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance, services, and manufacturing sectors of our corporate securities, and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in the first quarter of 2009 were primarily driven by overall declines in the Japanese equity markets and losses in our mutual fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance. Fixed maturity other-than-temporary impairments in the first quarter of 2008 were concentrated in asset-backed securities and the services, finance, and manufacturing sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

Closed Block Business

For the Closed Block Business, net realized investment losses in the first quarter of 2009 were $435 million, compared to net realized investment losses of $110 million in the first quarter of 2008.

Net realized losses on fixed maturity securities were $110 million in the first quarter of 2009, compared to net realized losses of $28 million in the first quarter of 2008, as set forth in the following table:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$83	$216
Private bond prepayment premiums	—	1

Total gross realized investment gains	83	217

Gross realized investment losses:
Total other-than-temporary impairments	(773)	(151)
Portion of other-than-temporary impairments recognized in OCI(1)	592	—

Net other-than-temporary impairments recognized in earnings	(181)	(151)
Gross losses on sales and maturities(2)	(7)	(68)
Credit related losses on sales	(5)	(26)

Total gross realized investment losses	(193)	(245)

Realized investment gains (losses), net—Fixed Maturity Securities	$(110)	$(28)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$76	$148

(1)	Represents the difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment that is recorded in “Other comprehensive income (loss).”
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities of $76 million in the first quarter of 2009 were primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $7 million in the first quarter of 2009, declined in comparison to $68 million of such losses in the first quarter of 2008, primarily due to the curtailment of our active trading policies, as discussed below. There were no gross losses on sales or maturities in the first quarter of 2009 or the first quarter of 2008 related to asset-backed securities collateralized by sub-prime mortgages. In light of the unprecedented current market conditions and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we curtailed our active trading policy, which resulted in a lower level of realized losses in this portfolio than might otherwise have been incurred, and are continuing to limit our active trading strategy for this portfolio while we evaluate our going forward trading strategies for the Closed Block Business. Net gains on sales and maturities of fixed maturity securities of $148 million in the first quarter of 2008 were also primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2009 and 2008.

Net realized losses on equity securities were $235 million in the first quarter of 2009, including other-than-temporary impairments of $240 million, partially offset by net trading gains on sales of equity securities of $5 million. Net realized losses on equity securities were $93 million in the first quarter of 2008, of which net trading losses on equity securities were $41 million, and other-than-temporary impairments were $52 million. Results for both periods reflect sales pursuant to our active management strategy, which is currently being evaluated as noted above. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2009 and 2008.

Net realized losses on derivatives were $37 million in the first quarter of 2009, compared to net realized gains of $14 million in the first quarter of 2008. Derivative gains in the first quarter of 2009 primarily reflect net mark-to-market losses of $88 million on interest rate derivatives used to manage duration, partially offset by net gains of $37 million related to currency derivatives used to hedge foreign denominated investments and net mark-to-market gains of $27 million on credit derivatives. Derivative gains in the first quarter of 2008 primarily reflect the impact of interest rate derivatives used to manage the duration of the fixed maturity investment portfolio partially offset by net losses on currency derivatives used to hedge foreign investments. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized losses on other investments were $53 million in the first quarter of 2009, primarily related to increases in our commercial mortgage loan loss reserves and other-than-temporary impairments on joint ventures and partnerships.

During the first quarter of 2009 we recorded other-than-temporary impairments of $443 million in earnings, compared to other-than-temporary impairments of $204 million recorded in earnings in the first quarter of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$177	$149
Private fixed maturity securities	4	2

Total fixed maturity securities	181	151
Equity securities	240	52
Other invested assets(2)	22	1

Total	$443	$204

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31, 2009
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$101	$78	$179
Due to other accounting guidelines(3)	—	2	2

Total	$101	$80	$181

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Three Months Ended March 31, 2008
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$17	$8	$25
Due to other accounting guidelines(2)	96	30	126

Total	$113	$38	$151

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in the fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Other-than-temporary impairments in the first quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance, services, and manufacturing sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the first quarter of 2008 were concentrated in asset-backed securities and the services, finance, and manufacturing sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first quarter of 2009 and 2008 were primarily driven by overall declines in the equity markets. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

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

Our total general account investments were $226.955 billion and $230.351 billion as of March 31, 2009 and December 31, 2008, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $169.130 billion and $171.644 billion as of March 31, 2009 and December 31, 2008, respectively, while total general account investments attributable to the Closed Block Business were $57.825 billion and $58.707 billion as of March 31, 2009 and December 31, 2008, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, as of March 31, 2009 is between 4 and 5 years.

	March 31, 2009
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$95,845	$26,789	$122,634	54.0%
Public, held to maturity, at amortized cost	3,798	—	3,798	1.7
Private, available for sale, at fair value	18,445	11,657	30,102	13.3
Private, held to maturity, at amortized cost	863	—	863	0.4
Trading account assets supporting insurance liabilities, at fair value	13,973	—	13,973	6.1
Other trading account assets, at fair value	1,505	133	1,638	0.7
Equity securities, available for sale, at fair value	3,412	2,126	5,538	2.4
Commercial mortgage and other loans, at book value	21,953	8,669	30,622	13.5
Policy loans, at outstanding balance	4,230	5,451	9,681	4.3
Other long-term investments(1)	2,766	1,786	4,552	2.0
Short-term investments(2)	2,340	1,214	3,554	1.6

Total general account investments	169,130	57,825	226,955	100.0%

Invested assets of other entities and operations(3)	9,472	—	9,472

Total investments	$178,602	$57,825	$236,427

	December 31, 2008
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$98,725	$27,424	$126,149	54.8%
Public, held to maturity, at amortized cost	3,002	—	3,002	1.3
Private, available for sale, at fair value	18,568	11,479	30,047	13.0
Private, held to maturity, at amortized cost	806	—	806	0.4
Trading account assets supporting insurance liabilities, at fair value	13,875	—	13,875	6.0
Other trading account assets, at fair value	728	120	848	0.4
Equity securities, available for sale, at fair value	3,659	2,400	6,059	2.6
Commercial mortgage and other loans, at book value	22,092	8,748	30,840	13.4
Policy loans, at outstanding balance	4,280	5,423	9,703	4.2
Other long-term investments(1)	3,035	1,629	4,664	2.0
Short-term investments(2)	2,874	1,484	4,358	1.9

Total general account investments	171,644	58,707	230,351	100.0%

Invested assets of other entities and operations(3)	11,674	—	11,674

Total investments	$183,318	$58,707	$242,025

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments consist primarily of money market funds with virtually no sub-prime exposure.
(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The decrease in general account investments attributable to the Financial Services Businesses in the first quarter of 2009 was primarily a result of the impact of foreign currency and net declines in market value, partially offset by the reinvestment of net investment results. The decrease in general account investments attributable to the Closed Block Business in the first quarter of 2009 was primarily due to reductions in leverage and a net decrease in market value, partially offset by portfolio growth as a result of reinvestment of net investment income.

We have substantial insurance operations in Japan, with 34% and 35% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of March 31, 2009 and December 31, 2008, respectively. Total general account investments related to our Japanese insurance operations were $57.8 billion and $59.8 billion as of March 31, 2009 and December 31, 2008, respectively. The average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, as of March 31, 2009 is approximately 11 years. The decrease in general account investments related to our Japanese insurance operations in the first quarter of 2009 is primarily attributable to the impact of changes in foreign currency exchange rates and net declines in market value, partially offset by portfolio growth as a result of business growth and the reinvestment of net investment income. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2009	December 31, 2008
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$40,350	$42,223
Public, held to maturity, at amortized cost	3,798	3,002
Private, available for sale, at fair value	2,781	2,803
Private, held to maturity, at amortized cost	863	806
Trading account assets supporting insurance liabilities, at fair value	1,007	1,077
Other trading account assets, at fair value	429	519
Equity securities, available for sale, at fair value	1,730	2,071
Commercial mortgage and other loans, at book value	3,389	3,373
Policy loans, at outstanding balance	1,474	1,547
Other long-term investments(1)	1,631	2,143
Short-term investments	308	266

Total Japanese general account investments(2)	$57,760	$59,830

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of March 31, 2009, our Japanese insurance operations had $12.4 billion of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third party derivative contracts and $6.5 billion that support liabilities denominated in U.S. dollars. As of December 31, 2008, our Japanese insurance operations had $12.3 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $6.0 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended March 31, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.65%	$1,456	5.97%	$610	4.98%	$2,066
Trading account assets supporting insurance liabilities	5.12	177	—	—	5.12	177
Equity securities	5.61	57	2.72	20	4.40	77
Commercial mortgage and other loans	5.64	308	6.38	138	5.85	446
Policy loans	4.99	53	6.22	84	5.68	137
Short-term investments and cash equivalents	0.98	29	7.14	17	1.40	46
Other investments	4.61	46	(9.53)	(44)	0.12	2

Gross investment income before investment expenses	4.61	2,126	5.43	825	4.82	2,951
Investment expenses	(0.14)	(54)	(0.21)	(38)	(0.16)	(92)

Investment income after investment expenses	4.47%	2,072	5.22%	787	4.66%	2,859

Investment results of other entities and operations(2)		(4)		—		(4)

Total investment income		$2,068		$787		$2,855

	Three Months Ended March 31, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.77%	$1,380	6.32%	$708	5.19%	$2,088
Trading account assets supporting insurance liabilities	5.12	185	—	—	5.12	185
Equity securities	4.01	46	2.91	24	3.55	70
Commercial mortgage and other loans	5.81	294	6.57	134	6.03	428
Policy loans	5.05	51	6.19	83	5.70	134
Short-term investments and cash equivalents	4.18	99	12.58	35	4.57	134
Other investments	4.99	36	5.99	20	5.31	56

Gross investment income before investment expenses	4.89	2,091	6.19	1,004	5.23	3,095
Investment expenses	(0.13)	(80)	(0.24)	(98)	(0.16)	(178)

Investment income after investment expenses	4.76%	2,011	5.95%	906	5.07%	2,917

Investment results of other entities and operations(2)		110		—		110

Total investment income		$2,121		$906		$3,027

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 4.66% and 5.07% for the three months ended March 31, 2009 and 2008, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.47% for the three months ended March 31, 2009, compared to 4.76% for the three months ended March 31, 2008. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 5.22% for the three months ended March 31, 2009 compared to 5.95% for the three months ended March 31, 2008. The decrease was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation and losses on the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.68%	$1,077	6.00%	$1,080
Trading account assets supporting insurance liabilities	5.30	169	5.32	177
Equity securities	9.01	39	6.36	32
Commercial mortgage and other loans	5.77	267	6.02	261
Policy loans	5.56	38	5.57	39
Short-term investments and cash equivalents	0.97	25	4.45	96
Other investments	4.68	20	2.82	13

Gross investment income before investment expenses	5.33	1,635	5.77	1,698
Investment expenses	(0.13)	(25)	(0.11)	(57)

Investment income after investment expenses	5.20%	1,610	5.66%	1,641

Investment results of other entities and operations(2)		(4)		110

Total investment income		$1,606		$1,751

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.20% for the three months ended March 31, 2009, compared to 5.66% for the three months ended March 31, 2008. The decrease was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets and lower income from short term investments as a result of lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.07%	$379	2.78%	$300
Trading account assets supporting insurance liabilities	2.94	8	2.68	8
Equity securities	3.06	18	2.20	14
Commercial mortgage and other loans	4.87	41	4.54	33
Policy loans	3.95	15	3.84	12
Short-term investments and cash equivalents	1.01	4	1.55	3
Other investments	4.55	26	9.12	23

Gross investment income before investment expenses	3.19	491	2.97	393
Investment expenses	(0.17)	(29)	(0.18)	(23)

Total investment income	3.02%	$462	2.79%	$370

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 3.02% for the three months ended March 31, 2009, compared to 2.79% for the three months ended March 31, 2008. The increase in yield on the Japanese insurance portfolio is primarily attributable to various investment portfolio strategies, including an increase in unhedged U.S. dollar investments and increased exposure to corporate securities. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2009 and 2008 was approximately $9.7 billion and $9.0 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

Fixed Maturity Securities—Financial Services Businesses

	March 31, 2009				December 31, 2008
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$20,383	$426	$1,819	$18,990	$19,018	$435	$2,098	$17,355
Utilities	10,941	201	886	10,256	10,770	265	1,017	10,018
Finance	9,859	58	1,310	8,607	9,793	124	1,084	8,833
Services	9,002	85	1,304	7,783	8,930	102	1,409	7,623
Energy	4,820	84	506	4,398	4,592	75	579	4,088
Transportation	3,378	61	227	3,212	3,387	74	239	3,222
Retail and Wholesale	3,520	47	312	3,255	3,377	42	388	3,031
Other	896	11	106	801	1,000	26	117	909

Total Corporate Securities	62,799	973	6,470	57,302	60,867	1,143	6,931	55,079
Foreign Government(3)	31,872	1,693	78	33,487	32,986	2,338	62	35,262
Asset-Backed Securities	10,799	87	3,194	7,692	10,863	90	2,467	8,486
Residential Mortgage-Backed	9,694	369	100	9,963	10,688	336	114	10,910
Commercial Mortgage-Backed	8,136	30	1,400	6,766	8,506	3	1,657	6,852
U.S. Government	2,547	552	5	3,094	3,185	750	12	3,923
State & Municipal	586	30	1	615	597	24	8	613

Total(4)(5)	$126,433	$3,734	$11,248	$118,919	$127,692	$4,684	$11,251	$121,125

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $108 million of gross unrealized gains and $140 million of gross unrealized losses as of March 31, 2009, compared to $157 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity, which are not reflected in other comprehensive income.
(3)	As of March 31, 2009 and December 31, 2008, based on amortized cost, 87% represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 5% of the balance.
(4)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(5)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of March 31, 2009 consist primarily of 25% foreign government securities, 16% manufacturing sector, 9% public utility sector, and 9% asset-backed securities compared to 26% foreign government securities, 15% manufacturing sector, 9% asset-backed securities and 8% public utility sector as of December 31, 2008.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses of $11.248 billion as of March 31, 2009 were relatively unchanged compared to $11.251 billion as of December 31, 2008, as credit spread tightening and the recognition of other-than-temporary impairments in the current period, were largely offset by the increase in amortized cost resulting from our adoption of FSP FAS 115-2 and FAS 124-2 on January 1, 2009. For additional information regarding our adoption of this FSP, see Note 2 to the Unaudited Interim Consolidated Financial Statements. The gross unrealized losses as of March 31, 2009 were concentrated primarily in asset-backed and commercial mortgage-backed securities and the manufacturing, finance and service sectors of our corporate securities. The gross unrealized losses as of December 31, 2008 were concentrated primarily in asset-backed and commercial mortgage-backed securities and the manufacturing and service sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Financial Services Businesses decreased from $4.684 billion as of December 31, 2008 to $3.734 billion as of March 31, 2009, primarily due to the impact of changes in foreign currency exchange rates and an increase in risk-free rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	March 31, 2009				December 31, 2008
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,827	$128	$872	$8,083	$8,791	$188	$905	$8,074
Utilities	5,693	87	506	5,274	5,608	126	526	5,208
Services	4,410	46	661	3,795	4,467	69	590	3,946
Finance	3,226	16	345	2,897	2,455	32	232	2,255
Energy	2,076	16	214	1,878	1,963	16	229	1,750
Retail and Wholesale	1,691	28	134	1,585	1,716	32	149	1,599
Transportation	1,459	22	159	1,322	1,413	23	163	1,273
Other	1	—	—	1	—	—	—	—

Total Corporate Securities	27,383	343	2,891	24,835	26,413	486	2,794	24,105
Asset-Backed Securities	5,566	40	2,213	3,393	5,737	44	1,690	4,091
Commercial Mortgage-Backed	3,837	2	578	3,261	3,858	2	672	3,188
Residential Mortgage-Backed	2,909	116	97	2,928	3,110	100	109	3,101
U.S. Government	2,943	349	35	3,257	2,998	603	1	3,600
Foreign Government(2)	538	32	45	525	582	44	49	577
State & Municipal	241	9	3	247	240	5	4	241

Total(3)	$43,417	$891	$5,862	$38,446	$42,938	$1,284	$5,319	$38,903

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	As of March 31, 2009 and December 31, 2008, based on amortized cost, no individual foreign country represents more than 10% of the balance.

(3)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business consist primarily of 20% manufacturing sector, 13% asset-backed securities, 13% utilities sector, 10% services sector, 9% commercial mortgage-backed securities and 7% residential mortgage-backed securities, as of both March 31, 2009 and December 31, 2008.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business increased from $5.319 billion as of December 31, 2008 to $5.862 billion as of March 31, 2009, primarily due to the increase in amortized cost resulting from our adoption of FSP FAS 115-2 and FAS 124-2 on January 1, 2009, partially offset by credit spread tightening and the recognition of other-than-temporary impairments in the current period. The gross unrealized losses as of March 31, 2009 were concentrated primarily in asset-backed securities, commercial mortgage-backed securities and the manufacturing, services, and utility sectors of our corporate securities. The gross unrealized losses as of December 31, 2008 were concentrated primarily in asset-backed securities, commercial mortgage-backed securities and the manufacturing, services, and utility sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Closed Block Business decreased from $1.284 billion as of December 31, 2008 to $891 million as of March 31, 2009, primarily due to an increase in risk-free rates.

Asset-Backed Securities

As of March 31, 2009, included within asset-backed securities attributable to the Financial Services Businesses on an amortized cost basis is approximately $5.476 billion ($2.844 billion fair value) of securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios, or limited documentation. The significant deterioration of the U.S. housing market, high interest rate resets, and relaxed underwriting standards for some originators of sub-prime mortgages have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2008
	($ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	45	16	17	15	438	531	548
2006	161	202	113	266	614	1,356	1,538
2005	17	—	—	—	12	29	35
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	223	218	130	281	1,064	1,916	2,121
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	4	17	—	2	317	340	268
2006	62	159	153	396	718	1,488	1,265
2005	—	111	144	145	188	588	565
2004 & Prior	63	477	316	176	112	1,144	1,137

Total all other portfolios	129	764	613	719	1,335	3,560	3,235

Total collateralized by sub-prime mortgages(2)	352	982	743	1,000	2,399	5,476	5,356
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	336	415	14	765	934
Collateralized by auto loans	1,010	66	6	94	12	1,188	1,492
Collateralized by credit cards	417	—	1	661	—	1,079	760
Collateralized by non-sub-prime mortgages	968	46	8	36	17	1,075	1,051
Other asset-backed securities(4)	588	131	73	231	193	1,216	1,270

Total asset-backed securities(5)	$3,335	$1,225	$1,167	$2,437	$2,635	$10,799	$10,863

Asset-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2008
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	39	6	14	11	228	298	405
2006	150	163	89	192	381	975	1,284
2005	15	—	—	—	8	23	31
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	204	169	103	203	617	1,296	1,720
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	4	4	—	1	112	121	158
2006	42	79	73	146	252	592	709
2005	—	68	70	60	63	261	324
2004 & Prior	38	252	146	83	55	574	673

Total all other portfolios	84	403	289	290	482	1,548	1,864

Total collateralized by sub-prime mortgages	288	572	392	493	1,099	2,844	3,584
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	358	450	15	823	941
Collateralized by auto loans	1,008	60	6	75	6	1,155	1,421
Collateralized by credit cards	422	—	1	426	—	849	454
Collateralized by non-sub-prime mortgages	976	45	7	32	14	1,074	1,073
Other asset-backed securities(4)	505	104	50	159	129	947	1,013

Total asset-backed securities(5)	$3,199	$781	$814	$1,635	$1,263	$7,692	$8,486

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $5.5 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2009 are $0.9 billion of securities supported by guarantees from monoline bond insurers, of which $0.7 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Guaranteed by Monoline Bond Insurers” for additional information regarding guarantees from monoline bond insurers.
(3)	As of March 31, 2009, includes the $(739) million impact of the bifurcated embedded derivative described below.
(4)	As of March 31, 2009, includes collateralized debt obligations with amortized cost of $470 million and fair value of $326 million, with less than 1% secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.
(5)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2009, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in 2009. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. The following tables set forth the percentage, based on amortized cost, of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses by lowest rating agency rating, as of the dates indicated.

Asset-Backed Securities Collateralized by Sub-prime Mortgages—Financial Services Businesses

	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
December 31, 2008	22%	22%	13%	22%	21%
March 31, 2009	6%	18%	14%	18%	44%

The changes in the ratings above reflect the impact of both paydowns in the senior tranches and increased downgrade activity consistent with the continued collateral deterioration.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses increased from $5.356 billion as of December 31, 2008 to $5.476 billion as of March 31, 2009, primarily reflecting the increase in amortized cost resulting from our adoption of FSP FAS 115-2 and FAS 124-2 on January 1, 2009, partially offset by principal paydowns and other-than-temporary impairments recognized. For additional information regarding our adoption of this FSP, see Note 2 to the Unaudited Interim Consolidated Financial Statements. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $2.634 billion as of March 31, 2009 and $1.781 billion as of December 31, 2008. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 32% as of March 31, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2009, based on amortized cost, approximately 83% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 45% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $5.476 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of March 31, 2009 were $1.536 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $765 million of externally managed investments in the European market, included above in asset-backed securities of the Financial Services Businesses as of March 31, 2009, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 43% European corporate and bank bonds, 19% bank capital, 13% European asset-backed securities, and 25% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of March 31, 2009 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 86% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” As discussed further in Note 8 to the Unaudited Interim Consolidated Financial Statements, any changes in market value of the embedded total return swaps are excluded from adjusted operating income. The fair value of the embedded derivatives associated with these investments declined in the first quarter of 2009 due to the under performance of the investments, and as of March 31, 2009 was in a $739 million loss position on a cumulative basis as a result of the recent stress in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives. During the second quarter of 2008, we restructured certain of these investments, which included an additional investment of approximately $500 million to fund our share of leverage in certain of the existing portfolios. Beginning in the second quarter of 2008, the underlying restructured portfolio of investments and derivatives, totaling approximately $680 million, is held directly on our balance sheet primarily within “Other trading account assets, at fair value.” We expect the difference between the market value of the investments at the time of the restructuring and the par amount, previously recognized primarily in “Realized investment gains (losses), net” due to changes in the market value of the embedded total return swap, will be recognized, primarily in net investment income, and included in adjusted operating income over the remaining life of the investments, due to our investment in higher-yielding restructured assets.

As of March 31, 2009, included within asset-backed securities attributable to the Closed Block Business on an amortized cost basis is approximately $4.354 billion ($2.385 billion fair value) of securities collateralized by sub-prime mortgages. See above for a description of asset-backed securities collateralized by sub-prime mortgages. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2008
	($ in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	41	17	18	15	284	375	386
2006	163	208	117	259	369	1,116	1,354
2005	17	—	—	—	8	25	31
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	221	225	135	274	661	1,516	1,771
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	30	10	—	—	326	366	318
2006	102	—	43	110	989	1,244	1,116
2005	21	175	96	68	74	434	442
2004 & Prior	36	468	118	105	67	794	791

Total all other portfolios	189	653	257	283	1,456	2,838	2,667

Total collateralized by sub-prime mortgages(2)	410	878	392	557	2,117	4,354	4,438
Other asset-backed securities:
Collateralized by credit cards	42	—	—	433	—	475	453
Collateralized by auto loans	176	3	2	26	—	207	270
Externally managed investments in the European market(3)	—	—	65	65	—	130	148
Collateralized by education loans	148	20	—	—	6	174	192
Other asset-backed securities(4)	100	7	22	40	57	226	236

Total asset-backed securities	$876	$908	$481	$1,121	$2,180	$5,566	$5,737

Asset-Backed Securities at Fair Value—Closed Block Business

	March 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2008
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	36	6	15	11	158	226	290
2006	152	168	92	184	237	833	1,143
2005	15	—	—	—	5	20	27
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	203	174	107	195	400	1,079	1,460
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	13	4	—	—	119	136	206
2006	43	—	24	54	400	521	623
2005	16	117	49	28	20	230	267
2004 & Prior	20	241	67	59	32	419	478

Total all other portfolios	92	362	140	141	571	1,306	1,574

Total collateralized by sub-prime mortgages	295	536	247	336	971	2,385	3,034
Other asset-backed securities:
Collateralized by credit cards	44	—	—	268	—	312	242
Collateralized by auto loans	176	2	2	15	—	195	254
Externally managed investments in the European market(3)	—	—	81	83	—	164	186
Collateralized by education loans	147	10	—	—	4	161	178
Other asset-backed securities(4)	86	5	20	32	33	176	197

Total asset-backed securities(5)	$748	$553	$350	$734	$1,008	$3,393	$4,091

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $4.4 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2009 are $0.4 billion of securities supported by guarantees from monoline bond insurers, of which $0.4 billion are collateralized by second-lien exposures. See “—Fixed Maturity Securities Guaranteed by Monoline Bond Insurers” for additional information regarding guarantees from monoline bond insurers.
(3)	As of March 31, 2009, includes the $(151) million impact of the embedded derivative described below.
(4)	As of March 31, 2009, includes collateralized debt obligations with amortized cost of $58 million and fair value of $48 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, timeshares, aircraft and franchises.
(5)	Excluded from the table above are asset-backed securities classified as other trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2009, and reflect credit rating downgrades on asset-backed securities collateralized by sub-prime mortgages processed by the rating agencies in 2009. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-

backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. The following tables set forth the percentage, based on amortized cost, of our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business by lowest rating agency rating, as of the dates indicated.

Asset-Backed Securities Collateralized by Sub-prime Mortgages—Closed Block Business

	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
December 31, 2008	26%	25%	10%	18%	21%
March 31, 2009	9%	20%	9%	13%	49%

The changes in the ratings above reflect the impact of both paydowns in the senior tranches and increased downgrade activity consistent with the continued collateral deterioration.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $4.438 billion as of December 31, 2008 to $4.354 billion as of March 31, 2009, primarily reflecting principal paydowns and other-than-temporary impairments recognized partially offset by the increase in amortized cost resulting from our adoption of FSP FAS 115-2 and FAS 124-2 on January 1, 2009, For additional information regarding our adoption of this FSP, see Note 2 to the Unaudited Interim Consolidated Financial Statements. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $1.969 billion as of March 31, 2009 and $1.405 billion as of December 31, 2008. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 34% as of March 31, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2009, based on amortized cost, approximately 91% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 53% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $4.354 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of March 31, 2009 were $1.526 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $130 million of externally managed investments in the European market, included in asset-backed securities of the Closed Block Business as of March 31, 2009, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 43% European corporate and bank bonds, 19% bank capital, 13% European asset-backed securities, and 25% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of March 31, 2009 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 86% of the underlying investments are rated investment grade. The notes have a stated

coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The fair value of the embedded derivatives associated with these investments declined in 2009 due to the under performance of the investments, and as of March 31, 2009 was in a $151 million loss position on a cumulative basis as a result of the recent stress in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

Residential Mortgage-Backed Securities

As of March 31, 2009, on an amortized cost basis, $9.511 billion of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or above. Of these pass-through securities, $8.231 billion are supported by the U.S. government, and $1.280 billion are supported by foreign governments. Collateralized mortgage obligations, including approximately $46 million secured by “ALT-A” mortgages, represented the remaining $183 million of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), and 79% have credit ratings of A or above, while the remaining 21% have credit ratings of B or higher.

As of March 31, 2009, on an amortized cost basis, $2.393 billion of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit U.S. government guarantees and have credit ratings of AAA. Collateralized mortgage obligations, including approximately $139 million secured by “ALT-A” mortgages, represented the remaining $516 million of residential mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business), and 91% have AAA credit ratings, 3% have A credit ratings, 3% have BBB credit ratings and the remaining 3% have B credit ratings. For additional information regarding our exposure to Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Corporation, or Freddie Mac, see “—Government Sponsored Entities.”

Commercial Mortgage-Backed Securities

Weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital have led to a very difficult refinancing environment and an increase in the overall delinquency rate on commercial mortgages in the commercial mortgage-backed securities market. Difficult conditions in the global financial markets and the overall economic downturn continue to put additional pressure on these fundamentals through rising vacancies, falling rents and falling property values. In addition, we have recognized several market factors related to commercial mortgage-backed securities issued in 2006 and 2007, including less stringent underwriting, higher levels of leverage and collateral valuations that are generally no longer realizable. To ensure our investment objectives and asset strategies are maintained, we consider these market factors in making our investment decisions on securities in these vintages. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	($ in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	168	4	29	96	23	320	341
2007	1,628	—	3	69	71	1,771	1,842
2006	3,275	4	—	6	10	3,295	3,389
2005	1,444	—	—	12	25	1,481	1,585
2004 & Prior	1,146	72	32	15	4	1,269	1,349

Total commercial mortgage-backed securities(1)(2)	$7,661	$80	$64	$198	$133	$8,136	$8,506

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	116	4	29	93	22	264	293
2007	1,296	—	3	58	52	1,409	1,393
2006	2,652	4	—	5	6	2,667	2,695
2005	1,235	—	—	11	29	1,275	1,288
2004 & Prior	1,058	57	24	9	3	1,151	1,183

Total commercial mortgage-backed securities(1)	$6,357	$65	$56	$176	$112	$6,766	$6,852

(1)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(2)	Included in the table above as of March 31, 2009 are commercial mortgage-backed securities collateralized by Non-U.S. properties with amortized cost of $10 million in AAA, $4 million in AA, $32 million in A, $183 million in BBB and $129 million in BB and below.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 33% as of March 31, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of March 31, 2009, based on amortized cost, approximately 93% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 78% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S.

properties, attributable to the Financial Services Businesses based on amortized cost as of March 31, 2009, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	March 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	33	—	—	—	—
2007	31	—	—	—	—
2006	31	30	—	—	—
2005	28	—	—	—	—
2004 & Prior	36	26	22	17	20

Non-U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	March 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	—	25	7	7	5
2007	—	—	11	5	1
2006	—	—	—	11	1
2005	—	—	—	13	6
2004 & Prior	—	—	—	—	—

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

In addition to enhanced subordination, certain securities within the super senior class benefit from the prioritization of principal cash flows. The super senior class is generally structured such that shorter duration time tranches have priority over longer duration time tranches as to all principal cashflows (repayments, prepayments, and recoveries on defaulted loans) until the deal reaches 30% cumulative net loss, at which point all super senior securities are paid pro rata. As a result, short of reaching 30% cumulative net losses, the “shorter duration super senior” tranches must be completely repaid before the “longest duration super senior” tranche receives any principal cashflows. We have generally focused our purchases of recent vintage commercial mortgage-backed securities on “shorter duration super senior” tranches that we believe have sufficient priority to ensure that in most scenarios our positions will be fully repaid prior to the structure reaching the 30% cumulative net loss threshold. The following tables set forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	March 31, 2009
	Super Senior AAA Structures				Other AAA Structures
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—	$—
2008	168	—	—	—	—	—	—	168
2007	1,539	89	—	—	—	—	—	1,628
2006	1,938	1,327	—	—	—	—	10	3,275
2005	659	761	—	—	—	—	24	1,444
2004 & Prior	97	197	—	—	570	262	20	1,146

Total	$4,401	$2,374	$—	$—	$570	$262	$54	$7,661

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	December 31, 2008
	Super Senior AAA Structures				Other AAA Structures
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2008	$181	$—	$—	$—	$—	$—	$—	$181
2007	1,599	90	—	—	—	—	—	1,689
2006	2,003	1,353	—	—	—	—	11	3,367
2005	748	767	—	—	—	—	26	1,541
2004 & Prior	63	197	—	—	629	316	21	1,226

Total	$4,594	$2,407	$—	$—	$629	$316	$58	$8,004

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2008
	($ in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	10	—	—	—	—	10	10
2007	426	—	19	—	—	445	437
2006	881	—	—	—	—	881	882
2005	1,278	—	—	—	—	1,278	1,282
2004 & Prior	1,142	37	43	1	—	1,223	1,247

Total commercial mortgage-backed securities	$3,737	$37	$62	$1	$—	$3,837	$3,858

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	March 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2008
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	8	—	—	—	—	8	9
2007	339	—	3	—	—	342	326
2006	708	—	—	—	—	708	689
2005	1,081	—	—	—	—	1,081	1,051
2004 & Prior	1,062	27	32	1	—	1,122	1,113

Total commercial mortgage-backed securities	$3,198	$27	$35	$1	$—	$3,261	$3,188

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 32% as of March 31, 2009. See above for a definition of this percentage. As of March 31, 2009, based on amortized cost, approximately 93% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 60% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of March 31, 2009, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Closed Block Business

	March 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	28	—	—	—	—
2007	30	—	50	—	—
2006	29	—	—	—	—
2005	28	—	—	—	—
2004 & Prior	34	19	25	9	—

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	March 31, 2009
	Super Senior AAA Structures				Other AAA Structures
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—	$—
2008	10	—	—	—	—	—	—	10
2007	426	—	—	—	—	—	—	426
2006	690	161	—	—	—	—	30	881
2005	1,050	227	—	—	—	—	1	1,278
2004 & Prior	48	14	—	—	959	113	8	1,142

Total	$2,224	$402	$—	$—	$959	$113	$39	$3,737

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	December 31, 2008
	Super Senior AAA Structures				Other AAA Structures
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2008	$10	$—	$—	$—	$—	$—	$—	$10
2007	425	—	—	—	—	—	—	425
2006	690	160	—	—	—	—	32	882
2005	1,054	227	—	—	—	—	1	1,282
2004 & prior	48	14	—	—	977	117	10	1,166

Total	$2,227	$401	$—	$—	$977	$117	$43	$3,765

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $10.3 billion, or 8%, of the total fixed maturities as of March 31, 2009 and $9.0 billion, or 7%, of the total fixed maturities as of December 31, 2008. Below investment grade fixed maturities represented 25% and 19% of the gross unrealized losses attributable to the Financial Services Businesses as of March 31, 2009 and December 31, 2008, respectively. The increase in below investment grade fixed maturity securities is primarily due to credit migration on securities held resulting from slowing economic conditions, rather than new originations or purchases.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $7.5 billion, or 17%, of the total fixed maturities as of March 31, 2009 and $6.6 billion, or 15%, of the total fixed maturities as of December 31, 2008. Below investment grade fixed maturities represented 35% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2009, compared to 29% of gross unrealized losses as of December 31, 2008.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1)(2) NAIC Designation	Rating Agency Equivalent	March 31, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$83,691	$3,361	$4,100	$82,952	$85,474	$4,228	$4,425	$85,277
2	Baa	15,156	113	2,774	12,495	15,573	163	2,893	12,843

	Subtotal Investment Grade	98,847	3,474	6,874	95,447	101,047	4,391	7,318	98,120
3	Ba	3,288	18	797	2,509	3,009	16	800	2,225
4	B	1,864	2	679	1,187	1,639	2	565	1,076
5	C and lower	726	1	399	328	379	14	123	270
6	In or near default	326	3	197	132	36	4	4	36

	Subtotal Below Investment Grade(4)	6,204	24	2,072	4,156	5,063	36	1,492	3,607

Total Public Fixed Maturities		$105,051	$3,498	$8,946	$99,603	$106,110	$4,427	$8,810	$101,727

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2009 and December 31, 2008, respectively, 14 securities with amortized cost of $3 million (fair value, $1 million) and 13 securities with amortized cost of $3 million (fair value, $2 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $97 million of gross unrealized gains and $137 million gross unrealized losses as of March 31, 2009, compared to $132 million of gross unrealized gains and $132 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity that are not reflected in other comprehensive income.
(4)	On an amortized cost basis, includes $295 million in emerging markets securities and $253 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	Rating Agency Equivalent	March 31, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$19,569	$598	$1,949	$18,218	$20,231	$977	$2,040	$19,168
2	Baa	6,565	41	1,303	5,303	6,555	59	1,169	5,445

	Subtotal Investment Grade	26,134	639	3,252	23,521	26,786	1,036	3,209	24,613
3	Ba	2,345	9	517	1,837	2,209	8	538	1,679
4	B	1,623	3	585	1,041	1,324	2	453	873
5	C and lower	666	4	351	319	349	6	111	244
6	In or near default	201	—	130	71	15	1	1	15

	Subtotal Below Investment Grade(2)	4,835	16	1,583	3,268	3,897	17	1,103	2,811

Total Public Fixed Maturities		$30,969	$655	$4,835	$26,789	$30,683	$1,053	$4,312	$27,424

(1)	Includes, as of March 31, 2009 and December 31, 2008, respectively, 17 securities with amortized cost of $29 million (fair value, $22 million) and 18 securities with amortized cost of $30 million (fair value, $20 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, includes $770 million in securitized bank loans and $391 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1)(2) NAIC Designation	Rating Agency Equivalent	March 31, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,482	$111	$387	$6,206	$6,284	$112	$408	$5,988
2	Baa	10,852	96	1,201	9,747	11,341	92	1,310	10,123

	Subtotal Investment Grade	17,334	207	1,588	15,953	17,625	204	1,718	16,111
3	Ba	2,466	18	358	2,126	2,405	24	381	2,048
4	B	994	—	224	770	1,037	14	244	807
5	C and lower	327	4	87	244	283	7	59	231
6	In or near default	261	7	45	223	232	8	39	201

	Subtotal Below Investment Grade(4)	4,048	29	714	3,363	3,957	53	723	3,287

Total Private Fixed Maturities		$21,382	$236	$2,302	$19,316	$21,582	$257	$2,441	$19,398

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2009 and December 31, 2008, respectively, 128 securities with amortized cost of $5,091 million (fair value, $4,874 million) and 129 securities with amortized cost of $1,211 million (fair value, $1,052 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $11 million of gross unrealized gains and $3 million of gross unrealized losses as of March 31, 2009, compared to $25 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity that are not reflected in other comprehensive income.
(4)	On an amortized cost basis, includes $1,016 million in securitized bank loans and $204 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	Rating Agency Equivalent	March 31, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,242	$125	$104	$3,263	$3,379	$116	$115	$3,380
2	Baa	6,564	93	473	6,184	6,175	86	460	5,801

	Subtotal Investment Grade	9,806	218	577	9,447	9,554	202	575	9,181
3	Ba	1,621	15	232	1,404	1,651	15	241	1,425
4	B	658	—	135	523	652	9	141	520
5	C and lower	179	—	52	127	158	3	39	122
6	In or near default	184	3	31	156	240	2	11	231

	Subtotal Below Investment Grade(2)	2,642	18	450	2,210	2,701	29	432	2,298

Total Private Fixed Maturities		$12,448	$236	$1,027	$11,657	$12,255	$231	$1,007	$11,479

(1)	Includes, as of March 31, 2009 and December 31, 2008, respectively, 81 securities with amortized cost of $1,635 million (fair value, $1,547 million) and 87 securities with amortized cost of $1,908 million (fair value, $1,797 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, includes $593 million in securitized bank loans and $299 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1) NAIC Designation	Rating Agency Equivalent	March 31, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$31,734	$790	$1,762	$30,762	$29,537	$874	$1,753	$28,658
2	Baa	23,286	154	3,110	20,330	23,777	198	3,420	20,555

	Subtotal Investment Grade	55,020	944	4,872	51,092	53,314	1,072	5,173	49,213
3	Ba	4,857	16	834	4,039	4,685	29	983	3,731
4	B	2,120	3	499	1,624	2,257	15	641	1,631
5	C and lower	531	6	187	350	433	20	119	334
6	In or near default	271	4	78	197	178	7	15	170

	Subtotal Below Investment Grade	7,779	29	1,598	6,210	7,553	71	1,758	5,866

Total Corporate Securities		$62,799	$973	$6,470	$57,302	$60,867	$1,143	$6,931	$55,079

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.

The following table sets forth our corporate securities by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

NAIC Designation	Rating Agency Equivalent	March 31, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$10,021	$208	$568	$9,661	$9,382	$329	$435	$9,276
2	Baa	11,747	111	1,221	10,637	11,379	120	1,161	10,338

	Subtotal Investment Grade	21,768	319	1,789	20,298	20,761	449	1,596	19,614
3	Ba	3,256	19	465	2,810	3,344	19	589	2,774
4	B	1,692	2	404	1,290	1,721	11	484	1,248
5	C and lower	416	—	163	253	335	5	114	226
6	In or near default	251	3	70	184	252	2	11	243

	Subtotal Below Investment Grade	5,615	24	1,102	4,537	5,652	37	1,198	4,491

Total Corporate Securities		$27,383	$343	$2,891	$24,835	$26,413	$486	$2,794	$24,105

Fixed Maturity Securities Guaranteed by Monoline Bond Insurers

Certain of our fixed maturity investments are supported by guarantees from monoline bond insurers. The following table sets forth the amortized cost and fair value of our fixed maturity investments supported by guarantees from monoline bond insurers as of the dates indicated.

Fixed Maturity Securities Guaranteed by Monoline Bond Insurers

	March 31, 2009
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$885	$433	$444	$288
Other	260	185	63	45

Total asset-backed securities	1,145	618	507	333
Municipal bonds	397	410	129	135

Total	$1,542	$1,028	$636	$468

Fixed Maturity Securities Guaranteed by Monoline Bond Insurers

	December 31, 2008
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Asset-backed securities:
Collateralized by sub-prime mortgages	$812	$568	$471	$378
Other	285	239	87	75

Total asset-backed securities	1,097	807	558	453
Municipal bonds	409	412	127	129

Total	$1,506	$1,219	$685	$582

As of March 31, 2009, on an amortized cost basis, $1.542 billion, or 1%, of fixed maturity investments attributable to the Financial Services Businesses were supported by guarantees from monoline bond insurers. As of March 31, 2009, 70% of these investments had investment grade credit ratings, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 43% of the $1.542 billion total attributable to the Financial Services Businesses as of March 31, 2009 (based upon amortized cost) would have investment grade credit ratings, including 15% of the asset-backed securities collateralized by sub-prime mortgages, 53% of the other asset-backed securities, and all of the municipal bonds. As of March 31, 2009, the bond insurance is provided by five insurance companies, with no company representing more than 37% of the overall amortized cost of the securities supported by bond insurance attributable to the Financial Services Businesses. For additional information regarding credit derivatives we have purchased in order to hedge our exposure relating to certain of these guarantees from monoline bond insurers, see “—Credit Derivative Exposure to Public Fixed Maturities.”

As of March 31, 2009, on an amortized cost basis, $636 million, or 1%, of fixed maturity investments attributable to the Closed Block Business were supported by guarantees from monoline bond insurers. As of March 31, 2009, 64% of these investments had investment grade credit ratings, reflecting the credit quality of the monoline bond insurers. Management estimates, taking into account the structure and credit quality of the underlying investments and giving no effect to the support of these securities by guarantees from monoline bond insurers, that 49% of the $636 million total attributable to the Closed Block Business as of March 31, 2009 (based upon amortized cost) would have investment grade credit ratings, including 29% of the asset-backed securities collateralized by sub-prime mortgages, 88% of the other asset-backed securities, and all of the municipal bonds. As of March 31, 2009, the bond insurance is provided by five insurance companies, with no company representing more than 37% of the overall amortized cost of the securities supported by bond insurance attributable to the Closed Block Business.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of March 31, 2009 and December 31, 2008, we had $1.205 billion and $1.222 billion, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1.141 billion and $1.161 billion of outstanding notional amounts as of March 31, 2009 and December 31, 2008, respectively. The Closed Block Business had $64 million and $61 million of outstanding notional amounts, as of March 31, 2009 and December 31, 2008, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $2 million for the three months ended March 31, 2009 and $3 million for the three months ended March 31, 2008, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

		March 31, 2009
		Single Name		First to Default Basket(1)		Total
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$295	$(4)	$182	$(19)	$477	$(23)
2	Baa	25	—	536	(120)	561	(120)

	Subtotal Investment Grade	320	(4)	718	(139)	1,038	(143)
3	Ba	—	—	15	(2)	15	(2)
4	B	—	—	—	—	—	—
5	C and lower	—	—	50	(15)	50	(15)
6	In or near default	—	—	38	(36)	38	(36)

	Subtotal Below Investment Grade	—	—	103	(53)	103	(53)

Total		$320	$(4)	$821	$(192)	$1,141	$(196)

Credit Derivatives, Sold Protection—Financial Services Businesses

		December 31, 2008
		Single Name		First to Default Basket(1)		Total
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$320	$(9)	$207	$(19)	$527	$(28)
2	Baa	—	—	517	(84)	517	(84)

	Subtotal Investment Grade	320	(9)	724	(103)	1,044	(112)
3	Ba	—	—	15	(2)	15	(2)
4	B	—	—	—	—	—	—
5	C and lower	—	—	102	(32)	102	(32)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	117	(34)	117	(34)

Total		$320	$(9)	$841	$(137)	$1,161	$(146)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

		March 31, 2009
		Single Name		First to Default Basket(1)		Total
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$23	$—	$6	$(1)	$29	$(1)
2	Baa	10	—	25	(1)	35	(1)

	Subtotal Investment Grade	33	—	31	(2)	64	(2)
3	Ba	—	—	—	—	—	—
4	B	—	—	—	—	—	—
5	C and lower	—	—	—	—	—	—
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	—	—	—	—

Total		$33	$—	$31	$(2)	$64	$(2)

Credit Derivatives, Sold Protection—Closed Block Business

		December 31, 2008
		Single Name		First to Default Basket(1)		Total
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$20	$(1)	$6	$—	$26	$(1)
2	Baa	5	—	25	(1)	30	(1)

	Subtotal Investment Grade	25	(1)	31	(1)	56	(2)
3	Ba	—	—	—	—	—	—
4	B	—	—	—	—	—	—
5	C and lower	5	—	—	—	5	—
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	5	—	—	—	5	—

Total		$30	$(1)	$31	$(1)	$61	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. For additional information relating to our exposure to guarantees from monoline bond insurers see, “—Fixed Maturity Securities Guaranteed by Monoline Bond Insurers.” As of March 31, 2009 and December 31, 2008, the Financial Services Businesses had $1.247 billion and $1.069 billion of outstanding notional amounts, reported at fair value as a $237 million asset and a $189 million asset, respectively. As of March 31, 2009 and December 31, 2008, the Closed Block Business had $330 million and $309 million of outstanding notional amounts, reported at fair value as an asset of $98 million and $64 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $7 million for the three months ended March 31, 2009 and $3 million for the three months ended March 31, 2008, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	March 31, 2009		December 31, 2008
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$3,154	$827	$9,612	$2,605
Three months or greater but less than six months	5,611	1,684	13,481	4,623
Six months or greater but less than nine months	9,747	3,759	1,082	488
Nine months or greater but less than twelve months	1,092	536	272	159
Greater than twelve months	1,629	974	—	—

Total	$21,233	$7,780	$24,447	$7,875

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations. The month count was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and FAS 124-2.

The gross unrealized losses were primarily concentrated in asset-backed securities as of March 31, 2009 and December 31, 2008. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $7.780 billion as of March 31, 2009 includes $2.529 billion relating to asset-backed securities collateralized by sub-prime mortgages. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cashflows on each of these securities. The gross unrealized losses are primarily attributable to credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At March 31, 2009, we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	March 31, 2009		December 31, 2008
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,785	$488	$3,377	$928
Three months or greater but less than six months	2,237	757	6,159	2,338
Six months or greater but less than nine months	4,923	2,050	662	325
Nine months or greater but less than twelve months	768	414	25	21
Greater than twelve months	746	471	—	—

Total	$10,459	$4,180	$10,223	$3,612

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations. The month count was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and FAS 124-2.

The gross unrealized losses were primarily concentrated in asset-backed securities as of March 31, 2009 and December 31, 2008. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $4.180 billion as of March 31, 2009 includes $1.868 billion relating to asset-backed securities collateralized by sub-prime mortgages. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cashflows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At March 31, 2009, we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Given recent market conditions and liquidity concerns, and the resulting historically wide bid-ask spreads and high levels of price volatility, the extent and duration of a decline in value have become less indicative of when the market may believe there has been credit deterioration with respect to an issuer. Considering these current conditions, beginning in the third quarter of 2008 our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our analysis of the underlying credit versus the extent and duration of a decline in value. Our credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that we will be able to collect all amounts due according to the contractual terms of the security, and analyzing our overall ability to recover the amortized cost of the investment. We continue to utilize valuation declines as a potential indicator of credit deterioration, and apply additional levels of scrutiny in our analysis as the severity and duration of the decline increases.

In addition, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” on January 1, 2009. Effective with the adoption of this guidance we recognize an other-than-temporary impairment in earnings for a debt security in an unrealized loss position when either (a) we have the intent to sell the debt security or (b) more likely than not we will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, we analyze our ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. Our estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. We develop these estimates using information based on historical internal experience, our internal credit analysis of an investment, as mentioned above, and market observable data, such as industry analyst reports and forecast, sector credit ratings and other data relevant to the collectability of the security. For mortgage-backed and asset-backed securities, cash flow estimates also include prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The determination of the assumptions used in these projections requires the use of significant management judgment.

The amount of the other-than-temporary impairment recognized in “Realized investment gains (losses), net” depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value as calculated above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).”

Prior to the adoption of FSP FAS 115-2 and FAS 124-2 on January 1, 2009, we were required to record an other-than-temporary impairment unless we could assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in the debt security’s fair value to its amortized cost basis. When we determined that there was an other-than-temporary impairment based on the factors described above, the amount recognized in “Realized investment gains (losses), net” was equal to the total difference between amortized cost and fair value at the impairment measurement date.

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield. For further information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturities,” above.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $409 million and $376 million for the three months ended March 31, 2009 and 2008, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended March 31, 2009 and 2008, were $240 million and $290 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $181 million and $151 million for the three months ended March 31, 2009 and 2008, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended March 31, 2009 and 2008, were $101 million and $113 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$423	$423	$1,232	$1,232
Fixed Maturities:
Corporate Securities	8,951	8,270	8,814	7,971
Commercial Mortgage-Backed	2,281	2,077	2,335	2,092
Residential Mortgage-Backed	1,452	1,445	708	684
Asset Backed Securities	841	548	915	635
Foreign Government	432	435	416	420
U.S. Government	151	152	147	143

Total Fixed Maturities	14,108	12,927	13,335	11,945
Equity Securities	963	623	1,074	698

Total trading account assets supporting insurance liabilities	$15,494	$13,973	$15,641	$13,875

As a percentage of amortized cost, 74% of the portfolio was publicly traded as of March 31, 2009, compared to 75% as of December 31, 2008. As of both March 31, 2009 and December 31, 2008, 88% of the fixed maturity portfolio was classified as investment grade. As of March 31, 2009, $1.216 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of AAA. Collateralized mortgage obligations, including approximately $128 million secured by “ALT-A” mortgages, represented the remaining $236 million of residential mortgage-backed securities, of which 95% have credit ratings of A or better and 5% are below investment grade. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2009		December 31, 2008
Industry(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$2,943	$2,747	$2,870	$2,631
Utilities	1,933	1,792	1,958	1,757
Services	1,442	1,304	1,464	1,302
Finance	1,071	974	1,045	931
Energy	672	616	624	553
Transportation	505	463	462	426
Retail and Wholesale	384	374	390	371
Other	1	—	1	—

Total Corporate Securities	$8,951	$8,270	$8,814	$7,971

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	4	—	—	—	127	131	133
2006	10	5	39	38	76	168	183
2005	16	8	45	—	8	77	83
2004 & Prior	3	48	6	22	11	90	94

Total collateralized by sub-prime mortgages	33	61	90	60	222	466	493
Other asset-backed securities:
Collateralized by auto loans	98	15	—	9	—	122	149
Collateralized by credit cards	24	—	—	107	—	131	141
Other asset-backed securities	66	4	10	27	15	122	132

Total asset-backed securities	$221	$80	$100	$203	$237	$841	$915

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	4	—	—	—	35	39	61
2006	8	5	27	25	35	100	115
2005	14	4	29	—	2	49	63
2003 & Prior	2	28	2	13	6	51	59

Total collateralized by sub-prime mortgages(1)	28	37	58	38	78	239	298
Other asset-backed securities:
Collateralized by auto loans	99	14	—	9	—	122	144
Collateralized by credit cards	25	—	—	71	—	96	89
Other asset-backed securities(2)	56	3	8	18	6	91	104

Total asset-backed securities	$208	$54	$66	$136	$84	$548	$635

(1)	Included within the $239 million of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2009 are $31 million of securities supported by guarantees from monoline bond insurers, of which $12 million are collateralized by second-lien exposures. See “—Fixed Maturity Securities Guaranteed by Monoline Bond Insurers” for additional information regarding guarantees from monoline bond insurers.
(2)	As of March 31, 2009, includes collateralized debt obligations with fair value of $11 million, none of which are secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, education loans, equipment leases, and franchises.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	46	—	—	—	—	46	46
2006	197	—	—	—	—	197	197
2005	1,009	—	—	—	—	1,009	1,012
2004 & Prior	919	53	37	17	3	1,029	1,080

Total commercial mortgage-backed securities	$2,171	$53	$37	$17	$3	$2,281	$2,335

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	34	—	—	—	—	34	33
2006	175	—	—	—	—	175	168
2005	912	—	—	—	—	912	906
2004 & Prior	875	42	25	11	3	956	985

Total commercial mortgage-backed securities	$1,996	$42	$25	$11	$3	$2,077	$2,092

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	Rating Agency Equivalent	March 31, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,551	$73	$370	$6,254	$5,843	$48	$455	$5,436
2	Baa	2,568	7	264	2,311	2,673	4	359	2,318

	Subtotal Investment Grade	9,119	80	634	8,565	8,516	52	814	7,754
3	Ba	526	2	96	432	544	—	128	416
4	B	291	1	75	217	279	—	93	186
5	C and lower	116	—	74	42	50	—	29	21
6	In or near default	63	—	49	14	30	—	27	3

	Subtotal Below Investment Grade	996	3	294	705	903	—	277	626

Total Public Trading Account Assets Supporting Insurance Liabilities		$10,115	$83	$928	$9,270	$9,419	$52	$1,091	$8,380

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	Rating Agency Equivalent	March 31, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$922	$3	$45	$880	$977	$2	$60	$919
2	Baa	2,326	12	180	2,158	2,191	13	191	2,013

	Subtotal Investment Grade	3,248	15	225	3,038	3,168	15	251	2,932
3	Ba	553	—	69	484	571	2	74	499
4	B	134	—	34	100	141	—	37	104
5	C and lower	58	—	23	35	10	—	2	8
6	In or near default	—	—	—	—	26	—	4	22

	Subtotal Below Investment Grade	745	—	126	619	748	2	117	633

Total Private Trading Account Assets Supporting Insurance Liabilities		$3,993	$15	$351	$3,657	$3,916	$17	$368	$3,565

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Other Trading Account Assets

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives we use either in our capacity as a broker-dealer or for asset and liability management activities. Also, for certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, we may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets.” These instruments are carried at fair value, with realized and unrealized gains and losses reported in “Asset management fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.” The following table sets forth the composition of our other trading account assets as of the dates indicated.

	March 31, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalent	$6	$6	$—	$—	$6	$6	$—	$—
Fixed Maturities:
Corporate Securities	91	84	123	108	96	88	123	105
Asset-Backed Securities	1,235	1,107	26	18	371	269	25	15
Commercial Mortgage-Backed	208	117	—	—	216	135	—	—
Residential Mortgage-Backed	257	121	—	—	278	150	—	—
Foreign Government	29	30	—	—	33	34	—	—
U.S. Government	5	5	—	—	9	9	—	—

Total Fixed Maturities	1,825	1,464	149	126	1,003	685	148	120
Equity Securities	28	22	7	7	30	23	—	—
Other	12	13	—	—	14	14	—	—

Total other trading account assets	$1,871	$1,505	$156	$133	$1,053	$728	$148	$120

During the first quarter of 2009, we purchased asset-backed securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility, or TALF. TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans. As of March 31, 2009, $786 million of asset-backed securities attributable to the Financial Services Businesses were purchased under TALF. We received secured financing from the Federal Reserve of $736 million related to the purchase of these securities that is reflected within “Long-term debt.” For additional information regarding TALF, see “—Liquidity and Capital Resources.”

During the second quarter of 2008, we restructured certain externally managed investments in the European market attributable to the Financial Services Businesses, which reflected our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities. These medium term note investments were previously recorded within “fixed maturity securities—available for sale.” Beginning in the second quarter of 2008, the underlying restructured portfolio of investments and derivatives, totaling approximately $680 million, is held directly on our balance sheet primarily within “Other trading account assets, at fair value.” For additional information regarding externally managed investments in the European market, see “—Fixed Maturity Securities—Asset-Backed Securities.”

As of March 31, 2009, on an amortized cost basis 92% of asset-backed securities attributable to the Financial Services Businesses have credit ratings of A or above and the remaining 8% virtually all have BBB and BB credit ratings. As of March 31, 2009, on an amortized cost basis 37% of asset-backed securities attributable to the Closed Block Business have credit ratings of A or above and the remaining 63% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of March 31, 2009 and December 31, 2008 we held approximately 13% of our general account investments in commercial mortgage and other loans. This percentage is net of a $293 million and $211 million allowance for losses as of March 31, 2009 and December 31, 2008, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	March 31, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial mortgage loans	$19,976	$8,719	$19,936	$8,765
Uncollateralized loans	1,141	40	1,204	40
Loans collateralized by residential properties(1)	919	1	976	1
Other collateralized loans(2)	119	—	129	—

Total commercial mortgage and other loans(3)	$22,155	$8,760	$22,245	$8,806

(1)	Loans collateralized by residential properties includes $910 million and $965 million of Japanese recourse loans as of March 31, 2009 and December 31, 2008, respectively.
(2)	Other collateralized loans attributable to the Financial Services Businesses includes $99 million and $109 million of collateralized consumer loans and $19 million and $19 million of loans collateralized by aviation assets as of March 31, 2009 and December 31, 2008, respectively.
(3)	Excluded from the tables above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

We originate domestic commercial mortgage loans using dedicated investment staff and a network of independent companies through our various regional offices across the country. All loans are underwritten consistently to our standards using a proprietary quality rating system that has been developed from our experience in real estate and mortgage lending.

Uncollateralized loans primarily represent reverse dual currency loans and corporate loans which do not meet the definition of a security under SFAS No 115.

Composition of Commercial Mortgage Loans

The stress experienced in the global financial markets and unfavorable credit market conditions that began in the second half of 2007 and continued and substantially increased throughout 2008 and into 2009 led to a decrease in the overall liquidity and availability of capital in the commercial mortgage loan market, and in particular a decrease in activity by securitization lenders. These conditions have led to greater opportunities for more selective originations by portfolio lenders such as our general account. While we have begun to observe some weakness in commercial real estate fundamentals, delinquency rates on our commercial mortgage loans have been relatively stable in recent years. However, continued difficult conditions in the global financial markets and the overall economic downturn could put additional pressure on these fundamentals through rising vacancies, falling rents and falling property values.

Our commercial mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial mortgage loans by geographic region and property type as of the dates indicated.

	March 31, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by region:
U.S. Regions:
Pacific	$5,827	29.2%	$2,787	32.0%	$5,854	29.4%	$2,834	32.3%
South Atlantic	4,544	22.7	1,715	19.7	4,614	23.2	1,751	20.0
Middle Atlantic	2,878	14.4	1,860	21.3	2,953	14.8	1,896	21.6
East North Central	1,794	9.0	467	5.3	1,772	8.9	500	5.7
West South Central	1,549	7.8	660	7.6	1,460	7.3	646	7.4
Mountain	1,156	5.8	477	5.5	1,129	5.7	407	4.6
New England	899	4.5	325	3.7	903	4.5	327	3.7
West North Central	600	3.0	206	2.4	604	3.0	180	2.1
East South Central	378	1.9	166	1.9	385	1.9	167	1.9

Subtotal—U.S.	19,625	98.3	8,663	99.4	19,674	98.7	8,708	99.3
Asia	10	—	—	—	1	—	—	—
Other	341	1.7	56	0.6	261	1.3	57	0.7

Total commercial mortgage loans	$19,976	100.0%	$8,719	100.0%	$19,936	100.0%	$8,765	100.0%

	March 31, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by property type:
Industrial buildings	$4,577	22.9%	$1,917	22.0%	$4,544	22.8%	$1,959	22.3%
Office buildings	3,975	19.9	1,814	20.8	4,024	20.2	1,787	20.4
Retail stores	3,794	19.0	1,587	18.2	3,742	18.8	1,578	18.0
Apartment Complexes	3,529	17.7	1,690	19.4	3,549	17.8	1,727	19.7
Other	1,751	8.8	526	6.0	1,719	8.6	518	5.9
Agricultural properties	1,183	5.9	755	8.7	1,224	6.1	769	8.8
Hospitality	1,167	5.8	430	4.9	1,134	5.7	427	4.9

Total commercial mortgage loans	$19,976	100.0%	$8,719	100.0%	$19,936	100.0%	$8,765	100.0%

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

As of March 31, 2009, our general account investments in commercial mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.86 times, and a weighted average loan-to-value ratio of 60%. As of March 31, 2009, our general account investments in commercial mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.94 times, and a weighted average loan-to-value ratio of 54%. For those general account commercial mortgage loans attributable to the Financial Services Businesses that were originated in 2009, the weighted average loan-to-value ratio was 57%, and the weighted average debt service coverage ratio was above 1.66 times, both consistent with originations over the last several years. The total portfolio loan-to-value ratios are lower than our origination loan-to-value ratio due to principal payments on the loan balances and appreciation of the underlying collateral value. The values utilized in calculating these loan-to-value ratios are developed as part of our periodic review of the commercial mortgage loan portfolio, which includes a quality re-rating as well as an internal evaluation of the underlying collateral value. For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage loan portfolio attributable to the Financial Services Businesses included approximately $1.8 billion of such loans as of March 31, 2009 and December 31, 2008, and our commercial mortgage loan portfolio attributable to the Closed Block Business included approximately $0.6 billion of such loans as of March 31, 2009 and December 31, 2008. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. For information regarding similar loans we hold as part of our commercial mortgage operations, see “—Invested Asset of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	March 31, 2009
	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$3,692	$619	$902	$662	$111	$131	$6,117
50% - 60%	865	804	1,191	527	234	58	3,679
60% - 70%	619	463	1,526	1,345	418	—	4,371
70% - 80%	310	449	760	1,039	587	139	3,284
80% - 90%	21	20	324	912	248	81	1,606
90% - 100%	164	—	30	136	170	82	582
Greater than 100%	—	42	—	—	176	119	337

Total commercial mortgage loans	$5,671	$2,397	$4,733	$4,621	$1,944	$610	$19,976

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	March 31, 2009
	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$2,251	$524	$654	$459	$69	$54	$4,011
50% - 60%	156	188	449	264	97	67	1,221
60% - 70%	251	270	529	691	55	—	1,796
70% - 80%	26	165	166	366	155	35	913
80% - 90%	—	—	76	328	128	—	532
90% - 100%	—	—	—	—	95	11	106
Greater than 100%	—	—	—	—	58	82	140

Total commercial mortgage loans	$2,684	$1,147	$1,874	$2,108	$657	$249	$8,719

The following tables set forth the breakdown of our commercial mortgage loans by year of origination as of March 31, 2009.

Commercial Mortgage Loans by Year of Origination

	March 31, 2009
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2009	$479	2.4%	$78	0.9%
2008	3,670	18.4	1,194	13.7
2007	4,790	24.0	1,718	19.7
2006	3,547	17.7	1,115	12.8
2005	2,311	11.6	847	9.7
2004 and prior	5,179	25.9	3,767	43.2

Total commercial mortgage loans	$19,976	100.0%	$8,719	100.0%

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

The following tables set forth the gross carrying value for commercial mortgage and other loans by loan classification as of the dates indicated:

	March 31, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$22,075	$8,756	$22,162	$8,788
Delinquent, not in foreclosure	52	3	57	17
Delinquent, in foreclosure	8	—	—	—
Restructured	20	1	26	1

Total commercial mortgage and other loans	$22,155	$8,760	$22,245	$8,806

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	March 31, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$153	$58	$90	$28
Addition to/(release of) allowance for losses	50	33	58	30
Charge-offs, net of recoveries	—	—	—	—
Change in foreign exchange	(1)	—	5	—

Allowance, end of period	$202	$91	$153	$58

As of March 31, 2009 the $202 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses includes $15 million related to loan specific reserves and $187 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2008 the $153 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses includes $8 million related to loan specific reserves and $145 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of March 31, 2009 the $91 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business includes $22 million related to loan specific reserves and $69 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2008 the $58 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business includes $6 million related to loan specific reserves and $52 million related to the portfolio reserve for probable incurred but not specifically identified losses.

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies, as well as mutual fund shares and perpetual preferred securities, as discussed below. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Financial Services Businesses

	March 31, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,443	$77	$522	$2,998	$3,807	$43	$624	$3,226
Private equity	437	24	47	414	461	20	48	433

Total Equity	$3,880	$101	$569	$3,412	$4,268	$63	$672	$3,659

Public equity securities include mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance. These mutual funds invest primarily in high yield bonds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of March 31, 2009 were $1,242 million, $48 million, $25 million, and $1,265 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2008 were $1,306 million, $23 million, $119 million, and $1,210 million, respectively.

Equity securities also include perpetual preferred securities, which have characteristics of both debt and equity securities. The cost, gross unrealized gains, gross unrealized losses, and fair value of perpetual preferred securities as of March 31, 2009 were $408 million, $1 million, $169 million, and $240 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these securities as of December 31, 2008 were $378 million, $1 million, $93 million, and $286 million, respectively.

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies, as well as perpetual preferred securities. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Closed Block Business

	March 31, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,835	$133	$865	$2,103	$2,998	$196	$811	$2,383
Private equity	23	—	—	23	17	—	—	17

Total Equity	$2,858	$133	$865	$2,126	$3,015	$196	$811	$2,400

The cost, gross unrealized gains, gross unrealized losses, and fair value of perpetual preferred securities as of March 31, 2009 were $220 million, $0 million, $101 million, and $119 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these securities as of December 31, 2008 were $106 million, $0 million, $29 million, and $77 million, respectively.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	March 31, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$692	$23	$1,352	$104
Three months or greater but less than six months	240	26	340	31
Six months or greater but less than nine months	246	19	174	9
Nine months or greater but less than twelve months	201	17	124	6
Greater than twelve months	145	15	—	—

Total	$1,524	$100	$1,990	$150

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	March 31, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$416	$112	$1,002	$337
Three months or greater but less than six months	560	220	248	80
Six months or greater but less than nine months	230	101	39	17
Nine months or greater but less than twelve months	50	23	322	88
Greater than twelve months	22	13	—	—

Total	$1,278	$469	$1,611	$522

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of both March 31, 2009 and December 31, 2008 were primarily concentrated in the finance, manufacturing, and other sectors. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	March 31, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$673	$14	$1,348	$106
Three months or greater but less than six months	182	21	—	—
Six months or greater but less than nine months	185	27	—	—
Nine months or greater but less than twelve months	20	3	—	—
Greater than twelve months	—	—	—	—

Total	$1,060	$65	$1,348	$106

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	March 31, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$285	$94	$288	$89
Three months or greater but less than six months	480	208	1,289	580
Six months or greater but less than nine months	1,001	484	72	36
Nine months or greater but less than twelve months	29	14	—	—
Greater than twelve months	—	—	—	—

Total	$1,795	$800	$1,649	$705

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of March 31, 2009 were primarily concentrated in the manufacturing, finance, and service sectors compared to December 31, 2008 where the gross unrealized losses were primarily concentrated in the manufacturing, finance and services sectors. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

Other-Than-Temporary Impairments of Equity Securities

For those equity securities classified as available for sale we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

•	the extent and the duration of the decline; including, but not limited to, the following general guidelines:

•	declines in value greater than 20%, maintained for six months or greater;

•	declines in value maintained for one year or greater; and

•	declines in value greater than 50%;

•	the reasons for the decline in value (issuer specific event, currency or market fluctuation);

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

For those securities that have declines in value that are deemed to be only temporary, we make an assertion as to our ability and intent to retain the security until recovery. Once identified, these securities are restricted from trading unless authorized based upon events that could not have been foreseen at the time we asserted our ability and intent to retain the security until recovery. Examples of such events include, but are not limited to, the deterioration of the issuer’s creditworthiness, a major business combination or disposition, a change in regulatory requirements, certain other portfolio actions or other similar events. For those securities that have declines in value for which we cannot assert our ability and intent to retain until recovery, including certain equity securities managed by independent third parties where we do not exercise management discretion concerning individual buy or sell decisions, impairments are recognized as other-than-temporary regardless of the reason for, or the extent of, the decline. For perpetual preferred securities, which have characteristics of both debt and equity securities, we apply an impairment model similar to our fixed maturity securities, factoring in the position of the security in the capital structure and the lack of a formal maturity date. For additional discussion of our policies regarding other-than-temporary impairments of fixed maturity securities, see “—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” above.

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

Impairments of equity securities attributable to the Financial Services Businesses were $253 million and $48 million for the three months ended March 31, 2009 and 2008, respectively. Impairments of equity securities attributable to the Closed Block Business were $240 million and $52 million for the three months ended March 31, 2009 and 2008, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$411	$328	$405	$348
Non real estate related	894	995	904	1,044
Real estate held through direct ownership	1,036	—	1,109	—
Other(1)	425	463	617	237

Total other long-term investments	$2,766	$1,786	$3,035	$1,629

(1)	Primarily includes derivatives and member stock held in the Federal Home Loan Bank of New York. For additional information regarding our holding in the Federal Home Loan Bank of New York, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	March 31, 2009	December 31, 2008
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,743	$1,805
Private, available for sale, at fair value	61	55
Other trading account assets, at fair value	2,940	3,488
Equity securities, available for sale, at fair value	13	6
Commercial mortgage and other loans, at book value	2,116	2,274
Securities purchased under agreements to resell	—	480
Other long-term investments	1,481	2,348
Short-term investments	1,118	1,218

Total investments	$9,472	$11,674

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

Our asset management operations also include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. We expect these loans to be paid off through refinancing or the sale of the underlying collateral by the borrower. As of March 31, 2009, the unpaid principal balance of interim loans totaled $1.9 billion. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.” For additional information regarding our decision to exit our commercial mortgage securitization operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, see “—Divested Businesses,” above.

As of March 31, 2009, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of $784 million and fair value of $800 million, virtually all of which have credit ratings of AAA, and available for sale commercial mortgage-backed securities with amortized cost of $65 million and fair value of $59 million, 89% of which have credit ratings of A or better and the remaining 11% of which have credit ratings of BB and below. An additional $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of March 31, 2009 all of which have AAA credit ratings.

As of March 31, 2009, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $241 million and fair value of $222 million. Based on amortized cost, 85% have credit ratings of AAA, 1% have AA credit ratings, 2% have A credit ratings and the remaining 12% have BBB or below credit ratings. Included within these asset-backed securities as of March 31, 2009, are securities collateralized by sub-prime mortgages with amortized cost and fair value of $3 million, all of which have AAA credit ratings, with $2 million in the 2006 vintage and $1 million in the 2003 vintage. As of March 31, 2009, there were no collateralized debt obligations held outside the general account in other entities and operations. An additional $23 million of asset-backed securities held outside the general account as of March 31, 2009 are classified as other trading account assets, 99% of which have credit ratings of AAA and 1% of which have credit ratings of B.

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

	March 31, 2009
	Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term debt securities(1)	$2,348	$2,348	$400	$400
Long-term debt securities(2)	951	1,056	183	190

Total investment in debt securities issued by government sponsored entities	$3,299	$3,404	$583	$590

(1)	These investments are included in short-term investments and cash equivalents. Amounts for the Financial Services Businesses include amortized cost and fair value of $1.135 billion held outside the general account in other entities and operations.
(2)	These fixed maturity securities are included within the finance sector of our corporate securities. Amounts for the Financial Services Businesses include $35 million of amortized cost and fair value held outside the general account in other entities and operations.

As of March 31, 2009, general account fixed maturity investments of the Financial Services Businesses include $7.591 billion of publicly traded pass-through securities with guarantees from Fannie Mae or Freddie Mac and AAA credit ratings. These securities are classified as residential mortgage-backed securities. An additional $1.087 billion of such securities are included in the trading account assets supporting insurance liabilities portfolio of our Financial Services Businesses, and have credit ratings of AAA, and an additional $714 million are held outside the general account in other entities and operations, with credit ratings of AAA. As of March 31, 2009, fixed maturity investments of the Closed Block Business include $2.115 billion of publicly traded pass-through securities with guarantees from Fannie Mae or Freddie Mac, all of which have AAA credit ratings. These securities are classified as residential mortgage-backed securities.

As part of the commercial mortgage activities of our Asset Management segment, we provide commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. We have agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages we service through a delegated authority arrangement. Under these arrangements we originate multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans we service. Our percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. We service $6.857 billion of mortgages subject to these loss-sharing arrangements as of March 31, 2009, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2009, these mortgages had an average debt service coverage ratio of 1.81 times and an average loan-to-value ratio of 61%. The maximum exposure to loss as of March 31, 2009, assuming no recovery on any of the underlying collateral, is $932 million, with first-loss exposure of $297 million. Over the three years ended December 31, 2008, our total share of losses related to indemnifications that were settled was $8 million, with no additional settlement in the first three months of 2009. As of March 31, 2009, we have established a liability of $17 million related to these indemnifications.

Liquidity and Capital Resources

Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources

Beginning in the latter half of 2007 and continuing through 2008 and into 2009, severe dislocations in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, generally resulted in reduced availability and increased cost of credit for financial institutions in the marketplace, including Prudential Financial and its subsidiaries. These dislocations accelerated following the failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions.

During the fourth quarter of 2008 and the first quarter of 2009, the volatility and disruptions in the credit and capital markets reached unprecedented levels, adversely affecting the global economy, particularly in the financial services industry. The U.S. federal government, as well as governments and central banks in many countries in which we operate, have taken or are considering taking actions in order to address this financial market dislocation.

This market dislocation has adversely impacted our liquidity and capital plans, results of operations, and financial position. For example, the term credit markets for debt and hybrid securities have generally been closed to all financial institutions, including Prudential Financial. In addition, our commercial paper programs have experienced an increase in the cost of funding and a reduction in investor demand, which has been exacerbated by rating agency actions that occurred in early 2009. The market conditions also negatively impacted the level of capital in our domestic and international insurance subsidiaries, as a result of asset value declines and the need to strengthen reserves, particularly in our annuity businesses.

As a consequence of the market dislocation and in order to manage our liquidity and capital resources, we undertook certain actions during 2008 that enabled us to maintain capital at December 31, 2008 consistent with our ratings objectives, and to maintain sufficient liquidity and capital flexibility. Those actions are described in more detail in the “Liquidity and Capital Resources” section of our 2008 Annual Report on Form 10-K.

Due to the continuation of the market dislocation, we undertook certain additional actions during the first quarter of 2009, including the following: (1) made capital contributions and capital loans to our international insurance operations in Japan totaling $366 million; (2) borrowed $1.5 billion from the Federal Home Loan Bank of New York in the form of collateralized funding agreements; (3) replaced certain inter-company funding agreements between Prudential Insurance and Prudential Financial, previously funded through proceeds from the sale of Prudential Financial’s retail medium-term notes, with a portion of the funding agreements issued to the Federal Home Loan Bank of New York mentioned above, making the corresponding proceeds from prior sales of retail medium-term notes available to Prudential Financial for general corporate purposes; (4) reduced our reliance on commercial paper issued by Prudential Funding, LLC; (5) undertook sales of assets held by some of our affiliates to reduce their borrowing needs; and (6) realized gains from derivative positions related to the U.S. dollar denominated products co-insured from our Japanese insurance operations. These actions were intended to enhance our liquidity and capital positions and help us maintain sufficient financial flexibility.

The Company continues to operate with significant cash on the balance sheet and has access to alternate sources of liquidity, as discussed in “—Alternative Sources of Liquidity.” However, a continuation or worsening of the disruptions in the capital markets could adversely affect Prudential Financial and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions beyond those described above, which may include but are not limited to: (1) access external sources of capital, including the debt or equity markets; (2) further access our alternative sources of liquidity; (3) reduce or eliminate future shareholder dividends on our Common Stock; (4) utilize further proceeds from our outstanding retail medium-term notes for general corporate purposes by accelerating repayments under additional funding agreements from Prudential Insurance; (5) undertake additional capital management activities, including recapture of liabilities previously ceded to our off-shore captive reinsurance subsidiary and/or reinsurance transactions; (6) transfer ownership of certain subsidiaries of Prudential Financial to Prudential Insurance; (7) take additional actions related to derivatives; (8) limit or curtail sales of certain products and/or restructure existing products; (9) effectuate the repayment of affiliate surplus notes; (10) undertake further asset sales; and (11) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control. In the event that market conditions deteriorate further, we may also be required to make further capital contributions to our domestic or international regulated subsidiaries.

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

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of debt service, shareholder dividends, operating expenses, capital contributions and obligations to subsidiaries, are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets and bank facilities, as well as the “—Alternative Sources of Liquidity” described below.

As of March 31, 2009, Prudential Financial had cash and short-term investments of $4.745 billion, an increase of $311 million from December 31, 2008. Included in the cash and short-term investments of Prudential Financial is $1.202 billion held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its affiliates on a daily basis. Short-term investments comprise $364 million of Prudential Financial’s total cash and short-term investments and consist primarily of government agency securities and money market funds. Prudential Financial’s principal sources and uses of cash and short-term investments for the three months ended March 31, 2009 were as follows:

Three Months Ended March 31, 2009
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$831
Repayment of funding agreements from Prudential Insurance(2)	752
Net receipts under intercompany loan agreements(3)	814
Proceeds from stock-based compensation and exercise of stock options	53
Other, net	104

Total sources	2,554

Uses:
Capital contributions to subsidiaries(4)	395
Shareholder dividends(5)	32
Repayment of short-term debt, net of issuances(6)	1,340
Repayment of long-term senior debt(7)	200
Repayment of retail medium term notes(7)	39
Repayment of floating rate convertible senior notes(7)	237

Total uses	2,243

Net increase in cash and short-term investments	$311

(1)	Includes dividends and/or returns of capital of $797 million from international insurance and investments subsidiaries, including the repayment of capital loans which were refinanced from internal sources in connection with the maturity of ¥74 billion borrowed under unsecured bridge loan facilities, and $34 million from other subsidiaries.
(2)	See “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(3)	Includes net repayment of loans of $425 million by international insurance subsidiaries, funded primarily with the realized gains generated from derivative positions, as discussed above, that are temporarily invested in the intercompany liquidity account, $255 million by Pruco Reinsurance, and $144 million by asset management subsidiaries. The remainder represents loans and repayments from other subsidiaries.
(4)	Includes capital contributions of $329 million to international insurance and investments subsidiaries and $66 million to other subsidiaries.
(5)	Represents payments of Common Stock dividends made in the first quarter of 2009 with respect to the dividend declared in 2008.
(6)	Includes repayment at maturity of ¥74 billion borrowed under unsecured bridge loan facilities as discussed in “—Financing Activities” and a decrease in outstanding commercial paper as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Commercial Paper Programs.”
(7)	See “—Financing Activities.”

Prudential Financial is a holding company whose principal assets are its investments in subsidiaries. We believe Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt credit rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. For our current ratings (some of which are below these targets), a description of material rating actions that occurred in 2009, and a discussion of the potential impacts of further ratings downgrades, see “—Ratings.” We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of March 31, 2009 was as follows:

March 31, 2009
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$20,337
Junior subordinated debt (hybrid securities)(1)	1,518
Capital debt(1)	6,459

Total capital	$28,314

(1)	Our capital debt to total capital ratio was 24.2% as of March 31, 2009. For the purpose of calculating this ratio, 75% of the hybrid securities are attributed equity credit, with the remaining 25% treated as capital debt.

As shown in the table above, as of March 31, 2009, the Financial Services Businesses had approximately $28.3 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with our “AA” ratings targets as of March 31, 2009.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets, including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for certain types of asset-backed securities.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Program, or PPIP, to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

In the first quarter of 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced details regarding the PPIP. The PPIP has two separate parts to address the problem of “legacy assets”—real estate loans held directly on the books of banks (“legacy loans”) and securities backed by loan portfolios (“legacy securities”). Under the Legacy Loans Program portion of the PPIP, the U.S. Treasury will invest alongside private investors to purchase eligible asset pools from depository institutions. Under the Legacy Securities Program, the Federal Reserve will (i) expand TALF to cover additional eligible assets, including certain residential mortgage backed securities and commercial mortgage backed securities and (ii) the U.S. Treasury will co-invest with, and provide leverage to, approved assets managers to support the market for legacy securities originated prior to 2009.

We have applied to participate in the Capital Purchase Program, although no determination with respect to our participation has been made. If we do participate in the Capital Purchase Program, we will become subject to additional requirements and restrictions on our business. In the first quarter of 2009, we participated in TALF as an eligible borrower as discussed in more detail in “—Financing Activities—Consolidated Borrowings.” We are evaluating participation as an asset manager in the PPIP Legacy Securities Program. We continue to evaluate other government sponsored programs for which we may be eligible.

In addition to the foregoing, the U.S. federal government, as well as foreign governments and central banks, have taken or are considering taking other actions to address the financial market dislocation. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets, or on our businesses, results of operations, cash flows or financial condition.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. As of December 31, 2008, Prudential Insurance’s unassigned surplus was $2.781 billion, and it recorded applicable adjustments for cumulative unrealized investment gains of $283 million. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend or distribution. If the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, exceeds a specified statutory limit it is considered an extraordinary dividend or distribution and Prudential Insurance must obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers is generally the greater of 10% of the prior calendar year’s statutory surplus, $6.432 billion as of December 31, 2008, or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, $498 million for the year ended December 31, 2008. Prudential Insurance and our other insurance subsidiaries may also be subject to additional company specific regulatory limitations and adjustments. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

We anticipate that, unless market conditions improve, dividends from Prudential Insurance will be substantially constrained in 2009 by the capital requirements of our financial strength rating targets. If market conditions further deteriorate or other adverse events occur, there could be no dividends declared in 2009. In 2008, Prudential Insurance declared an ordinary dividend of $727 million and an extraordinary dividend of $773 million to Prudential Holdings, LLC, which were in turn distributed to Prudential Financial.

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

Alternative Sources of Liquidity

Prudential Financial maintains an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between the parent holding company and its affiliates on a daily basis. Depending on the overall availability of cash, the parent holding company invests excess cash on a short-term basis or borrows funds in the capital markets. Additional longer term liquidity is available through inter-affiliate borrowing arrangements. Prudential Financial and certain of its subsidiaries also have access to bank facilities, as discussed under “—Lines of Credit and Other Credit Facilities,” as well as the other alternative sources of liquidity described below.

Commercial Paper Programs

Prudential Financial has a commercial paper program currently rated “A-1” by S&P, “P-2” by Moody’s and “F2” by Fitch with a current authorized capacity of $5.0 billion. The ratings from Moody’s and Fitch currently have a negative outlook. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. Prudential Financial’s outstanding commercial paper borrowings were $734 million as of March 31, 2009, a decrease of $509 million from December 31, 2008, largely due to the repayment of maturing commercial paper issued under the CPFF program, described below. As of March 31, 2009, the vast majority of the proceeds of this outstanding commercial paper was either held in cash or invested in short-term financial instruments. The daily average commercial paper outstanding during the first quarter of 2009 under this program was $1.011 billion. The weighted average interest rate on these borrowings was 2.34% and 4.31% for the three months ended March 31, 2009 and 2008, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, currently rated “A-1+” by S&P, “P-1” by Moody’s and “F1” by Fitch with a current authorized capacity of $12.0 billion. The rating from Moody’s is currently on review for a possible downgrade and the Fitch rating has a negative outlook. Prudential Funding’s outstanding commercial paper and master note borrowings were $2.573 billion as of March 31, 2009, a decrease of $1.781 billion from December 31, 2008. This reduction was accomplished by a reduction in the investment in our enhanced short-term portfolio and repayment of loans by our affiliates, funded through a combination of asset sales, cash collateral from asset based financing, and other internal sources of cash. As of March 31, 2009, $743 million of the proceeds of this outstanding commercial paper were held in cash and cash equivalents and $116 million of the proceeds were invested in our enhanced short-term portfolio, which is discussed in more detail below under “—Asset-based Financing,” while the remainder was primarily utilized to fund short-term cash flow timing mismatches and the working capital needs of our affiliates. The daily average commercial paper outstanding during the first quarter of 2009 under this program was $4.831 billion. The weighted average interest rates on these borrowings were 0.90% and 3.37% for the three months ended March 31, 2009 and 2008, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval to participate in the Federal Reserve Bank of New York’s Commercial Paper Funding Facility, or CPFF, during the fourth quarter of 2008. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper. Commercial paper programs must maintain ratings of at least A-1/P-1/F1 by at least two rating agencies in order to be eligible for the CPFF. Unsecured commercial paper issued under the CPFF is discounted based on a rate equal to a spread (200 basis points) over the three-month overnight index swap rate on the day of purchase. Access to the CPFF for the issuance of new commercial paper is scheduled to terminate on October 30, 2009, unless such date is extended by the Federal Reserve Bank of New York.

Prudential Funding is eligible to sell to the CPFF three-month unsecured U.S. dollar denominated commercial paper up to a maximum of $9.815 billion, less the outstanding amount of any non-CPFF commercial paper at any applicable time. As of March 31, 2009, Prudential Funding had $750 million of commercial paper outstanding under the CPFF, with a maturity of 30 days. Excluding commercial paper issued under CPFF, Prudential Funding’s outstanding commercial paper and master note borrowings as of March 31, 2009 of $1.823 billion had a weighted average maturity of 22 days and approximately 4% was overnight.

On February 19, 2009, the commercial paper credit rating of Prudential Financial was downgraded by Fitch from F1 to F2. Consequently, as of that date, Prudential Financial was no longer eligible to issue commercial paper under the CPFF. As of March 31, 2009, Prudential Financial had $374 million of commercial paper outstanding under the CPFF, with a maturity of 30 days. Excluding commercial paper issued under CPFF, Prudential Financial’s outstanding commercial paper as of March 31, 2009 of $360 million had a weighted average maturity of 17 days and approximately 14% was overnight.

As of the filing date of this report, there are no CPFF borrowings outstanding under either of our commercial paper programs.

Due to continued dislocation within the financial markets, the challenges in the commercial paper market persisted in the first quarter of 2009. Rating agency actions during the same period have additionally impacted our commercial paper programs. As a result, the financing cost of Prudential Financial commercial paper increased versus its historical cost basis relative to the target federal funds rate, as investors demanded a premium for such “top-tier split” rated commercial paper. The financing cost of Prudential Funding commercial paper increased as well versus its historical cost basis relative to the target federal funds rate over the same period. Additionally, we have also experienced a reduction in investor demand for both of our commercial paper programs.

While we consider availability of commercial paper as one of our alternative sources of liquidity, we have continued to reduce our reliance on commercial paper to fund our operations, and have developed plans which would enable us to further reduce, or if necessary eliminate, our borrowings under the Prudential Financial and Prudential Funding commercial paper programs, through our alternative sources of liquidity.

Both commercial paper programs are backed by our unsecured committed lines of credit. As of March 31, 2009, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.34 billion. There were no outstanding borrowings under these facilities as of March 31, 2009. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending and repurchase agreements, in order to earn spread income, to borrow funds, or to facilitate trading activity. These programs are driven by portfolio holdings in securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our domestic insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase of two years or less. A portion of the asset-backed securities held in our short-term spread portfolios, including our enhanced short-term portfolio, are collateralized by sub-prime mortgages. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings, including details regarding those securities held in our enhanced short-term portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

As of March 31, 2009, our Financial Services Businesses had liabilities totaling $5.999 billion under such programs, including $3.743 billion representing securities sold under agreements to repurchase, $1.966 billion representing cash collateral for loaned securities and $290 million representing securities sold but not yet purchased. Of the $5.999 billion for the Financial Services Businesses as of March 31, 2009, $2.449 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder has maturities ranging from 2 days to 3 months with a weighted average maturity of 43 days. As of December 31, 2008, our Financial Services Businesses had liabilities totaling $7.455 billion under such programs.

As of March 31, 2009, our Closed Block Business had liabilities totaling $5.468 billion under such programs, including $4.240 billion representing securities sold under agreements to repurchase and $1.228 billion representing cash collateral for loaned securities. Of the $5.468 billion for the Closed Block Business as of March 31, 2009, $1.850 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder has maturities ranging from 2 days to 3 months with a weighted average maturity of 32 days. As of December 31, 2008, our Closed Block Business had liabilities totaling $5.096 billion under such programs.

As of March 31, 2009, our domestic insurance entities had assets eligible for the lending program of $67.7 billion, of which $10.6 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2009, we believe approximately $18.7 billion of the remaining eligible assets are readily lendable, of which approximately $14.1 billion relates to the Financial Services Business. Further changes in market conditions can affect the ability to lend the available assets.

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

Federal Home Loan Bank of New York

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized advances, collateralized funding agreements and general asset/liability management that can be used for liquidity management and as an alternative source of funding. Our membership in FHLBNY requires us to maintain ownership of member stock, and borrowings from FHLBNY require us to purchase FHLBNY activity based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, borrowings by its members are at the discretion of the FHLBNY.

The FHLBNY requires Prudential Insurance to pledge qualifying mortgage-related assets or U.S. Treasury securities as collateral for all borrowings. Under guidance of the New Jersey Department of Banking and Insurance, the total amount of qualifying mortgage-related assets and U.S. Treasury securities that may be pledged as collateral by Prudential Insurance to FHLBNY is limited to 5% of the prior year’s statutory net admitted assets of Prudential Insurance exclusive of separate account assets, which equates to $7.5 billion based on net admitted assets as of December 31, 2008. Based upon the existing guidance and on the fair value of qualifying assets owned by Prudential Insurance within the Financial Services Businesses as of March 31, 2009 (including assets on loan and assets pledged to the FHLBNY at that date and taking into account applicable required collateralization levels and required purchases of activity based FHLBNY stock), the estimated total borrowing capacity with the FHLBNY was approximately $6.5 billion as of March 31, 2009.

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

In February and March 2009, Prudential Insurance issued collateralized funding agreements in an aggregate amount of $1.5 billion to the FHLBNY. The funding agreements, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. Of these funding agreements, $1.0 billion currently serves as a substitute funding source for a product of our Retirement segment for which we earn investment spread that was previously funded by retail medium-term notes issued by Prudential Financial. This substitution allows Prudential Financial to use the proceeds from the sale of the corresponding retail medium-term notes for general corporate purposes. To effect the substitution, as of March 31, 2009, $1.015 billion of intercompany funding agreements that were previously issued by Prudential Insurance to Prudential Financial were terminated for a payment of $730 million from Prudential Insurance to Prudential Financial. We may conduct similar transactions, or take other actions, in future periods in order to utilize additional retail medium-term notes proceeds for general corporate purposes, including by using the additional $500 million of funding agreements issued to the FHLBNY for this purpose.

In addition, as of March 31, 2009, $2.0 billion of the FHLBNY advances outstanding are reflected in “Long-term debt,” and have maturities ranging from June 4, 2010 to December 6, 2010, and $1.0 billion is reflected in “Short-term debt.” As of March 31, 2009, proceeds from these advances of $1.1 billion were invested in cash and short-term investments at Prudential Insurance, $1.2 billion were used to support the operating needs of our businesses, $0.3 billion were used as a replacement source of funding for a portion of capital requirements of Gibraltar Life, previously funded through foreign currency denominated unsecured bridge loan facilities, and the balance was used to purchase investments, including the requisite FHLBNY activity based stock. Subsequent to March 31, 2009, $1.0 billion of collateralized advances were repaid upon maturity.

As of March 31, 2009, we had pledged qualifying assets with a fair value of $5.4 billion, which is above the minimum level required by the FHLBNY, related to our total outstanding borrowings of $4.5 billion, which includes collateralized advances and collateralized funding agreements.

We may, from time to time, borrow additional funds from FHLBNY for purposes of managing liquidity, making operating loans to affiliates, asset/liability management, or issuance of funding agreements. Due to the rating downgrades experienced by Prudential Insurance during the first quarter of 2009, we are currently only able to initiate new borrowings from the FHLBNY for a term of 90 days or less, which can be refinanced on similar terms. We believe that longer term borrowings may again be made available to us in the near future.

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

Liquidity and Capital Resources of Subsidiaries

Domestic Insurance Subsidiaries

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. We manage the liquidity of our domestic insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our domestic operations are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims.

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

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$36,625	47%	$36,880	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,698	26	20,341	26
At market value	1,365	2	1,279	2
At contract value, less surrender charge of 5% or more	4,119	5	4,048	5

Subtotal	62,807	80	62,548	80
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,152	20	15,906	20

Total annuity reserves and deposit liabilities	$78,959	100%	$78,454	100%

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

Gross account withdrawals for our domestic insurance operations’ products amounted to approximately $6.6 billion and $4.6 billion for the three months ended March 31, 2009 and 2008, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of March 31, 2009 and December 31, 2008, our domestic insurance operations had liquid assets of $121.7 billion and $125.4 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $7.5 billion and $10.7 billion as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, $98.8 billion, or 88%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $13.1 billion, or 12%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing short-term cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. For a further discussion of realized investment gains or losses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing and financing activities, respectively, in our financial statements.

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits established with the New Jersey Department of Banking and Insurance. To the extent that other subsidiaries of Prudential Financial have financing needs in excess of these limits, these needs are met through financing from Prudential Financial directly or from third parties. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s outstanding commercial paper, including master note borrowings, were $2.573 billion as of March 31, 2009 and $4.354 billion as of December 31, 2008, and are more fully discussed in “—Alternate Sources of Liquidity.” The impact of Prudential Funding’s financing capacity on liquidity is considered in the internal liquidity measures of the domestic insurance operations.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $172 million as of both March 31, 2009 and December 31, 2008. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 1.72%, and 4.94% for the three months ended March 31, 2009 and 2008, respectively.

Capital

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings target. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation; however, based upon March 31, 2009 amounts, the RBC for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The level of statutory capital of our domestic life insurance subsidiaries is affected by the statutory accounting rules for loan-backed and structured securities. Mandatory adoption of changes to these rules was recently deferred until periods ending on or after September 30, 2009. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

Prudential Securities Group

As a result of the negative impact of market dislocations on capital levels within Prudential Insurance experienced during 2008, we contributed Prudential Securities Group to Prudential Insurance to strengthen capital during the fourth quarter of 2008. This contribution increased Prudential Insurance’s net admitted assets by $2.2 billion.

Prudential Securities Group owns our investment in the Wachovia Securities joint venture, which we account for under the equity method, as well as other wholly owned businesses, principally our global commodities group. As of March 31, 2009 and December 31, 2008, Prudential Securities Group’s assets totaled $7.6 billion and $10.4 billion, respectively.

On December 4, 2008, we announced our intention, assuming completion of the merger of Wachovia into Wells Fargo, to exercise our right under the “lookback” option to put our joint venture interests in Wachovia Securities to Wells Fargo. As reported by Wells Fargo, the merger was completed on December 31, 2008. Under the terms of the joint venture agreements, closing of the put transaction would occur on or about January 1, 2010. The value we expect to receive related to our investment in the Wachovia Securities joint venture, including the “lookback” option, is not yet reflected in the capital levels of Prudential Insurance as the investment is carried at book value. We expect to realize the value of the investment no later than the first quarter of 2010. We are continuing to evaluate alternatives to realize the value of the investment prior to January 2010. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information concerning our investment in Wachovia Securities. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $0 million and $65 million for the three months ended March 31, 2009 and 2008, respectively.

The other wholly-owned businesses in Prudential Securities Group, principally our global commodities group, continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, and short-term receivables from clients, broker-dealers, and exchanges. As registered broker-dealers and members of various self-regulatory organizations, our U.S. registered broker-dealer subsidiaries and Wachovia Securities are subject to the SEC’s Uniform Net Capital Rule, as well as the net capital requirements of the Commodity Futures Trading Commission and the various securities and commodities exchanges of which they are members. Compliance with these capital requirements could limit the ability of these operations to pay dividends.

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of March 31, 2009 and December 31, 2008, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $62.6 billion and $64.9 billion, respectively. Of those amounts, $33.9 billion and $34.7 billion, respectively, were associated with Gibraltar Life.

Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges, initially 15%, declining to their current 2% level, and reducing to 0% in April 2009, were designed to mitigate the extent, timing, and profitability impact of withdrawals of funds by customers. The charges apply to

$22.2 billion and $23.1 billion of Gibraltar Life’s insurance related reserves as of March 31, 2009 and December 31, 2008, respectively. We do not expect any material increases in the level of surrenders due to the expiration of these surrender charges.

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and the final dividend will be payable in 2009. The special dividend is based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of March 31, 2009, a liability of $451 million related to the special dividend is included in “Policyholders’ dividends.” The special dividend will take the form of additional policy values, and to a lesser extent, cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $23.5 billion and $24.9 billion of general account insurance related liabilities, other than dividends to policyholders, as of March 31, 2009 and December 31, 2008, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of March 31, 2009 or December 31, 2008. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of March 31, 2009 and December 31, 2008, our international insurance subsidiaries had cash and short-term investments of approximately $2.5 billion and $2.7 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $46.5 billion and $48.8 billion, respectively. As of March 31, 2009, $45.4 billion, or 98%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.1 billion, or 2%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $24.5 billion of the investment grade fixed maturity investments and $0.7 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which we operate generally establish some form of minimum solvency margin requirements for insurance companies. All of our international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities. These solvency margins are also the primary measure by which we evaluate the capital adequacy of our international insurance operations. We manage these solvency margins to a capitalization level consistent with our “AA” ratings target. During the fourth quarter of 2008 and continuing into the first quarter of 2009, market conditions negatively impacted the level of capital in our international life insurance subsidiaries, particularly in Japan. To maintain our solvency ratios at the desired target level, we made capital contributions and capital loans of $366 million to our Japan life insurance subsidiaries during the first quarter of 2009. Maintenance of our solvency ratios at certain levels is also important to our competitive positioning, as in certain jurisdictions, such as Japan, these solvency margins are required to be disclosed to the public and therefore impact the public perception of an insurer’s financial strength.

On March 2, 2009, we announced that Gibraltar Life signed a definitive agreement to serve as reorganization sponsor for Yamato Life, a life insurance company in Japan with general account assets of approximately $2.2 billion that declared bankruptcy in October 2008. The agreement provides for Yamato to be acquired by Gibraltar without purchase price consideration, but that Gibraltar Life will contribute capital, from its general account assets to Yamato in connection with the acquisition. The amount of the capital contribution is expected to be approximately $100 million. This transaction is expected to close in the second or third quarter of 2009.

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.” Cash settlements from these hedging activities result in cash flows to or from Prudential Financial and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. The cash settlements include those for internal hedges related to U.S. dollar denominated investments held on the books of the yen-based entities, as well as for external hedges. A significant yen appreciation over an extended period of time would result in net cash outflows from Prudential Financial in excess of our historical experience. Beginning in the second quarter of 2009, we anticipate reducing or eliminating our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

Asset Management Subsidiaries

Our asset management businesses, which include real estate, public and private fixed income and public equity asset management, as well as commercial mortgage origination and servicing, and retail investment products, such as mutual funds and other retail services, are largely unregulated from the standpoint of dividends and distributions. Our asset management subsidiaries through which we conduct these businesses generally do not have restrictions on the amount of distributions they can make, and the fee based asset management business can provide a relatively stable source of cash flow to Prudential Financial.

The principal sources of liquidity for our fee-based asset management businesses include asset management fees and commercial mortgage servicing fees. The principal uses of liquidity include general and administrative expenses, and distribution of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee based asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

The principal sources of liquidity for our proprietary investments and interim loans are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. The current adverse market conditions have increased the liquidity risks associated with our proprietary investments and interim loans. The markets for certain investments, such as commercial mortgages and real estate, have become less liquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize. In the fourth quarter of 2008, two entities within the Asset Management segment made a request to redeem their entire investment from a proprietary fixed income fund, which aggregate investments were $170 million as of March 31, 2009. The fixed income fund has indicated that it expects to meet redemptions over a period of time with the first redemption payment expected to occur in the second quarter of 2009. Due to market conditions, the amount and timing of the payment of subsequent redemption proceeds cannot be predicted at this time.

In December 2008, we received approval from the New Jersey Department of Banking and Insurance for Prudential Insurance to provide an 18-month $1.5 billion lending facility to our commercial mortgage operation that is collateralized primarily by its interim loan portfolio. In December 2008, the facility was executed and the proceeds were used to repay financing provided by Prudential Financial. As of March 31, 2009, approximately $0.9 billion was outstanding under this arrangement.

In April 2009, our commercial mortgage origination and servicing business received approval to participate in a Fannie Mae alternative delivery program known as ASAP Plus (“As Soon as Pooled” delivery). Our approval limit for outstanding balances on ASAP Plus is presently $350 million. This program allows us to assign a qualified Fannie Mae loan trade commitment to Fannie Mae as early as the next business day after a loan closes, and receive 99% of the loan purchase price from Fannie Mae. The program does not eliminate the need to provide temporary warehouse financing, but does significantly reduce the duration of funding requirements for eligible Fannie Mae originated loans from the normal delivery cycle of two to four weeks down to as little as one to two days.

During the first quarter of 2009, in our proprietary investing business, we received repayments of real estate loans secured by equity commitments from investors and assets of funds managed by us, and we reduced exposure to certain public equity and real estate seed investments. The proceeds of these activities, which totaled $322 million, were used to repay financing provided by Prudential Financial and Prudential Funding.

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

As of March 31, 2009, these separate account portfolios had $10.1 billion of outstanding purchase commitments, of which $3.8 billion are anticipated to become due in 2009 and others may become due upon a failure to maintain required loan-to-value ratios or to satisfy other financial covenants. Of the $10.1 billion of total commitments, $5.1 billion are full recourse to Prudential Insurance, of which $2.1 billion are anticipated to become due in 2009. Of the $10.1 billion of total commitments, $6.9 billion represents commitments that are not reflected on our balance sheet as of March 31, 2009. These separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of $1.07 billion, of which $0.6 billion was outstanding at March 31, 2009. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of March 31, 2009, the separate account portfolios had a combined net asset value of $14.9 billion.

At the time of maturity of a commitment obligation, Prudential Insurance often endeavors to negotiate extensions, refinancings or other solutions with creditors. Management believes that the separate accounts have sufficient resources to ultimately meet their obligations. However, because of the volatility and disruption in the credit and capital markets, the separate accounts may not be able to timely fund all maturing obligations from regular sources such as asset sales, operating cash flow, deposits from clients, debt refinancings or from the above-mentioned portfolio level credit facilities. In cases where the separate account is not able to fund maturing obligations, Prudential Insurance may be called upon or required to provide interim funding solutions.

As of March 31, 2009 and December 31, 2008, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.165 billion and $1.192 billion, respectively, which include $441 million and $462 million of short-term loans to real estate funds, respectively.

Financing Activities

As of March 31, 2009 and December 31, 2008, total short- and long-term debt of the Company on a consolidated basis was $27.3 billion and $30.8 billion, respectively, which includes $14.8 billion and $16.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated:

	March 31, 2009	December 31, 2008
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$734	$1,243
Floating rate convertible senior notes	1,898	2,131
Foreign currency denominated bridge loan facility	—	816
Current portion of long-term debt	53	264
General obligation long-term debt:
Senior debt	7,254	7,255
Junior subordinated debt (hybrid securities)	1,518	1,518
Retail medium-term notes	3,385	3,413

Total general obligations	$14,842	$16,640

The following table presents, as of March 31, 2009, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium-term Notes
	(in millions)
2010	$25	$—	$19
2011	350	—	135
2012	250	—	147
2013	1,100	—	235
2014	1,500	—	140
2015 and thereafter	4,029	1,518	2,709

Total	$7,254	$1,518	$3,385

In March 2009, Prudential Financial filed a shelf registration statement with the SEC, which permits the issuance of public debt, equity and hybrid securities. As a “Well-Known Seasoned Issuer” under SEC rules, Prudential Financial’s shelf registration statement provides for automatic effectiveness upon filing, pay-as-you-go fees and the ability to add securities by filing automatically effective amendments. Also, in accordance with these rules, the shelf registration statement has no stated issuance capacity.

In March 2009, Prudential Financial filed an updated prospectus supplement for its Medium-Term Notes, Series D program under the shelf registration statement. The authorized issuance capacity under the Series D program is $10 billion, and as of March 31, 2009, approximately $5.1 billion remained available under the program. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.35% and 5.50% for the three months ended March 31, 2009 and 2008, respectively, excluding the effect of debt issued to consolidated subsidiaries. Given the disruptions in the credit markets, we have been unable to issue debt at an affordable cost recently and it is uncertain at this time whether we can currently issue debt under our Medium-Term Notes program at all, or at a cost that would not be prohibitive.

In March 2009, Prudential Financial filed an updated prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program. The authorized issuance capacity under the retail medium-term notes program is $5 billion, and as of March 31, 2009, approximately $2.4 billion remained available under the program. This retail medium-term notes program has served as a funding source for a product of our Retirement segment for which we earn investment spread that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior unsecured obligations of Prudential Financial and are primarily purchased by retail investors. However, beginning in the first quarter of 2009, some of the proceeds from prior sales of retail medium-term notes are being used for general corporate purposes and funding agreements issued to the FHLBNY are being used as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in more detail in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.45% and 5.95% for the three months ended March 31, 2009 and 2008, respectively, excluding the effect of debt issued to consolidated subsidiaries. Our retail medium-term notes program has also been negatively impacted by the disruptions in the credit markets. The decline in demand for risk-bearing investments among retail investors, and the related increase in funding costs, has resulted in a halt in new debt issuances under this program. As the market dislocations abate and investor demand improves, we may resume issuances under the program.

In February 2009, Prudential Financial repaid at maturity ¥74 billion borrowed under unsecured bridge loan facilities provided by two institutions using internal sources of cash. The net proceeds had been used to repay maturing debt that was issued concurrently with our acquisition of Gibraltar Life in April 2001, which served to fund capital requirements of Gibraltar Life. This requirement is now funded through a combination of borrowings from the FHLBNY, long-term debt of Prudential Funding, and internal sources of cash.

In June 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors. Also in June 2008, Prudential Financial issued $800 million of junior subordinated notes to retail investors with a fixed interest rate of 9.0% paid quarterly and issued an additional $120 million of the retail junior subordinated notes in July 2008, following the underwriters’ exercise of their over-allotment option. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information concerning these junior subordinated notes.

In December 2007, Prudential Financial issued in a private placement $3 billion of floating rate convertible senior notes. These notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is a floating rate equal to 3-month LIBOR minus 1.63%, with a minimum interest rate of 0%, to be reset quarterly. These notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date is June 15, 2009. Prior to such date, we may, from time to time, depending on economic considerations choose to repurchase portions of the outstanding notes from certain qualified institutional buyers. During the fourth quarter of 2008 and the first quarter of 2009, we repurchased, in individually negotiated transactions, $853 million and $245 million, respectively, of these notes which were offered to the Company by certain holders. As of March 31, 2009, $1.894 billion of these notes remain outstanding. At March 31, 2009, the entire remaining proceeds were held in cash and short-term investments. In the event the investors elect to put the notes to us on June 15, 2009, we intend to defease our obligation with the existing cash and short-term investments. In addition, as of March 31, 2009, $4 million of floating rate convertible senior notes that were issued by Prudential Financial in a private placement in December 2006 remain outstanding. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 12, 2009. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information concerning convertible senior notes.

Prudential Financial also maintains a Euro medium term notes program under which it is authorized to issue up to $1.5 billion of notes. As of March 31, 2009, there was no debt outstanding under this program.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of March 31, 2009, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	March 31, 2009	December 31, 2008
	(in millions)
Borrowings:
General obligation short-term debt(1)	$6,561	$10,197

General obligation long-term debt:
Senior debt	11,017	11,054
Junior subordinated debt (hybrid securities)	1,518	1,518
Surplus notes(2)	3,641	3,644
Other(1)	2,000	2,000

Total general obligation long-term debt	18,176	18,216

Total general obligations	24,737	28,413

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	90	338
Limited and non-recourse long-term debt(3)	2,486	2,074

Total limited and non-recourse borrowing	2,576	2,412

Total borrowings(4)	27,313	30,825

Total asset-based financing	11,467	12,551

Total borrowings and asset-based financings	$38,780	$43,376

(1)	As of both March 31, 2009 and December 31, 2008, $1 billion and $2 billion of short-term and long-term debt, respectively, represent collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	As of both March 31, 2009 and December 31, 2008, includes $3.200 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $441 million and $444 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of both March 31, 2009 and December 31, 2008, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business. In addition, long-term debt as of March 31, 2009 reflects $736 million of secured financing related to TALF, which is discussed in more detail below.
(4)	Does not include $6.5 billion and $7.1 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of March 31, 2009 and December 31, 2008, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of March 31, 2009. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see”—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations decreased by $3.7 billion from December 31, 2008 to March 31, 2009, almost entirely due to a reduction in short-term debt. The primary drivers of the reduction in short-term debt were the reduction in outstanding Prudential Financial and Prudential Funding commercial paper, as further described in “—Alternative Sources of Liquidity,” the repayment of ¥74 billion borrowed under unsecured bridge loan facilities described earlier, the repurchase of a portion of our convertible senior notes and maturities of our medium-term notes.

During the first quarter of 2009, we purchased asset-backed securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility, or TALF. TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans. TALF financing is non-recourse to the borrower, is collateralized by the purchased asset-backed securities and provides financing for the purchase price of the asset-backed securities, less a ‘haircut’ that varies based on the type of collateral. Borrowers under the program can deliver the collateralized asset-backed securities to a special purpose vehicle created by Federal Reserve in full defeasance of the loan.

As of March 31, 2009, we had $786 million of asset-backed securities purchased under TALF that are reflected within “Other trading account assets,” and had $736 million of secured financing from the Federal Reserve related to the purchase of these securities that is reflected within “Long-term debt.” We are carrying the securities at fair value as SFAS No. 115 trading assets and the loan at fair value under the fair value option afforded by SFAS No. 159.

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

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes through 2016, if certain conditions are met, (commonly referred to as XXX notes) for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience and interest rates. As of March 31, 2009, there have been no payments made under the derivative instrument. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Total outstanding notes under this facility was $2.700 billion as of both March 31, 2009 and December 31, 2008. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes (commonly referred to as AXXX notes) to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that will require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of March 31, 2009, when estimates of Prudential Financial’s 10-year credit default swap spreads were approximately 860 basis points, we had posted $145 million of collateral under this agreement. We estimate that the collateral posting requirements could be up to $400 million at an effective 10-year credit default swap spread of 2,000 basis points, based on indications of forward LIBOR rates as of March 31, 2009.

As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2009 to finance statutory reserves required under Regulation XXX and Guideline AXXX. Several strategies are currently under review to reduce the strain of increased AXXX and XXX statutory reserves associated with our term and universal life products. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, entering into reinsurance transactions or executing other capital market strategies; however, our ability to successfully execute these strategies may depend on market conditions. Further, we have $300 million currently available under our XXX notes facility described above. Absent any successful mitigation efforts and assuming full usage of the XXX notes facility, we currently believe that our financing need for 2009 could be up to $200 million for XXX and AXXX combined, but this amount may fluctuate due to changes in market conditions or product sales. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could have an adverse effect on our overall liquidity and capital and could require us to increase prices and/or reduce our sales of term or universal life products.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of March 31, 2009 and December 31, 2008 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	March 31, 2009	December 31, 2008
	(in millions)
General obligations:
Capital debt	$7,977	$7,535
Investment related	12,975	16,480
Securities business related	3,064	3,356
Specified other businesses	721	1,042

Total general obligations	24,737	28,413
Limited and non-recourse debt	2,576	2,412

Total borrowings	$27,313	$30,825

Short-term debt	$6,651	$10,535
Long-term debt	20,662	20,290

Total borrowings	$27,313	$30,825

Borrowings of Financial Services Businesses	$25,563	$28,632
Borrowings of Closed Block Business	1,750	2,193

Total borrowings	$27,313	$30,825

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. The notes have fixed or floating interest rates and original maturities ranging from two to seven years. As of March 31, 2009 and December 31, 2008, the outstanding aggregate principal amount of such notes totaled approximately $6.5 billion and $7.1 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is due to maturities during the first quarter of 2009. Given the disruptions in the credit markets, we have been unable to issue new notes during the first quarter of 2009. The aggregate maturities of these notes over the next 12 months are approximately $1.7 billion. We intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, new liability origination and internal sources of funds.

Lines of Credit and Other Credit Facilities

As of March 31, 2009, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.34 billion. These facilities are available to each of the borrowers, up to the aggregate committed credit, to be used for general corporate purposes. This amount includes a $1.94 billion 5-year credit facility that expires in May 2012, which includes 20 financial institutions, and a $2.4 billion credit facility, of which $200 million expires in December 2011 and $2.2 billion expires in December 2012, which includes 18 financial institutions. The available credit and number of lenders reflects the removal in January 2009 of Lehman Commercial Paper Inc. and Lehman Brothers Bank FSB as participants in these facilities. Lehman Commercial Paper Inc., which filed for bankruptcy in October 2008, had been a participant in the amount of $60 million and Lehman Brothers Bank FSB had been a participant in the amount of $100 million. We maintain these facilities primarily as back up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under either facility as of March 31, 2009. Any borrowings made under these outstanding facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in each facility agreement. Within each facility, no single financial institution has more than 15% of the total committed credit.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our ability to borrow under these facilities is not contingent on our credit ratings or subject to material adverse change clauses. As of March 31, 2009, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, exceeded the minimum amounts required to borrow under these facilities. We also use uncommitted lines of credit from financial institutions.

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

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Prudential Financial and certain of its subsidiaries as of the date of this filing.

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America	A+	AA-	A2	A+
PRUCO Life Insurance Company	A+	AA-	A2	A+
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A2	A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	A2	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F2
Long-term senior debt(5)	a-	A	Baa2	BBB
Junior subordinated long-term debt	bbb	BBB+	Baa3	BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	Baa1	A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1
Long-term senior debt	a+	AA-	A3	A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A2	A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, claims-paying ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, claims-paying ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category.
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

Our claims-paying ratings are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade in the credit or financial strength (i.e., claims-paying) ratings of Prudential Financial or its rated subsidiaries could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors or trading counterparties thereby potentially negatively effecting our profitability, liquidity and/or capital.

Additional collateral requirements or other required payments under certain agreements, including derivative agreements, are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of March 31, 2009 would result in estimated additional collateral posting requirements or payments under such agreements of approximately $200 million. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately

$1.5 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $180 million, or collateral posting in the form of cash or securities to be held in a trust. Similarly, if the financial strength rating of Prudential Insurance falls below “A-” from S&P or “A3” from Moody’s, Prudential Insurance is required under another agreement to deposit approximately $500 million of assets in the form of cash or securities into a trust for the purpose of securing insurance liabilities related to the disposition of our property and casualty operations in 2003. In each case, we believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

Provided below is a discussion of the significant changes in our ratings or rating outlooks that occurred from the beginning of 2009 through the date of this filing.

On February 10, 2009, Moody’s placed the long-term ratings of Prudential Financial and our life insurance subsidiaries on review for possible downgrade. The short-term ratings of Prudential Financial and Prudential Funding were affirmed with a stable outlook.

On March 18, 2009, Moody’s lowered the long-term senior debt rating of Prudential Financial to “Baa2” from “A3” and lowered the financial strength ratings of our life insurance subsidiaries to “A2” from “Aa3.” The outlook on these ratings remains negative. Moody’s also placed the short-term rating of Prudential Funding on review for possible downgrade.

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

A number of guarantees provided by us relate to real estate investments held in our separate accounts, in which the separate account has borrowed funds, and we have guaranteed their obligation to their lender. We provide these guarantees to assist the separate account in obtaining financing for the transaction. Our maximum potential exposure under these guarantees was $1.833 billion as of March 31, 2009, of which all but $346 million is limited to the assets of the separate account for which exposure primarily relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fifteen years. At March 31, 2009, no amounts were accrued as a result our assessment that it is unlikely payments will be required. Any payments that may become required of us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide us with rights to obtain the underlying collateral.

We have also provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by us and an unconsolidated real estate fund we manage. The principal provisions in the guarantee require that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require us and our co-owner to jointly and severally paydown the loan balance to the 60% level. The current loan-to-value ratio, based on a December 2008 appraisal, is 59.6%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to fund development cost overruns. Our exposure under the guarantee was $162 million as of March 31, 2009, which assumes the co-owner honors its joint guarantee.

We write credit derivatives under which we are obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. Our maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $1.205 billion at March 31, 2009. These credit derivatives generally have maturities of five years or less. See Note 13 to our Unaudited Interim Consolidated Financial Statements for additional information concerning credit derivatives.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. As of March 31, 2009, such contracts in force carried a total guaranteed value of $5.790 billion. These guarantees are supported by collateral that is not reflected on our balance sheet. This collateral had a fair value of $5.693 billion as of March 31, 2009.

We arrange for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. As of March 31, 2009, such enhancement arrangements total $215 million, with remaining contractual maturities of up to 15 years. Our obligation to reimburse required payments is secured by mortgages on the related real estate, which properties are valued at $269 million as of March 31, 2009. We receive certain ongoing fees for providing these enhancement arrangements and anticipate the extinguishment of our obligation under these enhancements prior to maturity through the aggregation and transfer of our positions to a substitute enhancement provider. As of March 31, 2009, we have accrued liabilities of $1 million representing unearned fees on these arrangements.

As part of the commercial mortgage activities of our Asset Management segment, we provide commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. We have agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages we service through a delegated authority arrangement. Under these arrangements, we originate multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans we service. Our percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. We service $6.857 billion of mortgages subject to these loss-sharing arrangements as of March 31, 2009, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2009, these mortgages had an average debt service coverage ratio of 1.81 times and an average loan-to-value ratio of 61%. The maximum exposure to loss as of March 31, 2009, assuming no recovery on any of the underlying collateral, is $932 million, with first-loss exposure of $297 million. Over the three years ended December 31, 2008, our total share of losses related to indemnifications that were settled was $8 million, with no additional settlements in the first quarter of 2009. As of March 31, 2009, we have established a liability of $17 million related to these indemnifications.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. As of March 31, 2009, maximum potential future consideration pursuant to such arrangements, to be resolved over the following five years, is $130 million. Any such payments would result in increases in intangible assets, including goodwill.

We are also subject to other financial guarantees and indemnity arrangements. We have provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by us. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. As of March 31, 2009, we have accrued liabilities of $5 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Other Contingent Commitments

In connection with our commercial mortgage operations, we originate commercial mortgage loans. As of March 31, 2009, we had outstanding commercial mortgage loan commitments with borrowers of $2.699 billion. In certain of these transactions, we prearrange that we will sell the loan to an investor, including to governmental sponsored entities as discussed above, after we fund the loan. As of March 31, 2009, $1.483 billion of our commitments to originate commercial mortgage loans are subject to such arrangements.

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. These other commitments amounted to $9.376 billion as of March 31, 2009. Reflected in these other commitments are $9.291 billion of commitments to purchase or fund investments, including $6.850 billion that we anticipate will ultimately be funded from our separate accounts. Of these separate account commitments, $2.737 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due. For further discussion of these separate account commitments, see “—Liquidity and Capital Resources of Subsidiaries—Asset Management Subsidiaries.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2008, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2008, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of how the current difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2009, a purported class action, Bauer v. Prudential Financial, Inc., et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with subprime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and recessionary damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer.

In March 2009, a second amended complaint was filed in Bouder v. Prudential Financial Inc., a purported nationwide class action involving the Company’s failure to pay overtime, that is consolidated with Wang v. Prudential Financial Inc. The amended complaint dropped the breach of contract claims. The Company has moved to dismiss certain of the state claims in the consolidated complaint.

In March 2009, the Company moved to dismiss the complaint in Garcia v. Prudential Insurance Company of America, a purported nationwide class action alleging claims related to retained asset accounts.

In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of the previously disclosed investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. The Company acquired ASISI from Skandia in May 2003. Subsequent to the acquisition, the Company implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty. These amounts will be paid into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. In the settlements, ASISI has agreed to retain, at its ongoing cost and expense, the services of an Independent Distribution consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI has undertaken that by the end of 2009 it will undergo a compliance review by an independent third party, who shall issue a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of

Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which the Company acquired ASISI from Skandia, the Company was indemnified for the costs of the settlements.

In April 2009, the Company’s Board of Directors (the “Board”) received a letter demanding that the Board take action to recover allegedly improperly paid compensation to certain current and former employees and executive officers of the Company since at least 2005. The demand is made by a Prudential Financial stockholder, Service Employees International Union Pension Plans Master Trust (“SEIU”), and is one of many that SEIU has sent to large corporations. SEIU claims that the Company must bring an action, under theories of unjust enrichment and corporate waste, to recoup incentive compensation that was based on allegedly flawed economic metrics. SEIU also seeks rescission of exercised stock options because the options were based on mistaken facts concerning the fair value of the Company’s stock. The letter states that between 2005 and 2008 the Company paid cash and equity compensation of approximately $165 million to its senior executives and authorized senior executives to exercise stock options worth approximately $66 million. The letter also demands that the Board enjoin any further approved, but unpaid, compensation payments, overhaul the Company’s compensation structure, and allow stockholders an advisory vote on the Compensation Committee’s report in the Company’s annual proxy statement. SEIU reserves the right to bring a derivative action should the Board decline to act. The Board has taken the letter under advisement.

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

The foregoing discussion is limited to recent material developments concerning our legal and regulatory proceedings. See Note 14 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters, including those referred to above.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Some of our businesses and our results of operations have been materially adversely affected by the adverse conditions in the global financial markets and economic conditions generally. Our businesses, results of operations and financial condition may be further adversely affected, possibly materially, if these conditions persist or deteriorate.

Our results of operations have been materially adversely affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007, has continued and substantially increased since then. The volatility and disruption in the global financial markets have reached unprecedented levels in the post World War II period. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S. including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

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

Markets in the United States and elsewhere have experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. A continuation or deterioration in these conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries. We may seek additional debt or equity capital but be unable to obtain such.

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

Disruptions, uncertainty or volatility in the financial markets have limited and may be expected to continue to limit our access to capital required to operate our business, most significantly our insurance operations. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or raise new capital required by our subsidiaries as a result of volatility in the markets. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Given the disruptions in the credit and capital markets, it is uncertain at this time whether we can issue long-term debt at all, or at least at a cost that is not prohibitive, including under our medium term note program. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Our ability to borrow under our commercial paper programs is also dependent upon market conditions. Future deterioration of our capital position at a time when we are unable to access the long-term debt or commercial paper markets could have a material adverse effect on our liquidity. Our internal sources of liquidity may prove to be insufficient.

We may seek additional debt or equity financing to satisfy our needs. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. We may not be able to successfully obtain additional financing on favorable terms, or at all. Equity offerings would dilute the ownership interest of existing shareholders.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We have managed Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings to our insurance subsidiaries in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. Subsequent to September 30, 2008, market conditions negatively impacted the level of capital in our domestic life insurance subsidiaries and caused us to take capital management actions to maintain capital consistent with these ratings objectives, which included redeployment of financial resources from internal sources, including the contribution of the subsidiary that holds our minority interest in the Wachovia Securities retail brokerage joint venture to Prudential Insurance. The RBC ratio is an annual calculation; however, based upon March 31, 2009 amounts, the RBC for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The level of statutory capital of our domestic life insurance subsidiaries is affected by the statutory accounting rules for loan-backed and structured securities. Mandatory adoption of changes to these rules was recently deferred until periods ending on or after September 30, 2009. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

A continuation or worsening of the disruptions in the capital markets could adversely affect Prudential Financial and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) access external sources of capital, including the debt or equity markets, as noted above; (2) further access our alternative sources of liquidity; (3) reduce or eliminate future shareholder dividends on our Common Stock; (4) utilize further proceeds from our retail medium term notes for general corporate purposes by accelerating repayments under additional funding agreements from Prudential Insurance; (5) undertake additional capital management activities, including recapture of liabilities previously ceded to our off-shore captive reinsurance subsidiary and/or reinsurance transactions; (6) transfer ownership of certain subsidiaries of Prudential Financial to Prudential Insurance; (7) take additional actions related to derivatives; (8) limit or curtail sales of certain products and/or restructure existing products; (9) effectuate the repayment of affiliate surplus notes; (10) undertake further asset sales; and (11) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control.

We maintain committed unsecured revolving credit facilities that, as of March 31, 2009, totaled $4.34 billion. We rely on these credit facilities as a potential source of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited such as in the current market environment. Our ability to borrow under these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities, such as Prudential Insurance’s maintenance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our failure to satisfy these and other requirements contained in the credit facilities would restrict our access to the facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

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

Governmental actions in response to the current financial crisis may not be effective. Participation by us in certain of these governmental programs could result in limitations or restrictions on our businesses or otherwise restrict our flexibility.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for certain types of asset-backed securities.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Program, or PPIP, to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

In the first quarter of 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced details regarding the PPIP. The PPIP has two separate parts to address the problem of “legacy assets” —real estate loans held directly on the books of banks (“legacy loans”) and securities backed by loan portfolios (“legacy securities”). Under the Legacy Loans Program portion of the PPIP, the U.S. Treasury will invest alongside private investors in individual investment funds referred to as Public-Private Investment Funds, which will purchase eligible asset pools from depository institutions on a discrete basis. The FDIC will provide a guarantee for the debt financing issued by the Public-Private Investment Funds to fund the asset purchases. Under the Legacy Securities Program, the Federal Reserve will (i) expand TALF to cover additional eligible assets, including certain non-agency residential mortgage backed securities that were originally rated AAA and outstanding commercial mortgage backed securities and asset backed securities that are rated AAA and (ii) the U.S. Treasury will also co-invest with, and provide leverage to, up to five approved assets managers to support the market for legacy securities originated prior to 2009 with a rating of AAA at the time of origination.

We have applied to participate in the Capital Purchase Program, although no determination with respect to our participation has been made. There is no assurance that we will participate in the Capital Purchase Program. If we do participate, we will become subject to additional requirements and restrictions on our business. Issuing preferred shares and warrants to the U.S. Treasury pursuant to this program could dilute the ownership interests of shareholders and could affect our ability to raise capital through other means. We would also become subject to restrictions on the compensation we can offer or pay to certain executive employees, including incentives or performance-based compensation, and on the tax deductibility of certain compensation. These and other applicable restrictions, as well as possible negative market perceptions of our financial strength and capital position arising from our participation, could harm our competitive position, including but not limited to our ability to market products to customers and recruit and retain key employees, and could restrict our flexibility to respond to changing market conditions.

In the first quarter of 2009, we participated in TALF as an eligible borrower. As of March 31, 2009, we had $786 million of asset-backed securities purchased under TALF that are reflected within “Other trading account assets” and received secured financing from the Federal Reserve of $736 million related to the purchase of these securities that is reflected within “long-term debt.” We are evaluating participation as an asset manager in the PPIP Legacy Securities Program. We also continue to evaluate participation in other government sponsored programs for which we may be eligible.

The U.S. federal government has taken or is considering taking other actions to address the financial crisis, including mortgage and credit card program modification proposals, that could further impact our business and investments, particularly our mortgage and consumer debt related investments, which are significant. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

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

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior including but not limited to increasing claims in certain product lines.

•

Sales of our investment-based and asset management products and services may decline and lapses and surrenders of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance; and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

Market conditions determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage foreign exchange, product, and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and higher losses.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

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

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, there are practical and capital market limitations on our ability to accomplish this, especially in some of our Asian operations, and our estimate of the liability cash flow profile may be inaccurate. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and may choose based on factors, including economic considerations, not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

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

For certain of our products, market performance and interest rates impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold in relation to our Individual Annuities business. Capacity for reserve funding structures available in the marketplace is currently limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

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

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or valuation of business acquired, or VOBA, or recognize impairment in the value of our goodwill or certain investments, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

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

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. In the fourth quarter of 2008, the significant equity, real estate and other market declines resulted in declines in the fair value, or increases in the level of equity required to support, certain of our businesses. For example, as a result, in the fourth quarter of 2008 we recognized an impairment of goodwill of $337 million of which $97 million related to our Individual Annuities business, $123 million related to our International Investments business, and $117 million related to our Real Estate and Relocation business, which amounts reflected the entire balance of goodwill associated with these businesses. As of December 31, 2008, we had a remaining goodwill balance of $702 million, including $444 million related to our Retirement business and $241 million related to our Asset Management business. Further market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in additional goodwill impairments, resulting in a charge to income.

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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

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

The decision on whether to record an other-than-temporary impairment or write-down is determined in part by management’s assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security. Management’s conclusions on such assessments are highly judgmental and include assumptions and projections of future cash flows which may ultimately prove to be incorrect as assumptions, facts and circumstances change.

For a discussion of certain fixed maturity securities where the estimated fair value has declined and remained below amortized cost by more than 20%, see “Management’s Discussion and Analysis of Financial Condition—Realized Investment Gains and Losses and General Account Investments – Unrealized Losses from Fixed Maturity Securities.”

We have experienced and may experience additional downgrades in our claims-paying or credit ratings. A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties and restrict our access to alternative sources of liquidity.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including Prudential Insurance and our other insurance company subsidiaries. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and Prudential Financial’s credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements under certain agreements, allow counterparties to terminate derivative agreements, and/or hurt our relationships with creditors or trading counterparties. In addition, actions we might take to access third party financing or to realign our capital structure may in turn cause rating agencies to reevaluate our ratings.

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

In late September and early October 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

On November 21, 2008, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “A3” and affirmed the financial strength ratings of our life insurance subsidiaries at “Aa3.” Moody’s also revised its outlook on our ratings to negative from stable. On February 10, 2009 Moody’s placed the long-term ratings of Prudential Financial and our life insurance subsidiaries on review for possible downgrade. The short-term ratings of Prudential Financial and Prudential Funding were affirmed with a stable outlook. On March 18, 2009, Moody’s lowered the long-term senior debt rating of Prudential Financial to “Baa2” from “A3” and lowered the financial strength ratings of our life insurance subsidiaries to “A2” from “Aa3.” The outlook on these ratings remains negative. Moody’s also placed the short-term rating of Prudential Funding on review for possible downgrade.

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

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval to participate in the Federal Reserve’s Commercial Paper Funding Facility, or CPFF, during the fourth quarter of 2008. Commercial paper issuers must maintain ratings of at least A-1/P-1/F1 by two rating agencies in order to be eligible for CPFF. On February 19, 2009, Prudential Financial’s commercial paper rating was downgraded by Fitch from F1 to F2 and, consequently, as of that date, Prudential Financial was no longer eligible to issue commercial paper under the CPFF. As of March 31, 2009, Prudential Financial had $374 million of commercial paper outstanding under the CPFF. As of the date of this filing, Prudential Funding’s commercial paper is rated A-1+/P-1/F1; however, as noted above, on March 18, 2009, Moody’s placed Prudential Funding’s commercial paper rating on review for possible downgrade and the Fitch rating has a negative outlook. If Prudential Funding fails to maintain the required A-1/P-1/F1 ratings by at least two rating agencies, its program would no longer be eligible for CPFF, and we would lose our access to CPFF completely. As of March 31, 2009, Prudential Funding had $750 million of commercial paper outstanding under the CPFF.

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized advances, collateralized funding agreements and general asset/liability management that can be used for liquidity management and as an alternative source of funding. Due to the rating downgrades experienced during the first quarter of 2009, we are currently only able to initiate new borrowings from the FHLBNY for a term of 90 days or less, which can be refinanced on similar terms. Future deterioration of our capital position at a time when we are unable to access alternative sources of liquidity, such as CPFF or the FHLBNY, could have a material adverse effect on our liquidity.

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at March 31, 2009 would result in estimated collateral posting requirements or payments under such agreements of approximately $200 million. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.5 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $180 million, or collateral posting in the form of cash or securities to be held in a trust. Similarly, if the financial strength rating of Prudential Insurance falls below “A-” from S&P or “A3” from Moody’s, Prudential Insurance is required under another agreement to deposit approximately $500 million of assets in the form of cash or securities into a trust for the purpose of securing insurance liabilities related to the disposition of our property and casualty operations in 2003.

In addition, agreements in connection with capital management activities for our universal life insurance products would require us to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of March 31, 2009, when estimates of Prudential Financial’s 10-year credit default swap spreads were 860 basis points, we posted $145 million of collateral under this agreement. We estimate that the collateral posting requirements could be up to $400 million at an effective

10-year credit default swap spread of 2,000 basis points based on indications of forward LIBOR rates as of March 31, 2009.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on our term or universal life insurance products, thereby potentially resulting in an adverse impact on returns on capital associated with these products, and possibly requiring us to reduce our sales of these products or implement measures that may be disruptive to our business. As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2009 to finance statutory reserves required under Regulation XXX and Guideline AXXX. Several strategies are currently under review to reduce the strain of increased AXXX and XXX statutory reserves associated with our term and universal life products. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, entering into reinsurance transactions or executing other capital market strategies; however, our ability to successfully execute these strategies may depend on market conditions. Further, we have $300 million currently available under our XXX notes facility described above. Absent any successful mitigation efforts and assuming full usage of the XXX notes facility, we currently believe that our financing need for 2009 could be up to $200 million for XXX and AXXX combined, but this amount may fluctuate due to changes in market conditions or product sales. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could have an adverse effect on our overall liquidity and capital and could require us to increase prices and/or reduce our sales of term or universal life products.

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

Issuers and borrowers whose securities or loans we hold, customers, vendors, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us or be unable to perform service functions that are significant to our business due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent months, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

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

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in all of our businesses is intense, including for Prudential Agents, Life Planners and Life Advisors, other face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. The loss of personnel could have an adverse effect on our business and profitability. As noted above, if we were to participate in the U.S. government’s Capital Purchase Program, we would become subject to various restrictions, including restrictions on executive compensation, that could harm our competitive position.

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

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our business.

We have substantial international operations and our international operations face political, legal, operational and other risks that could adversely affect those operations or our profitability.

A substantial portion of our revenues and income from continuing operations is derived from our operations outside the U.S., primarily Japan and Korea. These operations are subject to restrictions on transferring funds out of the countries in which these operations are located. Some of our foreign insurance and investment management operations are, and are likely to continue to be, in emerging markets where this risk as well as risks of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, price controls, currency exchange controls, nationalization or expropriation of assets, are heightened. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training our sales force in that country.

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

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are exposed to foreign currency exchange risks that could reduce U.S. dollar equivalent earnings and equity of these operations as well as negatively impact our general account and other proprietary investment portfolios. We seek to mitigate these risks by employing various hedging strategies including entering into derivative contracts and holding U.S. dollar denominated assets within our Japanese subsidiaries. Currency fluctuations, including the effect of changes in the value of U.S. dollar investments that vary from the amounts ultimately needed to hedge our exposure to changes in the U.S. dollar equivalent of earnings and equity of these operations, may adversely affect our results of operations, cash flows or financial condition. Additionally, U.S. dollar denominated investments held in our Japanese subsidiaries could result, in the event of a material adverse event, such as a significant cataclysmic mortality event, coupled with a dramatic strengthening in the yen, in additional liquidity or capital needs for our International Insurance operations.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Congress from time to time considers pension reform legislation that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) makes significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. These changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain group annuity products we offer in connection with terminating pension plans. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of our products and services that support employment based retirement plans.

Insurance regulators, as well as industry participants, have also begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs. Moreover, insurance regulators recently deferred mandatory adoption of changes to the statutory accounting rules for loan-backed and structured securities. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

In view of recent events involving certain financial institutions, it is likely that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation or broad regulations intended to address systemic risks to the financial system. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations. Significant regulatory changes are under consideration in other jurisdictions as well, as they consider their responses to current financial industry issues.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition or results of operations.

See “Business—Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of the impact of regulations on our businesses.

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

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds may be complemented by Prudential Financial’s access, if available, to the financial markets and bank facilities. As described under “Business—Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this Quarterly Report on Form 10-Q our domestic and foreign insurance and various other subsidiary companies, including Prudential Insurance, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. Finally, our management of Prudential Insurance and other subsidiaries to have capitalization consistent with their ratings objectives itself constrains their payment of dividends. For example, we anticipate that, unless market conditions improve, the dividend capacity of Prudential Insurance will be substantially constrained in 2009 by the capital requirements of our financial strength ratings targets. These restrictions on Prudential Financial’s subsidiaries may limit or prevent such subsidiaries from making dividend payments to Prudential Financial in an amount sufficient to fund Prudential Financial’s cash requirements and shareholder dividends. From time to time, the National Association of Insurance Commissioners, or NAIC, and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

Difficult market conditions also affect our ability to pay shareholder dividends and to engage in share repurchases. Our practice is to declare and pay dividends annually, and the decision whether to declare any

Common Stock dividend with respect to 2009 will be made in the fourth quarter of 2009. We announced on October 9, 2008, that, in light of recent market volatility and extraordinary events and developments affecting financial markets generally, we were suspending purchases of Common Stock under 2008 existing share repurchase program, effective October 10, 2008. We do not anticipate reinstituting a share repurchase program in 2009.

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

•

We cannot pay cash dividends on our Common Stock for any period if we choose not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount on the Class B Stock for that period. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Convertibility” in our 2008 Annual Report on Form 10-K for the definition of these terms. Any net losses of the Closed Block Business, and any dividends or distributions on, or repurchases of the Class B Stock, would reduce the assets of Prudential Financial legally available for dividends on the Common Stock.

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

•

We may exchange the Class B Stock for shares of Common Stock at any time, and the Class B Stock is mandatorily exchangeable in the event of a sale of all or substantially all of the Closed Block Business or a “change of control” of Prudential Financial. Under these circumstances, shares of Class B Stock would be exchanged for shares of Common Stock with an aggregate average market value equal to 120% of the then appraised “Fair Market Value” of the Class B Stock. For a description of “change of control” and “Fair Market Value,” see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Convertibility” in our 2008 Annual Report on Form 10-K. Holders of Class B Stock may at their discretion, beginning in 2016, and at any time in the event of specified regulatory events, convert their shares of Class B Stock into shares of Common Stock with an aggregate average market value equal to 100% of the then appraised Fair Market Value of the Class B Stock. Any exchange or conversion could occur at a time when either or both of the Common Stock and Class B Stock may be considered overvalued or undervalued. Accordingly, any such exchange or conversion may be disadvantageous to holders of Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2009, of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2009 through January 31, 2009	1,548	$30.23	—
February 1, 2009 through February 28, 2009	254,413	$26.23	—
March 1, 2009 through March 31, 2009	120,193	$18.66	—

Total	376,154	$23.82	—	$—

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 6. Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

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

Date: May 8, 2009

Exhibit Index

Exhibit Number and Description

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.