Form 10-Q
period 2009-06-30
PRUDENTIAL FINANCIAL INC
filed 2009-08-07
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 461 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the global financial markets since the second half of 2007; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) economic, political, currency and other risks relating to our international operations; (12) fluctuations in foreign currency exchange rates and foreign securities markets; (13) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (18) changes in statutory or U.S. GAAP accounting principles, practices or policies; (19) changes in assumptions for retirement expense; (20) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (21) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. As noted above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2009 and December 31, 2008 (in millions, except share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2009—$166,075; 2008—$168,691)	$158,913	$158,056
Fixed maturities, held to maturity, at amortized cost (fair value: 2009—$4,938; 2008—$3,832)	4,935	3,808
Trading account assets supporting insurance liabilities, at fair value	14,766	13,875
Other trading account assets, at fair value	3,715	4,336
Equity securities, available for sale, at fair value (cost: 2009—$6,019; 2008—$7,288)	5,917	6,065
Commercial mortgage and other loans (includes $508 measured at fair value at June 30, 2009)	32,694	33,114
Policy loans	9,856	9,703
Securities purchased under agreements to resell	—	480
Other long-term investments	5,716	7,012
Short-term investments	7,137	5,576

Total investments	243,649	242,025
Cash and cash equivalents	13,491	15,028
Accrued investment income	2,231	2,266
Deferred policy acquisition costs	14,474	15,126
Deferred income taxes, net	—	1,106
Other assets	19,605	22,365
Separate account assets	151,266	147,095

TOTAL ASSETS	$444,716	$445,011

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$121,394	$121,951
Policyholders’ account balances	101,277	99,613
Policyholders’ dividends	1,667	1,670
Securities sold under agreements to repurchase	7,168	7,900
Cash collateral for loaned securities	3,662	4,168
Income taxes	777	459
Short-term debt	3,643	10,535
Long-term debt (includes $1,167 measured at fair value at June 30, 2009)	20,981	20,290
Other liabilities	14,206	17,544
Separate account liabilities	151,266	147,095

Total liabilities	426,041	431,225

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 641,761,510 and 604,902,444 shares issued as of June 30, 2009 and December 31, 2008, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively)	—	—
Additional paid-in capital	23,325	22,001
Common Stock held in treasury, at cost (181,278,929 and 183,582,565 shares as of June 30, 2009 and December 31, 2008, respectively)	(11,494)	(11,655)
Accumulated other comprehensive loss	(5,002)	(7,343)
Retained earnings	11,238	10,426

Total Prudential Financial, Inc. equity	18,073	13,435

Noncontrolling interests	602	351

Total equity	18,675	13,786

TOTAL LIABILITIES AND EQUITY	$444,716	$445,011

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2009 and 2008 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Premiums	$4,187	$3,927	$8,221	$7,885
Policy charges and fee income	713	824	1,439	1,649
Net investment income	2,835	3,026	5,690	6,052
Asset management fees and other income	1,446	824	2,245	1,485
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,312)	(661)	(3,167)	(1,200)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	813	—	2,063	—
Other realized investment gains (losses), net	(1,776)	(237)	(1,026)	(610)

Total realized investment gains (losses), net	(2,275)	(898)	(2,130)	(1,810)

Total revenues	6,906	7,703	15,465	15,261

BENEFITS AND EXPENSES
Policyholders’ benefits	3,886	4,011	8,227	8,046
Interest credited to policyholders’ account balances	1,099	745	2,268	1,382
Dividends to policyholders	277	158	276	717
General and administrative expenses	1,652	2,161	4,690	4,426

Total benefits and expenses	6,914	7,075	15,461	14,571

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(8)	628	4	690

Income tax expense (benefit)	(162)	60	(158)	83

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	154	568	162	607
Equity in earnings of operating joint ventures, net of taxes	5	24	(1)	67

INCOME FROM CONTINUING OPERATIONS	159	592	161	674
Income (loss) from discontinued operations, net of taxes	21	(3)	22	(1)

NET INCOME	180	589	183	673
Less: Income attributable to noncontrolling interests	17	8	6	32

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$163	$581	$177	$641

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.21	$1.34	$1.23	$1.50
Income (loss) from discontinued operations, net of taxes	0.04	(0.01)	0.05	—

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.25	$1.33	$1.28	$1.50

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.20	$1.33	$1.23	$1.49
Income (loss) from discontinued operations, net of taxes	0.05	(0.01)	0.05	—

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.25	$1.32	$1.28	$1.49

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$(193.00)	$0.50	$(189.00)	$(9.50)
Income from discontinued operations, net of taxes	—	—	—	—

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$(193.00)	$0.50	$(189.00)	$(9.50)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Equity

Six Months Ended June 30, 2009 and 2008 (in millions)

	Prudential Financial, Inc. Equity							Noncontrolling Interests	Total Equity
	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total Prudential Financial, Inc. Equity
Balance, December 31, 2008	$6	$—	$22,001	$10,426	$(11,655)	$(7,343)	$13,435	$351	$13,786
Common Stock issued	—	—	1,391	—	—	—	1,391	—	1,391
Contributions from noncontrolling interests	—	—	—	—	—	—	—	278	278
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Stock-based compensation programs	—	—	(67)	(29)	161	—	65	—	65
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	—	—	—	664	—	(664)	—	—	—
Comprehensive income:
Net income	—	—	—	177	—	—	177	6	183
Other comprehensive income (loss), net of tax	—	—	—	—	—	3,005	3,005	(25)	2,980

Total comprehensive income (loss)	—	—	—	—	—	—	3,182	(19)	3,163

Balance, June 30, 2009	$6	$—	$23,325	$11,238	$(11,494)	$(5,002)	$18,073	$602	$18,675

	Prudential Financial, Inc. Equity							Noncontrolling Interests	Total Equity
	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total Prudential Financial, Inc. Equity
Balance, December 31, 2007	$6	$—	$20,945	$11,809	$(9,693)	$447	$23,514	$409	$23,923
Common Stock acquired	—	—	—	—	(1,750)	—	(1,750)	—	(1,750)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(152)	(152)
Stock-based compensation programs	—	—	—	(13)	128	—	115	—	115
Impact of Company’s investment in Wachovia Securities due to addition of AG Edwards business, net of tax	—	—	977	—	—	—	977	—	977
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	3	—	—	3	—	3
Comprehensive income:
Net income	—	—	—	641	—	—	641	32	673
Other comprehensive loss, net of tax	—	—	—	—	—	(1,892)	(1,892)	(1)	(1,893)

Total comprehensive income (loss)	—	—	—	—	—	—	(1,251)	31	(1,220)

Balance, June 30, 2008	$6	$—	$21,922	$12,440	$(11,315)	$(1,445)	$21,608	$293	$21,901

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008 (in millions)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$183	$673
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	2,130	1,810
Policy charges and fee income	(786)	(537)
Interest credited to policyholders’ account balances	2,268	1,382
Depreciation and amortization	192	208
(Gains) losses on trading account assets supporting insurance liabilities, net	(840)	375
Change in:
Deferred policy acquisition costs	(133)	(513)
Future policy benefits and other insurance liabilities	(1,033)	1,751
Other trading account assets	1,977	302
Income taxes	(152)	(465)
Other, net	(47)	(1,364)

Cash flows from operating activities	3,759	3,622

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	25,410	46,923
Fixed maturities, held to maturity	168	111
Trading account assets supporting insurance liabilities and other trading account assets	14,969	11,952
Equity securities, available for sale	840	1,899
Commercial mortgage and other loans	1,628	1,162
Policy loans	844	716
Other long-term investments	672	525
Short-term investments	12,887	16,159
Payments for the purchase/origination of:
Fixed maturities, available for sale	(22,270)	(45,610)
Fixed maturities, held to maturity	(952)	(24)
Trading account assets supporting insurance liabilities and other trading account assets	(16,243)	(13,148)
Equity securities, available for sale	(326)	(2,151)
Commercial mortgage and other loans	(1,609)	(3,404)
Policy loans	(785)	(737)
Other long-term investments	(905)	(1,477)
Short-term investments	(14,295)	(17,807)
Other, net	158	(84)

Cash flows from (used in) investing activities	191	(4,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	15,513	16,995
Policyholders’ account withdrawals	(15,273)	(11,013)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(974)	(4,838)
Proceeds from the issuance of Common Stock	1,391	—
Cash dividends paid on Common Stock	(37)	(83)
Net change in financing arrangements (maturities 90 days or less)	(3,386)	(1,244)
Common Stock acquired	—	(1,717)
Common Stock reissued for exercise of stock options	22	56
Proceeds from the issuance of debt (maturities longer than 90 days)	2,868	5,788
Repayments of debt (maturities longer than 90 days)	(5,494)	(3,444)
Excess tax benefits from share-based payment arrangements	—	15
Other, net	(64)	(276)

Cash flows from (used in) financing activities	(5,434)	239

Effect of foreign exchange rate changes on cash balances	(53)	17
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,537)	(1,117)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,028	11,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,491	$9,943

NON-CASH TRANSACTIONS DURING THE PERIOD
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$—	$977
Treasury Stock shares issued for stock-based compensation programs	$97	$87

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner, and variable interest entities in which the Company is considered the primary beneficiary. The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through August 7, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; measurement of goodwill and any related impairment; valuation of business acquired and its amortization; valuation of investments including derivatives and the recognition of other-than-temporary

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

impairments; future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

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

Investments in Debt and Equity Securities

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 12 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

can significantly impact income recognition and the amount of other-than-temporary impairments recognized in other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption of FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, gains on commercial mortgage loans in connection with securitization transactions, and fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in the Company’s capacity as a broker or dealer.

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security.

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

The Company did not evaluate goodwill for impairment as of June 30, 2009, as no events occurred or circumstances changed that would have more likely than not reduced the fair value of a reporting unit below its carrying amount during the second quarter of 2009. The carrying value of goodwill was $706 million as of June 30, 2009.

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

Derivatives are used in a non-dealer capacity in insurance, investment and international businesses as well as treasury operations to manage the characteristics of the Company’s asset/liability mix, to manage the interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 14, all realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Income Taxes

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 and 2005 tax years is set to expire in June 2010. Tax years 2006 through 2008 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

As discussed above, the completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. As such, the second quarter of 2009 benefited from a reduction to the liability for unrecognized tax benefits and interest of $147 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 tax year, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates. Also as discussed above, the statute of limitations for the 2003 tax year expired on July 31, 2009. As a result, the Company’s income tax provision for the third quarter of 2009 will include a reduction to the liability for unrecognized tax benefits and interest of approximately $165 million related to tax years prior to 2002.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS have indicated that they intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2008 or 2009 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company has agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company intends to file a protective refund claim within six months of the expiration of the respective statutes of limitations to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on the Company’s 2008 or 2009 results.

In January 2007, the IRS began an examination of tax years 2004 through 2006. For tax years 2007, 2008 and 2009, the Company participated in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is 5 years from when the return is filed. During 2009, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ending March 31, 2004 to March 31, 2008. These activities had no material impact on the Company’s 2008 and 2009 results.

Accounting Pronouncements Adopted

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement addresses the accounting for and disclosure of subsequent events not addressed in other applicable GAAP, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Company’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance effective with the interim period ending June 30, 2009. The required disclosures are provided in Note 12.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted this guidance effective January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to Accumulated other comprehensive income (loss) of $664 million. The disclosures required by this FSP are provided in Note 4. See “Investments in Debt and Equity Securities” above for more information.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP amends FASB Statement No. 157, “Fair Value Measurements”, to provide guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities, and (2) identifying transactions that are not orderly. Further, FSP 157-4 requires additional disclosures about fair value measurements in interim and annual periods and supersedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this FSP are provided in Note 12.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, and must be applied retrospectively to all EPS data presented. The Company’s adoption of this guidance effective January 1, 2009 reduced earnings per basic share of Common Stock for both the three and six months ended June 30, 2008 by $0.01 and had no reportable impact on earnings per diluted share of Common Stock for both the three and six months ended June 30, 2008. The Company’s adoption of this guidance effective January 1, 2009 reduced earnings per basic share of Common Stock for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 by $0.01, $0.05, $0.06, $0.06 and $0.02, respectively, and earnings per diluted share of Common Stock by $0.01, $0.01, $0.02, $0.03 and $0.01, respectively.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP, which is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively, addresses the accounting for certain convertible debt instruments including those that have been issued by the Company. It requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity within additional paid-in capital. The liability component of the debt instrument is accreted to par using the effective yield method, with the accretion being reported as a component of interest expense. Bond issuance costs are allocated to the debt and equity components in proportion to the debt proceeds. The Company’s adoption of this guidance effective January 1, 2009 reduced net income for the three months ended June 30, 2008 by $9 million or $0.02 per share of Common Stock, on both a basic and diluted basis and reduced net income for the six months ended June 30, 2008 by $18 million or $0.04 per share of Common Stock, on both a basic and diluted basis. The Company’s adoption of this guidance effective January 1, 2009 reduced net income for the years ended December 31, 2008, 2007, 2006 and 2005 by $44 million, $42 million, $36 million and $5 million, or $0.10, $0.09, $0.07 and $0.01 per share of Common Stock, on both a basic and diluted basis, respectively.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosures are provided in Note 14.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests and prospective adoption for all other requirements. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $293 million at June 30, 2008 and totaled $351 million, $409 million, $329 million, $110 million, and $97 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. In addition, income attributable to the noncontrolling interests, which was previously reported as an expense in “General and administrative expenses” and reflected within Income from Continuing Operations is now reported as a separate amount below Net Income, and totaled $8 million and $32 million for the three and six months ended June 30, 2008, respectively, and totaled $36 million, $67 million, $25 million, $21 million and $13 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB’s Codification was launched on July 1, 2009 as the source of authoritative U.S. GAAP to be applied by

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

nongovernmental entities. The Codification is not intended to change U.S. GAAP but is a new structure which takes accounting pronouncements and organizes them by accounting topic. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will become effective for the Company beginning with the interim reporting period ending September 30, 2009 and will impact the way the Company references U.S. GAAP accounting standards in the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance for variable interest entities. It also makes certain changes to the disclosures required under FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” which the Company adopted effective December 31, 2008. This statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this statement on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This statement changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a qualifying special-purpose entity (QSPE) from Statement No. 140 and removes the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. It also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Disclosure provisions will be applied to transfers that occurred both before and after January 1, 2010. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this statement on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which amends the plan asset disclosures required under FAS 132(R). This FSP requires additional disclosures about the components of plan assets, investment strategies for plan assets, significant concentrations of risk within plan assets, and requires disclosures regarding the measurement of plan assets similar to those required under SFAS No. 157. This FSP is effective for fiscal years ending after December 15, 2009. The Company will provide the required disclosures in the annual reporting period ending December 31, 2009.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Yamato Life

On May 1, 2009, the Company’s Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. As of June 30, 2009, the Statement of Financial Position of Prudential Financial reflects $2.3 billion of assets and $2.3 billion of liabilities related to Yamato. Subsequent to the acquisition, the Company renamed the acquired company Prudential Financial of Japan Life Insurance Company Ltd.

Acquisition of Hyundai Investment and Securities Co., Ltd.

In 2004, the Company acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government, for $301 million in cash, including

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Real estate investments sold or held for sale	$26	$—	$28	$1
Equity sales, trading and research operations	1	(1)	1	(2)
International securities operations	1	(3)	1	(2)
Mexican asset management operations	(1)	—	(1)	1

Income (loss) from discontinued operations before income taxes	27	(4)	29	(2)
Income tax expense (benefit)	6	(1)	7	(1)

Income (loss) from discontinued operations, net of taxes	$21	$(3)	$22	$(1)

Real estate investments sold or held for sale reflects the income from discontinued real estate investments.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $157 million and $93 million, respectively, as of June 30, 2009 and $218 million and $149 million, respectively, as of December 31, 2008. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,260	$483	$180	$6,563	$—
Obligations of U.S. states and their political subdivisions	714	36	2	748	—
Foreign government bonds	34,772	1,135	160	35,747	—
Corporate securities	86,436	2,120	5,707	82,849	(99)
Asset-backed securities(1)	14,516	117	4,125	10,508	(1,748)
Commercial mortgage-backed securities	11,355	44	1,148	10,251	19
Residential mortgage-backed securities(2)	12,022	410	185	12,247	(11)

Total fixed maturities, available for sale	$166,075	$4,345	$11,507	$158,913	$(1,839)

Equity securities, available for sale	$6,019	$557	$659	$5,917

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which, from January 1, 2009, were not included in earnings under FSP FAS 115-2 and FAS 124-2. Amount excludes $113 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,022	$35	$1	$1,056	$—
Corporate securities	835	—	123	712	—
Asset-backed securities(1)	902	9	6	905	—
Commercial mortgage-backed securities	446	64	—	510	—
Residential mortgage-backed securities(2)	1,730	31	6	1,755	—

Total fixed maturities, held to maturity	$4,935	$139	$136	$4,938	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which, from January 1, 2009, were not included in earnings under FSP FAS 115-2 and FAS 124-2.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,236	$1,355	$13	$7,578
Obligations of U.S. states and their political subdivisions	891	32	12	911
Foreign government bonds	32,585	2,266	112	34,739
Corporate securities	87,028	1,630	9,604	79,054
Asset-backed securities	16,057	109	4,174	11,992
Commercial mortgage-backed securities	12,381	5	2,334	10,052
Residential mortgage-backed securities	13,513	450	233	13,730

Total fixed maturities, available for sale	$168,691	$5,847	$16,482	$158,056

Equity securities, available for sale	$7,288	$259	$1,482	$6,065

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,093	$115	$—	$1,208
Corporate securities	867	9	128	748
Asset-backed securities	782	25	1	806
Commercial mortgage-backed securities	11	—	—	11
Residential mortgage-backed securities	1,055	8	4	1,059

Total fixed maturities, held to maturity	$3,808	$157	$133	$3,832

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2009, are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$7,711	$7,702	$10	$10
Due after one year through five years	32,998	32,492	—	—
Due after five years through ten years	32,516	31,169	22	22
Due after ten years	54,957	54,544	1,825	1,736
Asset-backed securities	14,516	10,508	902	905
Commercial mortgage-backed securities	11,355	10,251	446	510
Residential mortgage-backed securities	12,022	12,247	1,730	1,755

Total	$166,075	$158,913	$4,935	$4,938

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Fixed maturities, available for sale:
Proceeds from sales	$8,000	$18,616	$16,643	$36,437
Proceeds from maturities/repayments	4,401	4,314	8,426	10,195
Gross investment gains from sales, prepayments and maturities	266	194	629	491
Gross investment losses from sales and maturities	(259)	(210)	(376)	(394)

Fixed maturities, held to maturity:
Proceeds from maturities/repayments	$106	$62	$168	$111
Gross investment gains from prepayments	—	—	—	—

Fixed maturity and equity security impairments:
Total writedowns for other-than-temporary impairment losses on fixed maturities	$(1,312)	$(661)	$(3,167)	$(1,200)
Portion of loss recognized in other comprehensive income (before taxes)	813	—	2,063	—

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings	$(499)	$(661)	$(1,104)	$(1,200)
Writedowns for other-than-temporary impairment losses on equity securities	$(263)	$(230)	$(756)	$(330)

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the periods indicated.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
Six Months Ended June 30, 2009
(in millions)
Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	658
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(91)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(6)
Credit loss impairment recognized in the current period on securities not previously impaired	558
Additional credit loss impairments recognized in the current period on securities previously impaired	394
Increases due to the passage of time on previously recorded credit losses	16
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(7)

Balance, June 30, 2009	$1,522

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
Three Months Ended June 30, 2009
(in millions)
Balance, March 31, 2009	$1,207
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(90)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(6)
Credit loss impairment recognized in the current period on securities not previously impaired	164
Additional credit loss impairments recognized in the current period on securities previously impaired	239
Increases due to the passage of time on previously recorded credit losses	14
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(6)

Balance, June 30, 2009	$1,522

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$553	$553	$1,232	$1,232

Fixed maturities:
Corporate securities	8,870	8,612	8,814	7,971
Commercial mortgage-backed securities	2,235	2,132	2,335	2,092
Residential mortgage-backed securities	1,399	1,381	708	684
Asset-backed securities	930	692	915	635
Foreign government bonds	474	479	416	420
U.S. government authorities and agencies and obligations of U.S. states	121	114	147	143

Total fixed maturities	14,029	13,410	13,335	11,945
Equity securities	953	803	1,074	698

Total trading account assets supporting insurance liabilities	$15,535	$14,766	$15,641	$13,875

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $752 million and $(80) million during the three months ended June 30, 2009 and 2008, respectively, and $997 million and $(336) million during the six months ended June 30, 2009 and 2008, respectively.

Other Trading Account Assets

The following table sets forth the composition of the Company’s other trading account assets as of the dates indicated:

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$6	$6	$7	$7

Fixed maturities:
Asset-backed securities	1,695	1,622	423	308
Residential mortgage-backed securities	260	118	278	150
Corporate securities	257	244	230	204
Commercial mortgage-backed securities	213	120	217	136
U.S. government authorities and agencies and obligations of U.S. states	56	59	102	106
Foreign government bonds	32	33	32	33

Total fixed maturities	2,513	2,196	1,282	937
Derivative instruments and other	1,196	1,410	2,949	3,250
Equity securities	99	103	144	142

Total other trading account assets	$3,814	$3,715	$4,382	$4,336

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from other trading account assets still held at period end, recorded within “Asset management fees and other income” was $(24) million and $236 million during the three months ended June 30, 2009 and 2008, respectively, and $(53) million and $(105) million during the six months ended June 30, 2009 and 2008, respectively.

Net Investment Income

Net investment income for the three and six months ended June 30, 2009 and 2008 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Fixed maturities, available for sale	$2,024	$2,104	$4,124	$4,219
Fixed maturities, held to maturity	37	22	68	45
Equity securities, available for sale	79	93	156	165
Trading account assets	196	198	393	402
Commercial mortgage and other loans	485	485	968	956
Policy loans	141	136	278	269
Broker-dealer related receivables	5	39	11	83
Short-term investments and cash equivalents	34	120	97	282
Other long-term investments	(52)	53	(158)	131

Gross investment income	2,949	3,250	5,937	6,552
Less: Investment expenses	(114)	(224)	(247)	(500)

Net investment income	$2,835	$3,026	$5,690	$6,052

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2009 and 2008 were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Other-than-temporary impairment losses on fixed maturities	$(1,312)	$(661)	$(3,167)	$(1,200)
Portion of loss recognized in other comprehensive income (before taxes)	813	—	2,063	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(499)	(661)	(1,104)	(1,200)
Fixed maturities – all other	7	(16)	253	97

Fixed maturities, net	(492)	(677)	(851)	(1,103)
Equity securities	(318)	(210)	(819)	(359)
Commercial mortgage and other loans	(209)	(49)	(329)	(78)
Investment real estate	(7)	—	(21)	—
Joint ventures and limited partnerships	(39)	(15)	(53)	(15)
Derivatives	(1,219)	46	(69)	(271)
Other	9	7	12	16

Realized investment gains (losses), net	$(2,275)	$(898)	$(2,130)	$(1,810)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$—	$—	$—	$—	$—	$—
Cumulative impact of the adoption of FSP FAS 115-2 and FAS 124-2	(1,139)	9	1	—	388	(741)
Net investment gains (losses) on investments arising during the period	175	—	—	—	(63)	112
Reclassification adjustment for (gains) losses included in net income	725	—	—	—	(261)	464
Reclassification adjustment for OTTI losses excluded from net income(1)	(1,487)	—	—	—	535	(952)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	234	—	—	(84)	150
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(23)	—	8	(15)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	—	—	—

Balance, June 30, 2009	$(1,726)	$243	$(22)	$—	$523	$(982)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$(11,893)	$1,479	$(384)	$431	$3,632	$(6,735)
Cumulative impact of the adoption of FSP FAS 115-2 and FAS 124-2	(322)	15	4	418	(38)	77
Net investment gains (losses) on investments arising during the period	4,081	—	—	—	(1,320)	2,761
Reclassification adjustment for (gains) losses included in net income	971	—	—	—	(350)	621
Reclassification adjustment for OTTI losses excluded from net income(2)	1,487	—	—	—	(535)	952
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	(880)	—	—	308	(572)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	202	—	(70)	132
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(849)	298	(551)

Balance, June 30, 2009	$(5,676)	$614	$(178)	$—	$1,925	$(3,315)

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2009	December 31, 2008
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,726)	$—
Fixed maturity securities, available for sale—all other	(5,436)	(10,635)
Equity securities, available for sale	(102)	(1,223)
Derivatives designated as cash flow hedges(1)	(273)	(227)
Other investments(2)	135	192

Net unrealized gains (losses) on investments	$(7,402)	$(11,893)

(1)	See Note 14 for more information on cash flow hedges.
(2)	Includes $237 million of net unrealized losses on held to maturity securities that were transferred from available-for-sale.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2009
	Less than twelve months(2)		Twelve months or more(2)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,949	$175	$36	$5	$1,985	$180
Obligations of U.S. states and their political subdivisions	57	2	2	—	59	2
Foreign government bonds	7,317	124	338	37	7,655	161
Corporate securities	16,233	1,374	28,751	4,456	44,984	5,830
Commercial mortgage-backed securities	2,391	263	6,476	885	8,867	1,148
Asset-backed securities	2,982	2,103	5,156	2,028	8,138	4,131
Residential mortgage-backed securities	2,448	52	1,199	139	3,647	191

Total	$33,377	$4,093	$41,958	$7,550	$75,335	$11,643

(1)	Includes $1,583 million of fair value and $136 million of gross unrealized losses at June 30, 2009 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.
(2)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and FAS 124-2.

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$994	$13	$—	$—	$994	$13
Obligations of U.S. states and their political subdivisions	299	11	7	1	306	12
Foreign government bonds	3,580	72	294	40	3,874	112
Corporate securities	36,549	4,508	17,707	5,224	54,256	9,732
Commercial mortgage-backed securities	6,537	1,380	3,407	954	9,944	2,334
Asset-backed securities	4,925	1,791	5,910	2,384	10,835	4,175
Residential mortgage-backed securities	824	109	1,557	128	2,381	237

Total	$53,708	$7,884	$28,882	$8,731	$82,590	$16,615

(1)	Includes $926 million of fair value and $133 million of gross unrealized losses at December 31, 2008 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses at June 30, 2009 and December 31, 2008 are composed of $7,769 million and $12,863 million related to investment grade securities and $3,874 million and $3,752 million related to below investment grade securities, respectively. At June 30, 2009, $6,338 million of the gross unrealized losses represented declines in value of greater than 20%, $1,698 million of which had been in that position for less than six months, as compared to $11,505 million at December 31, 2008 that represented declines in value of greater than 20%, $10,509 million of which had been in that position for less than six months. At June 30, 2009, the $7,550 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, manufacturing and services sectors of the Company’s corporate securities, and commercial mortgage-backed securities. At December 31, 2008, the $8,731 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and utilities sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and cashflows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2009, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following tables show the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$2,234	$502	$580	$157	$2,814	$659

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$3,978	$1,419	$263	$63	$4,241	$1,482

At June 30, 2009, $450 million of the gross unrealized losses represented declines of greater than 20%, $139 million of which had been in that position for less than six months. At December 31, 2008, $1,227 million of the gross unrealized losses represented declines of greater than 20%, $1,086 million of which had been in that position for less than six months. Securities with fair value of $580 million and $263 million and gross unrealized losses of $157 million and $63 million that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2009 and December 31, 2008, respectively, represent perpetual preferred securities, which have characteristics of both debt and equity securities and to which an impairment model similar to the Company’s fixed maturities is applied. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at June 30, 2009 or December 31, 2008.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

5. VARIABLE INTEREST ENTITIES

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

The Company has determined that it is the primary beneficiary of certain VIEs that it sponsors, including one CDO and certain other investment structures, as it absorbs a majority of the expected losses or receives the majority of the expected residual returns. These VIEs are consolidated and reflected in the table below. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is the sponsor are reported. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIE.

	June 30, 2009	December 31, 2008
	(in millions)
Fixed maturities, available for sale	$26	$29
Commercial mortgages and other loans	424	450
Other long-term investments	11	100
Cash and cash equivalents	33	1
Accrued investment income	2	2
Other assets	4	5
Separate account assets	72	91

Total assets of consolidated VIEs	$572	$678

Other liabilities	$413	$424
Separate account liabilities	72	91

Total liabilities of consolidated VIEs	$485	$515

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities for which the Company is the Sponsor

The Company has also determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it will not absorb a majority of the expected losses or receive the majority of the expected residual returns. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $401 million and $674 million at June 30, 2009 and December 31, 2008, respectively. The Company’s maximum exposure to loss decreased from December 31, 2008, reflecting the redemption of a fixed income fund as of June 30, 2009. These investments are reflected in “Fixed maturities, available for sale” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $6,556 million and $5,916 million as of June 30, 2009 and December 31, 2008, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

Consolidated Variable Interest Entities for which the Company is not the Sponsor

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities, but over which the Company does not exercise control and is not the sponsor. Included among these structured investments are structured investments issued by a VIE that manages yen-denominated investments coupled with cross-currency coupon swap agreements thereby creating synthetic dual currency investments. The Company’s position in the capital structure and/or relative size indicates that the Company is the primary beneficiary. The Company has not provided material financial or other support that was not contractually required to these VIEs. The table below reflects the carrying amount and balance sheet caption in which the assets of consolidated VIEs for which the Company is not the sponsor are reported. The liabilities of consolidated VIEs for which the Company is not the sponsor are included in “Other liabilities” and are also reflected in the table below. These liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE. As reflected in the table below, total assets of consolidated VIEs for which the Company is not a sponsor decreased from December 31, 2008 to June 30, 2009, reflecting the deconsolidation of a VIE that manages investments in the European market. The assets held by the VIE were distributed to the Company during March 2009.

	June 30, 2009	December 31, 2008
	(in millions)
Fixed maturities, available for sale	$103	$124
Fixed maturities, held to maturity	951	1,012
Other trading account assets	—	404
Other long-term investments	6	43
Cash and cash equivalents	2	79
Accrued investment income	4	8
Other assets	—	55

Total assets of consolidated VIEs	$1,066	$1,725

Total liabilities of consolidated VIEs	$19	$61

In addition, not reflected in the table above, the Company has created a trust that is a VIE, to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program (“FANIP”). The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The trust is the beneficiary of an indemnity agreement with the Company that provides that the Company is responsible for costs related to the notes issued with limited exception. As a result, the Company has determined that it is the primary beneficiary of the trust, which is therefore consolidated.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $6,678 million and $7,130 million at June 30, 2009 and December 31, 2008, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $8 billion as of both June 30, 2009 and December 31, 2008, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $1,079 million and $1,095 million at June 30, 2009 and December 31, 2008, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of January 1, 2009, the Company recognized an adjusted policyholder dividend obligation of $851 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings, which reflects a cumulative adjustment of $418 million related to the Company’s adoption of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” effective January 1, 2009. See Note 2 for more information on the adoption of FSP FAS 115-2 and FAS 124-2. As of June 30, 2009, actual cumulative earnings fell below the expected cumulative earnings by $622 million, thereby eliminating the cumulative earnings policyholder dividend obligation. Furthermore, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of December 31, 2008 was reduced to zero through “Accumulated other comprehensive income (loss)” and remains at zero as of June 30, 2009. See the table below for changes in the components of the policyholder dividend obligation for the six months ended June 30, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,720	$51,763
Policyholders’ dividends payable	1,039	1,036
Policyholder dividend obligation	—	—
Policyholders’ account balances	5,597	5,622
Other Closed Block liabilities	5,795	5,724

Total Closed Block Liabilities	64,151	64,145

Closed Block Assets
Fixed maturities, available for sale, at fair value	35,984	35,345
Other trading account assets, at fair value	163	120
Equity securities, available for sale, at fair value	2,468	2,354
Commercial mortgage and other loans	8,087	8,129
Policy loans	5,443	5,423
Other long-term investments	1,584	1,676
Short-term investments	1,234	1,340

Total investments	54,963	54,387
Cash and cash equivalents	1,596	1,779
Accrued investment income	612	615
Other Closed Block assets	428	409

Total Closed Block Assets	57,599	57,190

Excess of reported Closed Block Liabilities over Closed Block Assets	6,552	6,955
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	(2,911)	(4,371)
Allocated to policyholder dividend obligation	—	433

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,641	$3,017

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2009
(in millions)
Balance, January 1, 2009	$—
Impact from earnings allocable to policyholder dividend obligation	(851)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	851

Balance, June 30, 2009	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenues
Premiums	$867	$965	$1,640	$1,821
Net investment income	710	800	1,428	1,641
Realized investment gains (losses), net	(820)	(349)	(1,228)	(444)
Other income	37	8	52	27

Total Closed Block revenues	794	1,424	1,892	3,045

Benefits and Expenses
Policyholders’ benefits	992	1,093	1,904	2,065
Interest credited to policyholders’ account balances	35	35	70	70
Dividends to policyholders	253	155	256	657
General and administrative expenses	143	160	288	332

Total Closed Block benefits and expenses	1,423	1,443	2,518	3,124

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(629)	(19)	(626)	(79)

Income tax expense (benefit)	(7)	(9)	(2)	(61)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	(622)	(10)	(624)	(18)
Income from discontinued operations, net of taxes	—	—	—	—

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$(622)	$(10)	$(624)	$(18)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2008	604.9	183.6	421.3	2.0
Common Stock issued(1)	36.9	—	36.9	—
Common Stock acquired	—	—	—	—
Stock-based compensation programs(2)	—	(2.3)	2.3	—

Balance, June 30, 2009	641.8	181.3	460.5	2.0

(1)	In June 2009, the Company issued 36,858,975 shares of Common Stock in a public offering at a price of $39.00 per share for net proceeds of $1.391 billion.
(2)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income	$180	$589	$183	$673
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	188	9	(140)	260
Change in net unrealized investment gains (losses)(1)	3,369	(926)	3,102	(2,164)
Change in pension and postretirement unrecognized net periodic benefit	9	12	18	11

Other comprehensive income (loss)(2)	3,566	(905)	2,980	(1,893)

Comprehensive income (loss)	3,746	(316)	3,163	(1,220)
Comprehensive (income) loss attributable to noncontrolling interests	(32)	(9)	19	(31)

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$3,714	$(325)	$3,182	$(1,251)

(1)	Includes cash flow hedges of $(55) million and $23 million for the three months ended June 30, 2009 and 2008, respectively and $(30) million and $(53) million for the six months ended June 30, 2009 and 2008, respectively.
(2)	Amounts are net of tax expense (benefit) of $1,719 million and $(625) million for the three months ended June 30, 2009 and 2008, respectively and $1,492 million and $(1,156) million for the six months ended June 30, 2009 and 2008, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2009 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income(Loss)
	(in millions)
Balance, December 31, 2008	$375	$(6,735)	$(983)	$(7,343)
Change in component during period	(115)	3,102	18	3,005
Impact of adoption of FSP FAS 115-2 and FAS 124-2(2)	—	(664)	—	(664)

Balance, June 30, 2009	$260	$(4,297)	$(965)	$(5,002)

(1)	Includes cash flow hedges of $(177) million and $(147) million as of June 30, 2009 and December 31, 2008, respectively.
(2)	See Note 2 for additional information on the adoption of FSP FAS 115-2 and FAS 124-2.

8. EARNINGS PER SHARE

The Company has outstanding two separate classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. Accordingly, earnings per share is calculated separately for each of these two classes of common stock.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2009			2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$534			$577
Direct equity adjustment	11			14
Less: Income attributable to noncontrolling interests	17			8
Less: Earnings allocated to participating unvested share-based payment awards	6			4

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$522	432.9	$1.21	$579	431.9	$1.34

Add: Earnings allocated to participating unvested share-based payment awards—Basic	$6			$4
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	6			4

Effect of dilutive securities and compensation programs
Stock options		1.1			3.6
Deferred and long-term compensation programs		0.3			1.0

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$522	434.3	$1.20	$579	436.5	$1.33

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2009			2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$517			$667
Direct equity adjustment	22			26
Less: Income attributable to noncontrolling interests	6			32
Less: Earnings allocated to participating unvested share-based payment awards	6			4

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$527	427.5	$1.23	$657	437.0	$1.50

Add: Earnings allocated to participating unvested share-based payment awards—Basic	$6			$4
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	6			4

Effect of dilutive securities and compensation programs
Stock options		0.6			3.7
Deferred and long-term compensation programs		0.6			0.9

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$527	428.7	$1.23	$657	441.6	$1.49

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2009 and 2008 was based on 5.3 million and 2.6 million of such awards, respectively, weighted for the period they were outstanding. Earnings allocated to participating unvested share-based payment awards for the six months ended June 30, 2009 and 2008 was based on 4.7 million and 2.7 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended June 30, 2009 and 2008, 12.8 million and 7.0 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $67.15 and $79.62 per share, respectively were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the six months ended June 30, 2009 and 2008, 16.0 million and 5.6 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $59.67 and $81.03 per share, respectively were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. As of June 30, 2009, $4 million of senior notes related to the $2.0 billion December 2006 issuance remain outstanding. These will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. As of June 30, 2009, $83 million of senior notes related to the $3.0 billion December 2007 issuance remain outstanding. These senior notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39. See Note 9 for additional information regarding the convertible senior notes.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock was $(193.00) and $0.50 for the three months ended June 30, 2009 and 2008, respectively, and $(189.00) and $(9.50) for the six months ended June 30, 2009 and 2008, respectively.

The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended June 30, 2009 and 2008 amounted to $(386) million and $1 million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $11 million and $14 million for the three months ended June 30, 2009 and 2008, respectively. The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the six months ended June 30, 2009 and 2008 amounted to $(378) million and $(19) million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $22 million and $26 million for the six months ended June 30, 2009 and 2008, respectively. For the three and six months ended June 30, 2009 and 2008, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to 2.0 million. There are no potentially dilutive shares associated with the Class B Stock.

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services (“S&P”), P-2 by Moody’s Investor Service, Inc. (“Moody’s”) and F2 by Fitch Ratings Ltd. (“Fitch”) as of June 30, 2009. Prudential Financial’s outstanding commercial paper borrowings were $505 million and $1,243 million as of June 30, 2009 and December 31, 2008, respectively.

Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, rated A-1+ by S&P, P-1 by Moody’s and F1 by Fitch as of June 30, 2009. Prudential Funding’s outstanding commercial paper and master note borrowings were $1,718 million and $4,354 million as of June 30, 2009 and December 31, 2008, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

As of June 30, 2009 and December 31, 2008, the weighted average maturity of the total commercial paper outstanding was 32 and 29 days, respectively.

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval during the fourth quarter of 2008 to participate in the Commercial Paper Funding Facility (“CPFF”) sponsored by

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the Federal Reserve Bank of New York. Commercial paper programs must maintain ratings of at least A-1/P-1/F1 by at least two rating agencies in order to be eligible for the CPFF. As of June 30, 2009, neither Prudential Financial nor Prudential Funding had any commercial paper outstanding under the CPFF. On February 19, 2009, the commercial paper credit rating of Prudential Financial was downgraded by Fitch from F1 to F2. Consequently, as of that date, Prudential Financial became ineligible to issue commercial paper under the CPFF. Prudential Funding continues to be eligible based on its current credit ratings to sell to the CPFF three-month unsecured U.S. dollar denominated commercial paper up to a maximum of $9.815 billion, less the outstanding amount of any non-CPFF commercial paper at any applicable time. Access to the CPFF for the issuance of new commercial paper is scheduled to terminate on February 1, 2010, unless such date is extended by the Federal Reserve Bank of New York.

Convertible Senior Notes

On December 12, 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. These notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date was June 15, 2009. On June 15, 2009, $1,819 million of these notes were repurchased by Prudential Financial as required by the holders. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 15, 2009. Separately, during the fourth quarter of 2008 and the first quarter of 2009, the Company repurchased, in individually negotiated transactions, $853 million and $245 million, respectively, of these notes which were offered to the Company by certain holders. These notes were repurchased at a discount resulting in a pre-tax gain of $7 million that is recorded within “Asset management fees and other income.” As of June 30, 2009, $83 million of these floating rate convertible senior notes remain outstanding. In addition, as of June 30, 2009, $4 million of floating rate convertible senior notes that were issued by Prudential Financial in a private placement in December 2006 remain outstanding. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 12, 2009.

Medium-term Notes

In June 2009, Prudential Financial issued $250 million of 6.20% medium-term notes due January 2015 and $750 million of 7.375% medium-term notes due June 2019 under its shelf registration statement.

Federal Home Loan Bank of New York

Prudential Insurance has been a member of the Federal Home Loan Bank of New York (“FHLBNY”) since June 2008. Membership allows Prudential Insurance access to collateralized advances, collateralized funding agreements, and other FHLBNY products. Collateralized advances from the FHLBNY are classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. Collateralized funding agreements issued to the FHLBNY are classified in “Policyholders’ account balances.” These funding agreements have priority claim status above debt holders of Prudential Insurance.

Prudential Insurance’s membership in FHLBNY requires the ownership of member stock, and borrowings from FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

outstanding borrowings. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $221 million as of June 30, 2009.

The FHLBNY requires Prudential Insurance to pledge qualifying mortgage-related assets or U.S. Treasury securities as collateral for all borrowings. On May 8, 2009, the New Jersey Department of Banking and Insurance (“NJDOBI”) revised its prior guidance to increase the maximum amount of qualifying assets that Prudential Insurance may pledge as collateral to the FHLBNY from 5% to 7% of its prior year-end statutory net admitted assets exclusive of separate account assets; however, this limitation resets to 5% on December 31, 2010 unless extended by NJDOBI. Based on its statutory net admitted assets as of December 31, 2008, the 7% limitation equates to a maximum amount of pledged assets of $10.5 billion and an estimated maximum borrowing capacity, after taking into account applicable required collateralization levels and required purchases of activity based FHLBNY stock, of approximately $9.0 billion. However, the ability to borrow from the FHLBNY is subject to the availability and maintenance of qualifying assets at Prudential Insurance, and there is no assurance that Prudential Insurance will have sufficient qualifying assets available to it in order to access the increased capacity in full at any particular time. Also, the revised guidance from NJDOBI limits the aggregate amount of assets Prudential Insurance may pledge for all loans, including borrowings from the FHLBNY, to 10% of its prior year-end statutory net admitted assets exclusive of separate account assets; however, this limitation excludes certain activities, such as asset-based financing transactions.

The fair value of the qualifying assets pledged as collateral by Prudential Insurance must be maintained at certain specified levels of the borrowed amount, which can vary, depending on the nature of the assets pledged. As of June 30, 2009, Prudential Insurance had pledged qualifying assets with a fair value of $7,439 million, which is above the minimum level required by the FHLBNY, and had total outstanding borrowings of $3.5 billion. The total borrowings from the FHLBNY as of June 30, 2009, is comprised of collateralized advances, of which $1.0 billion is reflected in “Short-term debt” and $1.0 billion is reflected in “Long-term debt,” as well as $1.5 billion of collateralized funding agreements that are reflected in “Policyholders’ account balances.”

TALF Borrowings

During the first six months of 2009, the Company purchased securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and as of July 2009 for certain high-quality commercial mortgage-backed securities issued before January 1, 2009. TALF financing is non-recourse to the borrower, is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. Borrowers under the program can deliver the collateralized securities to a special purpose vehicle created by the Federal Reserve in full defeasance of the loan.

As of June 30, 2009, the Company has $1,250 million of securities purchased under TALF that are reflected within “Other trading account assets,” and has $1,167 million of secured financing from the Federal Reserve related to the purchase of these securities that is reflected within “Long-term debt.” The Company is carrying the securities at fair value as SFAS No. 115 trading assets and the loan at fair value under the fair value option afforded by SFAS No. 159.

10. EMPLOYEE BENEFIT PLANS

The Company has funded and non-funded contributory and non-contributory defined benefit pension plans, which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service, while benefits for other employees are based on an account balance that takes into consideration age, service and earnings during their career.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Components of net periodic (benefit) cost
Service cost	$41	$38	$3	$3
Interest cost	115	117	29	31
Expected return on plan assets	(182)	(180)	(27)	(40)
Amortization of prior service cost	7	11	(3)	(3)
Amortization of actuarial (gain) loss, net	8	4	11	—
Special termination benefits	—	—	—	—

Net periodic (benefit) cost	$(11)	$(10)	$13	$(9)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Components of net periodic (benefit) cost
Service cost	$82	$77	$6	$6
Interest cost	230	234	58	62
Expected return on plan assets	(364)	(360)	(54)	(80)
Amortization of prior service cost	14	22	(6)	(6)
Amortization of actuarial (gain) loss, net	16	8	22	—
Special termination benefits	—	2	—	—

Net periodic (benefit) cost	$(22)	$(17)	$26	$(18)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net gains of $8 million and $3 million for the three months ended June 30, 2009 and 2008, respectively, and net gains of $13 million and $4 million for the six months ended June 30, 2009 and 2008, respectively). As of June 30, 2009 and December 31, 2008, the fair value of open contracts used for this purpose was a net asset of $38 million and a net asset of $85 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $31 million and $17 million for the three months ended June 30, 2009 and 2008, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $5 million and net losses of $6 million, respectively, related to derivative contracts that were terminated or offset in

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

prior periods. Adjusted operating income includes net gains of $57 million and $29 million for the six months ended June 30, 2009 and 2008, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $11 million and net losses of $8 million, respectively, related to derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) related to derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	As of June 30, 2009
Segment	Deferred amount	Weighted average period
	(in millions)
International Insurance	$767	32 years
Corporate and Other	(62)	8 years

Total deferred gain (loss)	$705

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net losses of $487 million and $2 million for the three months ended June 30, 2009 and 2008, respectively, and net gains of $858 million and net losses of $45 million for the six months ended June 30, 2009 and 2008, respectively, related to these products and any associated derivative portfolio.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment losses of $94 million and $44 million for the three months ended June 30, 2009 and 2008, respectively, and $142 million and of $83 million for the six months ended June 30, 2009 and 2008, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

adjustment to “Realized investment gains (losses), net.” In addition, the secured financing received from the Federal Reserve under TALF that is reflected within “Long-term debt,” is carried at fair value under the fair value option afforded by SFAS No. 159. The changes in the fair value of this debt, which is recorded within “Asset management fees and other income,” is also excluded from adjusted operating income and are reflected as an adjustment to “Realized investment gains (losses), net.” This is consistent with the securities purchased with the proceeds from this financing, which are carried at fair value and included in “Other trading account assets, at fair value” as discussed above. The net impact of these adjustments was net gains of $23 million and $15 million for the three months ended June 30, 2009 and 2008, respectively, and net losses of $17 million and net gains of $18 million for the six months ended June 30, 2009 and 2008, respectively.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were net losses of $19 million and $18 million for the three months ended June 30, 2009 and 2008, respectively, and net gains of $59 million and $47 million for the six months ended June 30, 2009 and 2008, respectively.

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

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Individual Annuities	$432	$154	$449	$269
Retirement	99	141	258	265
Asset Management	33	190	32	309

Total U.S. Retirement Solutions and Investment Management Division	564	485	739	843
Individual Life	138	103	178	199
Group Insurance	105	80	198	170

Total U.S. Individual Life and Group Insurance Division	243	183	376	369

International Insurance	465	453	890	866
International Investments	16	26	26	51

Total International Insurance and Investments Division	481	479	916	917

Corporate Operations	(165)	(17)	(268)	(45)
Real Estate and Relocation Services	3	(3)	(60)	(26)

Total Corporate and Other	(162)	(20)	(328)	(71)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,126	1,127	1,703	2,058

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(872)	(527)	(1,582)	(1,192)
Charges related to realized investment gains (losses), net	(5)	41	39	28
Investment gains (losses) on trading account assets supporting insurance liabilities, net	686	(123)	831	(385)
Change in experience-rated contractholder liabilities due to asset value changes	(347)	94	(392)	294
Divested businesses	(24)	10	(56)	(57)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	14	(32)	17	(68)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	578	590	560	678

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	(586)	38	(556)	12

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(8)	$628	$4	$690

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Financial Services Businesses:
Individual Annuities	$115	$622	$2,007	$1,195
Retirement	1,230	1,207	2,438	2,474
Asset Management	342	564	605	1,112

Total U.S. Retirement Solutions and Investment Management Division	1,687	2,393	5,050	4,781

Individual Life	703	676	1,383	1,356
Group Insurance	1,303	1,218	2,636	2,475

Total U.S. Individual Life and Group Insurance Division	2,006	1,894	4,019	3,831

International Insurance	2,533	2,329	5,070	4,654
International Investments	108	148	209	318

Total International Insurance and Investments Division	2,641	2,477	5,279	4,972

Corporate Operations	(48)	27	(57)	79
Real Estate and Relocation Services	52	63	51	109

Total Corporate and Other	4	90	(6)	188

Total	6,338	6,854	14,342	13,772

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(872)	(527)	(1,582)	(1,192)
Charges related to realized investment gains (losses), net	(53)	15	(61)	16
Investment gains (losses) on trading account assets supporting insurance liabilities, net	686	(123)	831	(385)
Divested businesses	(16)	28	(42)	(17)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2)	(40)	12	(100)

Total Financial Services Businesses	6,081	6,207	13,500	12,094

Closed Block Business	825	1,496	1,965	3,167

Total per Unaudited Interim Consolidated Financial Statements	$6,906	$7,703	$15,465	$15,261

The Asset Management segment revenues include intersegment revenues of $84 million and $87 million for the three months ended June 30, 2009 and 2008, respectively, and $169 million and $180 million for the six months ended June 30, 2009 and 2008, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	June 30, 2009	December 31, 2008
	(in millions)
Individual Annuities	$68,209	$65,516
Retirement	115,597	113,622
Asset Management	31,096	36,504

Total U.S. Retirement Solutions and Investment Management Division	214,902	215,642

Individual Life	33,673	31,781
Group Insurance	32,249	31,657

Total U.S. Individual Life and Group Insurance Division	65,922	63,438

International Insurance	78,694	76,362
International Investments	5,854	8,716

Total International Insurance and Investments Division	84,548	85,078

Corporate Operations	14,569	14,465
Real Estate and Relocation Services	677	1,003

Total Corporate and Other	15,246	15,468

Total Financial Services Businesses	380,618	379,626

Closed Block Business	64,098	65,385

Total per Unaudited Interim Consolidated Financial Statements	$444,716	$445,011

12. FAIR VALUE OF ASSETS AND LIABILITIES

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

Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators.

The fair value of private fixed maturities are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on the fair value.

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

The fair value of commercial loans held for investment and accounted for using the Fair Value Option, as discussed in Note 2, is determined based on the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for similar quality loans. The interest rate and market spread assumptions for similar quality loans are generally observable based upon market transactions. The fair value of loans held for sale and accounted for using the Fair Value Option discussed in Note 2 is determined utilizing pricing indicators from the whole loan market, which is considered the principal exit market for these loans. The Company has evaluated the valuation inputs used for these assets, including the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are observable.

The majority of the Company’s derivative positions is traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and to-be-announced (or TBA) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, equity prices, index dividend yields, non-performance risk and volatility. OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company uses the credit spread embedded in the London Interbank Offered Rate (“LIBOR”) interest rate curve to reflect non-performance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the non-performance risk for derivative related assets and liabilities between highly rated institutions after consideration of the impacts of the collateral posting process. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

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

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. In circumstances where vendor pricing is not available, internally developed valuations or non-binding broker quotes are used to determine fair value. Non-binding broker quotes are reviewed for reasonableness, based on the Company’s understanding of the market. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of June 30, 2009 and December 31, 2008 over-rides on a net basis were not material.

As of June 30, 2009 the Company concluded that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market as defined under FSP FAS 157-4. Therefore, in determining the fair

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

value of certain asset-backed securities collateralized by sub-prime mortgages the Company considered both third-party pricing information and an internally developed price based on a discounted cash flow model. As a result, the Company reported fair values for these sub-prime securities which were net $693 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $5,362 million.

During the second quarter of 2009, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an uptick in the level of activity. The Company also observed significant increases in implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, recovered in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on little, if any, market activity, calling into question their representation of observable fair value. Furthermore, the Company’s direct and indirect observations of the limited transactions that were occurring were dominated by forced liquidations or distressed sales and not executed in an orderly manner.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects our judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions at the end of the second quarter of 2009, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to our recent observations of some limited transactions in shorter-duration sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and impact of disorderly transactions. The Company weighted third-party pricing information as little as 30% where it had little observable market information, and as much as 90% where more observable information was available.

For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Certain public fixed maturities and private fixed maturities priced internally are based on observable and unobservable inputs. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment. Under SFAS No. 157, the Company is also required to incorporate the Company’s own risk of non-performance in the valuation of the embedded derivatives associated with the Company’s optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company’s insurance subsidiaries in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company’s insurance subsidiaries, the Company determined that forward LIBOR interest rates were no longer indicative of the Company’s claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with our optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2009 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. In the first quarter of 2009 the Company updated the volatility assumptions for the Individual Annuities segment to reflect both the implied volatility of over-the-counter equity options and an index based on historical volatilities.

Level 3 includes OTC derivatives where the bid-ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Long-term debt carried at fair value includes funding received from the Federal Reserve Bank of New York on a non-recourse basis to finance the purchase of eligible asset-backed securities, under TALF. The Company values these liabilities using various inputs including the value of the collateral (eligible asset-backed securities), a comparison of the liabilities’ spread over LIBOR to the spreads in current TALF offerings and various other market observable and non-observable inputs which incorporate significant management judgment. As a result, the pricing of the non-recourse liabilities have been classified within Level 3 in the Company’s fair value hierarchy. The pricing of the collateral assets (“other trading account assets” is generally based on third party pricing information as discussed above, and included in Level 2 in the Company’s fair value hierarchy. See Note 9 for additional information regarding the Company’s participation in TALF.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2009
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$6,563	$—	$—	$6,563
Obligations of U.S. states and their political subdivisions	—	748	—	—	748
Foreign government bonds	—	35,704	43	—	35,747
Corporate securities	—	81,570	1,279	—	82,849
Asset-backed securities	—	4,494	6,014	—	10,508
Commercial mortgage-backed securities	—	10,192	59	—	10,251
Residential mortgage-backed securities	—	12,050	197	—	12,247

Sub-total	—	151,321	7,592	—	158,913
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	112	—	—	112
Obligations of U.S. states and their political subdivisions	—	2	—	—	2
Foreign government bonds	—	479	—	—	479
Corporate securities	—	8,415	197	—	8,612
Asset-backed securities	—	423	269	—	692
Commercial mortgage-backed securities	—	2,127	5	—	2,132
Residential mortgage-backed securities	—	1,357	24	—	1,381
Equity securities	615	186	2	—	803
All other activity	336	217	—	—	553

Sub-total	951	13,318	497	—	14,766
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	59	—	—	59
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	33	—	—	33
Corporate securities	10	175	59	—	244
Asset-backed securities	—	1,587	35	—	1,622
Commercial mortgage-backed securities	—	111	9	—	120
Residential mortgage-backed securities	—	112	6	—	118
Equity securities	72	10	21	—	103
All other activity	12	4,968	906	(4,470)	1,416

Sub-total	94	7,055	1,036	(4,470)	3,715
Equity securities, available for sale	3,460	2,106	351	—	5,917
Commercial mortgage and other loans	—	508	—	—	508
Other long-term investments	50	133	495	—	678
Short term investments	3,251	2,819	—	—	6,070
Cash and cash equivalents	2,039	8,432	—	—	10,471
Other assets	2,018	453	26	—	2,497

Sub-total excluding separate account assets	11,863	186,145	9,997	(4,470)	203,535
Separate account assets(1)	54,592	82,470	14,204	—	151,266

Total assets	$66,455	$268,615	$24,201	$(4,470)	$354,801

Future policy benefits	—	—	796	—	796
Long-term debt	—	—	1,167	—	1,167
Other liabilities	15	4,607	79	(3,878)	823

Total liabilities	$15	$4,607	$2,042	$(3,878)	$2,786

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.

	As of December 31, 2008
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$155,787	$2,269	$—	$158,056
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,882	1,396	(7,085)	4,336
Equity securities, available for sale	3,801	1,939	325	—	6,065
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	265	1,015	—	1,526
Short term investments	2,601	1,874	—	—	4,475
Cash and cash equivalents	2,512	8,834	—	—	11,346
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	11,306	194,580	5,232	(7,085)	204,033
Separate account assets(1)	56,362	70,953	19,780	—	147,095

Total assets	$67,668	$265,533	$25,012	$(7,085)	$351,128

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities	57	6,692	139	(5,948)	940

Total liabilities	$57	$6,692	$3,692	$(5,948)	$4,493

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2009, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2009.

	Three Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities
	(in millions)
Fair value, beginning of period	$29	$1,041	$1,261	$62	$211
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(98)	(952)	(3)	—
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	56	660	1	—
Other realized investment gains (losses), net	—	3	—	—	—

Total realized investment gains (losses), net	—	(39)	(292)	(2)	—
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	4	87	1,040	(2)	—
Net investment income	—	4	(6)	—	—
Purchases, sales, issuances, and settlements	—	67	(558)	—	(14)
Foreign currency translation	—	—	2	1	—
Other(1)	—	(24)	—	—	—
Transfers into (out of) Level 3(2)	10	143	4,567	—	—

Fair value, end of period	$43	$1,279	$6,014	$59	$197

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(49)	(820)	(3)	—
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	14	527	1	—
Other realized investment gains (losses), net	—	—	—	—	—

Total realized investment gains (losses), net	$—	$(35)	$(293)	$(2)	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$5	$84	$1,045	$(2)	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Equity Securities
	(in millions)
Fair value, beginning of period	$136	$80	$5	$28	$2
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—		—	—
Asset management fees and other income	15	31	—	—	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	1	—	—	—	—
Purchases, sales, issuances, and settlements	(24)	(28)	—	(2)	—
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3(2)	69	186	—	(2)	—

Fair value, end of period	$197	$269	$5	$24	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$11	$31	$—	$(1)	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2009
	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets - Asset- Backed Securities	Other Trading Account Assets - Commercial Mortgage- Backed Securities	Other Trading Account Assets - Residential Mortgage- Backed Securities	Other Trading Account Assets -Equity Securities
	(in millions)
Fair value, beginning of period	$39	$811	$2	$3	$16
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	(1)	(3)	(2)	(1)	1
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	1	—	—	—
Purchases, sales, issuances, and settlements	—	(2)	—	—	—
Foreign currency translation	—	—	—	—	1
Other(1)	21	—	—	—	3
Transfers into (out of) Level 3(2)	—	(772)	9	4	—

Fair value, end of period	$59	$35	$9	$6	$21

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$(1)	$(1)	$(3)	$(1)	$1
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2009
	Other Trading Account Assets -All Other Activity	Equity Securities, Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair value, beginning of period	$1,109	$327	$16	$389	$26
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(223)	1	(2)	—	—
Asset management fees and other income	(18)	—	—	3	—
Included in other comprehensive income	—	23	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	33	(10)	(14)	107	—
Foreign currency translation	—	5	—	—	—
Other(1)	5	(1)	—	(4)	—
Transfers into (out of) Level 3(2)	—	6	—	—	—

Fair value, end of period	$906	$351	$—	$495	$26

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$(238)	$(1)	$—	$—	$—
Asset management fees and other income	$(2)	$—	$—	$2	$—
Included in other comprehensive income (loss)	$—	$35	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2009
	Separate Account Assets(4)	Future Policy Benefits	Long-Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$16,145	$(1,816)	$(736)	$(194)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	1,050	—	79
Asset management fees and other income	—	—	(40)	—
Interest credited to policyholders’ account balances	(2,054)	—	—	—
Included in other comprehensive income	—	—	—	—
Net investment income	—	—	—	—
Purchases, sales, issuances, and settlements	225	(30)	(391)	36
Foreign currency translation	—	—	—	—
Other(1)	—	—	—	—
Transfers into (out of) Level 3(2)	(112)	—	—	—

Fair value, end of period	$14,204	$(796)	$(1,167)	$(79)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$976	$—	$79
Asset management fees and other income	$—	$—	$(40)	$—
Interest credited to policyholders’ account balances	$(2,272)	$—	$—	$—

(1)	Other represents the impact of the deconsolidation of certain real estate funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers into level 3 for Fixed Maturities Available for Sale—Asset-Backed securities and Trading Account Assets Supporting Insurance Liabilities – Asset-Backed securities include $4,583 million and $188 million, respectively for the three months ended June 30, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market as defined under FSP FAS 157-4, as discussed in detail above. The transfers out of level 3 for Other Trading Account Assets—Asset-Backed securities were primarily the result of the use of third party pricing for the securities purchased under TALF. In the first quarter of 2009, these assets were valued internally using a model. Transfers into level 3 for Fixed Maturities Available for Sale – Corporate securities for the three months ended June 30, 2009 were primarily due to changes in the contractual terms of a private security that resulted in the use of unobservable inputs within the valuation methodologies when previously, observable inputs were available.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities
	(in millions)
Fair value, beginning of period	$30	$932	$1,013	$66	$228
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(138)	(1,020)	(3)	—
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	53	692	1	—
Other realized investment gains (losses), net	—	1	—	—	—

Total realized investment gains (losses), net	—	(84)	(328)	(2)	—
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	3	17	851	(5)	—
Net investment income	—	9	(4)	—	—
Purchases, sales, issuances, and settlements	—	63	(611)	—	(31)
Foreign currency translation	—	—	(2)	—	—
Other(1)	—	(24)	—	—	—
Transfers into (out of) Level 3(2)	10	366	5,095	—	—

Fair value, end of period	$43	$1,279	$6,014	$59	$197

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	$—	$(114)	$(1,108)	$(3)	$—
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	$—	$36	$779	$1	$—
Other realized investment gains (losses), net	$—	$—	$—	$—	$—

Total realized investment gains (losses), net	$—	$(78)	$(329)	$(2)	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$3	$12	$813	$(5)	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Equity Securities
	(in millions)
Fair value, beginning of period	$75	$35	$6	$28	$1
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	7	16	(1)	—	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	2	—	—	—	—
Purchases, sales, issuances, and settlements	(28)	(33)	—	(2)	1
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3(2)	141	251	—	(2)	—

Fair value, end of period	$197	$269	$5	$24	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$3	$16	$(1)	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2009
	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets - Asset- Backed Securities	Other Trading Account Assets - Commercial Mortgage- Backed Securities	Other Trading Account Assets - Residential Mortgage- Backed Securities	Other Trading Account Assets -Equity Securities
	(in millions)
Fair value, beginning of period	$38	$30	$2	$3	$19
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	—	(41)	(2)	(2)	(1)
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	1	—	—	—
Purchases, sales, issuances, and settlements	—	819	—	1	—
Foreign currency translation	—	—	—	—	—
Other(1)	21	—	—	—	3
Transfers into (out of) Level 3(2)	—	(774)	9	4	—

Fair value, end of period	$59	$35	$9	$6	$21

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$(41)	$(2)	$(2)	$(1)
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2009
	Other Trading Account Assets -All Other Activity	Equity Securities, Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair value, beginning of period	$1,304	$325	$56	$1,015	$26
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(129)	(3)	(5)	—	—
Asset management fees and other income	(3)	—	—	(26)	—
Included in other comprehensive income	—	20	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	(271)	7	(51)	162	—
Foreign currency translation	—	(2)	—	—	—
Other(1)	5	(1)	—	(656)	—
Transfers into (out of) Level 3(2)	—	5	—	—	—

Fair value, end of period	$906	$351	$—	$495	$26

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$(131)	$(5)	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$(24)	$—
Included in other comprehensive income (loss)	$—	$19	$—	$—	$—

	Six Months Ended June 30, 2009
	Separate Account Assets(4)	Future Policy Benefits	Long-Term Debt	Other Liabilities
Fair value, beginning of period	$19,780	$(3,229)	$(324)	$(139)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	2,485	—	24
Asset management fees and other income	—	—	—	—
Interest credited to policyholders’ account balances	(5,572)	—	—	—
Included in other comprehensive income	—	—	—	—
Net investment income	—	—	—	—
Purchases, sales, issuances, and settlements	267	(52)	(1,167)	36
Foreign currency translation	—	—	—	—
Other(1)	—	—	324	—
Transfers into (out of) Level 3(2)	(271)	—	—	—

Fair value, end of period	$14,204	$(796)	$(1,167)	$(79)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$2,427	$—	$24
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$(5,847)	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Other represents the impact of the deconsolidation of certain real estate funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers into level 3 for Fixed Maturities Available for Sale—Asset-Backed securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed securities include $4,583 million and $188 million, respectively for the six months ended June 30, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market as defined under FSP FAS 157-4, as discussed in detail above. In addition to these sub-prime securities, transfers into level 3 for Fixed Maturities Available for Sale—Asset-Backed securities as well as Fixed Maturities Available for Sale—Corporate securities included transfers resulting from the use of unobservable inputs within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) or models with observable inputs were utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. In addition to the sub-prime securities mentioned above, transfers into Level 3 for Trading Account Assets Supporting Insurance Liabilities—Asset-Backed securities as well as Trading Account Assets Supporting Insurance Liabilities—Corporate securities include transfers in due to the use of unobservable inputs within the valuation methodologies and broker quotes (that could not be validated), when previously information from third party pricing services (that could be validated) was utilized. The transfers out of level 3 for Other Trading Account Assets—Asset-Backed securities were primarily the result of the use of third party pricing for the securities purchased under TALF. In the first quarter of 2009, these assets were valued internally using a model.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. The Company has written down certain commercial loans held at June 30, 2009 that are carried at the lower of cost or market, to their fair value of $67 million. This resulted in charges of $12 million and $22 million for the three and six months ended June 30, 2009, respectively. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans. Losses of $21 million and $44 million were recorded for the three and six months ended June 30, 2008, respectively, for similar assets held at June 30, 2008.

In addition, impairments of $18 million and $41 million were recorded for the three and six months ended June 30, 2009, respectively, on certain cost method investments. The carrying value as of June 30, 2009 of these investments was $129 million. Impairments on similar investments of $8 million and $9 million were recorded for the three and six months ended June 30, 2008, respectively. Impairments of $1 million were recorded for the three and six months ended June 30, 2009 on certain equity method investments. The carrying value as of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

June 30, 2009 of these investments was $33 million. Impairments on similar investments of $3 million and $4 million were recorded for the three and six months ended June 30, 2008, respectively. The fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and valuations provided by the general partners taken into consideration with deal and management fee expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Assets:
Commercial Mortgage Loans:
Changes in instrument-specific credit risk	$(16)	$(2)	$(35)	$(21)
Other changes in fair value	3	(15)	1	(1)
Liabilities:
Long-term debt:
Changes in fair value	$(40)	$—	$—	$—

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for long-term debt. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

None of the commercial mortgage loans where the fair value option has been selected are more than 90 days past due or in non-accrual status. Interest income on commercial mortgage loans is included in net investment income. Interest income recorded on these loans was $11 million for the three months ended June 30, 2009 and 2008 and $20 million and $21 million for the six months ended June 30, 2009 and 2008, respectively. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan. The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $508 million and $547 million, respectively, as of June 30, 2009.

The fair values and aggregate contractual principal amounts of long-term debt, for which the fair value option has been elected, were $1,167 million as of June 30, 2009. Interest expense recorded on this debt is included in general and administrative expenses. For the three and six months ended June 30, 2009, the Company recorded $4 million of interest expense.

Fair Value of Financial Instruments—Under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to disclose the fair value of certain financial instruments. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets supporting insurance liabilities, other trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 14 for a discussion of derivative instruments.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2009
	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$4,935	$4,938
Commercial mortgage and other loans	32,694	30,792
Policy loans	9,856	11,615
Wachovia Securities “lookback” option	580	2,536
Liabilities:
Policyholder account balances—Investment contracts	72,109	71,658
Short-term and long-term debt	24,624	22,090
Debt of consolidated VIEs	413	193
Bank customer liabilities	1,365	1,378
Separate account liabilities—Investment contracts	75,401	75,401

The fair values presented above for those financial instruments where the carrying amounts and fair values may differ have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Fixed Maturities, held to maturity

The fair values of public fixed maturity securities are generally based on prices from third party pricing services, which are reviewed to validate reasonability. However, for certain public fixed maturity securities and investments in private placement fixed maturity securities, this information is either not available or not reliable. For these public fixed maturity securities the fair value is based on non-binding broker quotes, if available, or, to a lesser extent, is determined using internally developed values. For private fixed maturities fair value is determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

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

The fair value of commercial mortgage and other loans held by the Company’s commercial mortgage operations is based upon various factors, including the terms of the loans, the principal exit markets for the loans, prevailing interest rates, and credit risk.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Wachovia Securities “lookback” option

As described in Note 13, the Company elected to exercise its rights under the “lookback” option as it relates to its interest in the Wachovia Securities joint venture. The fair value of the “lookback” option is determined internally by using an approach that employs both Black-Scholes and binominal option pricing models, which includes inputs such as equity market volatilities, risk-free rates, dividend yields and counterparty credit risk, as well as an illiquidity discount. The carrying value of the “lookback” option is reflected within “Other assets.”

Investment Contracts—Policyholders’ Account Balances & Separate Account Liabilities

Only the portion of policyholders’ account balances and separate account liabilities related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, single premium endowments, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s claims paying ratings, and hence reflects the Company’s own nonperformance risk. For guaranteed investment contracts, funding agreements, structured settlements without life contingencies and other similar products, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. For defined contribution and defined benefit contracts and certain other products the fair value is the market value of the assets supporting the liabilities.

Debt

The fair value of short-term and long-term debt, as well as debt of consolidated VIEs, is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own nonperformance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value. Debt of consolidated VIEs is reflected within “Other liabilities.”

A portion of the senior secured notes issued by Prudential Holdings, LLC (the “IHC debt”) is insured by a third-party financial guarantee insurance policy. In accordance with EITF Issue No. 08-5, the effect of the third-party credit enhancement is not included in the fair value measurement of the IHC debt and the methodologies used to determine fair value consider the Company’s own nonperformance risk.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13. INVESTMENT IN WACHOVIA SECURITIES

On July 1, 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities, a joint venture currently headquartered in St. Louis, Missouri. The transaction included the contribution of certain assets and liabilities of the Company’s securities brokerage operations; however, the Company retained certain assets and liabilities related to the contributed operations, including liabilities for certain litigation and regulatory matters. The Company and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to June 30, 2004. Reflecting the Company’s intention to put its interest in the Wachovia Securities joint venture, as discussed below, the results of the joint venture are included in Corporate and Other operations as a divested business.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. (“A.G. Edwards”) and on January 1, 2008 contributed the retail securities brokerage business of A.G. Edwards to the joint venture. Wachovia’s contribution of this business entitled the Company to elect a “lookback” option (which the Company elected) permitting the Company to delay for a period of two years ending on January 1, 2010, the decision on whether or not to make payments to avoid or limit dilution of its 38% ownership interest in the joint venture or, alternatively, to “put” its joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on the Company’s diluted ownership level, which has not yet been determined. Based upon the existing agreements and the Company’s estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, the Company adjusted the carrying value of its ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of the A.G. Edwards business and the dilution of the Company’s 38% ownership interest and to record the value of the above described rights under the “lookback” option. The Company accordingly recognized a corresponding increase to “Additional paid-in capital” of $1.041 billion, net of tax, which represented the excess of the estimated value of the Company’s share of the A.G. Edwards business received (of approximately $1.444 billion) and the estimated value of the “lookback” option acquired (of approximately $580 million) over the carrying value of the portion of the Company’s ownership interest in Wachovia Securities that was diluted (of approximately $422 million), net of taxes (of approximately $561 million). The Company’s recorded share of pre-tax losses from the joint venture of $29 million for the six months ended June 30, 2009 reflects its estimated diluted ownership level based upon the existing agreements and its estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. Establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business will result in an adjustment to the credit to equity and a true-up to the Company’s earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the six months ended June 30, 2009 and the finally determined diluted ownership percentage. The Company does not anticipate any such adjustment to have a material effect on its reported results of operations.

On October 3, 2008, Wachovia and Wells Fargo & Company (“Wells Fargo”) announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wachovia would be merged into Wells Fargo, which would succeed to Wachovia’s rights and obligations under the joint venture arrangements. As reported by Wells Fargo, this merger was completed on December 31, 2008. Wachovia Securities is now using the Wells Fargo Advisors name.

On December 4, 2008, the Company announced its intention to exercise its right under the “lookback” option to put its joint venture interests to Wells Fargo. On June 17, 2009, the Company provided notice to Wells

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fargo of its exercise of its “lookback” option put rights. Under the terms of the joint venture agreements, the Company expects that the closing of the put transaction will occur on or about January 1, 2010. Under the terms of the joint venture agreements, Wells Fargo may elect to pay the proceeds from our exercise of the “lookback” put either in cash, Wells Fargo common stock or a combination of the foregoing. The Company has received notice from Wells Fargo that it intends to pay the proceeds in an unspecified combination of cash and Wells Fargo common stock. Under the terms of the agreements relating to the joint venture, the number of shares of Wells Fargo common stock to be received by the Company will be determined by dividing the portion of the proceeds to be paid in Wells Fargo common stock by the average of the closing prices of the Wells Fargo common stock during the 10 trading day period immediately prior to the closing. The joint venture agreements provide that the Company and Wells Fargo will enter into a registration rights agreement for the registration under the Securities Act of 1933 of the Wells Fargo shares to be received at the closing.

14. DERIVATIVE INSTRUMENTS

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

Under currency forwards, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of its non-U.S. businesses, primarily its international insurance and investments operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, or a basket of names in a first to default structure, and in return receives a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See Note 15 for a discussion of guarantees related to these credit derivatives. In addition to selling credit protection, in limited instances the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either securitization valuation models or investor purchase commitments, prevailing interest rates, and origination income or expense. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 15 for a further discussion of these loan commitments.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	June 30, 2009			December 31, 2008
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$7,661	$102	$(516)	$6,315	$124	$(901)
Currency	1,036	1	(14)	1,974	56	(83)
Currency/Interest Rate	2,392	25	(212)	2,372	68	(140)

Total Qualifying Hedge Relationships	$11,089	$128	$(742)	$10,661	$248	$(1,124)

Non-qualifying Hedge Relationships
Interest Rate	$84,639	$2,651	$(2,311)	$81,280	$6,013	$(3,610)
Currency	9,140	185	(196)	6,286	243	(380)
Credit	3,723	344	(240)	3,100	397	(308)
Currency/Interest Rate	5,726	128	(156)	6,173	686	(518)
Equity	6,541	1,355	(93)	7,306	1,915	(7)

Total Non-qualifying Hedge Relationships	$109,769	$4,663	$(2,996)	$104,145	$9,254	$(4,823)

Total Derivatives(1)	$120,858	$4,791	$(3,738)	$114,806	$9,502	$(5,947)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,522 million as of June 30, 2009 and a liability of $3,942 million as of December 31, 2008, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$208	$227	$304	$21
Net investment income	(40)	(33)	(80)	(46)
Interest expense—(increase)/decrease	—	—	1	—
Interest credited to policyholder account balances—(increase)/decrease	17	21	29	7
Currency
Realized investment gains (losses), net	—	—	—	(3)
Net investment income	—	(1)	—	(12)
Other income	—	—	2	38

Total fair value hedge	$185	$214	$256	$5

Cash flow hedges
Interest Rate
Interest expense—(increase)/decrease	$(4)	$(3)	$(8)	$(4)
Interest credited to policyholder account balances—(increase)/decrease	(2)	1	(3)	1
Accumulated other comprehensive income(1)	25	28	47	11
Currency/Interest Rate
Net investment income	(2)	(4)	(4)	(9)
Interest expense—(increase)/decrease	—	4	—	11
Other income	3	36	(1)	(33)
Accumulated other comprehensive income(1)	(111)	8	(92)	(92)

Total cash flow hedges	$(91)	$70	$(61)	$(115)

Net investment hedges
Currency
Realized investment gains (losses), net(2)	$27	$—	$36	$(1)
Accumulated other comprehensive income(1)	(150)	40	(40)	70
Currency/Interest Rate
Accumulated other comprehensive income(1)	(78)	7	(17)	8

Total net investment hedges	$(201)	$47	$(21)	$77

Non-qualifying hedges
Realized investment gains (losses), net
Interest Rate	$(1,512)	$(292)	$(2,052)	$(21)
Currency	(160)	158	34	(82)
Currency/Interest Rate	(162)	(8)	(131)	(45)
Credit	41	101	23	113
Equity	(688)	(94)	(486)	104
Embedded Derivatives (Interest/Equity/Credit)	1,219	180	2,498	(324)

Total non-qualifying hedges	$(1,262)	$45	$(114)	$(255)

Total Derivative Impact	$(1,369)	$376	$60	$(288)

(1)	Amounts deferred in Equity.
(2)	Relates to the sale of equity method investments.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and six months ended June 30, 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2008	$(227)
Net deferred losses on cash flow hedges from January 1 to June 30, 2009	(71)
Amount reclassified into current period earnings	26

Balance, June 30, 2009	$(272)

As of June 30, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were losses of $228 million and gains of $47 million for the three months ended June 30, 2009 and 2008, respectively, and losses of $57 million and gains of $78 million for the six months ended June 30, 2009 and 2008, respectively.

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of June 30, 2009 and December 31, 2008.

NAIC Designation	Rating Agency Equivalent	June 30, 2009
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$318	$1	$188	$(8)	$506	$(7)
2	Baa	35	—	315	(27)	350	(27)

	Subtotal Investment Grade	353	1	503	(35)	856	(34)
3	Ba	—	—	262	(35)	262	(35)
4	B	—	—	—	—	—	—
5	C and lower	—	—	50	(9)	50	(9)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	312	(44)	312	(44)

Total		$353	$1	$815	$(79)	$1,168	$(78)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

NAIC Designation	Rating Agency Equivalent	December 31, 2008
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$340	$(10)	$213	$(19)	$553	$(29)
2	Baa	5	—	542	(85)	547	(85)

	Subtotal Investment Grade	345	(10)	755	(104)	1,100	(114)
3	Ba	—	—	15	(2)	15	(2)
4	B	—	—	—	—	—	—
5	C and lower	5	—	102	(32)	107	(32)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	5	—	117	(34)	122	(34)

Total		$350	$(10)	$872	$(138)	$1,222	$(148)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection excluding the credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by industry category as of the dates indicated.

	June 30, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$45	$—	$45	$(1)
Utilities	5	—	5	—
Finance	—	—	—	—
Services	28	—	25	—
Energy	20	1	20	(1)
Transportation	30	—	30	(1)
Retail and Wholesale	30	—	30	(1)
Other	195	—	195	(6)
First to Default Baskets(1)	815	(79)	872	(138)

Total Credit Derivatives	$1,168	$(78)	$1,222	$(148)

(1)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of June 30, 2009 and December 31, 2008, was a liability of $53 million and $16 million, net of $53 million and $125 million of collateral that has been pledged, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $1,079 million and $1,095 million at June 30, 2009 and December 31, 2008, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2009 and December 31, 2008, the Company had $2.055 billion and $1.378 billion of outstanding notional amounts, reported at fair value as an asset of $235 million and an asset of $253 million, respectively.

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

The fair value of the Company’s derivative contracts used in a derivative dealer or broker capacity is reported on a net-by-counterparty basis in the Company’s Consolidated Statements of Financial Position when management believes a legal right of setoff exists under an enforceable netting agreement.

Realized and unrealized gains and losses from marking-to-market the derivatives used in proprietary positions are recognized on a trade date basis and reported in “Asset management fees and other income.”

The following table sets forth the income statement impact of derivatives used in a broker/dealer capacity.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)
Asset management fees and other income
Interest Rate	$(5)	$(3)
Commodity	14	29
Currency	11	20
Equity	2	4

Total asset management fees and other income	$22	$50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The vast majority of the Company’s OTC derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company utilizes the credit spread embedded in the LIBOR curve to reflect non-performance risk when determining the fair value of OTC derivative assets and liabilities after consideration of the impacts of the collateral posting process discussed above. This credit spread captures the non-performance risk of the Company’s OTC derivative related assets and liabilities.

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $621 million as of June 30, 2009. In the normal course of business the Company has posted cash collateral related to these instruments of $595 million as of June 30, 2009. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2009, the Company estimates that it would be required to post a maximum of $26 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. At June 30, 2009, the Company had outstanding commercial mortgage loan commitments with borrowers of $2,022 million. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to governmental sponsored entities as discussed below, after the Company funds the loan. At June 30, 2009, $1,045 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

The Company also has other commitments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. These other

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

commitments amounted to $9,879 million at June 30, 2009. Reflected in these other commitments are $9,838 million of commitments to purchase or fund investments, including $6,234 million that the Company anticipates will ultimately be funded from its separate accounts. Of these separate account commitments, $2,668 million have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

In the course of the Company’s business, it provides certain guarantees and indemnities to third parties pursuant to which it may be contingently required to make payments now or in the future.

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which the separate account has borrowed funds, and the Company has guaranteed their obligation to their lender. The Company provides these guarantees to assist the separate account in obtaining financing for the transaction. The Company’s maximum potential exposure under these guarantees was $1,554 million at June 30, 2009, of which all but $278 million is limited to the assets of the separate account for which exposure primarily relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next sixteen years. At June 30, 2009, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required. Any payments that may become required of the Company under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide the Company with rights to obtain the underlying collateral.

The Company has also provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee require that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require the Company and its co-owner to jointly and severally paydown the loan balance to the 60% level. The current loan-to-value ratio, based on a December 2008 appraisal, is 59.6%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. The Company’s exposure under the guarantee was $171 million at June 30, 2009, which assumes the co-owner honors its joint guarantee.

As discussed in Note 14, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $1,168 million as of June 30, 2009. These credit derivatives generally have maturities of five years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. At June 30, 2009, such contracts in force carried a total guaranteed value of $6,576 million. These guarantees are supported by collateral that is not reflected on the Company’s balance sheet. This collateral had a fair value of $6,587 million at June 30, 2009.

The Company arranges for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. At June 30, 2009, such enhancement arrangements total $220 million, with remaining contractual maturities of up to fifteen years. The Company’s obligations to reimburse required credit enhancement payments are secured by mortgages on the related real estate, which properties are valued at $275 million at June 30, 2009. The Company receives

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider. At June 30, 2009, the Company has accrued liabilities of $1 million representing unearned fees on these arrangements.

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and are obligated to make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $7,490 million of mortgages subject to these loss-sharing arrangements as of June 30, 2009, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2009, these mortgages had an average debt service coverage ratio of 1.60 times and an average loan-to-value ratio of 69%. The maximum exposure to loss as of June 30, 2009, assuming no recovery on any of the underlying collateral, is $997 million, with first-loss exposure of $317 million. Over the three years ended December 31, 2008, the Company’s total share of losses related to indemnifications that were settled was $8 million, with no additional settlements in the first six months of 2009. As of June 30, 2009, the Company has established a liability of $19 million related to these indemnifications.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. At June 30, 2009, maximum potential future consideration pursuant to such arrangements, to be resolved over the following four years, is $130 million. Any such payments would result in increases in intangible assets, such as goodwill.

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At June 30, 2009, the Company has accrued liabilities of $5 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Individual Life and Group Insurance

In April 2009, a purported nationwide class action, Schultz v. The Prudential Insurance Company of America, was filed in the United States District Court for the Northern District of Illinois. Plaintiff, a participant in a defined benefit plan governed by ERISA, alleges that pursuant to the terms of the group disability insurance policy funding her plan benefits, Prudential Insurance may not lawfully offset family social security disability benefits against Prudential contract benefits because social security benefits that members of her family received on account of her disability were not “loss of time” disability payments. The complaint alleges violations of ERISA, breach of contract and unfair claims practices. Plaintiff seeks recovery of the amount of her disability benefits were reduced by the challenged offset, and additional monetary, declaratory and injunctive relief on behalf of a putative class of similarly situated disability claimants who are covered under other plans or policies governed by ERISA and on behalf of a putative class of similarly situated disability claimants who are participants in plans that are exempt from ERISA.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a resolution of the previously disclosed regulatory and criminal investigations into deceptive market related activities involving PEG’s former Prudential Securities operations. The settlements relate to conduct that generally occurred between 1999 and 2003 involving certain former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Securities senior management. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities. In connection with the resolution of the investigations, PEG entered into separate settlements with each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division, SEC, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the NYAG. These settlements resolve the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million was paid in fines and penalties. Pursuant to the settlements, PEG retained, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. In addition, as part of the settlements, PEG agreed, among other things, to continue to cooperate with the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. In connection with the settlements, the Company agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures. The settlement documents include findings and admissions that may adversely affect existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Corporate

In April 2009, the Company’s Board of Directors (the “Board”) received a letter demanding that the Board take action to recover allegedly improperly paid compensation to certain current and former employees and executive officers of the Company since at least 2005. The demand is made by a Prudential Financial stockholder, Service Employees International Union Pension Plans Master Trust (“SEIU”), and is one of many that SEIU has sent to large corporations. SEIU claims that the Company must bring an action, under theories of unjust enrichment and corporate waste, to recoup incentive compensation that was based on allegedly flawed economic metrics. SEIU also seeks rescission of exercised stock options because the options were based on mistaken facts concerning the fair value of the Company’s stock. The letter states that between 2005 and 2008 the Company paid cash and equity compensation of approximately $165 million to its senior executives and authorized senior executives to exercise stock options worth approximately $66 million. The letter also demands that the Board enjoin any further approved, but unpaid, compensation payments, overhaul the Company’s compensation structure, and allow stockholders an advisory vote on the Compensation Committee’s report in the Company’s annual proxy statement. SEUI reserves the right to bring a derivative action should the Board decline to act. In May 2009, the Board formed a Special Evaluation Committee, comprised of independent directors, and authorized the Committee to hire outside advisors and experts to assist in its evaluation of the demand letter.

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with subprime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and recessionary damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential

Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

claims and seek the same relief as Bauer. In June 2009, Pinchuk was voluntarily dismissed and the Haddock and Bauer matters were consolidated. In July 2009, an amended consolidated complaint was filed that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage backed securities. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors.

Other

In September and October 2005, five purported class action lawsuits were filed against the Company, Prudential Securities and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. In May 2009, a final order was entered by the court approving the settlement of this consolidated action. In October 2006, a class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential Insurance failed to pay overtime to insurance agents who were registered representatives in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of California and federal law and seeks compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. In January 2009, an amended complaint was filed in the consolidated matter which adds wage claims based on the laws of thirteen additional states. In March 2009, a second amended complaint was filed which dropped the breach of contract claims. The Company moved to dismiss certain of the state claims in the consolidated complaint.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2009 and December 31, 2008 (in millions)

	June 30, 2009			December 31, 2008
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$119,084	$39,829	158,913	$119,153	$38,903	$158,056
Fixed maturities, held to maturity, at amortized cost	4,935	—	4,935	3,808	—	3,808
Trading account assets supporting insurance liabilities, at fair value	14,766	—	14,766	13,875	—	13,875
Other trading account assets, at fair value	3,550	165	3,715	4,216	120	4,336
Equity securities, available for sale, at fair value	3,404	2,513	5,917	3,665	2,400	6,065
Commercial mortgage and other loans	23,961	8,733	32,694	24,366	8,748	33,114
Policy loans	4,413	5,443	9,856	4,280	5,423	9,703
Securities purchased under agreements to resell	—	—	—	480	—	480
Other long-term investments	4,170	1,546	5,716	5,383	1,629	7,012
Short-term investments	5,790	1,347	7,137	4,092	1,484	5,576

Total investments	184,073	59,576	243,649	183,318	58,707	242,025
Cash and cash equivalents	11,798	1,693	13,491	13,054	1,974	15,028
Accrued investment income	1,571	660	2,231	1,603	663	2,266
Deferred policy acquisition costs	12,768	1,706	14,474	13,127	1,999	15,126
Deferred income taxes, net	—	—	—	(533)	1,639	1,106
Other assets	19,142	463	19,605	21,962	403	22,365
Separate account assets	151,266	—	151,266	147,095	—	147,095

TOTAL ASSETS	$380,618	$64,098	444,716	$379,626	$65,385	$445,011

LIABILITIES AND EQUITY LIABILITIES
Future policy benefits	$69,699	$51,695	$121,394	$70,221	$51,730	$121,951
Policyholders’ account balances	95,680	5,597	101,277	93,991	5,622	99,613
Policyholders’ dividends	628	1,039	1,667	634	1,036	1,670
Securities sold under agreements to repurchase	3,467	3,701	7,168	4,288	3,612	7,900
Cash collateral for loaned securities	2,233	1,429	3,662	2,684	1,484	4,168
Income taxes	2,213	(1,436)	777	364	95	459
Short-term debt	3,643	—	3,643	10,092	443	10,535
Long-term debt	19,231	1,750	20,981	18,540	1,750	20,290
Other liabilities	13,275	931	14,206	17,074	470	17,544
Separate account liabilities	151,266	—	151,266	147,095	—	147,095

Total liabilities	361,335	64,706	426,041	364,983	66,242	431,225

COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY
Accumulated other comprehensive loss	(3,513)	(1,489)	(5,002)	(5,237)	(2,106)	(7,343)
Other attributed equity	22,194	881	23,075	19,529	1,249	20,778

Total attributed equity	18,681	(608)	18,073	14,292	(857)	13,435

Noncontrolling interests	602	—	602	351	—	351

Total equity	19,283	(608)	18,675	14,643	(857)	13,786

TOTAL LIABILITIES AND EQUITY	$380,618	$64,098	$444,716	$379,626	$65,385	$445,011

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended June 30, 2009 and 2008 (in millions)

	Three Months Ended June 30,
	2009			2008
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$3,320	$867	$4,187	$2,962	$965	$3,927
Policy charges and fee income	713	—	713	824	—	824
Net investment income	2,057	778	2,835	2,155	871	3,026
Asset management fees and other income	1,409	37	1,446	816	8	824
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(875)	(437)	(1,312)	(452)	(209)	(661)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	548	265	813	—	—	—
Other realized investment gains (losses), net	(1,091)	(685)	(1,776)	(98)	(139)	(237)

Total realized investment gains (losses), net	(1,418)	(857)	(2,275)	(550)	(348)	(898)

Total revenues	6,081	825	6,906	6,207	1,496	7,703

BENEFITS AND EXPENSES
Policyholders’ benefits	2,894	992	3,886	2,918	1,093	4,011
Interest credited to policyholders’ account balances	1,064	35	1,099	710	35	745
Dividends to policyholders	24	253	277	3	155	158
General and administrative expenses	1,521	131	1,652	1,986	175	2,161

Total benefits and expenses	5,503	1,411	6,914	5,617	1,458	7,075

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	578	(586)	(8)	590	38	628

Income tax expense (benefit)	49	(211)	(162)	37	23	60

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	529	(375)	154	553	15	568
Equity in earnings of operating joint ventures, net of taxes	5	—	5	24	—	24

INCOME (LOSS) FROM CONTINUING OPERATIONS	534	(375)	159	577	15	592
Income (loss) from discontinued operations, net of taxes	21	—	21	(3)	—	(3)

NET INCOME (LOSS)	555	(375)	180	574	15	589
Less: Income attributable to noncontrolling interests	17	—	17	8	—	8

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$538	$(375)	$163	$566	$15	$581

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Six Months Ended June 30, 2009 and 2008 (in millions)

	Six Months Ended June 30,
	2009			2008
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$6,581	$1,640	$8,221	$6,064	$1,821	$7,885
Policy charges and fee income	1,439	—	1,439	1,649	—	1,649
Net investment income	4,125	1,565	5,690	4,275	1,777	6,052
Asset management fees and other income	2,193	52	2,245	1,458	27	1,485
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,957)	(1,210)	(3,167)	(840)	(360)	(1,200)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	1,206	857	2,063	—	—	—
Other realized investment gains (losses), net	(87)	(939)	(1,026)	(512)	(98)	(610)

Total realized investment gains (losses), net	(838)	(1,292)	(2,130)	(1,352)	(458)	(1,810)

Total revenues	13,500	1,965	15,465	12,094	3,167	15,261

BENEFITS AND EXPENSES
Policyholders’ benefits	6,323	1,904	8,227	5,981	2,065	8,046
Interest credited to policyholders’ account balances	2,198	70	2,268	1,312	70	1,382
Dividends to policyholders	20	256	276	60	657	717
General and administrative expenses	4,399	291	4,690	4,063	363	4,426

Total benefits and expenses	12,940	2,521	15,461	11,416	3,155	14,571

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	560	(556)	4	678	12	690

Income tax expense (benefit)	42	(200)	(158)	78	5	83

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	518	(356)	162	600	7	607
Equity in earnings of operating joint ventures, net of taxes	(1)	—	(1)	67	—	67

INCOME (LOSS) FROM CONTINUING OPERATIONS	517	(356)	161	667	7	674
Income (loss) from discontinued operations, net of taxes	22	—	22	(1)	—	(1)

NET INCOME (LOSS)	539	(356)	183	666	7	673
Less: Income attributable to noncontrolling interests	6	—	6	32	—	32

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$533	$(356)	$177	$634	$7	$641

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 6 to the Unaudited Interim Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 2 below) and related unamortized debt issuance costs, as well as an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance and Investments divisions and Corporate and Other operations.

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

The Financial Services Businesses and Closed Block Business participate in separate internal short-term cash management facilities, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in these facilities are generally held in investments that are short term, including mortgage-and asset-backed securities. Historically, a proportionate interest in each security held in a commingled portfolio was allocated to the Financial Services Businesses and the Closed Block Business as of the balance sheet date, based upon their proportional cash contributions to a single facility. Participation in the commingled facility by the Financial Services Businesses and the Closed Block Business was dependent on cash flows arising from the activities noted above, which in turn, under the historical allocation methodology, could change the allocation of the facility’s assets between the two Businesses. A proportionate share of any realized investment gain or loss was recorded by each Business based upon their respective ownership percentages in the commingled facility as of the date of the realized gain or loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information—(Continued)

Beginning April 1, 2008, management implemented changes in order to permit each Business to hold discrete ownership of its investments in separate facilities without affecting or being affected by the level of participation of the other Business. With these changes, any realized investment gain or loss are recorded by the respective Businesses based upon their discrete ownership of investments in their facility. Beginning in the third quarter of 2007, pending the implementation of these changes, the commingled facility was managed so that the proportionate interests of the Financial Services Businesses and Closed Block Business in the entire facility were maintained at approximately the same proportions held as of June 30, 2007 (approximately 49% and 51%, respectively).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2009, compared with December 31, 2008, and its consolidated results of operations for the three and six months ended June 30, 2009 and 2008. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the “Risk Factors” section, the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 6 to the Consolidated Financial Statements for more information on the Closed Block. At the time of demutualization, we determined the amount of Closed Block assets so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the Closed Block policies. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $580 billion of assets under management as of June 30, 2009, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Current Developments

Financial Markets. The global financial markets have experienced extreme stress since the second half of 2007. Volatility and disruption in the global financial markets reached unprecedented levels for the post World War II period. The availability and cost of credit has been materially affected. These factors, combined with recent economic conditions, including depressed home and commercial real estate prices and increasing foreclosures, depressed equity market values, declining business and consumer confidence, and rising unemployment, have precipitated a severe economic recession and concerns of prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets have experienced both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. These events in the credit markets as well as volatility in equity and real estate markets have had and may continue to have a substantial adverse effect on us.

As further discussed in “—Liquidity and Capital Resources,” the U.S. federal government has taken numerous actions to address financial market conditions. These actions include the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP, as well as the Term Asset-Backed Securities Loan Facility, or TALF. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. TALF is designed to provide secured financing for certain types of asset-backed securities, including (as of July 2009) certain high-quality commercial mortgage-backed securities issued before January 1, 2009.

We applied in October 2008 to participate in the TARP Capital Purchase Program and on May 14, 2009, we received preliminary approval from the U.S. Treasury to participate in the program. However, on June 1, 2009, we announced that we would not participate in the TARP Capital Purchase Program. In the first quarter of 2009, we began participating in TALF as an eligible borrower. We continue to evaluate other government sponsored programs for which we may be eligible.

As a result of the volatility and disruption in the global financial markets and in order to manage our liquidity and capital resources, we undertook certain actions during 2008 as described in more detail in our 2008 Annual Report on Form 10-K. Due to the continuation of the financial market dislocations into 2009 and in order to continue to manage our liquidity and capital resources, we undertook certain additional actions in the first half of 2009, including the following:

•	Issued 36.9 million shares of Prudential Financial Common Stock in a public offering (at a price of $39.00 per share for net proceeds of $1.391 billion) and $1 billion of medium-term notes.

•	Provided notice to Wells Fargo, on June 17, 2009, of the exercise of our “lookback” option put rights related to our minority joint venture interest in Wachovia Securities.

•	Made capital contributions and capital loans to our international insurance operations in Japan totaling $366 million.

•

Borrowed $1.5 billion in the form of collateralized funding agreements from the Federal Home Loan Bank of New York, or FHLBNY, which was subsequently used to replace inter-company funding agreements between Prudential Insurance and Prudential Financial, previously funded through proceeds from the sale of Prudential Financial’s retail medium-term notes, making the corresponding proceeds available for general corporate purposes.

•	Reduced exposure to short-term financing markets, primarily through planned runoff of commercial paper borrowings.

•	Undertook sales of assets held by some of our affiliates to reduce their borrowing needs.

While the above actions have strengthened our liquidity and capital position, certain of them, as well as our decision to maintain higher levels of cash and short-term investments than in prior periods, have prevented us from investing our resources in an economically optimal manner. For additional information on our liquidity and capital resources, and the actions we undertook in the first half of 2009, see “—Liquidity and Capital Resources.”

We continue to monitor the liquidity and capital needs of Prudential Financial and its subsidiaries. If the disruption in the credit and capital markets continues or worsens, we will need to take additional capital management actions to maintain capital consistent with our rating objectives, which may include additional internal actions or, if internal resources are insufficient or market conditions continue to deteriorate, further access to external sources of capital, if available.

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

Our financial condition and results of operations for the first half of 2009 reflect the following:

•

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the three and six months ended June 30, 2009 was $538 million and $533 million, respectively, reflecting net realized investment losses and related adjustments in our investment portfolio in both periods and the positive impact of improved financial market conditions during the second quarter of 2009 on reported results of our Individual Annuities segment.

•

Pre-tax net realized investment losses and related adjustments of the Financial Services Businesses for the three and six months ended June 30, 2009 were $872 million and $1,582 million, respectively, primarily reflecting decreases in market value of derivatives used in investment duration management and hedging programs of $519 million and $599 million and other-than-temporary impairments of fixed maturity and equity securities of $391 million and $1,068 million, for the three and six months ended June 30, 2009, respectively.

•

Net unrealized losses on general account fixed maturity investments of the Financial Services Businesses amounted to $4.352 billion as of June 30, 2009, compared to $6.567 billion as of December 31, 2008. Gross unrealized gains decreased from $4.684 billion as of December 31, 2008 to $3.454 billion as of June 30, 2009 and gross unrealized losses decreased from $11.251 billion to $7.806 billion for the same periods. Net unrealized losses on general account fixed maturity investments of the Closed Block Business amounted to $2.816 billion as of June 30, 2009, compared to $4.035 billion as of December 31, 2008.

•

We continued to have positive net flows in our domestic annuity, retirement and asset management businesses, as well as solid sales in our domestic and international insurance businesses, in the second quarter and first six months of 2009.

•

Individual Annuity gross sales for the second quarter of 2009 reached a record high of $3.4 billion, an increase from $2.8 billion in the prior year quarter. Individual Annuity net sales for the second quarter of 2009 were $2.0 billion, an increase from $518 million in the prior year quarter, and were $2.7 billion in the first six months of 2009, an increase from $1.1 billion in the prior year.

•

As of June 30, 2009, Prudential Financial, the parent holding company, had cash and short-term investments of $4.735 billion after repayment during the second quarter of 2009 of $1.8 billion principal amount of Prudential Financial convertible debt securities.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and six months ended June 30, 2009 and 2008 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$432	$154	$449	$269
Retirement	99	141	258	265
Asset Management	33	190	32	309
Individual Life	138	103	178	199
Group Insurance	105	80	198	170
International Insurance	465	453	890	866
International Investments	16	26	26	51
Corporate and Other	(162)	(20)	(328)	(71)
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(872)	(527)	(1,582)	(1,192)
Charges related to realized investment gains (losses), net	(5)	41	39	28
Investment gains (losses) on trading account assets supporting insurance liabilities, net	686	(123)	831	(385)
Change in experience-rated contractholder liabilities due to asset value changes	(347)	94	(392)	294
Divested businesses	(24)	10	(56)	(57)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	14	(32)	17	(68)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	578	590	560	678
Income (loss) from continuing operations before income taxes for Closed Block Business	(586)	38	(556)	12

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(8)	$628	$4	$690

Results for the three and six months ended June 30, 2009 presented above reflect the following:

•

Individual Annuities segment results for the second quarter and first six months of 2009 increased in comparison to the prior year periods, primarily reflecting the impact of improved market conditions. Results for the second quarter and first six months of 2009 included $416 million and $89 million, respectively, of benefits related to both reserve releases and decreases in the amortization of deferred policy acquisition and other costs, due to market appreciation. Also impacting results was a $468 million unfavorable variance in the three month period and a $890 million favorable variance in the six month period, related to the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. These variances were largely driven by changes in our adjustment to the embedded derivative liabilities for market-perceived non-performance risk, and resulted in a corresponding $416 million decrease in the three month period, and $664 million increase in the six month period, in the amortization of deferred policy acquisition and other costs. Also contributing to results in both periods was a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts.

•

Retirement segment results for the second quarter and first six months of 2009 decreased in comparison to the corresponding prior year periods, primarily driven by a decline in asset management fees, due to a decrease in average full service fee-based retirement account values, primarily resulting from equity market depreciation. Partially offsetting the decline in the six month period was improved investment results in our full service business.

•

Asset Management segment results for the second quarter of 2009 decreased in comparison to the second quarter of 2008, largely attributable to unfavorable results from the segment’s proprietary investing activities and commercial mortgage origination and servicing activities, as well as lower asset management and transaction fees. These items were partially offset by a decrease in compensation costs. Results for the first six months of 2009 decreased due to less favorable results from the segment’s proprietary investing activities and commercial mortgage origination and servicing activities, as well as lower asset management fees, performance based incentive fees and transaction fees, partially offset by lower compensation costs.

•

Individual Life segment results for the second quarter of 2009 improved from the second quarter of 2008 primarily due to a decrease in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, primarily reflecting favorable separate account fund performance. Favorable mortality experience, net of reinsurance, also contributed to the improvement in adjusted operating income partially offset by a decrease in asset based fees. Results for the first six months of 2009 declined from the first six months of 2008 primarily due to a decrease in asset based fees due to lower separate account asset balances resulting from the unfavorable impact of equity market performance in late 2008 and early 2009.

•

Group Insurance segment results improved in both the second quarter of 2009 and the first six months of 2009, reflecting more favorable claims experience in both our group life and group disability businesses.

•

The International Insurance segment is comprised of its Life Planner and Gibraltar Life operations. Results from the segment’s Life Planner operations improved in both the second quarter of 2009 and the first six months of 2009, reflecting a $25 million benefit from the migration to a new policy valuation system and from the continued growth of our Japanese Life Planner operation. Results from the segment’s Gibraltar Life operation declined in both the second quarter of 2009 and the first six months of 2009, reflecting a $7 million detriment from the migration to a new policy valuation system and higher general and administrative expenses.

•

International Investments segment results declined in both the second quarter of 2009 and the first six months of 2009, reflecting lower results from the segment’s Korean asset management operation and global commodities group.

•

Corporate and Other results for the second quarter of 2009 declined from the second quarter of 2008 primarily due to increased interest expense on a higher level of capital debt and lower investment earnings. Results for the first six months of 2009 declined from the first six months of 2008 primarily due to lower investment earnings, increased interest expense on capital debt and greater losses in our real estate and relocation services business.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the second quarter and first six months of 2009 amounted to a loss of $872 million and $1,582 million, respectively, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $391 million and $1,068 million, respectively, as well as decreases in the fair value of derivative used in investment duration management and hedging programs of $519 million and $599 million, respectively.

•

Income (loss) from continuing operations before income taxes in the Closed Block Business decreased $624 million in the second quarter of 2009 compared to the second quarter of 2008, and $568 million for the first six months of 2009 compared to the first six months of 2008. Results in both periods of 2009 reflect higher net realized investment losses and a decrease in net investment income, which were partially offset by the cumulative earnings policyholder dividend obligation which was reduced to zero.

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

A discussion of each of the remaining critical accounting estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2008, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

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

The Company did not evaluate goodwill for impairment as of June 30, 2009, as no events occurred or circumstances changed that would have more likely than not reduced the fair value of a reporting unit below its carrying amount during the second quarter of 2009. The carrying value of goodwill was $706 million as of June 30, 2009. Significant market declines or other events impacting the fair value of the reporting units that have goodwill, or increases in the level of equity required to support these reporting units, could result in an impairment of some or all of the goodwill in future periods, resulting in a charge to “General and administrative expenses.”

Accounting Pronouncements Adopted

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

Recent Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes income from continuing operations for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$411	$117	$399	$196
Retirement	42	(145)	(16)	(265)
Asset Management	29	188	11	337

Total U.S. Retirement Solutions and Investment Management Division	482	160	394	268
Individual Life	201	169	210	129
Group Insurance	17	(36)	9	(33)

Total U.S. Individual Life and Group Insurance Division	218	133	219	96
International Insurance	163	174	185	493
International Investments	5	21	7	40

Total International Insurance and Investments Division	168	195	192	533
Corporate and Other	(290)	102	(245)	(219)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	578	590	560	678
Income tax expense	49	37	42	78

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	529	553	518	600
Equity in earnings of operating joint ventures, net of taxes	5	24	(1)	67

Income from continuing operations for Financial Services Businesses	534	577	517	667
Income (loss) from discontinued operations, net of taxes	21	(3)	22	(1)

Net income—Financial Services Businesses	555	574	539	666
Less: Income attributable to noncontrolling interests	17	8	6	32

Net income attributable to Prudential Financial, Inc.	$538	$566	$533	$634

Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$1.21	$1.34	$1.23	$1.50
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$1.20	$1.33	$1.23	$1.49
Basic net income attributable to Prudential Financial, Inc. per share— Common Stock	$1.25	$1.33	$1.28	$1.50
Diluted net income attributable to Prudential Financial, Inc. per share— Common Stock	$1.25	$1.32	$1.28	$1.49

Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$(586)	$38	$(556)	$12
Income tax expense (benefit)	(211)	23	(200)	5

Income (loss) from continuing operations for Closed Block Business	(375)	15	(356)	7

Income from discontinued operations, net of taxes	—	—	—	—

Net income (loss)—Closed Block Business	(375)	15	(356)	7
Less: Income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to Prudential Financial, Inc.	$(375)	$15	$(356)	$7

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$(193.00)	$0.50	$(189.00)	$(9.50)
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	$(193.00)	$0.50	$(189.00)	$(9.50)

Consolidated:
Net income attributable to Prudential Financial, Inc.	$163	$581	$177	$641

Results of Operations—Financial Services Businesses

2009 to 2008 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses decreased $43 million, from income of $577 million in the second quarter of 2008 to income of $534 million in the second quarter of 2009. Results for the current year quarter include a higher level of pre-tax net investment losses in our general account as compared to the prior year quarter. Pre-tax net investment losses also include an unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with certain variable annuity products. This variance was largely driven by changes in our adjustment to the embedded derivative liabilities for market-perceived non-performance risk, and resulted in a related decrease in the amortization of deferred policy acquisition and other costs. The decrease in income also reflects lower fee based revenues primarily due to market value declines in customer account values and assets under management. Partially offsetting these items was a benefit related to reserve releases for the guaranteed minimum death and income benefit features of our variable annuity products and lower amortization of deferred policy acquisition and other costs primarily due to market appreciation. In addition, income reflects an increase in other revenues, partially offset by an increase in benefits and expenses, due to changes in value of recorded assets and recorded liabilities that are expected to ultimately accrue to contractholders. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended June 30, 2009 of $1.20 per share of Common Stock decreased from $1.33 per share of Common Stock for the three months ended June 30, 2008. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $11 million for the three months ended June 30, 2009, compared to $14 million for the three months ended June 30, 2008. The direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2009 to 2008 Six Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses decreased $150 million, from income of $667 million for the first six months of 2008 to income of $517 million for the first six months of 2009. Results for the current year include a higher level of pre-tax net investment losses in our general account as compared to the prior year. The decrease in income also reflects lower fee based revenues primarily due to market value declines in customer account values and assets under management. Partially offsetting these items was a favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with certain variable annuity products. This variance was largely driven by changes in our adjustment to the embedded derivative liabilities for market-perceived non-performance risk, and resulted in a related increase in the amortization of deferred policy acquisition and other costs. In addition, income reflects an increase in other revenues, partially offset by an increase in benefits and expenses, due to changes in value of recorded assets and recorded liabilities that are expected to ultimately accrue to contractholders. On a diluted per share basis, income from continuing operations attributable to the

Financial Services Businesses for the six months ended June 30, 2009 of $1.23 per share of Common Stock decreased from $1.49 per share of Common Stock for the six months ended June 30, 2008. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $22 million for the six months ended June 30, 2009, compared to $26 million for the six months ended June 30, 2008.

Results of Operations—Closed Block Business

2009 to 2008 Three Month Comparison. Income (loss) from continuing operations for the Closed Block Business for the three months ended June 30, 2009, was a loss of $375 million, or $(193.00) per share of Class B Stock, compared to income of $15 million, or $0.50 per share of Class B Stock, for the three months ended June 30, 2008. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $11 million for the three months ended June 30, 2009, compared to $14 million for the three months ended June 30, 2008. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2009 to 2008 Six Month Comparison. Income (loss) from continuing operations for the Closed Block Business for the six months ended June 30, 2009, was a loss of $356 million, or $(189.00) per share of Class B Stock, compared to income of $7 million, or $(9.50) per share of Class B Stock, for the six months ended June 30, 2008. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $22 million for the three months ended June 30, 2009, compared to $26 million for the three months ended June 30, 2008. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Adjusted operating income excludes “Realized investment gains (losses), net,” except as indicated below, and related charges and adjustments. A significant element of realized investment gains and losses are impairments and credit-related and interest rate-related gains and losses from sales of securities. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to our discretion and influenced by market opportunities, as well as our tax and capital profile. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values are expected to ultimately accrue to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$115	$622	$2,007	$1,195
Benefits and expenses	(317)	468	1,558	926

Adjusted operating income	432	154	449	269
Realized investment gains (losses), net, and related adjustments(1)	4	(52)	(18)	(105)
Related charges(1)(2)	(25)	15	(32)	32

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$411	$117	$399	$196

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income increased $278 million, from $154 million in the second quarter of 2008 to $432 million in the second quarter of 2009. Adjusted operating income for the second quarter of 2009 included $416 million of benefits related to the quarterly adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The $416 million of benefits included $328 million relating to the quarterly market performance adjustments and $88 million relating to the quarterly adjustments for current period experience, and were driven by market appreciation in the second quarter of 2009 as discussed below. Adjusted operating income for the second quarter of 2008 included $6 million of benefits related to the quarterly adjustments for current period experience. Partially offsetting these benefits was a $468 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, largely driven by a reduction to our adjustment for market-perceived non-performance risk as discussed below. A corresponding decrease in current period gross profits related to this unfavorable variance led to an offsetting decrease in the amortization of deferred policy acquisition and other costs of $416 million. In addition, fee income decreased, driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to a fixed general account option over the twelve months ending June 30, 2009. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $5 billion of net investments out of the separate accounts and into our general account over the twelve months ended June 30, 2009, primarily due to equity market declines. Higher average annuity account values invested in our general account resulting from these transfers also led to improved investment results, which partially offset the decrease in fee income.

The $328 million of benefits in the second quarter of 2009 relating to the quarterly market performance adjustments referred to above, including $233 million relating to releases of reserves for the guaranteed minimum death and income benefit features of our variable annuity products and $95 million relating to decreases to the amortization of deferred policy acquisition and other costs, reflect market performance related adjustments to our estimate of total gross profits to reflect actual fund performance in the second quarter of 2009. The actual rate of return on variable annuity account values for the second quarter of 2009 was 12.7% compared to our previously expected rate of return of 2.6%. In light of recent market conditions, beginning in the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. The better than expected market return in the second quarter of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The previously expected rate of return for the second quarter of 2009 was based upon our current maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits results in a lower required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period. In addition, the lower rate of amortization will also be applied to future gross profits in calculating amortization in future periods which, all else being equal, will result in higher net profits in future periods.

We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the second quarter of 2009, the projected future annual rate of return calculated using the reversion to the mean approach for most contract groups was greater than 10.5%, our current maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for most contract groups as discussed above, all else being equal, future quarterly rates of return higher or lower than 2.6% will result in decreases or increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, referred to as an adjustment for current period experience, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The $88 million of benefits in the second quarter of 2009 relating to the quarterly adjustments for current period experience included a $47 million decrease to the amortization of deferred policy acquisition and other costs and $41 million relating to releases of reserves for the guaranteed minimum death and income benefit features of our variable annuity products. The adjustment for deferred policy acquisition and other costs reflects a reduction in amortization due to better than expected gross profits, resulting primarily from a favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features excluding the adjustment for non-performance risk, as described below, and better than expected lapse experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products primarily reflects higher than expected fee income as well as lower than expected actual contract guarantee claims costs in the second quarter of 2009.

The $468 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features referred to above reflects a charge of $474 million in the second quarter of 2009 compared to a charge of $6 million in the second quarter of 2008. The charge in the second quarter of 2009 includes $660 million related to a reduction in our adjustment to the embedded derivative liabilities for the market’s perception of our non-performance risk. Under SFAS No. 157 we are required to incorporate our own risk of non-performance in the valuation of the embedded derivative liabilities associated with our living benefit features. To reflect our market-perceived non-performance risk, in addition to the risk premium inherent in the London Interbank Offered Rate (or LIBOR), we incorporate an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities. The reduction in the non-performance risk adjustment in the second quarter of 2009 was primarily driven by the application of this additional spread over LIBOR to an overall lower level of embedded derivative liabilities, resulting from the impact of improved market conditions and higher interest rates. A decrease in the additional spread over LIBOR in the second quarter 2009 also contributed to the reduction in our adjustment for market-perceived non-performance risk. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, including the inputs for non-performance risk, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.”

Excluding the $660 million charge related to our adjustment for market perceived non-performance risk, the capital markets hedging activities resulted in a $186 million benefit in second quarter of 2009, reflecting a $1,697 million benefit related to the change in the fair value of the embedded derivatives, partially offset by an $1,511 million charge related to the change in the fair value of the related hedge positions. This benefit was primarily driven by the out-performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy. The capital markets hedging activities for the second quarter of 2008 resulted in a $6 million charge, reflecting a $151 million charge related to the change in the fair value of the hedge positions, partially offset by a $145 million benefit related to the change in the fair value of the embedded derivatives. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period.

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in their original pricing, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. Together with certain product design elements, our capital markets hedging program is designed to limit our exposure to the equity market, interest rate, and market volatility risk inherent in the living benefit features of certain variable annuity products, as part of our overall risk management strategy. A decrease in the availability or an increase in the cost of the derivative hedging instruments used in these capital markets hedging activities could have an adverse impact on our results of operations going forward. Changes in our market-perceived non-performance risk or changes in the actuarial assumptions around the timing of annuitization and withdrawals, contract lapses and contractholder mortality could also result in fluctuations in the estimated fair value of the embedded derivatives associated with our living benefit features and could positively or negatively impact our results of operations going forward.

2009 to 2008 Six Month Comparison. Adjusted operating income increased $180 million, from $269 million in the first six months of 2008 to $449 million in the first six months of 2009. Included within this increase is a

$890 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features largely driven by changes in our market-perceived non-performance risk as discussed below. A corresponding increase in current period gross profits related to this favorable variance led to an offsetting increase in the amortization of deferred policy acquisition and other costs of $664 million. Adjusted operating income for the first six months of 2009 also included $89 million of benefits related to the quarterly adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The $89 million of benefits included $65 million relating to the quarterly adjustments for current period experience and $24 million relating to the quarterly market performance adjustments, and were driven by market appreciation in the first six months of 2009 as discussed below. Adjusted operating income for the first six months of 2008 included $9 million of charges related to the quarterly adjustments for current period experience. Partially offsetting these items was a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to a fixed general account option over the twelve months ended June 30, 2009. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $5 billion of investments out of the separate accounts and into our general account over the twelve months ended June 30, 2009, due to equity market declines. Higher average annuity account values invested in our general account resulting from these transfers also led to improved investment results, which partially offset the decrease in fee income.

The $890 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features referred to above reflects a benefit of $844 million in the first six months of 2009 compared to a charge of $46 million in the first six months of 2008. The benefit in the first six months of 2009 includes $651 million of benefits related to updates of the inputs used in the valuation of the embedded derivative liabilities, including a $559 million benefit related to an update to reflect a market-perceived increase in our own risk of non-performance, and a $92 million benefit reflecting inclusion of new market inputs for implied volatility. In light of recent developments, including rating agency downgrades to the claims-paying ratings of our insurance subsidiaries, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.”

Excluding the $651 million of benefits related to updates of the inputs used in the valuation of the embedded derivatives associated with our living benefit features, the capital markets hedging activities resulted in a $193 million benefit in the first six months of 2009, reflecting a $1,788 million benefit related to the change in the fair value of the embedded derivatives, partially offset by an $1,595 million charge related to the change in the fair value of the related hedge positions. This benefit was primarily driven by the out-performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy. The capital markets hedging activities for the first six months of 2008 resulted in a $46 million charge, reflecting a $118 million charge related to the change in the fair value of the embedded derivatives, partially offset by a $72 million benefit related to the change in the fair value of the related hedge positions.

The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The $65 million of benefits in the first six months of 2009 relating to the quarterly adjustments for current period experience included $72 million relating to decreases to the amortization of deferred policy acquisition and other costs, partially offset by a $7 million charge relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products. The adjustments for deferred policy acquisition and other costs in the first six months of 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and better than expected lapse experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products primarily reflects higher than expected actual contract guarantee claims costs in the first six months of 2009 due to lower than expected lapses, partially offset by higher than expected fee income.

The $24 million of benefits in the first six months of 2009 from the quarterly market performance adjustments referred to above include $66 million relating to releases of reserves for the guaranteed minimum death and income benefit features of our variable annuity products, partially offset by charges of $42 million relating to increases to the amortization of deferred policy acquisition and other costs. These market performance related adjustments largely reflect updates to our estimate of total gross profits for better than expected actual fund performance in the first six months of 2009. Included within the $42 million increase in amortization of deferred policy acquisition and other costs is a $73 million charge to amortize the remaining balance of valuation of business acquired, or VOBA, related to the variable annuity contracts acquired from Allstate. The additional charge was required in the first quarter of 2009, as the declines in estimated future gross profits related to market performance caused the present value of estimated gross profits for these contracts to fall below zero. Since the VOBA balance was completely amortized for these contracts, it cannot be reestablished for market value appreciation in subsequent periods. Excluding this Allstate block of business, market value appreciation in the first six months of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The increase in our estimate of total gross profits results in a lower required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $507 million, from $622 million in the second quarter of 2008 to $115 million in the second quarter of 2009. Policy charges and fees and asset management fees and other income decreased $587 million, including a $468 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, primarily driven by a reduction in our adjustment to the embedded derivative liabilities for market-perceived non-performance, as discussed above. In addition, fee income declined, driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation over the twelve months ending June 30, 2009 and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features. Partially offsetting these items, was a $77 million increase in net investment income, reflecting higher average annuity account values invested in our general account, also resulting from these transfers.

2009 to 2008 Six Month Comparison. Revenues increased $812 million, from $1,195 million in the first six months of 2008 to $2,007 million in the first six months of 2009. Policy charges and fees and asset management fees and other income increased $621 million, including a $890 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, primarily driven by a market-perceived increase in our own risk of non-performance, as discussed above. This favorable variance was partially offset by a decrease in fee income driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation over the twelve months ending June 30, 2009 and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features. In addition, net investment income increased $190 million, reflecting higher average annuity account values invested in our general account, also resulting from these transfers.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $785 million, from a charge of $468 million in the second quarter of 2008 to a benefit of $317 million in the second quarter of 2009. Absent the impact of the $410 million benefit related to higher quarterly adjustments for current period experience and market performance and the $416 million decrease in the amortization of deferred policy acquisition and other costs due to the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features discussed above, which account for $826 million of the decrease, benefits and expenses increased $41 million. On this basis, interest credited to policyholders’ account balances increased $54 million primarily reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. Also on this basis, policyholders’ benefits, including changes in reserves, increased $33 million primarily reflecting higher actual and expected contract guarantee claims costs related to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Partially offsetting these increases was a $29 million decrease in general and administrative expenses, net of capitalization, absent the effect of the items mentioned above, and a $12 million decrease in interest expense. The decrease in general and administrative expenses, net of capitalization, on this basis, was driven by declines in distribution and asset management costs associated with lower variable annuity account values, and lower amortization of VOBA primarily reflecting the impact of lower gross profits due to the decrease in fee income. The decrease in interest expense reflects paydowns of inter-company debt, which were funded with affiliated capital contributions.

2009 to 2008 Six Month Comparison. Benefits and expenses increased $632 million, from $926 million in the first six months of 2008 to $1,558 million in the first six months of 2009. Absent the net impact of the $664 million increase in the amortization of deferred policy acquisition and other costs due to the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and the $98 million benefit related to higher quarterly adjustments for current period experience and market performance discussed above, which account for $566 million of the decrease, benefits and expenses increased $66 million. On this basis, interest credited to policyholders’ account balances increased $113 million primarily reflecting higher average annuity account values invested in our general account, resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. Also on this basis, policyholders’ benefits, including changes in reserves, increased $60 million primarily reflecting higher actual and expected contract guarantee claims costs related to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Partially offsetting these increases was a $80 million decrease in general and administrative expenses, net of capitalization, absent the effect of the items mentioned above, and a $22 million decrease in interest expense. The decrease in general and administrative expenses, net of capitalization, on this basis, was driven by declines in distribution and asset management costs associated with lower variable annuity account values, and lower amortization of VOBA primarily reflecting the impact of lower gross profits due to the decrease in fee income. The decrease in interest expense reflects paydowns of inter-company debt, which were funded with affiliated capital contributions.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Variable Annuities(1):
Beginning total account value	$57,942	$74,977	$60,007	$80,330
Sales	3,378	2,740	5,486	5,569
Surrenders and withdrawals	(1,315)	(2,185)	(2,758)	(4,358)

Net sales	2,063	555	2,728	1,211
Benefit payments	(236)	(262)	(492)	(556)

Net flows	1,827	293	2,236	655
Change in market value, interest credited and other activity	5,566	(246)	3,297	(5,655)
Policy charges	(236)	(317)	(441)	(623)

Ending total account value(2)	$65,099	$74,707	$65,099	$74,707

Fixed Annuities:
Beginning total account value	$3,263	$3,440	$3,295	$3,488
Sales	41	24	96	41
Surrenders and withdrawals	(75)	(61)	(152)	(114)

Net redemptions	(34)	(37)	(56)	(73)
Benefit payments	(37)	(40)	(80)	(83)

Net flows	(71)	(77)	(136)	(156)
Interest credited and other activity	30	31	63	63
Policy charges	(1)	—	(1)	(1)

Ending total account value	$3,221	$3,394	$3,221	$3,394

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of June 30, 2009, variable annuity account values are invested in equity funds ($21 billion or 32%), balanced funds ($17 billion or 26%), market value adjusted or fixed rate options ($13 billion or 20%), bond funds ($9 billion or 14%) and other ($5 billion or 8%).

2009 to 2008 Three Month Comparison. Total account values for fixed and variable annuities amounted to $68.3 billion as of June 30, 2009, an increase of $7.1 billion from March 31, 2009. The increase came primarily from increases in the market value of customers’ variable annuities due to equity market appreciation and, to a lesser extent, from positive variable annuity net flows. Total account values as of June 30, 2009 decreased $9.8 billion from June 30, 2008, primarily due to decreases in the market value of customers’ variable annuities due to significant equity market declines, partially offset by positive variable annuity net flows. Individual variable annuity gross sales increased by $638 million, from $2,740 million in the second quarter of 2008 to $3,378 million in the second quarter of 2009. The increase reflects increased sales of our optional living benefit product features, which benefited from competitor product modifications to increase pricing and scale back product features. While we have announced similar modifications which we will begin offering in the third quarter of 2009, we believe our product offering including these modifications will still be competitively positioned in relation to our competitors going forward. Individual variable annuity surrenders and withdrawals decreased by $870 million, from $2,185 million in the second quarter of 2008 to $1,315 million in the second quarter of 2009, reflecting the overall impact of lower account values due to market depreciation and lower lapses for policies where the current policyholder account value is below the guaranteed minimum death or living benefit value.

2009 to 2008 Six Month Comparison. Total account values for fixed and variable annuities amounted to $68.3 billion as of June 30, 2009, an increase of $5.0 billion from December 31, 2008. The increase came primarily from increases in the market value of customers’ variable annuities due to equity market appreciation and from positive variable annuity net flows. Total account values as of June 30, 2009 decreased $9.8 billion from June 30, 2008, primarily due to decreases in the market value of customers’ variable annuities due to significant equity market declines, partially offset by positive variable annuity net flows. Individual variable annuity gross sales decreased by $83 million, from $5,569 million in the first six months of 2008 to $5,486 million in the first six months of 2009, reflecting the negative impact on sales of the market volatility and equity market decline experienced in the first quarter of 2009, partially offset by strong sales of our optional living benefit product features in the second quarter of 2009 as discussed above. Individual variable annuity surrenders and withdrawals decreased by $1.6 billion, from $4,358 million in the first six months of 2008 to $2,758 million in the first six months of 2009, reflecting the overall impact of lower account values due to market depreciation and lower lapses for policies where the current policyholder account value is below the guaranteed minimum death or living benefit value.

Variable Annuity Net Amount at Risk

As a result of the volatility and disruption in the global financial markets, in recent periods we have seen significant increases in the net amount at risk for our variable annuity products with riders that include optional living and guaranteed minimum death benefit features. The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. Variable annuity account values with living benefit features were $38.7 billion, $33.1 billion and $37.1 billion as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively. We segregate our variable annuity living benefit features into four broad product groupings based on our risk management strategies. The following table sets forth the account value and net amount at risk of our variable annuities with living benefit features based on these product grouping, as of the dates indicated.

Risk Management Strategy:	June 30, 2009		December 31, 2008		June 30, 2008
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element and capital markets hedging	$15,309	$1,245	$9,655	$1,071	$6,833	$400
Automatic rebalancing element only	7,626	5	7,998	257	9,057	1
Capital markets hedging only	11,577	2,642	11,287	3,097	15,251	607
No automatic rebalancing element or capital markets hedging	4,184	1,644	4,114	1,876	5,958	759

Total variable annuity account values with living benefit features	$38,696	$5,536	$33,054	$6,301	$37,099	$1,767

The automatic rebalancing element included in the design of certain variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers, depending on the product, to either a fixed general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. The automatic rebalancing element is designed to limit our exposure to equity market risk and market volatility. Our latest offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and we have discontinued the sale of optional living benefit features without an automatic rebalancing element. As of June 30, 2009 approximately 59% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 53% and 43% as of December 31, 2008 and June 30, 2008, respectively. As of June 30, 2009 approximately 23% of the net amount at risk associated with variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 21% and 23% as of December 31, 2008 and June 30, 2008, respectively. In our capital markets hedging program we purchase equity options and futures as well as interest rate derivatives to hedge certain guarantees for changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of our market exposures related to guaranteed minimum death and income benefits, which risks we previously retained. While the expansion of our hedging program did not have a material impact on our results in the second quarter of 2009, we will continue to assess the expansion of the hedging program over the next several quarters.

Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $38.7 billion, $33.1 billion and $37.1 billion of variable annuity account values with living benefit features as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively, also contain guaranteed minimum death benefits. An additional $22.8 billion, $23.3 billion and $32.9 billion of variable annuity account values, respectively, contain guaranteed minimum death benefits, but no living benefit features. The following table sets forth the account value and net amount at risk of our variable annuities with guaranteed minimum death benefits split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	June 30, 2009		December 31, 2008		June 30, 2008
Risk Management Strategy:	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element	$22,850	$1,328	$17,653	$1,698	$15,889	$535
No automatic rebalancing	38,632	12,248	38,733	14,404	54,100	5,247

Total variable annuity account values with guaranteed minimum death benefits	$61,482	$13,576	$56,386	$16,102	$69,989	$5,782

As of June 30, 2009 approximately 37% of variable annuity account values with guaranteed minimum death benefits included an automatic rebalancing element in the product design, compared to 31% and 23% as of December 31, 2008 and June 30, 2008, respectively. As of June 30, 2009 approximately 10% of the net amount at risk associated with variable annuity account values with guaranteed minimum death benefits included an automatic rebalancing element in the product design, compared to 11% and 9% as of December 31, 2008 and June 30, 2008, respectively.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$1,230	$1,207	$2,438	$2,474
Benefits and expenses	1,131	1,066	2,180	2,209

Adjusted operating income	99	141	258	265
Realized investment gains (losses), net, and related adjustments(1)	(401)	(256)	(719)	(435)
Related charges(2)	5	(1)	6	(4)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	575	(168)	772	(273)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(236)	139	(333)	182

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$42	$(145)	$(16)	$(265)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

On October 10, 2008, we acquired MullinTBG Insurance Agency Services, LLC and related entities, or MullinTBG, a provider of executive benefit solutions and financing strategies, including nonqualified executive deferred compensation plans. The acquisition included $8.9 billion of nonqualified full service retirement account values that we administer, which are not reported on our balance sheet.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income for the Retirement segment decreased $42 million, from $141 million in the second quarter of 2008 to $99 million in the second quarter of 2009, reflecting a decrease in adjusted operating income for both our full service business and our institutional investment products business. The decline in our full service business was primarily driven by lower asset management fees, due to a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation. Also contributing to the decline was a $13 million unfavorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. This unfavorable variance is primarily driven by a reduction in our adjustment to reflect our market perceived non-performance risk in the fair value of the embedded derivative. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with these guaranteed minimum withdrawal benefits, including the inputs for non-performance risk, see “—Valuation of Assets and Liabilities—Fair Value of Assets and

Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” Partially offsetting these declines in our full service business was an increase in investment results driven by higher average invested assets in our general account due to full service participant transfers from our equity based separate account products to our general account stable value products, as well as higher net yields due to the impact of lower crediting rates on general account liabilities, resulting from rate resets. Substantially all of our stable value general account products are either fully or partially participating, and we have the ability to reset crediting rates annually or semi-annually giving effect to previous investment experience. The decrease in our institutional investment products business was driven by a decline in investment results and a lower benefit from reserve releases due to less favorable case experience related to our group annuity blocks of business. The decline in investment results was primarily due to lower net yields, including the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes. Higher levels of short-term liquidity are being maintained to provide additional capability to address changing cash needs during the current market conditions.

We have not evaluated the goodwill of the Retirement segment’s full service business for impairment as of June 30, 2009, as no events occurred or circumstances changed during the second quarter of 2009 that would have more likely than not reduced the fair value of this business below its carrying amount. The carrying value of the Retirement segment’s full service business goodwill was $444 million as of June 30, 2009. Market declines or other events impacting the fair value of this business, or increases in the level of equity required to support this business from what we had assumed, could result in an impairment of some or all of the goodwill associated with this business in future periods, resulting in a charge to “General and administrative expenses.”

2009 to 2008 Six Month Comparison. Adjusted operating income for the Retirement segment decreased $7 million, from $265 million in the first six months of 2008 to $258 million in the first six months of 2009, reflecting a decrease in adjusted operating income for our full service business, partially offset by higher results in our institutional investment products business. The decline in our full service business was primarily driven by lower asset management fees, due to a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation. Partially offsetting the decline in our full service business was an increase in investment results, driven by higher average invested assets in our general account due to full service participant transfers from our equity based separate account products to our general account stable value products, as well as higher net yields due to the impact of lower crediting rates on general account liabilities, resulting from rate resets. The increase in our institutional investment products business was driven by a greater benefit from reserve releases, including reserve refinements primarily reflecting updates of client census data, and improved investment results. The increase in investment results was primarily due to the impact of the scheduled maturity of a single large guaranteed investment contract which had an interest crediting rate in excess of our general account invested asset yield, partially offset by lower yields, including the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes, as discussed above.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $23 million, from $1,207 million in the second quarter of 2008 to $1,230 million in the second quarter of 2009. Premiums increased $107 million, driven by higher life-contingent structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Partially offsetting this increase was a $54 million decline in net investment income, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes, as discussed above. A larger base of invested assets, primarily driven by participant transfers from our equity based separate account products to our general account stable value products in our full service business, served as a partial offset to the decline in net investment income. Policy charges and fee income and asset management fees and other income decreased $30 million, primarily relating to a decline in asset management fees driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation, as well as full service participant transfers from our equity based separate account products to our general account stable value products. The $13 million unfavorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts discussed above, also contributed to the decline. Partially offsetting these declines in policy charges and fee income and asset management fees and other income was $8 million of revenues in the second quarter of 2009 associated with the acquired operations of MullinTBG.

2009 to 2008 Six Month Comparison. Revenues decreased $36 million, from $2,474 million in the first six months of 2008 to $2,438 million in the first six months of 2009. Net investment income decreased $86 million, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes, as discussed above. A larger base of invested assets, primarily driven by participant transfers from our equity based separate account products to our general account stable value products in our full service business, served as a partial offset to the decline in net investment income. Policy charges and fee income and asset management fees and other income decreased $15 million, primarily relating to a decline in asset management fees driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation, as well as full service participant transfers from our equity based separate account products to our general account stable value products. Partially offsetting the decline in asset management fees was $20 million of revenues in the first six months of 2009 associated with the acquired operations of MullinTBG. Also serving as a partial offset was a $14 million favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. This favorable variance was primarily driven by a benefit related to an update of the inputs used in the valuation of the embedded derivative to incorporate a spread over LIBOR, reflecting a market-perceived increase in our own risk of non-performance. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with these guaranteed minimum withdrawal benefits, including the inputs for non-performance risk, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” Premiums increased $65 million, driven by higher life-contingent structured settlement sales, partially offset by lower single premium group annuity sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $65 million, from $1,066 million in the second quarter of 2008 to $1,131 million in the second quarter of 2009. Policyholders’ benefits, including the change in policy reserves, increased $96 million, primarily reflecting the increase in premiums discussed above, as well as less favorable case experience related to our group annuity blocks of business, partially offset by lower interest on lower general account policy reserves. In addition, general and administrative expenses, net of capitalization, increased $25 million, driven by expenses incurred to support several large client sales as well as $12 million of costs related to the acquired operations of MullinTBG, partially offset by the absence of costs related to an interim service agreement relating to the retirement business acquired from Union Bank of California, N.A., which were included in the second quarter of 2008. Partially offsetting these items was a $39 million decrease in interest credited to policyholders’ account balances, primarily reflecting lower crediting rates on floating rate guaranteed investment products and lower crediting rates on full service stable value product liabilities due to rate resets, partially offset by the impact of higher full service general account stable value product account values from participant transfers from equity based separate account products. Interest expense decreased $13 million, reflecting lower interest rates on lower borrowings used to support investments.

2009 to 2008 Six Month Comparison. Benefits and expenses decreased $29 million, from $2,209 million in the first six months of 2008 to $2,180 million in the first six months of 2009. Interest credited to policyholders’ account balances decreased $84 million, primarily reflecting lower crediting rates on floating rate guaranteed investment products and lower crediting rates on full service stable value product liabilities due to rate resets, partially offset by the impact of higher full service general account stable value product account values from participant transfers from equity based separate account products. In addition, interest expense decreased $31 million, reflecting lower interest rates on borrowings used to support investments. Partially offsetting these decreases, policyholders’ benefits, including the change in policy reserves, increased $42 million, primarily reflecting the increase in premiums discussed above, partially offset by an increased benefit from reserve releases, including reserve refinements primarily reflecting updates of client census data, and lower interest on lower general account policy reserves. General and administrative expenses, net of capitalization, increased $41 million, driven by expenses incurred to support several large client sales as well as $26 million of costs related to the acquired operations of MullinTBG, partially offset by the absence of costs related to an interim service agreement relating to the retirement business acquired from Union Bank of California, N.A., which were included in the first six months of 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Full Service(1):
Beginning total account value	$102,159	$107,060	$99,738	$112,192
Deposits and sales	3,890	4,530	14,379	9,116
Withdrawals and benefits	(3,803)	(4,366)	(8,034)	(8,299)
Change in market value, interest credited and interest income	8,704	(307)	4,867	(6,092)

Ending total account value	$110,950	$106,917	$110,950	$106,917

Net additions (withdrawals)	$87	$164	$6,345	$817

Institutional Investment Products(2):
Beginning total account value	$49,030	$51,667	$50,491	$51,591
Additions(3)	2,343	1,606	2,970	3,416
Withdrawals and benefits	(1,272)	(1,944)	(3,309)	(3,646)
Change in market value, interest credited and interest income	678	241	526	802
Other(4)	(1,304)	(57)	(1,203)	(650)

Ending total account value	$49,475	$51,513	$49,475	$51,513

Net additions (withdrawals)	$1,071	$(338)	$(339)	$(230)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $4.9 billion and $5.4 billion as of June 30, 2009 and 2008, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $4.9 billion and $5.2 billion as of June 30, 2009 and 2008, respectively. Ending total account value for the institutional investments products business also includes $1.5 billion as of June 30, 2009 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $1.9 billion and $3.4 billion as of June 30, 2009 and 2008, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”

(3)	Additions includes $500 million for the three and six months ended June 30, 2009 representing transfers of externally managed client balances to accounts we manage. This addition is offset within Other, as there was no net impact on ending account values for this transfer.
(4)	Other includes transfers from (to) the Asset Management segment of $115 million and $(91) million for the three and six months ended June 30, 2008, respectively. Other also includes $(500) million in the three and six months ended June 30, 2009, representing transfers of externally managed client balances to accounts we manage. This addition is offset within Additions, as there was no net impact on ending account values for this transfer. For the six months ended June 30, 2009, Other also includes $1,500 million representing collateralized funding agreements issued to the FHLBNY and for the three and six months ending June 30, 2009 includes $(507) million and $(1,522) million, respectively, representing terminations of affiliated funding agreements utilizing proceeds from the issuances to FHLBNY. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.

2009 to 2008 Three Month Comparison. Account values in our full service business amounted to $111.0 billion as of June 30, 2009, an increase of $8.8 billion from March 31, 2009. The increase in account values was primarily driven by an increase in the market value of customer funds due to equity market appreciation. Account values in our full service business as of June 30, 2009 increased $4.0 billion from June 30, 2008, driven by $9.4 billion of net additions for the twelve months ended June 30, 2009, as well as the addition of $8.9 billion of account values related to the acquisition of MullinTBG, partially offset by a decrease in the market value of customer funds due to significant declines in the equity markets. Net additions decreased $77 million, from $164 million in the second quarter of 2008 to $87 million in the second quarter of 2009, primarily reflecting lower new plan sales, partially offset by lower plan lapses. Plan lapses in the second quarter of 2008 included $844 million of lapses relating to account values acquired from Union Bank of California, N.A. These lapses occurred during the final stages of the conversion of acquired account values to our systems platform, which was completed in the second quarter of 2008.

Account values in our institutional investment products business amounted to $49.5 billion as of June 30, 2009, an increase of $445 million from March 31, 2009, primarily reflecting net additions of $1.071 billion, driven by sales of our structured settlement and guaranteed investment products in the institutional markets, partially offset by net outflows from externally managed accounts. Account values in our institutional investment products business as of June 30, 2009 decreased $2.038 billion from June 30, 2008, primarily reflecting net withdrawals of $1.8 billion for the twelve months ended June 30, 2009, driven by the impact of scheduled withdrawals of our guaranteed investment products, as well as net outflows from externally managed accounts. Net additions (withdrawals) increased $1.409 billion, from net withdrawals of $338 million in the second quarter of 2008 to net additions of $1.071 billion in the second quarter of 2009. This increase reflects the impact of both higher additions and lower scheduled withdrawals of our guaranteed investment products. Sales of our retail notes and institutional notes have been negatively impacted by unfavorable capital markets conditions, in particular during the second half of 2008 and into the second quarter of 2009, as the stress experienced by global financial markets that began in the second half of 2007 continued. Rating agency downgrades to the claims-paying ratings of our insurance subsidiaries in the first quarter of 2009 could also have an adverse impact on sales of our guaranteed investment products in future periods.

2009 to 2008 Six Month Comparison. Account values in our full service business amounted to $111.0 billion as of June 30, 2009, an increase of $11.2 billion from December 31, 2008. The increase in account values was driven by both net additions of $6.3 billion and an increase in the market value of customer funds due to equity market appreciation. Account values in our full service business as of June 30, 2009 increased $4.0 billion from June 30, 2008, driven by $9.4 billion of net additions for the twelve months ended June 30, 2009, as well as the addition of $8.9 billion of account values related to the acquisition of MullinTBG, partially offset by a decrease in the market value of customer funds due to significant declines in the equity markets. Net additions increased $5.5 billion, from $817 million in the first six months of 2008 to $6.3 billion in the first six months of 2009, primarily reflecting higher new plan sales. New plan sales in the first six months of 2009 included a concentration of large client sales, including eight client sales over $100 million, totaling $5.8 billion, compared to five client sales over $100 million in the first six months of 2008, which totaled $1.4 billion.

Account values in our institutional investment products business amounted to $49.5 billion as of June 30, 2009, a decrease of $1.016 billion from December 31, 2008, reflecting net withdrawals of $338 million, driven by the impact of scheduled withdrawals of our guaranteed investment products, as well as net outflows from externally managed accounts. Account values in our institutional investment products business as of June 30, 2009 decreased $2.038 billion from June 30, 2008, primarily reflecting net withdrawals of $1.8 billion for the twelve months ended June 30, 2009, driven by the impact of scheduled withdrawals of our guaranteed investment products, as well as net outflows from externally managed accounts. Net withdrawals increased $109 million, from $230 million in the first six months of 2008 to $339 million in the first six months of 2009. This increase reflects the impact of lower sales of our guaranteed investment products, as discussed above.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$342	$564	$605	$1,112
Benefits and expenses	309	374	573	803

Adjusted operating income	33	190	32	309
Realized investment gains (losses), net, and related adjustments(1)	(19)	(10)	(25)	2
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	15	8	4	26

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$29	$188	$11	$337

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $157 million, from $190 million in the second quarter of 2008 to $33 million in the second quarter of 2009. Results of the segment’s proprietary investing activities decreased $90 million primarily reflecting lower proprietary investing balances during the current period, and, to a lesser extent, lower returns on real estate investments. Investment results in a fixed income fund included income of $42 million in the second quarter of 2008, compared to income of $5 million in the second quarter of 2009. Our entire investment in the fixed income fund was redeemed as of June 30, 2009. Proprietary investing results for equity investments declined $28 million reflecting the exit of several equity investment funds in 2009. Real estate proprietary investing decreased $26 million, reflecting the impact of lower real estate values on co-investments and other seed investments.

Also contributing to the decrease in adjusted operating income was a decline of $48 million in the segment’s commercial mortgage origination and servicing activities driven by an increase in interim loan loss reserves. Due to current market conditions and the inherent risk of these loans, the underwriting of new interim loans has been suspended. As of June 30, 2009, the principal balance of interim loans outstanding totaled $1.8 billion, which excludes $141 million of future fundings related to these loans that would need to be disbursed if the borrowers met the conditions for these fundings. As of June 30, 2009, these interim loans outstanding had a weighted average loan-to-value ratio of 109%, indicating that, in aggregate, the loan amount is greater than the collateral value, and a weighted average debt service coverage ratio of 1.26 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $150 million. Results in the second quarter of 2009 also reflect a decrease in asset management fees primarily from retail and institutional customer assets as a result of decreased asset values due to market depreciation, which more than offset net inflows of institutional and retail funds, in addition to lower transaction fees related to our real estate investment management activities. In addition, results for the second quarter of 2009 reflect lower income related to mutual fund service fees and securities lending activities. These declines were partially offset by a decrease in compensation costs.

2009 to 2008 Six Month Comparison. Adjusted operating income decreased $277 million, from $309 million in the first six months of 2008 to $32 million in the first six months of 2009. Results of the segment’s proprietary investing activities decreased $105 million primarily reflecting lower returns on real estate investments, as well as lower proprietary investing balances during the current period. Real estate proprietary investing decreased $72 million reflecting the impact of lower real estate values on co-investments. Investment results in the fixed income fund included income of $8 million in the first six months of 2008, compared to losses of $11 million in the first six months of 2009. Our entire investment in the fixed income fund was redeemed as of June 30, 2009. Proprietary investing results for equity investments declined $16 million reflecting the exit of several equity investment funds in 2009. In addition, the segment’s commercial mortgage origination and servicing activities decreased $51 million primarily driven by an increase in interim loan loss reserves. Results in 2009 also reflect a decrease in asset management fees primarily from retail and institutional customer assets as a result of decreased asset values due to market depreciation, as well as lower transaction and performance based incentive fees, primarily related to institutional real estate funds reflecting a decline in real estate values. In addition, results for the first six months of 2009 reflect lower income related to mutual fund service fees and securities lending activities. These declines were partially offset by a decrease in compensation costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$126	$136	$245	$269
Retail customers(1)	62	85	118	166
General account	66	67	130	134

Total asset management fees	$254	$288	$493	$569

Incentive fees	14	10	(3)	82
Transaction fees	9	31	12	46
Proprietary investing	(13)	86	(43)	82
Commercial mortgage(2)	(22)	25	(13)	30

Total incentive, transaction, proprietary investing and commercial mortgage revenues	(12)	152	(47)	240

Service, distribution and other revenues(3)	100	124	159	303

Total revenues	$342	$564	$605	$1,112

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $16 million and $14 million in the three months ended June 30, 2009 and 2008, respectively, and $30 million and $28 million in the six months ended June 30, 2009 and 2008, respectively.

	June 30, 2009	June 30, 2008
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$163.5	$179.3
Retail customers(2)	70.3	84.6
General account	175.6	175.0

Total	$409.4	$438.9

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at fair market value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30, 2009	June 30, 2008
	(in millions)
Co-Investments:
Real Estate	$300	$228
Fixed Income	2	492
Seed Investments:
Real Estate	166	497
Public Equity	55	462
Fixed Income	31	53
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	38	835
Real Estate secured by Fund Assets	338	154

Total	$930	$2,721

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $222 million, from $564 million in the second quarter of 2008 to $342 million in the second quarter of 2009. Revenues from proprietary investing decreased $99 million primarily reflecting lower proprietary investing balances during the current period, driven by lower investment results in a fixed income fund, and the exiting of several equity fund investments in 2009. The decrease in proprietary investing revenues also reflected lower real estate proprietary investing, primarily from lower real estate values on co-investments and other seed investments. Commercial mortgage revenues decreased $47 million primarily as a result of additional interim loan loss reserves in the second quarter of 2009. Asset management fees decreased $34 million, primarily from the management of retail and institutional customer assets as a result of lower asset values due to market depreciation. Service, distribution and other revenues decreased $24 million primarily due to lower mutual fund service fees and assets under management, with a corresponding decrease in expense, as well as revenues related to securities lending activities. Also contributing to the decrease were lower revenues in certain consolidated real estate funds, which were fully offset by lower expenses related to noncontrolling interests in these funds.

2009 to 2008 Six Month Comparison. Revenues decreased $507 million, from $1.112 billion in the first six months of 2008 to $605 million in the first six months of 2009. Service, distribution and other revenues decreased $144 million primarily related to lower revenues in certain consolidated real estate funds, which were fully offset by lower expenses related to noncontrolling interests in these funds. In addition, service fee revenues declined primarily due to a change in the service fee arrangement with Wachovia Securities and lower assets under management, with a corresponding decrease in expense. The remainder of the decrease in service, distribution and other revenues includes lower mutual fund service fee revenues, as well as a decline in revenues related to securities lending activities. Revenues from proprietary investing decreased $125 million reflecting lower returns on real estate investments, as well as lower proprietary investing balances during the current period. Real estate proprietary investing revenues decreased primarily due to the impact of lower real estate values on co-investments. The decrease in proprietary investing revenues also reflected lower investment results in a fixed income fund and the exiting of several equity investment funds in 2009. In addition, incentive fees decreased $85 million primarily related to institutional real estate funds as a result of adverse real estate market conditions. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of June 30, 2009, $133 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $123 million as of December 31, 2008. In the first six months of 2009, adjustments of

$25 million related to previously recognized incentive fees contributed to the decline in incentive fees resulting from fund performance. Asset management fees decreased $76 million, primarily from the management of retail and institutional customer assets as a result of lower asset values due to market depreciation. Commercial mortgage revenues decreased $43 million as a result of additional interim loan loss reserves in the first six months of 2009, as discussed above.

Expenses

2009 to 2008 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $65 million, from $374 million in the second quarter of 2008 to $309 million in the second quarter of 2009, driven by compensation costs primarily due to lower incentive compensation as a result of lower revenues, as well as lower headcount. In addition, expenses related to the decline in mutual fund service fee revenue and revenues associated with certain real estate funds decreased, as discussed above.

2009 to 2008 Six Month Comparison. Expenses decreased $230 million, from $803 million in the first six months of 2008 to $573 million in the first six months of 2009, driven by lower expenses related to the decline in mutual fund service fee revenue, incentive based fees, and revenues associated with certain real estate funds, as discussed above. In addition, compensation costs decreased primarily due to lower incentive compensation as a result of lower revenues, as well as lower headcount.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$703	$676	$1,383	$1,356
Benefits and expenses	565	573	1,205	1,157

Adjusted operating income	138	103	178	199
Realized investment gains (losses), net, and related adjustments(1)	63	66	32	(70)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$201	$169	$210	$129

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income increased $35 million, from $103 million in the second quarter of 2008 to $138 million in the second quarter of 2009. The increase in adjusted operating income reflects a net decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves relating to current quarter experience, primarily reflecting the impact of more favorable equity markets on separate account fund performance, which was partially offset by an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves reflecting the impact of unfavorable equity markets in late 2008 and early 2009 on variable product policy persistency. Favorable mortality experience, net of reinsurance, in the second quarter of 2009 compared to the second quarter of 2008 also contributed to the increase in adjusted operating income. The current quarter also benefited from higher earnings from growth in term and universal life insurance in force. Partially offsetting these items was a decrease in asset based fees due to lower separate account asset balances in comparison to the prior year quarter, reflecting the impact of the unfavorable equity markets in late 2008 and early 2009.

Amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves includes the impact of actual market performance on both actual profits and estimated future gross profits, used as the basis for amortizing deferred policy acquisition costs. We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the second quarter of 2009, the projected future rate of return calculated using the reversion to the mean approach was greater than 10.9%, our current maximum future rate of return assumption across all asset types for this business. As a result, we utilized the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits.

2009 to 2008 Six Month Comparison. Adjusted operating income decreased $21 million, from $199 million in the first six months of 2008 to $178 million in the first six months of 2009. The decrease in adjusted operating income reflects a decrease in asset based fees due to lower separate account asset balances reflecting the impact of the unfavorable equity markets in late 2008 and early 2009. Amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, was slightly higher than the prior year as an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves reflecting the impact of unfavorable equity markets in late 2008 and early 2009 on variable product policy persistency was mostly offset by a decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves relating to current quarter experience, primarily reflecting the impact of more favorable equity markets on separate account fund performance. Results in 2009 also reflect higher earnings from growth in term and universal life insurance in force, partially offset by losses on an investment in a real property separate account fund.

Amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves includes the impact of actual market performance on both actual profits and estimated future gross profits, used as the basis for amortizing deferred policy acquisition costs. We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the second quarter of 2009, the projected future rate of return calculated using the reversion to the mean approach was greater than 10.9%, our current maximum future rate of return assumption across all asset types for this business. As a result, we utilized the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $27 million, from $676 million in the second quarter of 2008 to $703 million in the second quarter of 2009. Premiums increased $22 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $18 million, reflecting higher asset balances primarily from the financing of regulatory requirements associated with statutory reserves for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits. Policy charges and fees and asset management fees and other income decreased $13 million, primarily reflecting lower asset based fees due to lower separate account asset balances reflecting the unfavorable impact of equity market performance in late 2008 and early 2009.

2009 to 2008 Six Month Comparison. Revenues increased $27 million, from $1,356 million in the first six months of 2008 to $1,383 million in the first six months of 2009. Premiums increased $34 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $35 million, reflecting higher asset balances primarily from the financing of regulatory requirements associated with statutory reserves for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits, partially offset by losses on an investment in a real property separate account fund. Policy charges and fees and asset management fees and other income decreased $42 million, primarily reflecting lower asset based fees due to lower separate account asset balances reflecting the unfavorable impact of equity market performance in late 2008 and early 2009.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $8 million, from $573 million in the second quarter of 2008 to $565 million in the second quarter of 2009. Amortization of deferred policy acquisition costs decreased $14 million, primarily reflecting the impact of more favorable equity markets on separate account fund performance partially offset by an increase in amortization reflecting the impact of unfavorable equity markets in late 2008 and early 2009 on variable product policy persistency. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $6 million, reflecting higher policyholder reserves from growth in our in force block of term insurance and an increase in interest credited to policyholders’ account balances due to growth in universal life account balances from increased policyholder deposits, partially offset by lower death claim costs.

2009 to 2008 Six Month Comparison. Benefits and expenses increased $48 million, from $1,157 million in the first six months of 2008 to $1,205 million in the first six months of 2009. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $43 million, reflecting an expected level of higher death claim costs and policyholder reserves associated with growth in our in force block of term insurance and an increase in interest credited to policyholders’ account balances due to growth in universal life account balances from increased policyholder deposits. Amortization of deferred policy acquisition costs increased $3 million, primarily reflecting the impact of unfavorable equity markets in late 2008 and early 2009 on variable product policy persistency, which was partially offset by a decrease in amortization primarily reflecting the impact of more favorable equity markets in the second quarter of 2009 on separate account fund performance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Annualized New Business Premiums(1):
Excluding corporate-owned life insurance:
Variable life	$5	$10	$9	$21
Universal life	32	22	60	39
Term life	61	52	113	103

Total excluding corporate-owned life insurance	98	84	182	163
Corporate-owned life insurance	—	—	—	—

Total	$98	$84	$182	$163

Annualized new business premiums by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$24	$29	$46	$57
Third party	74	55	136	106

Total	$98	$84	$182	$163

(1)	The Individual Life sales measure was modified in the fourth quarter of 2008 to reflect annualized new business premiums, which represent annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. This new measure provides a more meaningful presentation of sales results and trends than the former measure, which included 100% of excess (unscheduled) or single premiums. Prior period amounts have been restated to conform to the current presentation.

2009 to 2008 Three Month Comparison. Sales of new life insurance, measured as described above, increased $14 million, from $84 million in the second quarter of 2008 to $98 million in the second quarter of 2009. The increase in sales is primarily due to a $10 million increase in sales of universal life products and a $9 million increase in term life product sales by the third party distribution channel, partially offset by a $5 million decrease in sales of variable life products by Prudential Agents. Sales from the third party distribution channel were $19 million higher than the prior year quarter due to higher sales of universal life products reflecting the impact of product repricing in the second half of 2008 as well as higher sales of term life products reflecting market disruptions for some of our competitors. In the second quarter of 2009, we increased universal life and term life prices, which could impact future sales. Sales by Prudential Agents were $5 million lower than the prior year quarter primarily due to lower sales of variable life products which were impacted by the unfavorable market conditions experienced in late 2008 and early 2009. The number of Prudential Agents decreased slightly from 2,446 at June 30, 2008 to 2,421 at June 30, 2009.

2009 to 2008 Six Month Comparison. Sales of new life insurance, measured as described above, increased $19 million, from $163 million in the first six months of 2008 to $182 million in the first six months of 2009. The increase in sales is primarily due to a $21 million increase in sales of universal life products and a $10 million increase in term life product sales primarily by the third party distribution channel, partially offset by a $12 million decrease in sales of variable life products by Prudential Agents. Sales from the third party distribution channel were $30 million higher than the first six months of 2008 due to higher sales of universal life products reflecting the impact of product repricing in the second half of 2008. Sales by Prudential Agents were

$11 million lower than the first six months of 2008 primarily due to lower sales of variable life products which were impacted by the unfavorable market conditions experienced in late 2008 and early 2009. The number of Prudential Agents decreased from 2,446 at June 30, 2008 to 2,421 at June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Cash value of surrenders	$236	$196	$493	$374

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	5.0%	3.5%	5.1%	3.2%

2009 to 2008 Three Month Comparison. The total cash value of surrenders increased $40 million, from $196 million in the second quarter of 2008 to $236 million in the second quarter of 2009, reflecting a greater volume of surrenders, including lapses to extended term, of variable life insurance in 2009 compared to the prior year quarter, due primarily to market conditions and policyholders electing to surrender their policies rather than make premium payments or make the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.5% in the second quarter of 2008 to 5.0% in the second quarter of 2009.

2009 to 2008 Six Month Comparison. The total cash value of surrenders increased $119 million, from $374 million in the first six months of 2008 to $493 million in the first six months of 2009, reflecting a greater volume of surrenders, including lapses to extended term, of variable life insurance in 2009 compared to the prior year, due primarily to market conditions and policyholders electing to surrender their policies rather than make premium payments or make the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.2% in the first six months of 2008 to 5.1% in the first six months of 2009.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$1,303	$1,218	$2,636	$2,475
Benefits and expenses	1,198	1,138	2,438	2,305

Adjusted operating income	105	80	198	170
Realized investment gains (losses), net, and related adjustments(1)	(86)	(116)	(185)	(203)
Related charges(2)	(2)	—	(4)	—

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$17	$(36)	$9	$(33)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income increased $25 million, from $80 million in the second quarter of 2008 to $105 million in the second quarter of 2009, reflecting higher underwriting earnings in both our group life and group disability businesses primarily due to more favorable claims experience. Partially offsetting this increase was higher operating expenses primarily related to business growth.

2009 to 2008 Six Month Comparison. Adjusted operating income increased $28 million, from $170 million in the first six months of 2008 to $198 million in the first six months of 2009, reflecting higher underwriting earnings in both our group life and group disability businesses primarily due to more favorable claims experience. Partially offsetting this increase was the benefit in the first six months of 2008 of a $20 million premium adjustment for updated data on a large group life insurance case. Also offsetting the increase in adjusted operating income was higher operating expenses primarily related to business growth.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $85 million, from $1.218 billion in the second quarter of 2008 to $1.303 billion in the second quarter of 2009. Group life premiums and policy charges and fee income increased by $39 million, from $810 million in the second quarter of 2008 to $849 million in the second quarter of 2009, primarily reflecting growth of business in force resulting from new sales and continued strong persistency. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $46 million from $225 million in the second quarter of 2008 to $271 million in the second quarter of 2009, primarily reflecting growth in business in force resulting from new sales and continued strong persistency.

2009 to 2008 Six Month Comparison. Revenues increased by $161 million, from $2.475 billion in the first six months of 2008 to $2.636 billion in the first six months of 2009. Group life premiums and policy charges and fee income increased by $103 million, from $1.603 billion in the first six months of 2008 to $1.706 billion in the first six months of 2009. This increase primarily reflects growth of business in force resulting from new sales, and strong persistency of 96% in the first six months of 2009 compared to 94% in the first six months of 2008. Partially offsetting the increase in group life premium is the premium adjustment recorded during the first six months of 2008 discussed above. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $56 million from $505 million in the first six months of 2008 to $561 million in the first six months of 2009. This increase primarily reflects growth of business in force resulting from new sales, and strong persistency of 94% in the first six months of 2009 compared to 90% in the first six months of 2008.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Benefits ratio(1):
Group life	87.3%	89.4%	87.6%	88.3%
Group disability	85.6	86.2	85.9	88.9
Administrative operating expense ratio(2):
Group life	8.7	8.2	8.8	8.2
Group disability	18.1	22.3	18.0	19.6

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $60 million, from $1.138 billion in the second quarter of 2008 to $1.198 billion in the second quarter of 2009. This increase reflects a $53 million increase in policyholders’ benefits, including the change in policy reserves, from $919 million in the second quarter of 2008 to $972 million in the second quarter of 2009, primarily due to growth of business in force, partially offset by more favorable claims experience in both our group life and group disability businesses. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth.

The group life benefits ratio improved 2.1 percentage points from the second quarter of 2008 to the second quarter of 2009, due to more favorable mortality experience. The group disability benefits ratio improved 0.6 percentage points from the second quarter of 2008 to the second quarter of 2009, due to more favorable claim experience. The group life administrative operating expense ratio was relatively unchanged from the second quarter of 2008 to the second quarter of 2009. The group disability administrative operating expense ratio improved from the second quarter of 2008 to the second quarter of 2009, as growth in the business outpaced the related increase in operating expenses.

2009 to 2008 Six Month Comparison. Benefits and expenses increased by $133 million, from $2.305 billion in the first six months of 2008 to $2.438 billion in the first six months of 2009. This increase reflects a $112 million increase in policyholders’ benefits, including the change in policy reserves, from $1.864 billion in the first six months of 2008 to $1.976 billion in the first six months of 2009, primarily due to growth of business in force, partially offset by more favorable claims experience in both our group life and group disability businesses. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth.

The group life benefits ratio improved 0.7 percentage points from the first six months of 2008 to the first six months of 2009, due to more favorable mortality experience. Excluding the impact of the premium adjustment discussed above, the group life benefits ratio improved approximately 1.8 percentage points. The group disability benefits ratio improved 3.0 percentage points from the first six months of 2008 to the first six months of 2009, due to more favorable claim experience. The group life administrative operating expense ratio was relatively unchanged from the first six months of 2008 to the first six months of 2009. The group disability administrative operating expense ratio improved from the first six months of 2008 to the first six months of 2009, as growth in the business outpaced the related increase in operating expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Annualized new business premiums(1):
Group life	$35	$30	$245	$142
Group disability(2)	26	17	160	131

Total	$61	$47	$405	$273

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2009 to 2008 Three Month Comparison. Total annualized new business premiums increased $14 million, from $47 million in the second quarter of 2008 to $61 million in the second quarter of 2009. Group life sales increased $5 million due to increased large case sales to existing customers, partially offset by lower premiums associated with the assumption of existing liabilities from third parties, during the second quarter of 2009. Group disability sales increased $9 million due to increased sales to new customers and higher premiums associated with the assumption of existing liabilities from third parties during the second quarter of 2009.

2009 to 2008 Six Month Comparison. Total annualized new business premiums increased $132 million, from $273 million in the first six months of 2008 to $405 million in the first six months of 2009. Group life sales increased $103 million driven primarily by increased large case sales to both new and existing customers during the first six months of 2009. Group disability sales increased $29 million primarily due to increased sales to new and existing customers, partially offset by lower premiums associated with the assumption of existing liabilities from third parties during the first six months of 2009.

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

Forward currency hedging program

The financial results of our International Insurance segment and International Investments segment, excluding the global commodities group, for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency income hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations executes forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of each segment as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$—	$1	$(4)	$1
International Investments	1	1	4	1

Total International Insurance and Investments Division	$1	$2	$—	$2

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedge of actual earnings as a result of projected earnings differing from actual earnings. The consolidated net impact of this program recorded within the Corporate and Other operations were gains of $7 million and $1 million for the three months ended June 30, 2009 and 2008, respectively, and gains of $13 million and $2 million for the six months ended June 30, 2009 and 2008, respectively.

The notional amount of these forward currency contracts was $2.6 billion and $2.8 billion as of June 30, 2009 and December 31, 2008, respectively, of which $1.8 billion as of both June 30, 2009 and December 31, 2008 related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars interest income. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of

Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of both June 30, 2009 and December 31, 2008, the notional amount of these investments was ¥500 billion, or $4.4 billion, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yields generated by these investments were 2.7% for both the three and six months ended June 30, 2009 and 2.3% for both the three and six months ended June 30, 2008.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	June 30, 2009	December 31, 2008
	(in millions)
Cross-currency coupon swap agreements	$(22)	$12
Foreign exchange component of interest on dual currency investments	(71)	(82)

Total	$(93)	$(70)

The table below presents as of June 30, 2009, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2009	¥1.9	¥3.0	¥4.9	90.5
2010	3.6	5.0	8.6	88.2
2011	3.4	3.9	7.3	85.3
2012	3.1	2.9	6.0	83.0
2013-2034	33.3	53.5	86.8	79.3

Total	¥45.3	¥68.3	¥113.6	80.9

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $1.0 billion as of June 30, 2009. The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We are in the process of developing an economic capital framework, which includes available economic capital, as discussed in “—Liquidity and Capital Resources—Prudential Financial—Economic Capital,” and as we further develop this framework, or as other events occur, we may alter this strategy. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our

Japanese insurance operations, we currently seek to hedge a portion of estimated available economic capital and other measures of value, including the amount attributable to the U.S. GAAP equity of our Japanese insurance operations, which totaled $5.2 billion as of June 30, 2009 excluding “Accumulated other comprehensive income” components of Stockholders’ Equity and certain other adjustments. We hedge the estimated available economic capital in our Japanese insurance operations through a variety of instruments, including U.S. dollar denominated assets. These assets are financed with yen-denominated liabilities and equity held in our Japanese insurance operations. In addition, we may also hedge estimated available economic capital using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. In certain of our other foreign insurance operations, the U.S. GAAP equity exposure is mitigated by entering into forward currency contracts that generally qualify for hedge accounting treatment, and by holding U.S. dollar denominated investments. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

As of June 30, 2009, the aggregate amount of the instruments serving as hedges of our estimated available economic capital in our Japanese insurance operations amounted to $6.9 billion, a decrease of $0.9 billion from the $7.8 billion hedged as of December 31, 2008. These instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.2 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $0.8 billion held in our Japanese insurance operations, as well as $0.8 billion of net yen-denominated liabilities held in our U.S. domiciled entities, including a portion that has been converted to yen using swaps. The effects of the U.S. dollar denominated liabilities are reported in Corporate & Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above, which when added to the $6.9 billion of instruments serving as an equity hedge of our estimated available economic capital, results in a total estimated available economic capital hedge of approximately $9.7 billion as of June 30, 2009.

Available for sale investments under U.S. GAAP are carried at fair value with unrealized changes in fair value (except as described below for impairments), including those from foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income” within Equity. Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income” as “Foreign currency translation adjustments,” and can serve as an offset to the unrealized changes in the fair value of the available for sale investments. For the portion of available for sale investments that support our Japanese insurance operations’ U.S. GAAP equity this offset creates a “natural equity hedge.” For those U.S. dollar denominated investments, including available for sale investments, that support the portion of estimated available economic capital above our U.S. GAAP equity there is no offsetting impact to equity. In addition, the impact of foreign currency exchange rate movements on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated Yen-denominated debt and other hedging instruments within “Foreign currency translation adjustments.”

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

Because these U.S. dollar denominated investments are recorded on the books of yen-based entities, foreign currency exchange movements will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar denominated investments will decrease as a result of changes in the foreign currency exchange rates. Upon the ultimate sale or maturity of the U.S. dollar denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized gains (losses), net” within the income statement and, excluded from adjusted operating income. Similarly, other-than-temporary impairments on these investments may include the impact of changes in foreign currency exchange rates, which in certain circumstances will be included in “Realized gains (losses), net” within the income statement, and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments.

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

In addition, as of June 30, 2009 and December 31, 2008, our international insurance operations had $7.0 billion and $6.2 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. A portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including, for constant dollar information discussed below. The exchange rates used for 2009 and 2008 were Japanese yen at a rate of 106 yen per U.S. dollar and Korean won at a rate of 950 won per U.S. dollar. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,539	$1,489	$3,181	$3,066
Gibraltar Life	994	840	1,889	1,588

	2,533	2,329	5,070	4,654
Benefits and expenses:
Life Planner operations	1,224	1,203	2,572	2,495
Gibraltar Life	844	673	1,608	1,293

	2,068	1,876	4,180	3,788

Adjusted operating income:
Life Planner operations	315	286	609	571
Gibraltar Life	150	167	281	295

	465	453	890	866

Realized investment gains (losses), net, and related adjustments(1)	(320)	(307)	(777)	(375)
Related charges(1)(2)	17	27	69	—
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	111	45	59	(112)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(111)	(45)	(59)	112
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	1	1	3	2

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$163	$174	$185	$493

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. As of June 30, 2009, the Statement of Financial Position of Prudential Financial reflects $2.3 billion of assets and $2.3 billion of liabilities related to Yamato. Subsequent to the acquisition, we renamed the acquired company Prudential Financial of Japan Life Insurance Company Ltd.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income from Life Planner operations increased $29 million, from $286 million in the second quarter of 2008 to $315 million in the second quarter of 2009, including a $3 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations and the benefit recognized in the second quarter of 2008 of $13 million for the reversal of charges recorded in prior periods related to lapsed policies, adjusted operating income increased $45 million from the second quarter of 2008 to the second quarter of 2009. This increase primarily reflects a $25 million benefit in the second quarter of 2009 from the continuing migration to a new policy valuation system that resulted in favorable refinements that mostly benefited our Japanese Life Planner operations in the current period. We anticipate completing this initiative in 2010. Adjusted operating income also benefited from the continued growth of our Japanese Life Planner operation.

Gibraltar Life’s adjusted operating income decreased $17 million, from $167 million in the second quarter of 2008 to $150 million in the second quarter of 2009, with no impact from currency fluctuations. This decrease in adjusted operating income is primarily due to a decline in expense and other margins, including a detriment of $7 million in the second quarter of 2009 from the continuing migration to a new policy valuation system that resulted in unfavorable refinements in the current period.

2009 to 2008 Six Month Comparison. Adjusted operating income from Life Planner operations increased $38 million, from $571 million in the first six months of 2008 to $609 million in the first six months of 2009, including a $4 million unfavorable impact of currency fluctuations. Excluding the impact of currency fluctuations and the benefit recognized in the first six months of 2008 of $13 million for the reversal of charges recorded in prior periods related to lapsed policies, adjusted operating income increased $55 million from the first six months of 2008 to the first six months of 2009. This increase primarily reflects the continued growth of our Japanese Life Planner operation, as well as improved investment income margins. The improved investment income margins primarily reflect higher investment yields and investment portfolio growth. In addition, adjusted operating income benefited by $25 million in the first six months of 2009 due to the migration to a new policy valuation system discussed above. Partially offsetting these items was higher general and administrative expenses, as discussed below, and increased amortization of deferred policy acquisition costs reflecting slightly less favorable persistency and unfavorable market conditions.

Gibraltar Life’s adjusted operating income decreased $14 million, from $295 million in the first six months of 2008 to $281 million in the first six months of 2009, with no impact from currency fluctuations. This decrease in adjusted operating income is due to a decline in expense and other margins, which reflects higher general and administrative expenses, as well as a detriment of $7 million in the first six months of 2009 due to the migration to a new policy valuation system as discussed above. Offsetting these decreases were more favorable mortality experience than that of the prior year period and improved investment income margins.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $204 million, from $2.329 billion in the second quarter of 2008 to $2.533 billion in the second quarter of 2009, including a net favorable impact of $7 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $197 million, from $2.313 billion in the second quarter of 2008 to $2.510 billion in the second quarter of 2009.

Revenues from our Life Planner operations increased $50 million, from $1.489 billion in the second quarter of 2008 to $1.539 billion in the second quarter of 2009, including a net unfavorable impact of currency fluctuations of $38 million. Excluding the impact of currency fluctuations, revenues increased $88 million from the second quarter of 2008 to the second quarter of 2009. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $66 million, from $1.224 billion in the second quarter of 2008 to $1.290 billion in the second quarter of 2009. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $56 million, from $850 million in the second quarter of 2008 to $906 million in the second quarter of 2009, primarily reflecting growth of business in force from new sales and continued strong persistency. Also reflected in the increase in premiums and policy charges and fee income is the benefit from the migration to a new policy valuation system discussed above. Net investment income also increased $25 million, from $235 million in the second quarter of 2008 to $260 million in the second quarter of 2009, primarily due to investment portfolio growth.

Revenues from Gibraltar Life increased $154 million, from $840 million in the second quarter of 2008 to $994 million in the second quarter of 2009, including a favorable impact from currency fluctuations of $45 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $109 million from the second quarter of 2008 to the second quarter of 2009. This increase reflects a $99 million increase in premiums, from $557 million in the second quarter of 2008 to $656 million in the second quarter of 2009, primarily driven by an increase in single premium whole life sales in the current quarter.

2009 to 2008 Six Month Comparison. Revenues increased $416 million, from $4.654 billion in the first six months of 2008 to $5.070 billion in the first six months of 2009, including a net favorable impact of $90 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $326 million, from $4.649 billion in the first six months of 2008 to $4.975 billion in the first six months of 2009.

Revenues from our Life Planner operations increased $115 million, from $3.066 billion in the first six months of 2008 to $3.181 billion in the first six months of 2009, including a net unfavorable impact of currency fluctuations of $76 million. Excluding the impact of currency fluctuations, revenues increased $191 million from the first six months of 2008 to the first six months of 2009. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $125 million, from $2.543 billion in the first six months of 2008 to $2.668 billion in the first six months of 2009. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $107 million, from $1.794 million in the first six months of 2008 to $1.901 million in the first six months of 2009, primarily reflecting growth of business in force from new sales and continued strong persistency. Net investment income also increased $61 million, from $463 million in the first six months of 2008 to $524 million in the first six months of 2009, primarily due to investment portfolio growth.

Revenues from Gibraltar Life increased $301 million, from $1.588 billion in the first six months of 2008 to $1.889 billion in the first six months of 2009, including a favorable impact from currency fluctuations of $166 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $135 million from the first six months of 2008 to the first six months of 2009. This increase principally reflects a $102 million increase in premiums, from $1.082 billion in the first six months of 2008 to $1.184 billion in the first six months of 2009, primarily driven by an increase in single premium whole life sales in the second quarter of 2009. This increase in revenues also reflects an $18 million increase in net investment income, from $472 million in the first six months of 2008 to $490 million in the first six months of 2009, primarily due to the continued growth of our U.S. dollar denominated fixed annuity product.

Due to the long-term nature of many of the products we sell in Japan, we have historically sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. Based on an evaluation of recent market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended June 30, 2009 and 2008 we recognized gains of $7 million and losses of $6 million, respectively, and for the six months ended June 30, 2009 and 2008 we recognized gains of $13 million and losses of $8 million, respectively, in adjusted operating income related to these realized investment gains (losses). As of June 30, 2009, $767 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 32 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and we expect to resume implementing strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions changes. As we do so, the impact to our portfolio yields upon the resumption of these strategies will depend on the then current interest rate environment.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $192 million, from $1.876 billion in the second quarter of 2008 to $2.068 billion in the second quarter of 2009, including a net unfavorable impact of $10 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $182 million, from $1.847 billion in the second quarter of 2008 to $2.029 billion in the second quarter of 2009.

Benefits and expenses of our Life Planner operations increased $21 million, from $1.203 billion in the second quarter of 2008 to $1.224 billion in the second quarter of 2009, including a net favorable impact of $35 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $56 million from the second quarter of 2008 to the second quarter of 2009. Benefits and expenses of our Japanese Life Planner operation increased $48 million from $782 million in the second quarter of 2008 to $830 million in the second quarter of 2009, primarily reflecting an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force.

Gibraltar Life’s benefits and expenses increased $171 million, from $673 million in the second quarter of 2008 to $844 million in the second quarter of 2009, including a net unfavorable impact of currency fluctuations of $45 million. Excluding the impact of currency fluctuations, benefits and expenses increased $126 million from the second quarter of 2008 to the second quarter of 2009. This increase primarily reflects an increase in policyholder benefits, including changes in reserves, of $87 million due to higher single premium whole life sales in the current quarter.

2009 to 2008 Six Month Comparison. Benefits and expenses increased $392 million, from $3.788 billion in the first six months of 2008 to $4.180 billion in the first six months of 2009, including a net unfavorable impact of $94 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $298 million, from $3.763 billion in the first six months of 2008 to $4.061 billion in the first six months of 2009.

Benefits and expenses of our Life Planner operations increased $77 million, from $2.495 billion in the first six months of 2008 to $2.572 billion in the first six months of 2009, including a net favorable impact of $72 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $149 million from the first six months of 2008 to the first six months of 2009. Benefits and expenses of our Japanese Life Planner operation increased $117 million from $1.664 billion in the first six months of 2008 to $1.781 billion in the first six months of 2009, primarily reflecting an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force. Also contributing to the increase in benefits and expenses was higher general and administrative expenses and increased amortization of deferred policy acquisition costs reflecting slightly less favorable persistency and unfavorable market conditions. Reflected in the higher general and administrative expenses is $10 million of expenses recorded in the first six months of 2009 for the Life Planner operations related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s benefits and expenses increased $315 million, from $1.293 billion in the first six months of 2008 to $1.608 billion in the first six months of 2009, including a net unfavorable impact of currency fluctuations of $166 million. Excluding the impact of currency fluctuations, benefits and expenses increased $149 million from the first six months of 2008 to the first six months of 2009. This increase reflects an increase in policyholder benefits, including changes in reserves, of $77 million reflecting higher single premium whole life sales in the second quarter of 2009, partially offset by more favorable mortality experience than that of the prior year period. Also contributing to this increase is higher amortization of deferred policy acquisition costs related to the continued growth of our U.S. dollar denominated fixed annuity product and the increase in single premium whole life sales, as well as higher general and administrative expenses.

We continue to estimate that we will incur approximately $60 million of non-capitalizable costs in 2009 related to our on-going initiative in Japan discussed above, with the vast majority of these expenditures to be recognized in our Gibraltar Life operations during the second half of 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$181	$188	$401	$423
Gibraltar Life	147	148	260	242

Total	$328	$336	$661	$665

On a constant exchange rate basis:
Life Planner operations	$184	$188	$408	$421
Gibraltar Life	139	147	244	243

Total	$323	$335	$652	$664

2009 to 2008 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums declined $12 million, from $335 million in the second quarter of 2008 to $323 million in the second quarter of 2009.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $4 million, as lower sales in Japan mostly reflective of the current economic environment were partially offset by higher sales in both Korea and Taiwan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation decreased $8 million, reflecting lower sales of U.S. dollar denominated fixed annuity products in both our Life Advisor and bank distribution channels. This decline was partially offset by sales of the recently introduced Australian dollar denominated fixed annuity product and higher sales of life products in the bank distribution channel.

2009 to 2008 Six Month Comparison. On a constant exchange rate basis, annualized new business premiums declined $12 million, from $664 million in the first six months of 2008 to $652 million in the first six months of 2009.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $13 million, due to lower sales in Japan and Korea mostly reflective of the current economic environment.

The number of Life Planners increased by 196, or 3%, from 6,179 as of June 30, 2008 to 6,375 as of June 30, 2009, driven by increases of 103 in Taiwan, 78 in Brazil and 69 in Korea. During the same period, the number of Life Planners in Japan decreased by 92, reflective of the transfer of 177 Life Planners to Gibraltar, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Life Planners would have increased 6%, from June 30, 2008 to June 30, 2009. Prior to June 30, 2008, an additional 105 Japanese Life Planners were transferred to Gibraltar.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $1 million, reflecting sales of the recently introduced multi-currency denominated fixed annuity product and higher sales of life products in the bank distribution channel. Mostly offsetting these increases were lower sales of U.S. dollar denominated fixed annuity products in both our Life Advisor and bank distribution channels.

The number of Life Advisors increased by 477, or 8%, from 5,899 as of June 30, 2008 to 6,376 as of June 30, 2009, as both the first quarter and second quarter of 2009 included two hiring cycles. The increase in Life Advisors includes 55 of the Life Planners transferred to Gibraltar, as discussed above. The remaining transferees are not considered Life Advisors.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. Authorities in some jurisdictions regulate interest rates guaranteed in our insurance contracts. The regulated guaranteed interest rates do not necessarily match the actual returns on the underlying investments. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. With regulatory approval, guaranteed rates may be changed on new business. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products, other than those sold by Gibraltar Life, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first six months of 2009 and the first six months of 2008 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$108	$148	$209	$318
Expenses	92	122	183	267

Adjusted operating income	16	26	26	51
Realized investment gains (losses), net, and related adjustments(1)	—	—	—	3
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(11)	(5)	(19)	(14)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$5	$21	$7	$40

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

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

On May 25, 2009, we entered into an agreement with Mexican financial services group Grupo Actinver SA to sell our mutual fund and banking operations in Mexico. As a result, we have reflected these operations as discontinued operations for all periods presented as of June 30, 2009. This transaction is subject to regulatory approval and is expected to close in the third quarter of 2009. This transaction does not include our insurance business, our pension fund business or our real estate investments that are located in Mexico. Income (loss) from discontinued operations reflects $(1) million and $0 million for the three months ended June 30, 2009 and 2008, respectively, and $(1) million and $1 million for the six months ended June 30, 2009 and 2008, respectively, related to these operations.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $10 million, from $26 million in the second quarter of 2008 to $16 million in the second quarter of 2009. This decrease reflects lower results from the segment’s Korean asset management operation, primarily due to a decline in asset based fees and the culmination of the agreement with the Korean government discussed below. Also contributing to the decline in adjusted operating income was less favorable sales and trading results from the segment’s global commodities group. The adjusted operating income of our Korean asset management operation includes $4 million in the second quarter of 2008 of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC, related to the provision of asset management and brokerage services, which agreement ended on February 27, 2009.

2009 to 2008 Six Month Comparison. Adjusted operating income decreased $25 million, from $51 million in the first six months of 2008 to $26 million in the first six months of 2009. This decrease reflects lower results from the segment’s Korean asset management operation, primarily due to a decline in asset based fees and the culmination of the agreement with the Korean government discussed above. The segment’s global commodities group also contributed to the decline in adjusted operating income, as less favorable sales and trading results and a lower benefit from market value changes on securities relating to exchange memberships in the first six months of 2009, were partially offset by a $19 million credit loss related to a brokerage client that was recorded in the first six months of 2008. The adjusted operating income of our Korean asset management operation includes fee revenue from the Korean government under the agreement discussed above of $3 million and $9 million in the first six months of 2009 and 2008, respectively.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $40 million, from $148 million in the second quarter of 2008 to $108 million in the second quarter of 2009, primarily reflecting lower revenues in the Korean asset management operation and the global commodities group.

2009 to 2008 Six Month Comparison. Revenues decreased $109 million, from $318 million in the first six months of 2008 to $209 million in the first six months of 2009, primarily reflecting lower revenues in the Korean asset management operation and the global commodities group.

Expenses

2009 to 2008 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $30 million, from $122 million in the second quarter of 2008 to $92 million in the second quarter of 2009, primarily reflecting lower expenses corresponding with the lower level of revenues generated by the Korean asset management operation and the global commodities group.

2009 to 2008 Six Month Comparison. Expenses decreased $84 million, from $267 million in the first six months of 2008 to $183 million in the first six months of 2009, primarily reflecting lower expenses corresponding with the lower level of revenues generated by the Korean asset management operation and the global commodities group.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating Results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$21	$63	$29	$131
Capital debt interest expense	(123)	(63)	(236)	(128)
Pension income and employee benefits	52	67	100	132
Other corporate activities	(115)	(84)	(161)	(180)

Total Corporate Operations(1)	(165)	(17)	(268)	(45)
Real Estate and Relocation Services	3	(3)	(60)	(26)

Adjusted operating income	(162)	(20)	(328)	(71)

Realized investment gains (losses), net, and related adjustments(2)	(113)	148	110	(9)
Investment gains on trading account assets supporting insurance liabilities, net(1)(3)	—	—	—	—
Divested businesses(4)	(24)	10	(56)	(57)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	9	(36)	29	(82)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(290)	$102	$(245)	$(219)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $142 million, from a loss of $20 million in the second quarter of 2008 to a loss of $162 million in the second quarter of 2009. Adjusted operating income from corporate operations decreased $148 million, from a loss of $17 million in the second quarter of 2008 to a loss of $165 million in the second quarter of 2009, primarily due to increased interest expense on capital debt and lower investment earnings. Capital debt interest expense increased $60 million due to a greater level of capital debt, which includes the issuance in June 2008 of $1.5 billion of junior subordinated notes and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes in 2009. Previously, these proceeds were used to support an asset portfolio within the Retirement segment for which the Company has employed a substitute funding source, as discussed in “—Liquidity and Capital Resources—Financing Activities.” Investment income, net of interest expense, excluding capital debt interest expense, decreased $42 million, primarily reflecting lower earnings from the investment of proceeds from our convertible debt issuances, as discussed below, as well as other borrowings, and lower yields on cash and other invested assets. Also contributing to the greater loss in adjusted operating income in 2009 are increased losses from other corporate activities, which reflects an increase in our deferred compensation liabilities and other retained corporate expenses, which was partially offset by a decline in the level of costs related to our retained obligations to certain policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practice remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by changes in equity and other market levels.

The proceeds from our $2 billion December 2006 convertible debt issuance were used to fund an investment portfolio of fixed income securities until December 2007. These proceeds, as well as the remaining proceeds from our $3 billion December 2007 convertible debt issuance, were invested primarily in short-term investments or used to support operating needs in lieu of other short-term borrowings. In December 2008, we repurchased substantially all of our $2 billion December 2006 convertible debt issuance at par plus accrued interest as required by the holders under the terms of the notes. In December 2008, we repurchased, in individually negotiated transactions, $853 million of our $3 billion December 2007 convertible debt issuance, which notes were offered to us by certain holders. In March 2009, we repurchased an additional $245 million of our $3 billion December 2007 convertible debt issuance, also in individually negotiated transactions, which notes were offered to us by certain holders. The March 2009 repurchase resulted in a pre-tax gain of $7 million, which is included in other corporate activities. In June 2009, we repurchased an additional $1,819 million of our $3 billion December 2007 convertible debt issuance at par plus accrued interest as required by the holders under the terms of the notes. As of June 30, 2009, $87 million of convertible senior notes remain outstanding.

Corporate operations pension income and employee benefits decreased $15 million. The decrease reflects increased post-retirement benefit costs due to the amortization of prior year losses and lower investment returns due to the lower asset base reflective of current markets, partially offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $5 million, from $72 million in the second quarter of 2008 to $77 million in the second quarter of 2009.

Adjusted operating income of our real estate and relocation services business increased $6 million, from a loss of $3 million in the second quarter of 2008 to income of $3 million in the second quarter of 2009. Our real estate and relocation services business continues to experience lower royalty fees and lower relocation revenue from real estate referral fees due to unfavorable residential real estate market conditions. The lower fees and relocation revenues in the second quarter of 2009 are offset by lower operating expenses, lower loan loss provisions, and a benefit from a change in estimate from our share of earnings from equity method investments previously recorded. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of June 30, 2009, we held in unsold inventory homes with a net value of $47 million under this program.

2009 to 2008 Six Month Comparison. Adjusted operating income decreased $257 million, from a loss of $71 million in the first six months of 2008 to a loss of $328 million in the first six months of 2009. Adjusted operating income from corporate operations decreased $223 million, from a loss of $45 million in the first six months of 2008 to a loss of $268 million in the first six months of 2009, primarily due to lower investment earnings and increased interest expense on capital debt. Investment income, net of interest expense, excluding capital debt interest expense, decreased $102 million, primarily reflecting lower earnings from the investment of proceeds from our convertible debt issuances, as discussed above, as well as other borrowings, including borrowings from the Federal Home Loan Bank of New York, and lower yields on cash and other invested assets. Capital debt interest expense increased by $108 million due to a greater level of capital debt, which includes the issuance in June 2008 of $1.5 billion of junior subordinated notes and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes in 2009. Previously, these proceeds were used to support an asset portfolio within the Retirement segment for which the Company has employed a substitute funding source, as discussed in “—Liquidity and Capital Resources—Financing Activities.” Partially offsetting these items was the benefit from other corporate activities of $19 million, reflecting the gain on the repurchase of some of our outstanding convertible debt, as discussed above, corporate operations hedging activities, and a decline in the level of costs related to our retained obligations to certain policyholders, as discussed above, which more than offset an increase in our deferred compensation liabilities and increases in other retained corporate expenses. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

Corporate operations pension income and employee benefits decreased $32 million. The decrease reflects increased post-retirement benefit costs due to the amortization of prior year losses and lower investment returns due to the lower asset base reflective of current markets, partially offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $10 million, from $144 million in the first six months of 2008 to $154 million in the first six months of 2009.

Adjusted operating income of our real estate and relocation services business decreased $34 million, from a loss of $26 million in the first six months of 2008 to a loss of $60 million in the first six months of 2009. Our real estate and relocation services business continues to experience lower royalty fees and lower relocation revenue from real estate referral fees due to unfavorable residential real estate market conditions. Results for 2009 also include our share of the earnings from equity method investments, which include goodwill impairments recorded in 2009 within these entities. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of June 30, 2009, we held in unsold inventory homes with a net value of $47 million under this program.

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

As of June 30, 2009, actual cumulative earnings fell below the expected cumulative earnings by $622 million, thereby eliminating the cumulative earnings policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Furthermore, due to the accumulation of net unrealized investment losses that have arisen subsequent to the establishment of the Closed Block, the policyholder dividend obligation balance as of June 30, 2009 remains at zero.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
U.S. GAAP results:
Revenues	$825	$1,496	$1,965	$3,167
Benefits and expenses	1,411	1,458	2,521	3,155

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(586)	$38	$(556)	$12

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2009 to 2008 Three Month Comparison. Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $624 million, from income of $38 million in the second quarter of 2008 to a loss of $586 million in the second quarter of 2009. Results for 2009 include an increase of $509 million in net realized investment losses, from $348 million in the second quarter of 2008 to $857 million in the second quarter of 2009 primarily due to a net decrease in the market value of derivatives used in hedging and investment management duration programs, as well as higher impairments and credit losses. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, decreased $83 million, primarily related to a decrease in income on joint ventures and limited partnership investments accounted for under the equity method and lower portfolio yields, including lower interest rates on floating rate investments due to rate resets. These decreases to income were partially offset by a decrease of $99 million in dividends paid and accrued to policyholders, primarily due to a decrease in the 2009 dividend scale. In addition, amortization of deferred policy acquisition costs decreased $30 million, reflecting the impact of investment losses on actual gross profits for the period compared to the previously estimated expected gross profits for the period. During the second quarter of 2009, the cumulative earnings policyholder dividend obligation was reduced from $299 million to zero, and was a partial offset to the decline in earnings as discussed above. In the second quarter of 2008, the change in the cumulative earnings policyholder dividend obligation of $496 million was an offset to the decline in earnings in the period. As noted above, as of June 30, 2009 actual cumulative earnings fell below the expected cumulative earnings by $622 million. There will be no cumulative earnings policyholder dividend obligation until this amount is recovered. Without the benefit of the cumulative earnings policyholder dividend obligation, Closed Block Business earnings could be volatile primarily due to changes in investment results.

2009 to 2008 Six Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $568 million, from income of $12 million in the first six months of

2008 to a loss of $556 million in the first six months of 2009. Results for 2009 include an increase of $834 million in net realized investment losses, from $458 million in the first six months of 2008 to $1.292 billion in the first six months of 2009 primarily due to a net decrease in the market value of derivatives used in hedging and investment management duration programs, as well as higher impairments and credit losses. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, decreased $177 million, primarily related to a decrease in income on joint ventures and limited partnership investments accounted for under the equity method and lower portfolio yields, including lower interest rates on floating rate investments due to rate resets. These decreases to income were partially offset by a decrease of $199 million in dividends paid and accrued to policyholders, primarily due to a decrease in the 2009 dividend scale. In addition, amortization of deferred policy acquisition costs decreased $30 million reflecting the impact of investment losses on actual gross profits for the period compared to the previously estimated expected gross profits for the period. During the first six months of 2009, the cumulative earnings policyholder dividend obligation was reduced from $851 million to zero, and was a partial offset to the decline in earnings as discussed above. In the first six months of 2008, the change in the cumulative earnings policyholder dividend obligation of $649 million was an offset to the decline in earnings in the period. Without the benefit of the cumulative earnings policyholder dividend obligation, Closed Block Business earnings could be volatile primarily due to changes in investment results.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $671 million, from $1.496 billion in the second quarter of 2008 to $825 million in the second quarter of 2009, principally driven by the $509 million increase in net realized investment losses and a decrease of $93 million in net investment income, as discussed above. In addition, premiums declined, with a related decrease in changes in reserves, primarily due to a lower amount of dividends used by policyholders to purchase additional insurance, as a result of the dividend scale reduction.

2009 to 2008 Six Month Comparison. Revenues decreased $1.202 billion, from $3.167 billion in the first six months of 2008 to $1.965 billion in the first six months of 2009, principally driven by the $834 million increase in net realized investment losses and a decrease of $212 million in net investment income, as discussed above. In addition, premiums declined, with a related decrease in changes in reserves, primarily due to a lower amount of dividends used by policyholders to purchase additional insurance, as a result of the dividend scale reduction, and to a lesser extent, the expected in force decline as policies terminate.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $47 million, from $1.458 billion in the second quarter of 2008 to $1.411 billion in the second quarter of 2009. Policyholders’ benefits, including changes in reserves, decreased $101 million driven by a decline in premiums, as discussed above. In addition, amortization of deferred policy acquisition costs decreased primarily due to the cumulative impact of differences between actual gross profits for the period compared to the previously estimated expected gross profits for the period. These decreases were partially offset by a $98 million increase in dividends to policyholders including an increase in the cumulative earnings policyholder dividend obligation expense of $197 million, reflecting a lower benefit, partially offset by a decrease in dividends paid and accrued to policyholders of $99 million, primarily due to a decrease in the dividend scale.

2009 to 2008 Six Month Comparison. Benefits and expenses decreased $634 million, from $3.155 billion in the first six months of 2008 to $2.521 billion in the first six months of 2009. This decrease included a $401 million decline in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $202 million, as well as a decrease in dividends paid and accrued to policyholders of $199 million, primarily due to a decrease in the dividend scale. Policyholders’ benefits, including changes in reserves, decreased $161 million driven by a decline in premiums, as discussed above. In addition, amortization of deferred policy acquisition costs decreased primarily due to the cumulative impact of differences between actual gross profits for the period compared to the previously estimated expected gross profits for the period.

Income Taxes

Our income tax provision amounted to an income tax benefit of $162 million in the second quarter of 2009 compared to income tax expense of $60 million in the second quarter of 2008. The benefit in the second quarter of 2009 includes a reduction to the liability for unrecognized tax benefits and interest of $147 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 tax year, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates. The remainder of the decline in income tax expense reflects the decline in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the second quarter of 2008 to the second quarter of 2009.

Our income tax provision amounted to an income tax benefit of $158 million in the first six months of 2009 compared to income tax expense of $83 million in the first six months of 2008. The benefit in the first six months of 2009 includes a reduction to the liability for unrecognized tax benefits and interest of $151 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 tax year, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates. The remainder of the decline in income tax expense reflects the decline in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first six months of 2008 to the first six months of 2009.

The statute of limitations for the 2003 tax year expired on July 31, 2009. As a result, our income tax provision for the third quarter of 2009 will include a reduction to the liability for unrecognized tax benefits and interest of approximately $165 million related to tax years prior to 2002.

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

In August 2007, the Internal Revenue Service, or IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS have indicated that they intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our consolidated net income. These activities had no impact on our 2008 or 2009 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, we have agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. We were advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. We believe that our return position with respect to the calculation of the DRD is technically correct. Therefore, we intend to file a protective refund claim within six months of the expiration of the respective statutes of limitations to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on our 2008 or 2009 results.

In January 2007, the IRS began an examination of tax years 2004 through 2006. For tax years 2007, 2008 and 2009, we participated in the IRS’s Compliance Assurance Program, or CAP. Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation that this program will shorten the time period between the filing of our federal income tax returns and the IRS’s completion of its examination of the returns.

Our affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is 5 years from when the return is filed. During 2009, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ending March 31, 2004 to March 31, 2008. These activities had no material impact on our 2008 and 2009 results.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Real estate investments sold or held for sale	$26	$—	$28	$1
Equity sales, trading and research operations	1	(1)	1	(2)
International securities operations	1	(3)	1	(2)
Mexican asset management operations	(1)	—	(1)	1

Income (loss) from discontinued operations before income taxes	27	(4)	29	(2)
Income tax expense (benefit)	6	(1)	7	(1)

Income (loss) from discontinued operations, net of taxes	$21	$(3)	$22	$(1)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Financial Advisory	$(15)	$23	$(40)	$68
Commercial mortgage securitization operations	(9)	(16)	(13)	(123)
Exchange shares previously held by Prudential Equity Group	—	(2)	—	(7)
Property and casualty insurance	1	2	2	1
Prudential Securities capital markets	(1)	3	(5)	4

Total divested businesses excluded from adjusted operating income	$(24)	$10	$(56)	$(57)

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

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities, a joint venture currently headquartered in

St. Louis, Missouri. On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. and on January 1, 2008 contributed the retail securities brokerage business of A.G. Edwards to the joint venture. Wachovia’s contribution of this business entitled us to elect a “lookback” option (which we elected) permitting us to delay for a period of two years ending on January 1, 2010 our decision whether or not to make payments to avoid or limit dilution of our initial 38% ownership interest in the joint venture or, alternatively, to “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008. Subsequently, Wachovia was acquired by Wells Fargo, which succeeded to the rights and obligations of Wachovia under the joint venture agreements. Wachovia Securities is now using the Wells Fargo Advisors name.

On December 4, 2008, we announced our intention to exercise our right under the “lookback” option to put our joint venture interests to Wells Fargo. On June 17, 2009, we provided notice to Wells Fargo of our exercise of our “lookback” put rights. The results associated with our joint venture interests are classified as results of a divested business, reflecting our intention to exit this business. Under the terms of the joint venture agreements, we expect that the closing of the put transaction would occur on or about January 1, 2010.

Under the terms of the joint venture agreements, Wells Fargo may elect to pay the proceeds from our exercise of the “lookback” put either in cash, Wells Fargo common stock or a combination of the foregoing. We have received notice from Wells Fargo that it intends to pay the proceeds in an unspecified combination of cash and Wells Fargo common stock. Under the terms of the agreements relating to the joint venture, the number of shares of Wells Fargo common stock to be received by us will be determined by dividing the portion of the proceeds to be paid in Wells Fargo common stock by the average of the closing prices of the Wells Fargo common stock during the 10 trading day period immediately prior to the closing. The joint venture agreements provide that the Company and Wells Fargo will enter into a registration rights agreement for the registration under the Securities Act of 1933 of the Wells Fargo shares to be received at the closing.

We will bear the risk of changes in the market value of the portion of the payment received at closing in Wells Fargo common stock until such stock is disposed of. We are evaluating our options for mitigating potential reductions in the ultimate proceeds from any common stock received at closing. Our ability to hedge such market risk may be limited and our ability to dispose of such stock will be subject to securities law and other restrictions.

We have estimated the proceeds from the exercise of the “lookback” put to be approximately $5 billion, based on a January 1, 2010 closing, the terms of the joint venture agreements and our assessment of market conditions and retail brokerage firm valuations at the relevant valuation date of January 1, 2008, producing an estimated gain upon settlement of approximately $2.7 billion or about $1.8 billion on an after-tax basis; however, the amount of such proceeds and gain have not been finally determined and could be more or less. The after-tax gain on sale would be reflected in the capital and surplus of Prudential Insurance.

Notwithstanding the terms of the joint venture agreements governing the “lookback” put, we have from time to time had discussions with Wells Fargo concerning a possible early settlement of the “lookback” put. The proceeds received upon any early settlement would take into account the time value of money, the benefits and certainty provided by an early resolution and the form of consideration to be received. Taking into account these factors, it could be expected that we may agree to an amount less than our $5 billion estimate in an early settlement. Absent an early settlement, we will proceed with the closing of the “lookback” put transaction in accordance with the relevant terms of the joint venture agreements as discussed above.

The foregoing description of the proceeds to be received in respect of our interest in the Wachovia Securities joint venture is exclusive of certain payments to which our Asset Management segment is entitled under the Sweep Feature Agreement listed as Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2008. Revenues received under that agreement, contributed to pre-tax adjusted operating income of our Asset Management segment in the amount of $30 million for the six months ended June 30, 2009,

$55 million in 2008, $51 million in 2007, $51 million in 2006 and $54 million in 2005. Payments under this agreement continue, unless otherwise agreed, for ten years after the termination of the Wachovia Securities joint venture.

In connection with the establishment of the Wachovia Securities joint venture, Wachovia Securities, LLC issued a subordinated promissory note in the principal amount of $417 million, which is held by Prudential Insurance. This note bears interest, payable quarterly, at three month LIBOR plus 105 basis points. Under the terms of the joint venture agreements, this note becomes payable, together with accrued and unpaid interest, within thirty days of termination of the joint venture.

Commercial Mortgage Securitization Operations

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. These operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, were previously reported within the Asset Management segment. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. As of June 30, 2009 and 2008, our commercial mortgage securitization operations held loans with a principal balance of $116 million and $332 million, respectively, whose fair values continue to be subject to changes in credit spreads. The losses of $13 million and $123 million in the first six months of 2009 and 2008, respectively, primarily reflect net realized and unrealized losses on the loans, bonds and hedges from instability in the commercial mortgage-backed securities market.

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

Results for the three months ended June 30, 2009 and 2008 include the recognition of net investment gains of $686 million and net investment losses of $123 million, respectively, and for the six months ended June 30,

2009 and 2008 include the recognition of net investment gains of $831 million and net investment losses of $385 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains and losses primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended June 30, 2009 and 2008 include increases of $347 million and decreases of $94 million, respectively, and for the six months ended June 30, 2009 and 2008 include increases of $392 million and decreases of $294 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Contractholder liabilities do not reflect declines in recorded asset values of $317 million and $191 million, as of June 30, 2009 and 2008, respectively, which we expect to recover in future periods through increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders related to commercial mortgage and other loans are increases of $21 million and decreases of $28 million for the three months ended June 30, 2009 and 2008, respectively, and increases of $40 million and decreases of $17 million for the six months ended June 30, 2009 and 2008, respectively.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

As discussed in Notes 2 and 12 to the Unaudited Interim Consolidated Financial Statements, we adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect our assumptions about the assumptions market participants would use in pricing the asset or liability. Our Level 3 assets and liabilities primarily include: certain asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities and securities where we chose to utilize other pricing information than that received from third parties as discussed below, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which we are the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which we utilize when pricing service information is not available, are reviewed for reasonableness based on our understanding of the market, and are generally considered Level 3. Under certain conditions, based on our observations of transactions in active markets, we may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, we may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2009 and December 31, 2008 these over-rides on a net basis were not material.

As discussed in Note 2 to the Consolidated Financial Statements, we adopted FSP FAS 157-4 effective January 1, 2009. This FSP did not provide new accounting guidance but rather, clarified existing guidance regarding the calculation of fair value of an asset or liability when markets are inactive or transactions are executed in a disorderly manner. Our fair value methodologies already incorporated these concepts and accordingly, the adoption of this FSP resulted in no material changes to our valuation processes as of January 1, 2009. As discussed below, we continue to evaluate whether markets are inactive or transactions are executed in a disorderly manner on a quarterly basis. The FSP also increased the level of detail required for disclosures of fixed maturities to provide amounts separately for Corporate, Foreign Government, Asset-backed, Residential Mortgage-backed, Commercial Mortgage-backed, US Government, and State & Municipal fixed maturity securities. This level of information is required prospectively as of January 1, 2009 and accordingly, prior periods have not been presented.

As of June 30, 2009 we concluded that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market as defined under FSP FAS 157-4. Therefore, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, we considered both third-party pricing information and an internally developed price based on a discounted cash flow model. As a result, we reported fair values for these sub-prime securities which were net $693 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $5,362 million.

During the second quarter of 2009 we observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an uptick in the level of activity. We also observed significant increases in implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, recovered in the second quarter of 2009. Based on this information, we concluded as of June 30, 2009 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes we received were based on little, if any, market activity, calling into question their representation of observable fair value. Furthermore, our direct and indirect observations of the limited transactions that were occurring were dominated by forced liquidations or distressed sales and not executed in an orderly manner.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, we considered both third-party pricing information, and an internally developed price based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. We also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security-specific additional spread reflects our judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions at the end of the second quarter 2009, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. We believe these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to our recent observations of some limited transactions in shorter-duration sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, we considered the level of inactivity and impact of disorderly transactions. We weighted third-party pricing information as little as 30% where we had little observable market information, and as much as 90% where more observable information was available.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2009 and December 31, 2008, for Consolidated, Financial Services Businesses and Closed Block Business.

	Consolidated as of June 30, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$6,563	$—	$—	$6,563
Obligations of U.S. states and their political subdivisions	—	748	—	—	748
Foreign government bonds	—	35,704	43	—	35,747
Corporate securities	—	81,570	1,279	—	82,849
Asset-backed securities	—	4,494	6,014	—	10,508
Commercial mortgage-backed securities	—	10,192	59	—	10,251
Residential mortgage-backed securities	—	12,050	197	—	12,247

Sub-total	—	151,321	7,592	—	158,913

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	112	—	—	112
Obligations of U.S. states and their political subdivisions	—	2	—	—	2
Foreign government bonds	—	479	—	—	479
Corporate securities	—	8,415	197	—	8,612
Asset-backed securities	—	423	269	—	692
Commercial mortgage-backed securities	—	2,127	5	—	2,132
Residential mortgage-backed securities	—	1,357	24	—	1,381
Equity securities	615	186	2	—	803
All other activity	336	217	—	—	553

Sub-total	951	13,318	497	—	14,766

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	59	—	—	59
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	33	—	—	33
Corporate securities	10	175	59	—	244
Asset-backed securities	—	1,587	35	—	1,622
Commercial mortgage-backed securities	—	111	9	—	120
Residential mortgage-backed securities	—	112	6	—	118
Equity securities	72	10	21	—	103
All other activity	12	4,968	906	(4,470)	1,416

Sub-total	94	7,055	1,036	(4,470)	3,715

Equity securities, available for sale	3,460	2,106	351	—	5,917
Commercial mortgage and other loans	—	508	—	—	508
Other long-term investments	50	133	495	—	678
Short-term investments	3,251	2,819	—	—	6,070
Cash and cash equivalents	2,039	8,432	—	—	10,471
Other assets	2,018	453	26	—	2,497

Sub-total excluding separate account assets	11,863	186,145	9,997	(4,470)	203,535

Separate account assets(3)	54,592	82,470	14,204	—	151,266

Total assets	$66,455	$268,615	$24,201	$(4,470)	$354,801

Future policy benefits	—	—	796	—	796
Long-term debt	—	—	1,167	—	1,167
Other liabilities	15	4,607	79	(3,878)	823

Total liabilities	$15	$4,607	$2,042	$(3,878)	$2,786

	Financial Services Businesses as of June 30, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$3,462	$—	$—	$3,462
Obligations of U.S. states and their political subdivisions	—	480	—	—	480
Foreign government bonds	—	35,151	30	—	35,181
Corporate securities	—	56,007	849	—	56,856
Asset-backed securities	—	3,534	3,423	—	6,957
Commercial mortgage-backed securities	—	6,736	59	—	6,795
Residential mortgage-backed securities	—	9,232	121	—	9,353

Sub-total	—	114,602	4,482	—	119,084
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	112	—	—	112
Obligations of U.S. states and their political subdivisions	—	2	—	—	2
Foreign government bonds	—	479	—	—	479
Corporate securities	—	8,415	197	—	8,612
Asset-backed securities	—	423	269	—	692
Commercial mortgage-backed securities	—	2,127	5	—	2,132
Residential mortgage-backed securities	—	1,357	24	—	1,381
Equity securities	615	186	2	—	803
All other activity	336	217	—	—	553

Sub-total	951	13,318	497	—	14,766
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	59	—	—	59
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	33	—	—	33
Corporate securities	10	68	47	—	125
Asset-backed securities	—	1,562	35	—	1,597
Commercial mortgage-backed securities	—	111	9	—	120
Residential mortgage-backed securities	—	112	6	—	118
Equity securities	51	10	21	—	82
All other activity	12	4,968	906	(4,470)	1,416

Sub-total	73	6,923	1,024	(4,470)	3,550
Equity securities, available for sale	1,134	1,963	307	—	3,404
Commercial mortgage and other loans	—	508	—	—	508
Other long-term investments	50	59	495	—	604
Short-term investments	2,288	2,435	—	—	4,723
Cash and cash equivalents	1,987	6,802	—	—	8,789
Other assets	2,018	453	26	—	2,497

Sub-total excluding separate account assets	8,501	147,063	6,831	(4,470)	157,925
Separate account assets(3)	54,592	82,470	14,204	—	151,266

Total assets	$63,093	$229,533	$21,035	$(4,470)	$309,191

Future policy benefits	—	—	796	—	796
Long-term debt	—	—	1,167	—	1,167
Other liabilities	15	4,607	79	(3,878)	823

Total liabilities	$15	$4,607	$2,042	$(3,878)	$2,786

	Closed Block Business as of June 30, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$3,101	$—	$—	$3,101
Obligations of U.S. states and their political subdivisions	—	268	—	—	268
Foreign government bonds	—	553	13	—	566
Corporate securities	—	25,563	430	—	25,993
Asset-backed securities	—	960	2,591	—	3,551
Commercial mortgage-backed securities	—	3,456	—	—	3,456
Residential mortgage-backed securities	—	2,818	76	—	2,894

Sub-total	—	36,719	3,110	—	39,829

Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	—	—	—	—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	—	—	—	—
Corporate securities	—	107	12	—	119
Asset-backed securities	—	25	—	—	25
Commercial mortgage-backed securities	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—
Equity securities	21	—	—	—	21
All other activity	—	—	—	—	—

Sub-total	21	132	12	—	165

Equity securities, available for sale	2,326	143	44	—	2,513
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	—	74	—	—	74
Short-term investments	963	384	—	—	1,347
Cash and cash equivalents	52	1,630	—	—	1,682
Other assets	—	—	—	—	—

Sub-total excluding separate account assets	3,362	39,082	3,166	—	45,610

Separate account assets(3)	—	—	—	—	—

Total assets	$3,362	$39,082	$3,166	$—	$45,610

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	—	—	—	—	—

Total liabilities	$—	$—	$—	$—	$—

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 7% for Consolidated, Financial Services Businesses and Closed Block Business. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 4% for Consolidated and Financial Services Businesses, respectively. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.

	Consolidated as of December 31, 2008
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$155,787	$2,269	$—	$158,056
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,882	1,396	(7,085)	4,336
Equity securities, available for sale	3,801	1,939	325	—	6,065
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	265	1,015	—	1,526
Short-term investments	2,601	1,874	—	—	4,475
Cash and cash equivalents	2,512	8,834	—	—	11,346
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	11,306	194,580	5,232	(7,085)	204,033

Separate account assets(3)	56,362	70,953	19,780	—	147,095

Total assets	$67,668	$265,533	$25,012	$(7,085)	$351,128

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities	57	6,692	139	(5,948)	940

Total liabilities	$57	$6,692	$3,692	$(5,948)	$4,493

	Financial Services Businesses as of December 31, 2008
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$117,393	$1,760	$—	$119,153
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,774	1,384	(7,085)	4,216
Equity securities, available for sale	1,548	1,818	299	—	3,665
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	54	1,015	—	1,315
Short-term investments	1,614	1,377	—	—	2,991
Cash and cash equivalents	2,379	7,014	—	—	9,393
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	7,933	153,429	4,685	(7,085)	158,962

Separate account assets(3)	56,362	70,953	19,780	—	147,095

Total assets	$64,295	$224,382	$24,465	$(7,085)	$306,057

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities(4)	(16)	6,692	138	(5,948)	866

Total liabilities	$(16)	$6,692	$3,691	$(5,948)	$4,419

	Closed Block Business as of December 31, 2008
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$38,394	$509	$—	$38,903
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets	—	108	12	—	120
Equity securities, available for sale	2,253	121	26	—	2,400
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	—	211	—	—	211
Short-term investments	987	497	—	—	1,484
Cash and cash equivalents	133	1,820	—	—	1,953
Other assets	—	—	—	—	—

Sub-total excluding separate account assets	3,373	41,151	547	—	45,071

Separate account assets(3)	—	—	—	—	—

Total assets	$3,373	$41,151	$547	$—	$45,071

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	73	—	1	—	74

Total liabilities	$73	$—	$1	$—	$74

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 7%, 8% and 1% for Consolidated, Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for both Consolidated and Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.
(4)	The negative Other liability amount for Financial Services Businesses reflects the impact of inter-company eliminations.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 12 to the Unaudited Interim Consolidated Financial Statements.

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

If we ultimately conclude that pricing information received from the independent pricing service is not reflective of market activity, we use values based on non-binding broker quotes, if available. If we conclude values from both pricing services and brokers are not reflective of market activity, we may over-ride the information from the pricing service or broker with an internally developed valuation. As of June 30, 2009 and December 31, 2008 over-rides on a net basis were not material. In circumstances where vendor pricing is not available, we also use internally developed valuations or non-binding broker quotes to determine fair value. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy. As discussed above, based on our conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was inactive as of June 30, 2009, we considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities. As of June 30, 2009 asset-backed securities collateralized by sub-prime mortgages with a fair value of $5,362 million were included in Level 3 based on the unobservable inputs used in the discounted cash flow model. Despite the dislocated markets and low levels of liquidity in 2008 and the first six months of 2009, except for our asset-backed securities collateralized by sub-prime mortgages as discussed above, pricing received from the independent pricing services was not materially different from our internal estimates of current market value for the remainder of our fixed maturity portfolio. As a result, we generally continued to use the price provided by the independent pricing service under our normal pricing protocol.

Our private fixed maturities are primarily comprised of investments in private placement securities originated by our internal private asset managers. The fair values of these private fixed maturities are primarily determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2 in our fair value hierarchy. For certain of these securities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3 in our fair value hierarchy.

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

Our Level 3 fixed maturity securities generally include certain public fixed maturities and private fixed maturities priced internally based on observable and unobservable inputs. As of June 30, 2009 our Level 3 fixed maturity securities also included certain asset-backed securities collateralized by sub-prime mortgages with a fair value of $5,362 million. As discussed above, we reported fair values for these sub-prime securities which were net $693 million higher than the estimated fair values received from third party pricing services or brokers, based on our determination that as of June 30, 2009, the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market. The $693 million increase in fair value included $660 million relating to available-for-sale securities, with $365 million related to securities attributable to our Financial Services Businesses and $295 million related to securities attributable to our Closed Block Business. The increase to the fair value of these available-for-sale securities resulted in a corresponding increase to “Accumulated other comprehensive income (loss), net,” The remaining $33 million increase in fair value related to trading account assets supporting insurance liabilities in our Financial Services Business, and resulted in a corresponding increase in “Asset management fees and other income.” Excluding these asset-backed securities collateralized by sub-prime mortgages, as of June 30, 2009 and December 31, 2008, about half of our Level 3 fixed maturity securities were public fixed maturities, with values primarily based on non-binding broker-quotes, and about half were private fixed maturities, with values primary based on internally developed models, as discussed above. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data. As of December 31, 2008 we classified approximately $122 million of our investments in asset-backed securities collateralized by sub-prime mortgages as Level 3, primarily reflecting securities valued based on non-binding broker quotes. The vast majority of our asset-backed securities collateralized by sub-prime mortgages were valued as of December 31, 2008 using information from independent pricing services, and were included in Level 2 based on the process described above. Net realized and unrealized gains (losses) for Level 3 Available for Sale fixed maturities totaled $(333) million and $1,129 million, respectively, for the three months ended June 30, 2009 and $(85) million and $(7) million, respectively, for the three months ended June 30, 2008. Net realized and unrealized gains (losses) for Level 3 Available for Sale fixed maturities totaled $(414) million and $866 million, respectively, for the six months ended June 30, 2009 and $(229) million and $(129) million, respectively, for the six months ended June 30, 2008.

For additional information regarding our holdings of asset-backed securities collateralized by sub-prime mortgages, see, “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” While the fair value of these investments, as well as others within our portfolio of fixed maturities, are in a significant unrealized loss position due to increased credit spreads and illiquidity in the financial markets, we believe the ultimate value that will be realized from these investments is greater than that reflected by their current fair value.

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

Impact of Valuation of Fixed Maturities and Equity Securities on Results of Operations

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available for sale, or held to maturity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. Our investments classified as held to maturity are carried at amortized cost. In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in fair value is other-than-temporary. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is impaired to its fair value, with a corresponding charge to earnings. Under FSP FAS 115-2 and FAS 124-2, effective January 1, 2009, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet either of these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and the net present value of its projected future cash flows, discounted at the effective interest rate implicit in the debt security prior to impairment. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Prior to the adoption of FSP FAS 115-2 and FAS 124-2, the other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the impairment measurement date. The other-than-temporary impairment charged to earnings is reflected within “Realized investment gains (losses), net” in the statement of operations and is included in income from continuing operations under U.S. GAAP but excluded from adjusted operating income. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” for a discussion of the effects of impairments on our operating results for the periods ended June 30, 2009 and 2008.

For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity other-than-temporary impairments, see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” below. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording equity impairments, see “—Realized Investment Gains and Losses and General Account Investments —General Account Investments—Equity Securities—Other-than-Temporary Impairments of Equity Securities” below.

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

Due to volatility in the credit markets, we experienced unexpected volatility in the fair value of the aforementioned fixed rate commercial mortgage loans held for investment that was not substantially offset by the associated interest rate derivative hedges during the quarter ended June 30, 2008. Therefore, we decided to no longer elect the fair value option on loans held for investment that were originated after June 30, 2008, and have applied hedge accounting under SFAS No. 133.

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

The fair value of loans held for sale and accounted for using the Fair Value Option discussed above, as well as those loans reported at fair value on a non-recurring basis accounted for using the lower of cost or market approach is determined utilizing pricing indicators from the whole loan markets, which we consider our principal exit markets for these loans. We have evaluated the valuation inputs used for these assets, including the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 2 for the loans held for sale accounted for using the Fair Value Option and are Level 3 for loans reported at fair value on a non-recurring basis.

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

The fair value of wholly-owned real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach, that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 as of June 30, 2009 and December 31, 2008 totaled approximately $0.5 billion and $1.0 billion respectively. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds is offset by a noncontrolling interest reflected as a separate component of equity, which amount is not considered to be fair value and therefore, not included in fair value reporting above.

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

The majority of our derivative positions are traded in the OTC derivative market and are classified within Level 2 in our fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and to-be-announced (or TBA) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, equity prices, index dividend yields, non-performance risk and volatility.

Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. Our policy is to use mid-market pricing consistent with our best estimate of fair value. The bid-ask spreads for derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $0.9 billion and $79 million as of June 30, 2009 and $1.3 billion and $140 million as of December 31, 2008, respectively, without giving consideration to the impact of netting.

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

We hold externally-managed investments in the European market, as discussed in greater detail under “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” These investments are valued using market observable inputs including benchmark yields and reported trades and are classified as Level 2 for fair value reporting. The fair value of the embedded derivatives associated with these investments increased during the second quarter of 2009 due to the impact of credit spread tightening on the underlying investments. As of June 30, 2009 the embedded derivatives remain in a loss position on a cumulative basis as a result of the stress experienced in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment. Under SFAS No. 157 we are also required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the claims-paying ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of our insurance subsidiaries, we determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of our claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of our non-performance risk, we incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with our optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of our insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. We adjust these credit spreads to remove any liquidity risk premium. In the second quarter of 2009 we reduced the non-performance risk adjustment, resulting in a pre-tax charge of $660 million in our Individual Annuities segment and $16 million in our Retirement segment. The reduction in the non-performance risk adjustment was primarily driven by the overall decrease in the embedded derivative liabilities due to a decrease in future expected benefit payments, which resulted from an increase in policyholder account balances due to market appreciation and higher interest rates. A decrease in the additional spread over LIBOR we used in the second quarter of 2009, reflecting general credit spread tightening and our stronger capital position resulting from our equity raise, also contributed to the reduction in our market-perceived non-performance risk. The additional spread over forward LIBOR rates incorporated into the discount rate as of June 30, 2009 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities. For the first six months of 2009, our adjustment for the market’s perception of our non-performance risk resulted in a $559 million pre-tax benefit to our Individual Annuities segment and a $7 million pre-tax benefit to our Retirement segment.

Other significant inputs to the valuation models include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. In the first quarter of 2009 we further updated our volatility assumptions for our Individual Annuities segment to reflect the inclusion of new market inputs. We no longer solely utilize the implied volatility of over-the-counter equity options, but a blend of these implied volatilities and an index based on historical volatilities. This update to our volatility assumption, which resulted in a reduction in the fair value of the embedded derivatives associated with our optional living benefit features, resulted in a $92 million pre-tax benefit to our Individual Annuities segment in the first six months of 2009.

Since many of the assumptions utilized in the valuation of the embedded derivatives associated with our optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy. The change in fair value of the GMAB, GMWB and GMIWB resulted in a decrease in the total liability of $1,020 million and $2,433 million for the second quarter and first six months of 2009, respectively, primarily reflecting a decrease in future expected benefit payments, resulting from an increase in policyholder account balance due to market appreciation and higher interest rates, and the update of our market-perceived non-performance risk assumption discussed above. These changes were significantly offset by increased amortization of deferred policy acquisition and other costs, and changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Valuation of Long-Term Debt

Long-term debt carried at fair value includes funding received from the Federal Reserve Bank of New York on a non-recourse basis to finance the purchase of eligible asset-backed securities, under TALF. We value these liabilities using various inputs including the value of the collateral (eligible asset-backed securities), a comparison of the liabilities’ spread over LIBOR to the spreads in current TALF offerings and various other market observable and non-observable inputs which incorporate significant management judgment. As a result, the pricing of the non-recourse liabilities have been classified within Level 3 in our fair value hierarchy. The pricing of the collateral assets (“other trading account assets” is generally based on third party pricing information as discussed above, and included in Level 2 in our fair value hierarchy. See Note 9 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our participation in TALF.

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, certain of the other-than-temporary impairments recognized for the three and six months ended June 30, 2009 and 2008 relate to asset-backed securities collateralized by sub-prime mortgages and reflect the overall deterioration of the housing market. We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. In light of unprecedented market conditions, and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy of certain portfolios. In the second quarter of 2009, we resumed a more restricted active trading program in these portfolios. Other-than-temporary impairments, interest rate related losses and credit losses (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income, and included in adjusted operating income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment.

We use interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based derivatives to hedge the equity risks embedded in some of our annuity products. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our mortgage dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way. Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and six months ended June 30, 2009 and 2008, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other-than-temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(1,418)	$(550)	$(838)	$(1,352)
Closed Block Business	(857)	(348)	(1,292)	(458)

Consolidated realized investment gains (losses), net	$(2,275)	$(898)	$(2,130)	$(1,810)

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities(1)	$(305)	$(490)	$(554)	$(888)
Equity securities	(114)	(97)	(380)	(153)
Derivative instruments(2)	(804)	88	383	(243)
Other	(195)	(51)	(287)	(68)

Total	(1,418)	(550)	(838)	(1,352)
Related adjustments(3)	546	23	(744)	160

Realized investment gains (losses), net, and related adjustments	$(872)	$(527)	$(1,582)	$(1,192)

Related charges(4)	$(5)	$41	$39	$28

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities(1)	$(187)	$(187)	$(297)	$(215)
Equity securities	(204)	(113)	(439)	(206)
Derivative instruments	(415)	(42)	(452)	(28)
Other	(51)	(6)	(104)	(9)

Total	$(857)	$(348)	$(1,292)	$(458)

(1)	The Financial Services Businesses include $209 million and $449 million in the three and six months ended June 30, 2009, respectively, and $375 million and $665 million in the three and six months ended June 30, 2008, respectively, related to other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages. The Closed Block Business includes $100 million and $201 million in the three and six months ended June 30, 2009, respectively, and $166 million and $279 million in the three and six months ended June 30, 2008, respectively, related to other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages.
(2)	The Financial Services Businesses include $144 million and $6 million of gains in the three and six months ended June 30, 2009, respectively, and $22 million of gains and $186 million of losses in the three and six months ended June 30, 2008, respectively, related to embedded derivatives associated with certain externally managed investments in the European market.
(3)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure as well as counterparty credit losses on derivative positions. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(4)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 11 to the Unaudited Interim Consolidated Financial Statements.

2009 to 2008 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the second quarter of 2009 were $1,418 million, compared to net realized investment losses of $550 million in the second quarter of 2008.

Net realized losses on fixed maturity securities were $305 million in the second quarter of 2009, compared to net realized losses of $490 million in the second quarter of 2008, as set forth in the following table:

	Three Months Ended June 30,
	2009	2008
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$233	$71
Private bond prepayment premiums	1	7

Total gross realized investment gains	234	78

Gross realized investment losses:
Total other-than-temporary impairments	(875)	(452)
Portion of other-than-temporary impairments recognized in OCI(1)	548	—

Net other-than-temporary impairments recognized in earnings	(327)	(452)
Gross losses on sales and maturities(2)	(186)	(103)
Credit related losses on sales	(26)	(13)

Total gross realized investment losses	(539)	(568)

Realized investment gains (losses), net—Fixed Maturity Securities	$(305)	$(490)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$47	$(32)

(1)	Represents the difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment that is recorded in “Other comprehensive income (loss).”
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net trading gains on sales and maturities of fixed maturity securities of $47 million in the second quarter of 2009 were primarily due to sales within our Individual Annuities segment and sales of government bonds in our Gibraltar Life operations. Sales of fixed maturity securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. None of the gross losses on sales and maturities in the second quarter of 2009 related to asset-backed securities collateralized by sub-prime mortgages. Gross losses on sales and maturities of fixed maturity investments of $103 million in the second quarter of 2008, were primarily related to credit spread increases in the credit markets resulting generally from concerns over the economic slowdown, and interest rates. None of the gross losses on sales and maturities in the second quarter of 2008 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2009 and 2008.

Net realized losses on equity securities were $114 million in the second quarter of 2009, of which other-than-temporary impairments were $64 million and net trading losses on sales of equity securities were $50 million. Net trading losses were primarily due to sales within our Gibraltar Life operations. Net realized losses on equity securities were $97 million in the second quarter of 2008, of which other-than-temporary impairments were $95 million and net trading losses on sales of equity securities were $2 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarter of 2009 and 2008.

Net realized losses on derivatives were $804 million in the second quarter of 2009, compared to net realized gains of $88 million in the second quarter of 2008. The net derivative losses in the second quarter of 2009 primarily reflect net losses of $488 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. These losses were primarily driven by a reduction in our adjustment to reflect our market perceived non-performance risk in the fair value of the embedded derivatives. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” Also contributing to the net derivative losses in the second quarter of 2009 were net mark-to-market losses of $273 million on interest rate derivatives used to manage duration and net losses of $65 million on futures contracts used to hedge foreign equity securities. Also contributing to the net realized losses are net losses of $67 million on currency derivatives used to hedge foreign denominated investments and net losses of $62 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar. Partially offsetting these losses were net mark-to-market gains of $144 million on embedded derivatives associated with certain externally managed investments in the European market and net gains of $63 million on credit derivatives as credit spreads narrowed. The net derivative gains in the second quarter of 2008 primarily reflect positive mark-to-market adjustments of $168 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, due to the strengthening of the U.S. dollar. Also contributing to the net derivative gains in the second quarter of 2008 were net gains of $93 million on credit derivatives, primarily relating to credit derivatives used to hedge our exposures to certain monoline bond insurers. Partially offsetting these gains were net mark-to-market losses of $188 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio, as interest rates rose. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized losses on other investments were $195 million in the second quarter of 2009, primarily related to $138 million of commercial mortgage and other loan loss reserves. The remaining $57 million of net realized losses on other investments was primarily driven by mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations and losses on real estate related joint ventures in our asset management operations, as well as other-than-temporary impairments on real estate investments. Net realized losses on other investments were $51 million in the second quarter of 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial real estate market during 2008. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During the second quarter of 2009 we recorded other-than-temporary impairments of $418 million in earnings, compared to total other-than-temporary impairments of $553 million recorded in earnings in the second quarter of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$267	$435
Private fixed maturity securities	60	17

Total fixed maturity securities	327	452
Equity securities	64	95
Other invested assets(2)	27	6

Total	$418	$553

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investment real estate and investments in joint ventures and partnerships.

	Three Months Ended June 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$197	$71	$268
Due to other accounting guidelines(3)	12	47	59

Total	$209	$118	$327

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Three Months Ended June 30, 2008
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$23	$25	$48
Due to other accounting guidelines(2)	352	52	404

Total	$375	$77	$452

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the second quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and service sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in the second quarter of 2009 were primarily in our Japanese insurance operations equity portfolio. Other-than-temporary impairments of other investments in the second quarter of 2009 were mainly related to investment real estate. Fixed maturity other-than-temporary impairments in the second quarter of 2008 were concentrated in asset-backed securities and the finance and manufacturing sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

Closed Block Business

For the Closed Block Business, net realized investment losses in the second quarter of 2009 were $857 million, compared to net realized investment losses of $348 million in the second quarter of 2008.

Net realized losses on fixed maturity securities were $187 million in both the second quarter of 2009 and the second quarter of 2008, as set forth in the following table:

	Three Months Ended June 30,
	2009	2008
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$30	$109
Private bond prepayment premiums	2	7

Total gross realized investment gains	32	116

Gross realized investment losses:
Total other-than-temporary impairments	(437)	(209)
Portion of other-than-temporary impairments recognized in OCI(1)	265	—

Net other-than-temporary impairments recognized in earnings	(172)	(209)
Gross losses on sales and maturities(2)	(47)	(93)
Credit related losses on sales	—	(1)

Total gross realized investment losses	(219)	(303)

Realized investment gains (losses), net—Fixed Maturity Securities	$(187)	$(187)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$(17)	$16

(1)	Represents the difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment that is recorded in “Other comprehensive income (loss).”
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net losses on sales and maturities of fixed maturity securities of $17 million in the second quarter of 2009 were primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $47 million in the second quarter of 2009, declined in comparison to $93 million of such losses in the second quarter of 2008, primarily due to the restriction of our active trading policies, as discussed below. There were no gross losses on sales or maturities in the second quarter of 2009 or the second quarter of 2008 related to asset-backed securities collateralized by sub-prime mortgages. In light of unprecedented market conditions and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we curtailed our active trading policy. In the second quarter of 2009, we resumed a more restricted active trading program in these portfolios. These restrictions resulted in a lower level of realized gains and losses in this portfolio than might otherwise have been incurred. Net gains on sales and maturities of fixed maturity securities of $16 million in the second quarter of 2008 were also primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2009 and 2008.

Net realized losses on equity securities were $204 million in the second quarter of 2009, including other-than-temporary impairments of $199 million and net trading losses on sales of equity securities of $5 million. Net realized losses on equity securities were $113 million in the second quarter of 2008, of which other-than-temporary impairments were $135 million, partially offset by net trading gains on sales of equity securities of

$22 million. Results for both periods reflect sales pursuant to our total return strategy, which remained partially restricted for the second quarter of 2009, as discussed above. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarter of 2009 and 2008.

Net realized losses on derivatives were $415 million in the second quarter of 2009, compared to net realized losses of $42 million in the second quarter of 2008. Derivative losses in the second quarter of 2009 primarily reflect net mark-to-market losses of $307 million on interest rate derivatives used to manage duration and net losses of $119 million related to currency derivatives used to hedge foreign denominated investments. Derivative losses in the second quarter of 2008 primarily reflect net mark-to-market losses of $72 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio partially offset by net gains of $25 million on credit derivatives used to hedge credit exposure in our investment portfolio. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized losses on other investments were $51 million in the second quarter of 2009, primarily related to $35 million in commercial mortgage and other loan loss reserves and $16 million of other-than-temporary impairments on joint ventures and partnerships. Net realized investment losses on other investments were $6 million in the second quarter of 2008, primarily related to impairments on joint ventures and partnerships. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During the second quarter of 2009 we recorded other-than-temporary impairments of $387 million in earnings, compared to other-than-temporary impairments of $349 million recorded in earnings in the second quarter of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$144	$187
Private fixed maturity securities	28	22

Total fixed maturity securities	172	209
Equity securities	199	135
Other invested assets(2)	16	5

Total	$387	$349

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended June 30, 2009
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$99	$72	$171
Due to other accounting guidelines(3)	1	—	1

Total	$100	$72	$172

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Three Months Ended June 30, 2008
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$5	$17	$22
Due to other accounting guidelines(2)	161	26	187

Total	$166	$43	$209

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in the fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the second quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Fixed maturity other-than-temporary impairments in the second quarter of 2008 were concentrated in asset-backed securities and the manufacturing and services sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the second quarter of 2009 and 2008 were primarily driven by overall declines in the equity markets. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

2009 to 2008 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first six months of 2009 were $838 million, compared to net realized investment losses of $1,352 million in the first six months of 2008.

Net realized losses on fixed maturity securities were $554 million in the first six months of 2009, compared to net realized losses of $888 million in the first six months of 2008, as set forth in the following table:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$513	$149
Private bond prepayment premiums	1	9

Total gross realized investment gains	514	158

Gross realized investment losses:
Total other-than-temporary impairments	(1,957)	(840)
Portion of other-than-temporary impairments recognized in OCI(1)	1,206	—

Net other-than-temporary impairments recognized in earnings	(751)	(840)
Gross losses on sales and maturities(2)	(250)	(170)
Credit related losses on sales	(67)	(36)

Total gross realized investment losses	(1,068)	(1,046)

Realized investment gains (losses), net—Fixed Maturity Securities	$(554)	$(888)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$263	$(21)

(1)	Represents the difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment that is recorded in “Other comprehensive income (loss).”
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net trading gains on sales and maturities of fixed maturity securities of $263 million in the first six months of 2009 were primarily due to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations and sales within our Individual Annuities segment. Sales of fixed maturity securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. None of the gross losses on sales and maturities in the first six months of 2009 related to asset-backed securities collateralized by sub-prime mortgages. Gross losses on sales and maturities of fixed maturity investments of $170 million in the first six months of 2008, were primarily related to credit spread increases in the credit markets resulting generally from concerns over sub-prime mortgage exposures, and interest rates. None of the gross losses on sales and maturities in the first six months of 2008 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2009 and 2008.

Net realized losses on equity securities were $380 million in the first six months of 2009, of which other-than-temporary impairments were $317 million and net trading losses on sales of equity securities were $63 million. Net trading losses were primarily due to sales within our Gibraltar Life operations. Net realized losses on equity securities were $153 million in the first six months of 2008, of which other-than-temporary impairments were $143 million and net trading losses on sales of equity securities were $10 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2009 and 2008.

Net realized gains on derivatives were $383 million in the first six months of 2009, compared to net realized losses of $243 million in the first six months of 2008. The net derivative gains in the first six months of 2009 primarily reflect net gains of $858 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. These gains were driven by a market-perceived increase in our own risk of non-performance. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” Also contributing to the net derivative gains in the first six months of 2009 were net mark-to-market gains of $140 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses. Partially offsetting these gains were net mark-to-market losses of $513 million on interest rate derivatives used to manage duration, and net losses of $113 million on currency derivatives used to hedge foreign denominated investments. Net mark-to-market losses on interest rate derivatives used to manage duration includes the impact of long-duration floating-to-fixed interest rate swaps we entered into in order to add duration exposure to our Japanese investment portfolio.

Based on an evaluation of recent market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and we expect to resume implementing strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions changes. The net derivative losses in the first six months of 2008 primarily reflect net mark-to-market losses of $186 million on embedded derivatives associated with certain externally managed investments in the European market and net mark-to-market losses of $88 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. Also contributing to the net derivative losses in 2008 were net losses of $46 million on embedded derivatives within certain domestic variable annuity contracts, net of the effect of a related derivative hedging portfolio. Partially offsetting these losses were net gains of $85 million on credit derivatives, primarily relating to credit derivatives used to hedge our exposures to certain monoline bond insurers. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized losses on other investments were $287 million in the first six months of 2009, primarily related to $211 million of commercial mortgage and other loan loss reserves. The remaining $76 million of net realized losses on other investments was primarily driven by mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations and losses on real estate related joint ventures in our asset management operations, as well as other-than-temporary impairments on real estate investments. Net realized losses on other investments were $68 million in the first six months of 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial real estate market during 2008. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During the first six months of 2009 we recorded other-than-temporary impairments of $1,096 million in earnings, compared to total other-than-temporary impairments of $990 million recorded in earnings in the first six months of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$654	$812
Private fixed maturity securities	97	28

Total fixed maturity securities	751	840
Equity securities	317	143
Other invested assets(2)	28	7

Total	$1,096	$990

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investment real estate and investments in joint ventures and partnerships.

	Six Months Ended June 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$437	$235	$672
Due to other accounting guidelines(3)	12	67	79

Total	$449	$302	$751

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Six Months Ended June 30, 2008
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$69	$43	$112
Due to other accounting guidelines(2)	596	132	728

Total	$665	$175	$840

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the first six months of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in the first six months of 2009 were primarily driven by overall declines in the Japanese equity markets and losses in our mutual fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance. Fixed maturity other-than-temporary impairments in the first six months of 2008 were concentrated in asset-backed securities and the finance, services, and manufacturing sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

Closed Block Business

For the Closed Block Business, net realized investment losses in the first six months of 2009 were $1,292 million, compared to net realized investment losses of $458 million in the first six months of 2008.

Net realized losses on fixed maturity securities were $297 million in the first six months of 2009, compared to net realized losses of $215 million in the first six months of 2008, as set forth in the following table:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$113	$325
Private bond prepayment premiums	2	8

Total gross realized investment gains	115	333

Gross realized investment losses:
Total other-than-temporary impairments	(1,210)	(360)
Portion of other-than-temporary impairments recognized in OCI(1)	857	—

Net other-than-temporary impairments recognized in earnings	(353)	(360)
Gross losses on sales and maturities(2)	(54)	(161)
Credit related losses on sales	(5)	(27)

Total gross realized investment losses	(412)	(548)

Realized investment gains (losses), net—Fixed Maturity Securities	$(297)	$(215)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$59	$164

(1)	Represents the difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment that is recorded in “Other comprehensive income (loss).”
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities of $59 million in the first six months of 2009 were primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $54 million in the first six months of 2009, declined in comparison to $161 million of such losses in the first six months of 2008, primarily due to the restriction of our active trading policies, as discussed below. There were no gross losses on sales or maturities in the first six months of 2009 or the first six months of 2008 related to asset-backed securities collateralized by sub-prime mortgages. In light of the unprecedented market conditions and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we curtailed our active trading policy. In the second quarter of 2009, we resumed a more restricted active trading program in these portfolios. These restrictions resulted in a lower level of realized gains and losses in this portfolio than might otherwise have been incurred. Net gains on sales and maturities of fixed maturity securities of $164 million in the first six months of 2008 were also primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2009 and 2008.

Net realized losses on equity securities of $439 million in the first six months of 2009 were comprised entirely of other-than-temporary impairments. Net realized losses on equity securities were $206 million in the first six months of 2008, of which other-than-temporary impairments were $187 million, and net trading losses on sales of equity securities were $19 million. Net trading losses for the first six months of 2008 reflect sales pursuant to our active management strategy, which was curtailed or partially restricted for the first six months of 2009, as discussed above. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2009 and 2008.

Net realized losses on derivatives were $452 million in the first six months of 2009, compared to net realized losses of $28 million in the first six months of 2008. Derivative losses in the first six months of 2009 primarily reflect net mark-to-market losses of $394 million on interest rate derivatives used to manage duration and net losses of $82 million related to currency derivatives used to hedge foreign denominated investments. Derivative losses in the first six months of 2008 primarily reflect net mark-to-market losses of $84 million on currency derivatives used to hedge foreign investments, partially offset by gains of $44 million on credit derivatives used to hedge credit exposure in our investment portfolio. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized losses on other investments were $104 million in the first six months of 2009, primarily related to $68 million of commercial mortgage loan loss reserves and $38 million of other-than-temporary impairments on joint ventures and partnerships. Net realized investment losses on other investments were $9 million in the first six months of 2008, primarily related to impairments on joint ventures and partnerships. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During the first six months of 2009 we recorded other-than-temporary impairments of $830 million in earnings, compared to other-than-temporary impairments of $553 million recorded in earnings in the first six months of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$321	$336
Private fixed maturity securities	32	24

Total fixed maturity securities	353	360
Equity securities	439	187
Other invested assets(2)	38	6

Total	$830	$553

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Six Months Ended June 30, 2009
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$200	$150	$350
Due to other accounting guidelines(3)	1	2	3

Total	$201	$152	$353

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Six Months Ended June 30, 2008
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Investments	Total
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$22	$25	$47
Due to other accounting guidelines(2)	257	56	313

Total	$279	$81	$360

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in the fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the first six months of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Fixed maturity other-than-temporary impairments in the first six months of 2008 were concentrated in asset-backed securities and the services, manufacturing and finances sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first six months of 2009 and 2008 were primarily driven by overall declines in the equity markets. For information regarding the fair value methodology used in determining our other-than-temporary impairments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Fixed Maturity Securities,” and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Equity Securities.”

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

Our total general account investments were $235.7 billion and $230.4 billion as of June 30, 2009 and December 31, 2008, respectively, which are apportioned between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $176.2 billion and $171.6 billion as of June 30, 2009 and December 31, 2008, respectively, while total general account investments attributable to the Closed Block Business were $59.6 billion and $58.7 billion as of June 30, 2009 and December 31, 2008, respectively. The following tables set forth the composition of the investments of our general account as of the dates indicated. As of June 30, 2009, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years.

	June 30, 2009
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$98,478	$27,863	$126,341	53.6%
Public, held to maturity, at amortized cost	4,023	—	4,023	1.7
Private, available for sale, at fair value	18,853	11,966	30,819	13.1
Private, held to maturity, at amortized cost	912	—	912	0.4
Trading account assets supporting insurance liabilities, at fair value	14,766	—	14,766	6.3
Other trading account assets, at fair value	1,998	165	2,163	0.9
Equity securities, available for sale, at fair value	3,391	2,513	5,904	2.5
Commercial mortgage and other loans, at book value	21,942	8,733	30,675	13.0
Policy loans, at outstanding balance	4,413	5,443	9,856	4.2
Other long-term investments(1)	2,781	1,546	4,327	1.8
Short-term investments(2)	4,604	1,347	5,951	2.5

Total general account investments	176,161	59,576	235,737	100.0%

Invested assets of other entities and operations(3)	7,912	—	7,912

Total investments	$184,073	$59,576	$243,649

	December 31, 2008
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$98,725	$27,424	$126,149	54.8%
Public, held to maturity, at amortized cost	3,002	—	3,002	1.3
Private, available for sale, at fair value	18,568	11,479	30,047	13.0
Private, held to maturity, at amortized cost	806	—	806	0.4
Trading account assets supporting insurance liabilities, at fair value	13,875	—	13,875	6.0
Other trading account assets, at fair value	728	120	848	0.4
Equity securities, available for sale, at fair value	3,659	2,400	6,059	2.6
Commercial mortgage and other loans, at book value	22,092	8,748	30,840	13.4
Policy loans, at outstanding balance	4,280	5,423	9,703	4.2
Other long-term investments(1)	3,035	1,629	4,664	2.0
Short-term investments(2)	2,874	1,484	4,358	1.9

Total general account investments	171,644	58,707	230,351	100.0%

Invested assets of other entities and operations(3)	11,674	—	11,674

Total investments	$183,318	$58,707	$242,025

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments consist primarily of money market funds with virtually no sub-prime exposure.
(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in the first six months of 2009 was primarily a result of a net increase in fair value driven by credit spread tightening, the investment of proceeds from our debt and equity issuances in the second quarter of 2009 and portfolio growth as a result of reinvestment of net investment income, partially offset by the impact of foreign currency. The increase in general account investments attributable to the Closed Block Business in the first six months of 2009 was primarily due to a net increase in market value and portfolio growth as a result of reinvestment of net investment income, partially offset by a decrease in leverage.

We have substantial insurance operations in Japan, with 35% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both June 30, 2009 and December 31, 2008. Total general account investments related to our Japanese insurance operations were $61.0 billion and $59.8 billion as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, is approximately 11 years. The increase in general account investments related to our Japanese insurance operations in the first six months of 2009 is primarily attributable to the acquisition of Yamato Life, and portfolio growth as the result of business inflows, partially offset by the impact of changes in foreign currency exchange rates and net declines in market value. For additional information regarding our acquisition of Yamato Life see Note 3 to the Unaudited Interim Consolidated Financial Statements. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2009	December 31, 2008
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$43,374	$42,223
Public, held to maturity, at amortized cost	4,023	3,002
Private, available for sale, at fair value	2,863	2,803
Private, held to maturity, at amortized cost	912	806
Trading account assets supporting insurance liabilities, at fair value	1,138	1,077
Other trading account assets, at fair value	433	519
Equity securities, available for sale, at fair value	1,441	2,071
Commercial mortgage and other loans, at book value	3,561	3,373
Policy loans, at outstanding balance	1,614	1,547
Other long-term investments(1)	1,352	2,143
Short-term investments	337	266

Total Japanese general account investments(2)	$61,048	$59,830

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of June 30, 2009, our Japanese insurance operations had $12.5 billion of investments denominated in U.S. dollars, including $1.2 billion that were hedged to yen through third party derivative contracts and $6.7 billion that support liabilities denominated in U.S. dollars. As of December 31, 2008, our Japanese insurance operations had $12.3 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $6.0 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended June 30, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.51%	$1,405	5.89%	$595	4.84%	$2,000
Trading account assets supporting insurance liabilities	4.96	177	—	—	4.96	177
Equity securities	6.30	56	3.22	22	4.97	78
Commercial mortgage and other loans	5.68	310	6.40	138	5.89	448
Policy loans	5.11	55	6.42	87	5.84	142
Short-term investments and cash equivalents	0.46	14	2.55	7	0.61	21
Other investments	3.03	34	(7.74)	(36)	(0.08)	(2)

Gross investment income before investment expenses	4.43	2,051	5.42	813	4.67	2,864
Investment expenses	(0.14)	(49)	(0.21)	(35)	(0.15)	(84)

Investment income after investment expenses	4.29%	2,002	5.21%	778	4.52%	2,780

Investment results of other entities and operations(2)		55		—		55

Total investment income		$2,057		$778		$2,835

	Three Months Ended June 30, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.74%	$1,398	6.19%	$664	5.12%	$2,062
Trading account assets supporting insurance liabilities	5.18	188	—	—	5.18	188
Equity securities	5.09	60	4.05	33	4.66	93
Commercial mortgage and other loans	5.87	312	6.33	134	6.00	446
Policy loans	5.02	52	6.24	83	5.70	135
Short-term investments and cash equivalents	2.52	67	9.49	21	2.89	88
Other investments	3.23	27	1.03	4	2.60	31

Gross investment income before investment expenses	4.80	2,104	6.01	939	5.11	3,043
Investment expenses	(0.14)	(80)	(0.23)	(68)	(0.16)	(148)

Investment income after investment expenses	4.66%	2,024	5.78%	871	4.95%	2,895

Investment results of other entities and operations(2)		131		—		131

Total investment income		$2,155		$871		$3,026

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 4.52% and 4.95% for the three months ended June 30, 2009 and 2008, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.29% for the three months ended June 30, 2009, compared to 4.66% for the three months ended June 30, 2008. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 5.21% for the three months ended June 30, 2009 compared to 5.78% for the three months ended June 30, 2008. The decrease was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation and losses on the underlying assets.

	Six Months Ended June 30, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.60%	$2,861	5.99%	$1,205	4.94%	$4,066
Trading account assets supporting insurance liabilities	5.05	354	—	—	5.05	354
Equity securities	6.00	113	2.98	42	4.71	155
Commercial mortgage and other loans	5.70	618	6.43	276	5.91	894
Policy loans	5.06	108	6.37	171	5.79	279
Short-term investments and cash equivalents	0.71	43	4.69	24	0.99	67
Other investments	3.79	80	(8.69)	(80)	0.01	—

Gross investment income before investment expenses	4.54	4,177	5.47	1,638	4.77	5,815
Investment expenses	(0.14)	(103)	(0.22)	(73)	(0.16)	(176)

Investment income after investment expenses	4.40%	4,074	5.25%	1,565	4.61%	5,639

Investment results of other entities and operations(2)		51		—		51

Total investment income		$4,125		$1,565		$5,690

	Six Months Ended June 30, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.82%	$2,778	6.32%	$1,372	5.22%	$4,150
Trading account assets supporting insurance liabilities	5.19	373	—	—	5.19	373
Equity securities	4.62	106	3.49	57	4.15	163
Commercial mortgage and other loans	5.91	606	6.53	268	6.08	874
Policy loans	5.08	103	6.26	166	5.75	269
Short-term investments and cash equivalents	3.24	166	12.19	56	3.63	222
Other investments	3.98	63	3.47	24	3.83	87

Gross investment income before investment expenses	4.89	4,195	6.16	1,943	5.22	6,138
Investment expenses	(0.14)	(160)	(0.24)	(166)	(0.16)	(326)

Investment income after investment expenses	4.75%	4,035	5.92%	1,777	5.06%	5,812

Investment results of other entities and operations(2)		240		—		240

Total investment income		$4,275		$1,777		$6,052

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 4.61% and 5.06% for the six months ended June 30, 2009 and 2008, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.40% for the six months ended June 30, 2009, compared to 4.75% for the six months ended June 30, 2008. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 5.25% for the six months ended June 30, 2009 compared to 5.92% for the six months ended June 30, 2008. The decrease was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower income from investments in joint ventures and limited partnerships, driven by lower appreciation and losses on the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.62%	$1,041	5.83%	$1,057
Trading account assets supporting insurance liabilities	5.27	174	5.52	185
Equity securities	10.49	45	8.09	42
Commercial mortgage and other loans	5.85	269	6.04	275
Policy loans	5.86	41	5.59	40
Short-term investments and cash equivalents	0.53	13	2.32	58
Other investments	1.67	10	(0.29)	(2)

Gross investment income before investment expenses	5.18	1,593	5.54	1,655
Investment expenses	(0.13)	(27)	(0.11)	(48)

Investment income after investment expenses	5.05%	1,566	5.43%	1,607

Investment results of other entities and operations(2)		55		131

Total investment income		$1,621		$1,738

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.05% for the three months ended June 30, 2009, compared to 5.43% for the three months ended June 30, 2008. The decrease was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets and lower income from short-term investments as a result of lower short-term rates.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.71%	$2,118	5.98%	$2,137
Trading account assets supporting insurance liabilities	5.30	343	5.46	362
Equity securities	9.85	84	7.29	74
Commercial mortgage and other loans	5.85	536	6.11	536
Policy loans	5.75	79	5.62	79
Short-term investments and cash equivalents	0.74	38	3.27	154
Other investments	2.89	30	1.24	11

Gross investment income before investment expenses	5.30	3,228	5.70	3,353
Investment expenses	(0.13)	(52)	(0.11)	(105)

Investment income after investment expenses	5.17%	3,176	5.59%	3,248

Investment results of other entities and operations(2)		51		240

Total investment income		$3,227		$3,488

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.17% for the six months ended June 30, 2009, compared to 5.59% for the six months ended June 30, 2008. The decrease was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets and lower income from short-term investments as a result of lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.88%	$364	3.00%	$341
Trading account assets supporting insurance liabilities	1.14	3	1.28	3
Equity securities	2.47	11	2.75	18
Commercial mortgage and other loans	4.80	41	4.81	37
Policy loans	3.78	14	3.71	12
Short-term investments and cash equivalents	0.13	1	4.22	9
Other investments	4.88	24	8.36	29

Gross investment income before investment expenses	2.94	458	3.22	449
Investment expenses	(0.15)	(22)	(0.19)	(32)

Total investment income	2.79%	$436	3.03%	$417

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.79% for the three months ended June 30, 2009, compared to 3.03% for the three months ended June 30, 2008. The decrease in yield on the Japanese insurance portfolio is primarily attributable to a lower interest rate environment both in the U.S. and Japan which impacts reinvestment rates and lower equity security dividends. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2009 and 2008 was approximately $9.8 billion and $10.4 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.96%	$743	2.93%	$641
Trading account assets supporting insurance liabilities	2.00	11	1.98	11
Equity securities	2.82	29	2.52	32
Commercial mortgage and other loans	4.85	82	4.72	70
Policy loans	3.84	29	3.84	24
Short-term investments and cash equivalents	0.55	5	2.94	12
Other investments	4.66	50	8.28	52

Gross investment income before investment expenses	3.05	949	3.13	842
Investment expenses	(0.16)	(51)	(0.19)	(55)

Total investment income	2.89%	$898	2.94%	$787

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.89% for the six months ended June 30, 2009, compared to 2.94% for the six months ended June 30, 2008. The decrease in yield on the Japanese insurance portfolio is primarily attributable to a lower short-term interest rate environment both in the U.S. and Japan. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2009 and 2008 was approximately $9.7 billion and $9.4 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

Fixed Maturity Securities—Financial Services Businesses

	June 30, 2009				December 31, 2008
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$18,988	$563	$1,188	$18,363	$19,018	$435	$2,098	$17,355
Utilities	10,875	340	506	10,709	10,770	265	1,017	10,018
Finance	9,427	100	876	8,651	9,793	124	1,084	8,833
Services	8,489	149	887	7,751	8,930	102	1,409	7,623
Energy	4,594	139	313	4,420	4,592	75	579	4,088
Transportation	3,339	81	159	3,261	3,387	74	239	3,222
Retail and Wholesale	3,202	64	227	3,039	3,377	42	388	3,031
Other	921	7	111	817	1,000	26	117	909

Total Corporate Securities	59,835	1,443	4,267	57,011	60,867	1,143	6,931	55,079
Foreign Government(3)	35,133	1,125	139	36,119	32,986	2,338	62	35,262
Residential Mortgage-Backed	10,149	308	109	10,348	10,688	336	114	10,910
Asset-Backed Securities	9,982	92	2,441	7,633	10,863	90	2,467	8,486
Commercial Mortgage-Backed	7,945	96	800	7,241	8,506	3	1,657	6,852
U.S. Government	3,121	365	49	3,437	3,185	750	12	3,923
State & Municipal	456	25	1	480	597	24	8	613

Total(4)(5)	$126,621	$3,454	$7,806	$122,269	$127,692	$4,684	$11,251	$121,125

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $139 million of gross unrealized gains and $136 million of gross unrealized losses as of June 30, 2009, compared to $157 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity, which are not reflected in other comprehensive income.
(3)	As of June 30, 2009 and December 31, 2008, based on amortized cost, 87% represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 5% of the balance.
(4)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(5)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of June 30, 2009 consist primarily of 28% foreign government securities, 15% manufacturing sector, 9% public utility sector, and 8% asset-backed securities compared to 26% foreign government securities, 15% manufacturing sector, 9% asset-backed securities and 8% public utility sector as of December 31, 2008.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses of $7.806 billion as of June 30, 2009 decreased compared to $11.251 billion as of December 31, 2008, as credit spreads tightened across most asset classes. The gross unrealized losses as of June 30, 2009 were concentrated primarily in asset-backed and commercial mortgage-backed securities and the manufacturing, service and finance sectors of our corporate securities. The gross unrealized losses as of December 31, 2008 were concentrated primarily in asset-backed and commercial mortgage-backed securities and the manufacturing and service sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Financial Services Businesses decreased from $4.684 billion as of December 31, 2008 to $3.454 billion as of June 30, 2009, primarily due to the impact of changes in foreign currency exchange rates and an increase in risk-free rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	June 30, 2009				December 31, 2008
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,674	$245	$491	$8,428	$8,791	$188	$905	$8,074
Utilities	5,623	162	259	5,526	5,608	126	526	5,208
Services	4,233	87	352	3,968	4,467	69	590	3,946
Finance	3,149	40	173	3,016	2,455	32	232	2,255
Energy	2,068	50	99	2,019	1,963	16	229	1,750
Retail and Wholesale	1,652	47	79	1,620	1,716	32	149	1,599
Transportation	1,480	37	102	1,415	1,413	23	163	1,273
Other	1	—	—	1	—	—	—	—

Total Corporate Securities	26,880	668	1,555	25,993	26,413	486	2,794	24,105
Asset-Backed Securities	5,197	29	1,675	3,551	5,737	44	1,690	4,091
Commercial Mortgage-Backed	3,789	9	342	3,456	3,858	2	672	3,188
U.S. Government	3,115	117	131	3,101	2,998	603	1	3,600
Residential Mortgage-Backed	2,862	105	73	2,894	3,110	100	109	3,101
Foreign Government(2)	544	44	22	566	582	44	49	577
State & Municipal	258	12	2	268	240	5	4	241

Total (3)	$42,645	$984	$3,800	$39,829	$42,938	$1,284	$5,319	$38,903

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	As of June 30, 2009 and December 31, 2008, based on amortized cost, no individual foreign country represents more than 9% of the balance.
(3)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of June 30, 2009 consist primarily of 20% manufacturing sector, 13% utilities sector, 12% asset-backed securities, 10% services sector, 9% commercial mortgage-backed securities and 7% U.S. Government securities compared to 20% manufacturing sector, 13% asset-backed securities, 13% utilities sector, 10% services sector, 9% commercial mortgage-backed securities and 7% residential mortgage-backed securities as of December 31, 2008.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business decreased from $5.319 billion as of December 31, 2008 to $3.800 billion as of June 30, 2009, primarily due to credit spread tightening across most asset classes. The gross unrealized losses as of both June 30, 2009 and December 31, 2008, were concentrated primarily in asset-backed securities, commercial mortgage-backed securities and the manufacturing, services, and utility sectors of our corporate securities. The gross unrealized gains related to our fixed maturity portfolio attributable to the Closed Block Business decreased from $1.284 billion as of December 31, 2008 to $984 million as of June 30, 2009, primarily due to an increase in risk-free rates.

Asset-Backed Securities

As of June 30, 2009, included within asset-backed securities attributable to the Financial Services Businesses on an amortized cost basis is $4.956 billion ($2.870 billion fair value) of securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios, or limited documentation. The significant deterioration of the U.S. housing market, high interest rate resets, and relaxed underwriting standards for some originators of sub-prime mortgages have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2008
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	27	14	16	12	421	490	548
2006	76	142	76	139	692	1,125	1,538
2005	5	8	—	—	10	23	35
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	108	164	92	151	1,123	1,638	2,121
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	2	15	—	—	302	319	268
2006	20	143	92	89	1,023	1,367	1,265
2005	—	80	89	93	274	536	565
2004 & Prior	71	424	308	172	121	1,096	1,137

Total all other portfolios	93	662	489	354	1,720	3,318	3,235

Total collateralized by sub-prime mortgages(2)	201	826	581	505	2,843	4,956	5,356
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	409	487	16	912	934
Collateralized by auto loans	602	50	14	62	12	740	1,492
Collateralized by credit cards	437	—	1	662	—	1,100	760
Collateralized by non-sub-prime mortgages	995	47	8	37	18	1,105	1,051
Other asset-backed securities(4)	543	132	58	114	322	1,169	1,270

Total asset-backed securities(5)	$2,778	$1,055	$1,071	$1,867	$3,211	$9,982	$10,863

Asset-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2008
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	24	5	13	9	254	305	405
2006	72	113	58	109	481	833	1,284
2005	4	7	—	—	7	18	31
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	100	125	71	118	742	1,156	1,720
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	2	5	—	—	153	160	158
2006	16	69	37	36	519	677	709
2005	—	50	40	39	119	248	324
2004 & Prior	46	254	161	92	76	629	673

Total all other portfolios	64	378	238	167	867	1,714	1,864

Total collateralized by sub-prime mortgages	164	503	309	285	1,609	2,870	3,584
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	414	511	17	942	941
Collateralized by auto loans	609	50	13	57	7	736	1,421
Collateralized by credit cards	471	—	1	576	—	1,048	454
Collateralized by non-sub-prime mortgages	997	46	7	31	14	1,095	1,073
Other asset-backed securities(4)	475	111	48	99	209	942	1,013

Total asset-backed securities(5)	$2,716	$710	$792	$1,559	$1,856	$7,633	$8,486

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $5.0 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2009 are $0.6 billion of securities collateralized by second-lien exposures.
(3)	As of June 30, 2009, includes the $(600) million impact of the bifurcated embedded derivative described below.
(4)	As of June 30, 2009, includes collateralized debt obligations with amortized cost of $124 million and fair value of $71 million, with less than 1% secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.
(5)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2009. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. The following tables set forth the percentage, based on amortized cost, of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses by lowest rating agency rating, as of the dates indicated.

Asset-Backed Securities Collateralized by Sub-prime Mortgages—Financial Services Businesses

	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
December 31, 2008	22%	22%	13%	22%	21%
March 31, 2009	6%	18%	14%	18%	44%
June 30, 2009	4%	17%	12%	10%	57%

The changes in the ratings above reflect the impact of both paydowns in the senior tranches and increased rating agency downgrade activity generally consistent with the continued collateral deterioration.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $5.356 billion as of December 31, 2008 to $4.956 billion as of June 30, 2009, primarily reflecting principal paydowns and other-than-temporary impairments recognized, partially offset by the increase in amortized cost resulting from our adoption of FSP FAS 115-2 and FAS 124-2 on January 1, 2009. For additional information regarding our adoption of this FSP, see Note 2 to the Unaudited Interim Consolidated Financial Statements. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $2.088 billion as of June 30, 2009 and $1.781 billion as of December 31, 2008. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, including the impact of our determination that the market for these securities was an inactive market, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities.”

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 32% as of June 30, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2009, based on amortized cost, approximately 78% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 43% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $4.956 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of June 30, 2009 were $1.340 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $912 million of externally managed investments in the European market, included above in asset-backed securities of the Financial Services Businesses as of June 30, 2009, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 44% European corporate and bank bonds, 22% bank capital, 11% European asset-backed securities, and 23% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of June 30, 2009 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 86% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” As discussed further in Note 11 to the Unaudited Interim Consolidated Financial Statements, any changes in market value of the embedded total return swaps are excluded from adjusted operating income. The fair value of the embedded derivatives associated with these investments increased during the second quarter of 2009 due to the impact of credit spread tightening on the underlying investments. As of June 30, 2009 the embedded derivatives remain in a $600 million loss position on a cumulative basis as a result of the stress experienced in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives. In the second quarter of 2008, we began restructuring certain of these investments, which are now included as direct holdings in our portfolio, primarily classified within “Other trading account assets, at fair value.”

As of June 30, 2009, included within asset-backed securities attributable to the Closed Block Business on an amortized cost basis is $3.977 billion ($2.433 billion fair value) of securities collateralized by sub-prime mortgages. See above for a description of asset-backed securities collateralized by sub-prime mortgages. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2008
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	23	14	16	13	282	348	386
2006	78	147	78	134	491	928	1,354
2005	5	8	—	—	8	21	31
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	106	169	94	147	781	1,297	1,771
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	29	10	—	—	305	344	318
2006	100	—	39	63	956	1,158	1,116
2005	21	158	72	61	103	415	442
2004 & Prior	31	438	101	128	65	763	791

Total all other portfolios	181	606	212	252	1,429	2,680	2,667

Total collateralized by sub-prime mortgages(2)	287	775	306	399	2,210	3,977	4,438
Other asset-backed securities:
Collateralized by credit cards	131	—	—	429	—	560	453
Collateralized by auto loans	124	3	—	23	—	150	270
Externally managed investments in the European market(3)	—	—	78	77	—	155	148
Collateralized by education loans	119	20	—	—	6	145	192
Other asset-backed securities(4)	89	7	22	21	71	210	236

Total asset-backed securities	$750	$805	$406	$949	$2,287	$5,197	$5,737

Asset-Backed Securities at Fair Value—Closed Block Business

	June 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2008
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	20	5	13	9	174	221	290
2006	74	116	60	105	338	693	1,143
2005	5	7	—	—	5	17	27
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	99	128	73	114	517	931	1,460
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	16	4	—	—	161	181	206
2006	44	—	23	32	525	624	623
2005	15	110	38	23	42	228	267
2004 & Prior	19	262	65	82	41	469	478

Total all other portfolios	94	376	126	137	769	1,502	1,574

Total collateralized by sub-prime mortgages	193	504	199	251	1,286	2,433	3,034
Other asset-backed securities:
Collateralized by credit cards	135	—	—	361	—	496	242
Collateralized by auto loans	125	3	—	20	—	148	254
Externally managed investments in the European market(3)	—	—	87	89	—	176	186
Collateralized by education loans	118	11	—	—	5	134	178
Other asset-backed securities(4)	78	5	21	18	42	164	197

Total asset-backed securities(5)	$649	$523	$307	$739	$1,333	$3,551	$4,091

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $4.0 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2009 are $0.3 billion of securities collateralized by second-lien exposures.
(3)	As of June 30, 2009, includes the $(126) million impact of the embedded derivative described below.
(4)	As of June 30, 2009, includes collateralized debt obligations with amortized cost of $16 million and fair value of $10 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, timeshares, aircraft and franchises.
(5)	Excluded from the table above are asset-backed securities classified as other trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2009. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. The following tables set forth the percentage, based on amortized cost, of our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business by lowest rating agency rating, as of the dates indicated.

Asset-Backed Securities Collateralized by Sub-prime Mortgages—Closed Block Business

	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
December 31, 2008	26%	25%	10%	18%	21%
March 31, 2009	9%	20%	9%	13%	49%
June 30, 2009	7%	19%	8%	10%	56%

The changes in the ratings above reflect the impact of both paydowns in the senior tranches and increased rating agency downgrade activity generally consistent with the continued collateral deterioration.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $4.438 billion as of December 31, 2008 to $3.977 billion as of June 30, 2009, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $1.544 billion as of June 30, 2009 and $1.405 billion as of December 31, 2008. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, including the impact of our determination that the market for these securities was an inactive market, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities.”

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 33% as of June 30, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2009, based on amortized cost, approximately 83% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 48% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $3.977 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of June 30, 2009 were $1.335 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $155 million of externally managed investments in the European market, included in asset-backed securities of the Closed Block Business as of June 30, 2009, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 44% European corporate and bank bonds, 22% bank capital, 11% European asset-backed securities, and 23% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of June 30, 2009 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 86% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The fair value of the embedded derivatives associated with these investments increased during the second quarter of 2009 due to the impact of credit spread tightening on the underlying investments. As of June 30, 2009 the embedded derivatives remain in a $126 million loss position on a cumulative basis as a result of the stress experienced in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

Residential Mortgage-Backed Securities

As of June 30, 2009, on an amortized cost basis, $10.061 billion of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or above. Of these pass-through securities, $8.163 billion are supported by the U.S. government, and $1.898 billion are supported by foreign governments. Collateralized mortgage obligations, including approximately $43 million secured by “ALT-A” mortgages, represented the remaining $88 million of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), and 54% have credit ratings of A or above, while the remaining 46% have credit ratings of B or higher.

As of June 30, 2009, on an amortized cost basis, $2.525 billion of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit U.S. government guarantees and have credit ratings of AAA. Collateralized mortgage obligations, including approximately $133 million secured by “ALT-A” mortgages, represented the remaining $337 million of residential mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business), and 37% have AAA credit ratings, 2% have AA credit ratings, 18% have A credit ratings, 4% have BBB credit ratings, 30% have BB credit ratings and the remaining 9% have B credit ratings.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2008
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	175	—	30	98	26	329	341
2007	1,555	—	3	53	84	1,695	1,842
2006	3,115	—	—	6	4	3,125	3,389
2005	1,580	—	—	12	18	1,610	1,585
2004 & Prior	1,062	88	22	10	4	1,186	1,349

Total commercial mortgage-backed securities(1)(2)	$7,487	$88	$55	$179	$136	$7,945	$8,506

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	140	—	28	92	23	283	293
2007	1,397	—	3	46	66	1,512	1,393
2006	2,797	—	—	5	7	2,809	2,695
2005	1,496	—	—	12	21	1,529	1,288
2004 & Prior	1,013	72	15	5	3	1,108	1,183

Total commercial mortgage-backed securities(1)	$6,843	$72	$46	$160	$120	$7,241	$6,852

(1)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(2)	Included in the table above as of June 30, 2009 are commercial mortgage-backed securities collateralized by Non-U.S. properties with amortized cost of $11 million in AAA, none in AA, $33 million in A, $168 million in BBB and $132 million in BB and below.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 33% as of June 30, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of June 30, 2009, based on amortized cost, approximately 93% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 78% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of June 30, 2009, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	June 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	32	—	—	—	—
2007	31	—	—	—	—
2006	31	—	—	—	—
2005	29	—	—	—	—
2004 & Prior	36	29	13	8	20

Non-U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	June 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	—	—	6	7	7
2007	—	—	11	4	3
2006	—	—	—	11	1
2005	—	—	—	13	3
2004 & Prior	—	—	—	—	—

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	June 30, 2009
	Super Senior AAA Structures				Other AAA Structures
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—	$—
2008	175	—	—	—	—	—	—	175
2007	1,555	—	—	—	—	—	—	1,555
2006	2,059	1,046	—	—	—	—	10	3,115
2005	690	868	—	—	—	—	22	1,580
2004 & Prior	58	198	—	—	534	254	18	1,062

Total	$4,537	$2,112	$—	$—	$534	$254	$50	$7,487

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	10	—	—	—	—	10	10
2007	439	—	19	—	—	458	437
2006	857	—	—	—	—	857	882
2005	1,275	—	—	—	—	1,275	1,282
2004 & Prior	1,108	37	43	1	—	1,189	1,247

Total commercial mortgage-backed securities	$3,689	$37	$62	$1	$—	$3,789	$3,858

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	June 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2008
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	9	—	—	—	—	9	9
2007	391	—	4	—	—	395	326
2006	751	—	—	—	—	751	689
2005	1,177	—	—	—	—	1,177	1,051
2004 & Prior	1,062	28	34	—	—	1,124	1,113

Total commercial mortgage-backed securities	$3,390	$28	$38	$—	$—	$3,456	$3,188

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 32% as of June 30, 2009. See above for a definition of this percentage. As of June 30, 2009, based on amortized cost, approximately 93% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 60% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of June 30, 2009, by rating and vintage.

Commercial Mortgage-Backed Securities -Subordination Percentages by Rating and Vintage—Closed Block Business

	June 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	28	—	—	—	—
2007	30	—	5	—	—
2006	29	—	—	—	—
2005	28	—	—	—	—
2004 & Prior	34	19	26	9	—

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	June 30, 2009
	Super Senior AAA Structures				Other AAA Structures
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—	$—
2008	10	—	—	—	—	—	—	10
2007	439	—	—	—	—	—	—	439
2006	698	131	—	—	—	—	28	857
2005	1,047	227	—	—	—	—	1	1,275
2004 & Prior	48	14	—	—	927	112	7	1,108

Total	$2,242	$372	$—	$—	$927	$112	$36	$3,689

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $10.6 billion, or 8%, of the total fixed maturities as of June 30, 2009 and $9.0 billion, or 7%, of the total fixed maturities as of December 31, 2008. Below investment grade fixed maturities represented 30% and 19% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2009 and December 31, 2008, respectively. The increase in below investment grade fixed maturity securities is primarily due to credit migration on securities held resulting from slowing economic conditions, rather than new originations or purchases.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $7.6 billion, or 18%, of the total fixed maturities as of June 30, 2009 and $6.6 billion, or 15%, of the total fixed maturities as of December 31, 2008. Below investment grade fixed maturities represented 40% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2009, compared to 29% of gross unrealized losses as of December 31, 2008.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$84,551	$2,858	$2,825	$84,584	$85,474	$4,228	$4,425	$85,277
2	Baa	14,209	272	1,383	13,098	15,573	163	2,893	12,843

	Subtotal Investment Grade	98,760	3,130	4,208	97,682	101,047	4,391	7,318	98,120
3	Ba	3,534	24	767	2,791	3,009	16	800	2,225
4	B	1,693	7	465	1,235	1,639	2	565	1,076
5	C and lower	861	8	360	509	379	14	123	270
6	In or near default	466	15	197	284	36	4	4	36

	Subtotal Below Investment Grade(4)	6,554	54	1,789	4,819	5,063	36	1,492	3,607

Total Public Fixed Maturities		$105,314	$3,184	$5,997	$102,501	$106,110	$4,427	$8,810	$101,727

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2009 and December 31, 2008, respectively, 14 securities with amortized cost of $4 million (fair value, $1 million) and 13 securities with amortized cost of $3 million (fair value, $2 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $130 million of gross unrealized gains and $130 million gross unrealized losses as of June 30, 2009, compared to $132 million of gross unrealized gains and $132 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity that are not reflected in other comprehensive income.
(4)	On an amortized cost basis, as of June 30, 2009 includes $261 million in emerging markets securities and $180 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$19,212	$531	$1,297	$18,446	$20,231	$977	$2,040	$19,168
2	Baa	6,053	125	536	5,642	6,555	59	1,169	5,445

	Subtotal Investment Grade	25,265	656	1,833	24,088	26,786	1,036	3,209	24,613
3	Ba	2,331	17	381	1,967	2,209	8	538	1,679
4	B	1,600	9	446	1,163	1,324	2	453	873
5	C and lower	663	10	246	427	349	6	111	244
6	In or near default	342	11	135	218	15	1	1	15

	Subtotal Below Investment Grade(2)	4,936	47	1,208	3,775	3,897	17	1,103	2,811

Total Public Fixed Maturities		$30,201	$703	$3,041	$27,863	$30,683	$1,053	$4,312	$27,424

(1)	Includes, as of June 30, 2009 and December 31, 2008, respectively, 18 securities with amortized cost of $32 million (fair value, $18 million) and 18 securities with amortized cost of $30 million (fair value, $20 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of June 30, 2009, includes $634 million in securitized bank loans and $383 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,263	$100	$261	$6,102	$6,284	$112	$408	$5,988
2	Baa	10,962	121	1,011	10,072	11,341	92	1,310	10,123

	Subtotal Investment Grade	17,225	221	1,272	16,174	17,625	204	1,718	16,111
3	Ba	2,477	23	288	2,212	2,405	24	381	2,048
4	B	944	9	146	807	1,037	14	244	807
5	C and lower	385	5	69	321	283	7	59	231
6	In or near default	276	12	34	254	232	8	39	201

	Subtotal Below Investment Grade(4)	4,082	49	537	3,594	3,957	53	723	3,287

Total Private Fixed Maturities		$21,307	$270	$1,809	$19,768	$21,582	$257	$2,441	$19,398

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2009 and December 31, 2008, respectively, 116 securities with amortized cost of $4,564 million (fair value, $4,642 million) and 129 securities with amortized cost of $1,211 million (fair value, $1,052 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $9 million of gross unrealized gains and $6 million of gross unrealized losses as of June 30, 2009, compared to $25 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity that are not reflected in other comprehensive income.
(4)	On an amortized cost basis, as of June 30, 2009 includes $957 million in securitized bank loans and $207 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,156	$137	$87	$3,206	$3,379	$116	$115	$3,380
2	Baa	6,603	115	350	6,368	6,175	86	460	5,801

	Subtotal Investment Grade	9,759	252	437	9,574	9,554	202	575	9,181
3	Ba	1,631	25	151	1,505	1,651	15	241	1,425
4	B	759	1	112	648	652	9	141	520
5	C and lower	165	—	34	131	158	3	39	122
6	In or near default	130	3	25	108	240	2	11	231

	Subtotal Below Investment Grade(2)	2,685	29	322	2,392	2,701	29	432	2,298

Total Private Fixed Maturities		$12,444	$281	$759	$11,966	$12,255	$231	$1,007	$11,479

(1)	Includes, as of June 30, 2009 and December 31, 2008, respectively, 67 securities with amortized cost of $1,004 million (fair value, $937 million) and 87 securities with amortized cost of $1,908 million (fair value, $1,797 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of June 30, 2009, includes $541 million in securitized bank loans and $346 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$29,312	$1,036	$1,151	$29,197	$29,537	$874	$1,753	$28,658
2	Baa	22,956	339	2,033	21,262	23,777	198	3,420	20,555

	Subtotal Investment Grade	52,268	1,375	3,184	50,459	53,314	1,072	5,173	49,213
3	Ba	4,816	27	618	4,225	4,685	29	983	3,731
4	B	1,898	9	296	1,611	2,257	15	641	1,631
5	C and lower	559	13	115	457	433	20	119	334
6	In or near default	294	19	54	259	178	7	15	170

	Subtotal Below Investment Grade	7,567	68	1,083	6,552	7,553	71	1,758	5,866

Total Corporate Securities		$59,835	$1,443	$4,267	$57,011	$60,867	$1,143	$6,931	$55,079

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.

The following table sets forth our corporate securities by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

NAIC Designation	Rating Agency Equivalent	June 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$9,919	$388	$264	$10,043	$9,382	$329	$435	$9,276
2	Baa	11,645	221	659	11,207	11,379	120	1,161	10,338

	Subtotal Investment Grade	21,564	609	923	21,250	20,761	449	1,596	19,614
3	Ba	3,183	31	290	2,924	3,344	19	589	2,774
4	B	1,569	8	222	1,355	1,721	11	484	1,248
5	C and lower	383	7	83	307	335	5	114	226
6	In or near default	181	13	37	157	252	2	11	243

	Subtotal Below Investment Grade	5,316	59	632	4,743	5,652	37	1,198	4,491

Total Corporate Securities		$26,880	$668	$1,555	$25,993	$26,413	$486	$2,794	$24,105

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of June 30, 2009 and December 31, 2008, we had $1.168 billion and $1.222 billion, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1.104 billion and $1.161 billion of outstanding notional amounts as of June 30, 2009 and December 31, 2008, respectively. The Closed Block Business had $64 million and $61 million of outstanding notional amounts, as of June 30, 2009 and December 31, 2008, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $3 million and $5 million for the three and six months ended June 30, 2009, respectively, and $4 million and $7 million for the three and six months ended June 30, 2008, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

NAIC Designation	Rating Agency Equivalent	June 30, 2009
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$295	$1	$182	$(8)	$477	$(7)
2	Baa	25	—	290	(27)	315	(27)

	Subtotal Investment Grade	320	1	472	(35)	792	(34)
3	Ba	—	—	262	(35)	262	(35)
4	B	—	—	—	—	—	—
5	C and lower	—	—	50	(9)	50	(9)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	312	(44)	312	(44)

Total		$320	$1	$784	$(79)	$1,104	$(78)

Credit Derivatives, Sold Protection—Financial Services Businesses

NAIC Designation	Rating Agency Equivalent	December 31, 2008
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$320	$(9)	$207	$(19)	$527	$(28)
2	Baa	—	—	517	(84)	517	(84)

	Subtotal Investment Grade	320	(9)	724	(103)	1,044	(112)
3	Ba	—	—	15	(2)	15	(2)
4	B	—	—	—	—	—	—
5	C and lower	—	—	102	(32)	102	(32)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	117	(34)	117	(34)

Total		$320	$(9)	$841	$(137)	$1,161	$(146)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

NAIC Designation	Rating Agency Equivalent	June 30, 2009
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$23	$—	$6	$—	$29	$—
2	Baa	10	—	25	—	35	—

	Subtotal Investment Grade	33	—	31	—	64	—
3	Ba	—	—	—	—	—	—
4	B	—	—	—	—	—	—
5	C and lower	—	—	—	—	—	—
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	—	—	—	—

Total		$33	$—	$31	$—	$64	$—

Credit Derivatives, Sold Protection—Closed Block Business

NAIC Designation	Rating Agency Equivalent	December 31, 2008
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$20	$(1)	$6	$—	$26	$(1)
2	Baa	5	—	25	(1)	30	(1)

	Subtotal Investment Grade	25	(1)	31	(1)	56	(2)
3	Ba	—	—	—	—	—	—
4	B	—	—	—	—	—	—
5	C and lower	5	—	—	—	5	—
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	5	—	—	—	5	—

Total		$30	$(1)	$31	$(1)	$61	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of June 30, 2009 and December 31, 2008, the Financial Services Businesses had $1.575 billion and $1.069 billion of outstanding notional amounts, reported at fair value as a $155 million asset and a $189 million asset, respectively. As of June 30, 2009 and December 31, 2008, the Closed Block Business had $480 million and $309 million of outstanding notional amounts, reported at fair value as an asset of $80 million and $64 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $12 million and $19 million for the three and six months ended June 30, 2009, respectively, and $6 million and $9 million for the three and six months ended June 30, 2008, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	June 30, 2009		December 31, 2008
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,629	$298	$9,612	$2,605
Three months or greater but less than six months	1,811	735	13,481	4,623
Six months or greater but less than nine months	2,636	849	1,082	488
Nine months or greater but less than twelve months	4,896	1,773	272	159
Greater than twelve months	1,037	485	—	—

Total	$12,009	$4,140	$24,447	$7,875

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations. The month count was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and FAS 124-2.

The gross unrealized losses were primarily concentrated in asset-backed securities as of June 30, 2009 and December 31, 2008. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $4.140 billion as of June 30, 2009 includes $1.932 billion relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of June 30, 2009 also includes $201 million of gross unrealized losses on securities with amortized cost of $275 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $7 million was included in the three months or greater but less than six months timeframe, $41 million was included in the six months or greater but less than nine months timeframe, $28 million was included in the nine months or greater but less than twelve months timeframe and $125 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cashflows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At June 30, 2009, we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	June 30, 2009		December 31, 2008
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$592	$106	$3,377	$928
Three months or greater but less than six months	1,333	543	6,159	2,338
Six months or greater but less than nine months	868	290	662	325
Nine months or greater but less than twelve months	2,594	998	25	21
Greater than twelve months	564	236	—	—

Total	$5,951	$2,173	$10,223	$3,612

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations. The month count was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and FAS 124-2.

The gross unrealized losses were primarily concentrated in asset-backed securities as of June 30, 2009 and December 31, 2008. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $2.173 billion as of June 30, 2009 includes $1.407 billion relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of June 30, 2009 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cashflows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At June 30, 2009, we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Fixed maturity securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statements of financial position. Other fixed maturity securities are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

•	the reasons for the decline in value (credit event, currency or interest rate related, including general credit spread widening);

•	the financial condition of and near-term prospects of the issuer; and

•	the extent and the duration of the decline, including, but not limited to, the following general guidelines;

•	declines in value greater than 20%, maintained for six months or greater;

•	declines in value greater than 15%, maintained for more than one year on below investment grade bonds; and

•	declines in value less than six months where there has been a precipitous (generally 50% or greater) decline in value.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $330 million and $444 million for the three months ended June 30, 2009 and 2008, respectively, and $739 million and $820 million for the six months ended June 30, 2009 and 2008, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended June 30, 2009 and 2008, were $209 million and $375 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the six months ended June 30, 2009 and 2008 include $449 million and $665 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $172 million and $209 million for the three months ended June 30, 2009 and 2008, respectively, and $353 million and $360 million for the six months ended June 30, 2009, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended June 30, 2009 and 2008, were $100 million and $166 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the six months ended June 30, 2009 and 2008 include $201 million and $279 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

Trading account assets supporting insurance liabilities

Certain products included in the Retirement and International Insurance segments, are experience-rated, meaning that we expect the investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial mortgage and other loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.” The following table sets forth the composition of this portfolio as of the dates indicated.

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$553	$553	$1,232	$1,232
Fixed Maturities:
Corporate Securities	8,870	8,612	8,814	7,971
Commercial Mortgage-Backed	2,235	2,132	2,335	2,092
Residential Mortgage-Backed	1,399	1,381	708	684
Asset Backed Securities	930	692	915	635
Foreign Government	474	479	416	420
U.S. Government	121	114	147	143

Total Fixed Maturities	14,029	13,410	13,335	11,945
Equity Securities	953	803	1,074	698

Total trading account assets supporting insurance liabilities	$15,535	$14,766	$15,641	$13,875

As a percentage of amortized cost, 74% of the portfolio was publicly traded as of June 30, 2009, compared to 75% as of December 31, 2008. As of both June 30, 2009 and December 31, 2008, 88% of the fixed maturity portfolio was classified as investment grade. As of June 30, 2009, $1.195 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $124 million secured by “ALT-A” mortgages, represented the remaining $204 million of residential mortgage-backed securities, of which 94% have credit ratings of A or better and 6% are below investment grade. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2009		December 31, 2008
Industry(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$2,967	$2,917	$2,870	$2,631
Utilities	1,953	1,894	1,958	1,757
Services	1,383	1,321	1,464	1,302
Finance	1,026	979	1,045	931
Energy	678	661	624	553
Transportation	498	474	462	426
Retail and Wholesale	364	365	390	371
Other	1	1	1	—

Total Corporate Securities	$8,870	$8,612	$8,814	$7,971

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost —Trading Account Assets Supporting Insurance Liabilities

	June 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	3	—	—	—	126	129	133
2006	3	4	16	16	114	153	183
2005	8	6	33	0	23	70	83
2004 & Prior	3	33	12	27	11	86	94

Total collateralized by sub-prime mortgages	17	43	61	43	274	438	493
Other asset-backed securities:
Collateralized by auto loans	88	7	—	5	—	100	149
Collateralized by credit cards	176	—	—	105	—	281	141
Other asset-backed securities	57	4	9	29	12	111	132

Total asset-backed securities	$338	$54	$70	$182	$286	$930	$915

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	2	—	—	—	56	58	61
2006	3	4	5	8	67	87	115
2005	6	6	20	—	13	45	63
2004 & Prior	2	20	6	14	6	48	59

Total collateralized by sub-prime mortgages(1)	13	30	31	22	142	238	298
Other asset-backed securities:
Collateralized by auto loans	90	7	—	5	—	102	144
Collateralized by credit cards	177	—	—	94	—	271	89
Other asset-backed securities(2)	46	3	7	21	4	81	104

Total asset-backed securities	$326	$40	$38	$142	$146	$692	$635

(1)	Included within the $438 million of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2009 are $34 million of securities collateralized by second-lien exposures.
(2)	As of June 30, 2009, includes collateralized debt obligations with fair value of $6 million, none of which are secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, education loans, equipment leases, and franchises.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	46	—	—	—	—	46	46
2006	197	—	—	—	—	197	197
2005	1,006	—	—	—	—	1,006	1,012
2004 & Prior	882	56	35	10	3	986	1,080

Total commercial mortgage-backed securities	$2,131	$56	$35	$10	$3	$2,235	$2,335

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	38	—	—	—	—	38	33
2006	186	—	—	—	—	186	168
2005	968	—	—	—	—	968	906
2004 & Prior	861	47	25	4	3	940	985

Total commercial mortgage-backed securities	$2,053	$47	$25	$4	$3	$2,132	$2,092

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,448	$108	$219	$6,337	$5,843	$48	$455	$5,436
2	Baa	2,535	34	96	2,473	2,673	4	359	2,318

	Subtotal Investment Grade	8,983	142	315	8,810	8,516	52	814	7,754
3	Ba	478	3	50	431	544	—	128	416
4	B	274	—	53	221	279	—	93	186
5	C and lower	114	—	50	64	50	—	29	21
6	In or near default	94	—	61	33	30	—	27	3

	Subtotal Below Investment Grade	960	3	214	749	903	—	277	626

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,943	$145	$529	$9,559	$9,419	$52	$1,091	$8,380

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$932	$3	$38	$897	$977	$2	$60	$919
2	Baa	2,444	23	139	2,328	2,191	13	191	2,013

	Subtotal Investment Grade	3,376	26	177	3,225	3,168	15	251	2,932
3	Ba	509	1	44	466	571	2	74	499
4	B	132	1	22	111	141	—	37	104
5	C and lower	63	1	17	47	10	—	2	8
6	In or near default	6	—	4	2	26	—	4	22

	Subtotal Below Investment Grade	710	3	87	626	748	2	117	633

Total Private Trading Account Assets Supporting Insurance Liabilities		$4,086	$29	$264	$3,851	$3,916	$17	$368	$3,565

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

	June 30, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalent	$6	$6	$—	$—	$6	$6	$—	$—
Fixed Maturities:
Corporate Securities	103	94	123	119	96	88	123	105
Asset-Backed Securities	1,647	1,575	26	25	371	269	25	15
Commercial Mortgage-Backed	212	119	—	—	216	135	—	—
Residential Mortgage-Backed	261	118	—	—	278	150	—	—
Foreign Government	32	33	—	—	33	34	—	—
U.S. Government	13	13	—	—	9	9	—	—

Total Fixed Maturities	2,268	1,952	149	144	1,003	685	148	120
Equity Securities	25	23	19	21	30	23	—	—
Other	15	17	—	—	14	14	—	—

Total other trading account assets	$2,314	$1,998	$168	$165	$1,053	$728	$148	$120

During the first six months of 2009, we purchased asset-backed securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility, or TALF. TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans. As of June 30, 2009, $1,250 million of asset-backed securities attributable to the Financial Services Businesses were purchased under TALF and are reflected within “Other trading account assets.” We received secured financing from the Federal Reserve of $1,167 million related to the purchase of these securities that is reflected within “Long-term debt.” For additional information regarding TALF, see “—Liquidity and Capital Resources.”

As of June 30, 2009, on an amortized cost basis 95% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 4% have BBB and the remaining 1% have BB and below credit ratings. As of June 30, 2009, on an amortized cost basis 37% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 63% have BBB credit ratings.

In second quarter of 2008, we began restructuring certain externally managed investments in the European market attributable to the Financial Services Businesses, which reflected our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities. These investments are now included as direct holdings in our portfolio and are reflected within “Other trading account assets.” The medium term note investments were previously recorded within “fixed maturity securities—available for sale.” For additional information regarding externally managed investments in the European market, see “—Fixed Maturity Securities—Asset-Backed Securities.”

Commercial Mortgage and Other Loans

Investment Mix

As of June 30, 2009 and December 31, 2008 we held approximately 13% of our general account investments in commercial mortgage and other loans. This percentage is net of a $419 million and $211 million allowance for losses as of June 30, 2009 and December 31, 2008, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	June 30, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial mortgage loans	$19,817	$8,818	$19,936	$8,765
Uncollateralized loans	1,316	40	1,204	40
Loans collateralized by residential properties(1)	915	1	976	1
Other collateralized loans(2)	187	—	129	—

Total commercial mortgage and other loans(3)	$22,235	$8,859	$22,245	$8,806

(1)	Loans collateralized by residential properties includes $905 million and $965 million of Japanese recourse loans as of June 30, 2009 and December 31, 2008, respectively.
(2)	Other collateralized loans attributable to the Financial Services Businesses includes $95 million and $109 million of collateralized consumer loans and $19 million and $19 million of loans collateralized by aviation assets as of June 30, 2009 and December 31, 2008, respectively.
(3)	Excluded from the tables above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Composition of Commercial Mortgage Loans

The global financial markets have experienced extreme stress since the second half of 2007. The availability and cost of credit has been materially affected, leading to a decrease in the overall liquidity and availability of capital in the commercial mortgage loan market, and in particular a decrease in activity by securitization lenders. These conditions have led to greater opportunities for more selective originations by portfolio lenders such as our general account. While we have observed weakness in commercial real estate fundamentals, delinquency rates on our commercial mortgage loans have been relatively stable in recent years. However, continued difficult conditions in the global financial markets and the overall economic downturn could put additional pressure on these fundamentals through rising vacancies, falling rents and falling property values, potentially resulting in higher levels of loan losses.

Our commercial mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial mortgage loans by geographic region and property type as of the dates indicated.

	June 30, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by region:
U.S. Regions:
Pacific	$5,801	29.3%	$2,908	33.0%	$5,854	29.4%	$2,834	32.3%
South Atlantic	4,586	23.1	1,709	19.4	4,614	23.2	1,751	20.0
Middle Atlantic	2,831	14.3	1,864	21.1	2,953	14.8	1,896	21.6
East North Central	1,677	8.4	451	5.1	1,772	8.9	500	5.7
West South Central	1,548	7.8	654	7.4	1,460	7.3	646	7.4
Mountain	1,202	6.1	485	5.5	1,129	5.7	407	4.6
New England	867	4.4	323	3.7	903	4.5	327	3.7
West North Central	585	2.9	203	2.3	604	3.0	180	2.1
East South Central	373	1.9	165	1.9	385	1.9	167	1.9

Subtotal—U.S.	19,470	98.2	8,762	99.4	19,674	98.7	8,708	99.3
Asia	10	0.1	—		1	—	—	—
Other	337	1.7	56	0.6	261	1.3	57	0.7

Total commercial mortgage loans	$19,817	100.0%	$8,818	100.0%	$19,936	100.0%	$8,765	100.0%

	June 30, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by property type:
Industrial buildings	$4,491	22.7%	$1,965	22.3%	$4,544	22.8%	$1,959	22.3%
Retail stores	3,965	20.0	1,682	19.1	3,742	18.8	1,578	18.0
Office buildings	3,882	19.6	1,799	20.4	4,024	20.2	1,787	20.4
Apartment Complexes	3,399	17.1	1,659	18.8	3,549	17.8	1,727	19.7
Other	1,768	8.9	549	6.2	1,719	8.6	518	5.9
Hospitality	1,164	5.9	416	4.7	1,134	5.7	427	4.9
Agricultural properties	1,148	5.8	748	8.5	1,224	6.1	769	8.8

Total commercial mortgage loans	$19,817	100.0%	$8,818	100.0%	$19,936	100.0%	$8,765	100.0%

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% percent indicate that the loan amount is greater than the collateral value. A smaller loan-to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service payments.

As of June 30, 2009, our general account investments in commercial mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.83 times, and a weighted average loan-to-value ratio of 62%. As of June 30, 2009, our general account investments in commercial mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.94 times, and a weighted average loan-to-value ratio of 56%. For those general account commercial mortgage loans attributable to the Financial Services Businesses that were originated in 2009, the weighted average loan-to-value ratio was 56%, and the weighted average debt service coverage ratio was 1.58 times.

The values utilized in calculating these loan-to-value ratios are developed as part of our periodic review of the commercial mortgage loan portfolio, which includes a quality re-rating as well as an internal evaluation of the underlying collateral value. For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage loan portfolio attributable to the Financial Services Businesses included approximately $1.8 billion of such loans as of June 30, 2009 and December 31, 2008, and our commercial mortgage loan portfolio attributable to the Closed Block Business included approximately $0.7 billion of such loans as of June 30, 2009 and December 31, 2008. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. For information regarding similar loans we hold as part of our commercial mortgage operations, see “—Invested Asset of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	June 30, 2009
	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$3,193	$490	$828	$630	$172	$80	$5,393
50% - 60%	858	694	1,576	451	219	42	3,840
60% - 70%	711	456	1,041	735	183	84	3,210
70% - 80%	386	612	775	1,641	411	163	3,988
80% - 90%	—	—	513	1,084	27	229	1,853
90% - 100%	167	51	243	254	144	63	922
Greater than 100%	—	—	43	21	326	221	611

Total commercial mortgage loans	$5,315	$2,303	$5,019	$4,816	$1,482	$882	$19,817

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	June 30, 2009
	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$2,006	$535	$448	$349	$65	$55	$3,458
50% - 60%	331	312	557	227	97	78	1,602
60% - 70%	184	284	425	418	28	22	1,361
70% - 80%	69	166	142	893	92	19	1,381
80% - 90%	—	—	175	304	18	119	616
90% - 100%	—	—	86	55	109	—	250
Greater than 100%	—	—	—	13	62	75	150

Total commercial mortgage loans	$2,590	$1,297	$1,833	$2,259	$471	$368	$8,818

The following tables set forth the breakdown of our commercial mortgage loans by year of origination as of June 30, 2009.

Commercial Mortgage Loans by Year of Origination

	June 30, 2009
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2009	$818	4.1%	$335	3.8%
2008	3,687	18.6	1,206	13.7
2007	4,758	24.0	1,724	19.6
2006	3,496	17.7	1,111	12.6
2005	2,285	11.5	842	9.5
2004 and prior	4,773	24.1	3,600	40.8

Total commercial mortgage loans	$19,817	100.0%	$8,818	100.0%

Commercial Mortgage and Other Loan Quality

Ongoing review of the portfolio is performed and loans are placed on watch list status based on a predefined set of criteria. We place loans on early warning status in cases where, based on our analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, we believe a loss of principal or interest could occur. We classify loans as closely monitored when we determine there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans not in good standing are those loans where we have concluded that there is a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy. In our domestic operations, our workout and special servicing professionals manage the loans on the watch list. As described below, in determining our allowance for losses we evaluate each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. In our international portfolios, we monitor delinquency in consumer loans on a pool basis and evaluate any servicing relationship and guarantees the same way we do for commercial mortgage loans.

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans that are determined to be non-performing as a result of our loan review process, and a portfolio reserve for probable incurred but not specifically identified losses. We define a non-performing loan as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers our past loan experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The valuation allowance for commercial mortgage and other loans can increase or decrease from period to period based on these factors.

The following table sets forth the gross carrying value for commercial mortgage and other loans by loan classification as of the dates indicated:

	June 30, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Current	$22,096	$8,827	$22,162	$8,788
Delinquent, not in foreclosure	69	3	57	17
Delinquent, in foreclosure	7	—	—	—
Restructured	63	29	26	1

Total commercial mortgage and other loans	$22,235	$8,859	$22,245	$8,806

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	June 30, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$153	$58	$90	$28
Addition to/(release of) allowance for losses	140	68	58	30
Charge-offs, net of recoveries	—	—	—	—
Change in foreign exchange	—	—	5	—

Allowance, end of period	$293	$126	$153	$58

As of June 30, 2009 the $293 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses includes $63 million related to loan specific reserves and $230 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2008 the $153 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $8 million related to loan specific reserves and $145 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of June 30, 2009 the $126 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business includes $27 million related to loan specific reserves and $99 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2008 the $58 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $6 million related to loan specific reserves and $52 million related to the portfolio reserve for probable incurred but not specifically identified losses. The increase in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects the overall economic downturn and weakness in commercial real estate fundamentals, as discussed above.

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

Equity Securities—Financial Services Businesses

	June 30, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,934	$243	$224	$2,953	$3,807	$43	$624	$3,226
Private equity	434	51	47	438	461	20	48	433

Total Equity	$3,368	$294	$271	$3,391	$4,268	$63	$672	$3,659

Public equity securities include mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance. These mutual funds invest primarily in high yield bonds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of June 30, 2009 were $1,261 million, $185 million, $6 million, and $1,440 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2008 were $1,306 million, $23 million, $119 million, and $1,210 million, respectively.

Equity securities also include perpetual preferred securities, which have characteristics of both debt and equity securities. The cost, gross unrealized gains, gross unrealized losses, and fair value of perpetual preferred securities as of June 30, 2009 were $351 million, $6 million, $81 million, and $276 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these securities as of December 31, 2008 were $378 million, $1 million, $93 million, and $286 million, respectively.

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

Equity Securities—Closed Block Business

	June 30, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,616	$261	$387	$2,490	$2,998	$196	$811	$2,383
Private equity	23	—	—	23	17	—	—	17

Total Equity	$2,639	$261	$387	$2,513	$3,015	$196	$811	$2,400

The cost, gross unrealized gains, gross unrealized losses, and fair value of perpetual preferred securities as of June 30, 2009 were $190 million, $2 million, $43 million, and $149 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these securities as of December 31, 2008 were $106 million, $0 million, $29 million, and $77 million, respectively.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	June 30, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,002	$27	$1,352	$104
Three months or greater but less than six months	118	10	340	31
Six months or greater but less than nine months	172	19	174	9
Nine months or greater but less than twelve months	286	19	124	6
Greater than twelve months	257	29	—	—

Total	$1,835	$104	$1,990	$150

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	June 30, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$37	$9	$1,002	$337
Three months or greater but less than six months	287	73	248	80
Six months or greater but less than nine months	137	52	39	17
Nine months or greater but less than twelve months	59	21	322	88
Greater than twelve months	22	12	—	—

Total	$542	$167	$1,611	$522

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of both June 30, 2009 and December 31, 2008 were primarily concentrated in the finance, other, and manufacturing, sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $167 million as of June 30, 2009 includes $12 million of gross unrealized losses on securities with a cost of $21 million where the estimated fair value had declined and remained below cost by 50% or more, all of which was included in the greater than twelve months timeframe. Securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2009 represent perpetual preferred securities, which have characteristics of both debt and equity securities and to which an impairment model similar to our fixed maturities is applied. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	June 30, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,168	$21	$1,348	$106
Three months or greater but less than six months	53	8	—	—
Six months or greater but less than nine months	188	21	—	—
Nine months or greater but less than twelve months	357	45	—	—
Greater than twelve months	52	9	—	—

Total	$1,818	$104	$1,348	$106

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	June 30, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$111	$29	$288	$89
Three months or greater but less than six months	87	27	1,289	580
Six months or greater but less than nine months	201	75	72	36
Nine months or greater but less than twelve months	421	152	—	—
Greater than twelve months	—	—	—	—

Total	$820	$283	$1,649	$705

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of June 30, 2009 were primarily concentrated in the manufacturing, finance, and service sectors compared to December 31, 2008 where the gross unrealized losses were primarily concentrated in the manufacturing, finance and services sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $283 million as of June 30, 2009 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2009 represent perpetual preferred securities, which have characteristics of both debt and equity securities and to which an impairment model similar to our fixed maturities is applied. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

Given recent market conditions and liquidity concerns, and the resulting high levels of price volatility, beginning in the third quarter of 2008 we extended the parameters under which we consider a decline in value to be other-than-temporary. In particular, we generally recognize other-than-temporary impairments for securities with declines in value greater than 50% maintained for six months or greater or with any decline in value maintained for one year or greater. In addition, in making our determinations we continue to analyze the financial condition and near-term prospects of the issuer, including an assessment of the issuer’s capital position, and consider our ability and intent to hold the investment for a period of time to allow for a recovery of value.

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

Impairments of equity securities attributable to the Financial Services Businesses were $64 million and $95 million for the three months ended June 30, 2009 and 2008, respectively, and $317 million and $143 million for the six months ended June 30, 2009 and 2008, respectively. Impairments of equity securities attributable to the Closed Block Business were $199 million and $135 million for the three months ended June 30, 2009 and 2008, respectively, and $439 million and $187 million for the six months ended June 30, 2009 and 2008, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$339	$379	$405	$348
Non real estate related	855	993	904	1,044
Real estate held through direct ownership	1,015	—	1,109	—
Other(1)	572	174	617	237

Total other long-term investments	$2,781	$1,546	$3,035	$1,629

(1)	Primarily includes derivatives and member stock held in the Federal Home Loan Bank of New York. For additional information regarding our holding in the Federal Home Loan Bank of New York, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	June 30, 2009	December 31, 2008
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,709	$1,805
Private, available for sale, at fair value	44	55
Other trading account assets, at fair value	1,552	3,488
Equity securities, available for sale, at fair value	13	6
Commercial mortgage and other loans, at book value	2,019	2,274
Securities purchased under agreements to resell	—	480
Other long-term investments	1,389	2,348
Short-term investments	1,186	1,218

Total investments	$7,912	$11,674

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

Our asset management operations also include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Due to current market conditions and the inherent risk of these loans, the underwriting of new interim loans has been suspended. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of June 30, 2009, the interim loans had an unpaid principal balance of $1.8 billion and an allowance for losses or credit related market value losses totaling $150 million. The weighted average loan-to-value ratio was 109%, indicating that, in aggregate, the loan amount was greater than the collateral value, and the weighted average debt service coverage ratio was 1.26 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

As of June 30, 2009, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of $741 million and fair value of $760 million, virtually all of which have credit ratings of AAA, and available for sale commercial mortgage-backed securities with amortized cost of $67 million and fair value of $64 million, 90% of which have credit ratings of A or better and the remaining 10% of which have credit ratings of BB and below. An additional $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of June 30, 2009 all of which have AAA credit ratings.

As of June 30, 2009, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $238 million and fair value of $229 million. Based on amortized cost, 85% have credit ratings of AAA, 1% have AA credit ratings, 1% have A credit ratings and the remaining 13% have BBB or below credit ratings. Included within these asset-backed securities as of June 30, 2009, are securities collateralized by sub-prime mortgages with amortized cost and fair value of $1 million, all of which have AAA credit ratings, primarily in the 2006 vintage. As of June 30, 2009, there was $21 million in collateralized debt obligations held outside the general account in other entities and operations. An additional $21 million of asset-backed securities held outside the general account as of June 30, 2009 are classified as other trading account assets, 98% of which have credit ratings of AAA and 2% of which have credit ratings of B.

Liquidity and Capital Resources

Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources

The disruptions in the capital markets that began in the latter half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated to unprecedented levels in 2008, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. The ensuing volatility in markets, and the adverse impact on availability and cost of credit and capital, have largely continued into 2009. We, like other financial institutions, have not been immune to these events.

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

Due to the continuation of the market dislocation, we undertook certain additional actions to strengthen our liquidity and capital position during the first half of 2009, including the following: (1) issued 36,858,975 shares of Prudential Financial Common Stock in a public offering (at a price of $39.00 per share for gross proceeds of $1.438 billion) and $1 billion of medium-term notes; (2) made capital contributions and capital loans to our international insurance operations in Japan totaling $366 million; (3) borrowed $1.5 billion from the Federal Home Loan Bank of New York in the form of collateralized funding agreements, which was subsequently used to replace inter-company funding agreements between Prudential Insurance and Prudential Financial, previously funded through proceeds from the sale of Prudential Financial’s retail medium-term notes, making the corresponding proceeds from prior sales of retail medium-term notes available to Prudential Financial for general corporate purposes; (4) reduced our reliance on commercial paper issued by Prudential Funding, LLC; (5) undertook sales of assets held by some of our affiliates to reduce their borrowing needs; (6) realized gains from certain derivative positions, including those related to the U.S. dollar denominated products co-insured from our Japanese insurance operations; and (7) acquired assets that would be eligible to be pledged as collateral to the FHLBNY. While the above actions have strengthened our liquidity and capital position, certain of them, as well as our decision to maintain higher levels of cash and short-term investments than in prior periods, have prevented us from investing our resources in an economically optimal manner.

In addition, the following events occurred during the second quarter of 2009: (1) on June 1, 2009, Prudential Financial announced it will not participate in the TARP Capital Purchase Program; (2) on June 15, 2009, $1.819 billion of the floating rate convertible senior notes issued in 2007 were repurchased by Prudential Financial at par plus accrued interest as required by the holders under the terms of the notes, using existing cash and short-term investments; and (3) on June 17, 2009, we provided notice to Wells Fargo of our exercise of the “lookback” option put rights under the terms of the joint venture agreements relating to our minority interest in Wachovia Securities.

The Company continues to operate with significant cash on the balance sheet and has access to alternate sources of liquidity, as described below. However, a continuation or worsening of the disruptions in the capital markets could adversely affect Prudential Financial and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions beyond those described above, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets; (2) reduce or eliminate future shareholder dividends on our Common Stock; (3) utilize further proceeds from our outstanding retail medium-term notes for general corporate purposes by accelerating repayments of additional funding agreements from Prudential Insurance; (4) undertake additional capital management activities, including reinsurance transactions; (5) transfer ownership of certain subsidiaries of Prudential Financial to Prudential Insurance; (6) take additional actions related to derivatives; (7) limit or curtail sales of certain products and/or restructure existing products; (8) effectuate the repayment of affiliate surplus notes; (9) undertake further asset sales or internal asset transfers; and (10) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties, which are outside of our control, or have economic costs associated with them. In the event that market conditions deteriorate further, we may also be required to make further capital contributions to our regulated domestic or international subsidiaries.

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

As of June 30, 2009, Prudential Financial had cash and short-term investments of $4.735 billion, an increase of $301 million from December 31, 2008. Included in the cash and short-term investments of Prudential Financial is $701 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its affiliates on a daily basis. Short-term investments comprise $1.620 billion of Prudential Financial’s total cash and short-term investments and consist primarily of government agency securities and money market funds.

Prudential Financial’s principal sources and uses of cash and short-term investments for the six months ended June 30, 2009 were as follows:

Six Months Ended June 30, 2009
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,009
Net proceeds from the issuance of Common Stock(2)	1,391
Proceeds from the issuance of long-term senior debt, net of repayments(2)	770
Repayment of funding agreements from Prudential Insurance(3)	1,251
Net receipts under intercompany loan agreements(4)	213
Proceeds from stock-based compensation and exercise of stock options	99

Total sources	4,733

Uses:
Capital contributions to subsidiaries(5)	638
Shareholder dividends(6)	37
Repayment of short-term debt, net of issuances(7)	1,568
Repayment of retail medium term notes(2)	67
Repayment of floating rate convertible senior notes(2)	2,056
Other, net	66

Total uses	4,432

Net increase in cash and short-term investments	$301

(1)	Includes dividends and/or returns of capital of $867 million from international insurance and investments subsidiaries, including the repayment of capital loans which were refinanced from internal sources in connection with the maturity of ¥74 billion borrowed under unsecured bridge loan facilities, $137 million from asset management subsidiaries and $5 million from other subsidiaries.

(2)	See “—Financing Activities.”
(3)	See “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(4)	Includes net repayment of loans of $376 million by asset management subsidiaries and $115 million by international insurance subsidiaries, partially offset by net borrowings of $298 million by real estate and relocation services business and $140 million by Pruco Reinsurance. The remainder represents loans and repayments from other subsidiaries.
(5)	Includes capital contributions of $477 million to international insurance and investments subsidiaries, $67 million to asset management subsidiaries and $94 million to other subsidiaries.
(6)	Represents payments of Common Stock dividends made in the first half of 2009 with respect to the dividend declared in 2008.
(7)	Includes repayment at maturity of ¥74 billion borrowed under unsecured bridge loan facilities as discussed in “—Financing Activities” and a decrease in outstanding commercial paper as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Commercial Paper Programs.”

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

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of June 30, 2009 was as follows:

June 30, 2009
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$22,452
Junior subordinated debt (hybrid securities)(1)	1,518
Capital debt(1)	6,486

Total capital	$30,456

(1)	Our capital debt to total capital ratio was 22.5% as of June 30, 2009. For the purpose of calculating this ratio, 75% of the hybrid securities are attributed equity credit, with the remaining 25% treated as capital debt.

As shown in the table above, as of June 30, 2009, the Financial Services Businesses had $30.5 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of June 30, 2009.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or

TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, with the announcement of the TARP Capital Purchase Program in coordination with the U.S. Treasury, the Federal Deposit Insurance Corporation, or FDIC, announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets, including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for certain types of asset-backed securities, including (as of July 2009) certain high-quality commercial mortgage-backed securities issued before January 1, 2009.

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

We applied in October 2008 to participate in the TARP Capital Purchase Program and on May 14, 2009, we received preliminary approval from the U.S. Treasury to participate in the Program. However, on June 1, 2009, we announced that we would not participate in the TARP Capital Purchase Program.

Beginning in the first quarter of 2009, we began participating in TALF as an eligible borrower as discussed in more detail in “—Financing Activities—Consolidated Borrowings.” We continue to evaluate other government sponsored programs for which we may be eligible.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. As of December 31, 2008, Prudential Insurance’s unassigned surplus was $2.781 billion, and it recorded applicable adjustments for cumulative unrealized investment gains of $283 million. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend or distribution. If the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, exceeds a specified statutory limit it is considered an extraordinary dividend or distribution and Prudential Insurance must obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers is generally the greater of 10% of the prior calendar year’s statutory surplus, which surplus was $6.432 billion as of December 31, 2008, or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, $498 million for the year ended December 31, 2008. Prudential Insurance and our other insurance subsidiaries may also be subject to additional company specific regulatory limitations and adjustments. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

We anticipate that, unless market conditions improve, dividends from Prudential Insurance will either not be available or will be substantially constrained in 2009 by the capital requirements of our financial strength rating targets. In 2008, Prudential Insurance declared an ordinary dividend of $727 million and an extraordinary dividend of $773 million to Prudential Holdings, LLC, which were in turn distributed to Prudential Financial.

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

Commercial Paper Programs

Prudential Financial has a commercial paper program currently rated “A-1” by S&P, “P-2” by Moody’s and “F2” by Fitch with a current authorized capacity of $5.0 billion. The rating from Fitch currently has a negative outlook. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. Prudential Financial’s outstanding commercial paper borrowings were $505 million as of June 30, 2009, with a weighted average maturity of 10 days of which 40% was overnight. This represents a decrease of $738 million from December 31, 2008, largely due to the repayment of maturing commercial paper issued under the CPFF program, described below. As of June 30, 2009, the vast majority of the proceeds of this outstanding commercial paper was either held in cash or invested in short-term financial instruments. The daily average commercial paper outstanding during the first half of 2009 under this program was $819 million. The weighted average interest rate on these borrowings was 2.01% and 3.55% for the six months ended June 30, 2009 and 2008, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, currently rated “A-1+” by S&P, “P-1” by Moody’s and “F1” by Fitch with a current authorized capacity of $12.0 billion. The rating from Moody’s is currently on review for a possible downgrade and the Fitch rating has a negative outlook. Prudential Funding’s outstanding commercial paper and master note borrowings were $1.718 billion as of June 30, 2009, with a weighted average maturity of 38 days of which 11% was overnight. This represents a decrease of $2.636 billion from December 31, 2008, largely due to a reduction in the investment in our enhanced short-term portfolio and repayment of loans by our affiliates, funded through a combination of asset sales, substitute funding from Prudential Financial from the proceeds of the medium-term notes issued in June 2009, and other internal sources of cash. As of June 30, 2009, $577 million of the proceeds of this outstanding commercial paper were held in cash and cash equivalents, while the remaining $1.141 billion was primarily utilized to fund short-term cash flow timing mismatches and the working capital needs of our affiliates. The daily average commercial paper outstanding during the first half of 2009 under this program was $3.521 billion. The weighted average interest rates on these borrowings were 0.86% and 2.85% for the six months ended June 30, 2009 and 2008, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval to participate in the Federal Reserve Bank of New York’s Commercial Paper Funding Facility, or CPFF, during the fourth quarter of 2008. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper. Commercial paper programs must maintain ratings of at least A-1/P-1/F1 by at least two rating agencies in order to be eligible for the CPFF. Unsecured commercial paper issued under the CPFF is discounted based on a rate equal to a spread (200 basis points) over the three-month overnight index swap rate on the day of purchase. Access to the CPFF for the issuance of new commercial paper is scheduled to terminate on February 1, 2010, unless such date is extended by the Federal Reserve Bank of New York.

As of June 30, 2009, neither Prudential Financial nor Prudential Funding had any commercial paper outstanding under the CPFF. On February 19, 2009, the commercial paper credit rating of Prudential Financial was downgraded by Fitch from F1 to F2. Consequently, as of that date, Prudential Financial became ineligible to issue commercial paper under the CPFF. However, Prudential Funding continues to be an eligible issuer under the CPFF based on its current credit ratings and may sell to the CPFF three-month unsecured U.S. dollar denominated commercial paper up to a maximum of $9.815 billion, less the outstanding amount of any non-CPFF commercial paper at any applicable time.

Despite the recent improvement in the short-term funding markets, Prudential still faces some challenges due to liquidity and credit constraints that exist in the general market. Rating agency actions during the same period have additionally impacted our commercial paper programs. As a result, the financing cost of Prudential Financial commercial paper increased versus its historical cost basis relative to the target federal funds rate, as investors demanded a premium for such “top-tier split” rated commercial paper. The financing cost of Prudential Funding commercial paper increased as well versus its historical cost basis relative to the target federal funds rate over the same period. Additionally, we have also experienced a reduction in investor demand for both of our commercial paper programs.

While we consider availability of commercial paper as one of our alternative sources of liquidity, we have continued to reduce our reliance on commercial paper to fund our operations, and have developed plans which would enable us to further reduce, or if necessary eliminate, our borrowings under the Prudential Financial and Prudential Funding commercial paper programs, through the use of other sources of liquidity.

Both commercial paper programs are backed by our unsecured committed lines of credit. As of June 30, 2009, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.34 billion. There were no outstanding borrowings under these facilities as of June 30, 2009. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As of June 30, 2009, our Financial Services Businesses had liabilities totaling $5.929 billion under such programs, including $3.467 billion representing securities sold under agreements to repurchase, $2.233 billion representing cash collateral for loaned securities and $229 million representing securities sold but not yet purchased. Of the $5.929 billion for the Financial Services Businesses as of June 30, 2009, $2.795 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder has maturities ranging from 2 days to 3 months with a weighted average maturity of 34 days. As of December 31, 2008, our Financial Services Businesses had liabilities totaling $7.455 billion under such programs.

As of June 30, 2009, our Closed Block Business had liabilities totaling $5.130 billion under such programs, including $3.701 billion representing securities sold under agreements to repurchase and $1.429 billion representing cash collateral for loaned securities. Of the $5.130 billion for the Closed Block Business as of June 30, 2009, $2.369 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder has maturities ranging from 2 days to 3 months with a weighted average maturity of 31 days. As of December 31, 2008, our Closed Block Business had liabilities totaling $5.096 billion under such programs.

As of June 30, 2009, our domestic insurance entities had assets eligible for the lending program of $66.8 billion, of which $9.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2009, we believe approximately $18.0 billion of the remaining eligible assets are readily lendable, of which approximately $12.5 billion relates to the Financial Services Business. Further changes in market conditions can affect the ability to lend the available assets.

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

Federal Home Loan Bank of New York

Prudential Insurance has been a member of the Federal Home Loan Bank of New York, or FHLBNY, since June 2008. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized advances, collateralized funding agreements and general asset/liability management that can be used for liquidity management and as an alternative source of funding. Our membership in FHLBNY requires us to maintain ownership of member stock, and borrowings from FHLBNY require us to purchase FHLBNY activity based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, borrowings by its members are at the discretion of the FHLBNY.

The FHLBNY requires Prudential Insurance to pledge qualifying mortgage-related assets or U.S. Treasury securities as collateral for all borrowings. On May 8, 2009, the New Jersey Department of Banking and Insurance, or NJDOBI, revised its prior guidance to increase the maximum amount of qualifying assets that Prudential Insurance may pledge as collateral to the FHLBNY from 5% to 7% of its prior year-end statutory net admitted assets exclusive of separate account assets; however, this limitation resets to 5% on December 31, 2010 unless extended by NJDOBI. Based on its statutory net admitted assets as of December 31, 2008, the 7% limitation equates to a maximum amount of pledged assets of $10.5 billion and an estimated maximum borrowing capacity, after taking into account applicable required collateralization levels and required purchases of activity based FHLBNY stock, of approximately $9.0 billion. However, the ability to borrow from the FHLBNY is subject to the availability and maintenance of qualifying assets at Prudential Insurance, and there is no assurance that Prudential Insurance will have sufficient qualifying assets available to it in order to access the increased capacity in full at any particular time. Also, the revised guidance from NJDOBI limits the aggregate amount of assets Prudential Insurance may pledge for all loans, including borrowings from the FHLBNY, to 10% of its prior year-end statutory net admitted assets exclusive of separate account assets; however, this limitation excludes certain activities, such as the asset-based financing transactions described above.

The fair value of the qualifying assets pledged as collateral by Prudential Insurance must be maintained at certain specified levels of the borrowed amount, which can vary, depending on the nature of the assets pledged. If the fair value of the collateral declines below these levels or if assets previously pledged cease to qualify under FHLBNY guidelines (such as due to ratings downgrades on mortgage-backed securities), Prudential Insurance could be required to pledge additional collateral or repay outstanding borrowings. If at the time of a proposed borrowing, or at a time when required to pledge additional collateral in respect of outstanding borrowings, Prudential Insurance had insufficient qualifying assets, it would need to obtain and pledge additional mortgage-related assets and/or Treasury securities through asset purchases, reacquiring assets on loan or otherwise, subject to availability on appropriate terms. As of June 30, 2009, we had pledged qualifying assets with a fair value of $7.439 billion, which would have allowed us to borrow up to approximately $6.8 billion. As of that date, our actual borrowings outstanding, in the form of collateralized advances and collateralized funding agreements, were $3.5 billion. The additional collateral provides us the flexibility for further borrowings, and obviates the need for periodic collateral true-ups due to volatility in the fair value of the pledged assets or assets previously pledged ceasing to qualify as collateral under FHLBNY guidelines.

In February and March 2009, Prudential Insurance issued collateralized funding agreements in an aggregate amount of $1.5 billion to the FHLBNY. The funding agreements, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment for which we earn investment spread that was previously funded by retail medium-term notes issued by Prudential Financial. This substitution allows Prudential Financial to use the proceeds from the sale of the corresponding retail medium-term notes for general corporate purposes. To effect the substitution, during the first and second quarters of 2009, $1.015 billion and $507 million, respectively, of intercompany funding agreements that were previously issued by Prudential Insurance to Prudential Financial were terminated for payments of $730 million and $491 million, respectively, from Prudential Insurance to Prudential Financial. These payments represent the fair value of the funding agreements on the date of termination. We may conduct similar transactions, or take other actions, in future periods in order to utilize additional retail medium-term notes proceeds for general corporate purposes.

In addition, as of June 30, 2009, $1.0 billion of the FHLBNY advances outstanding are reflected in “Long-term debt,” and have a maturity of December 6, 2010, and $1.0 billion is reflected in “Short-term debt.” As of June 30, 2009, proceeds from these advances of $0.2 billion were invested in cash and short-term investments at Prudential Insurance, $1.2 billion were used to support the operating needs of our businesses, $0.3 billion were used as a replacement source of funding for a portion of capital requirements of Gibraltar Life, previously funded through foreign currency denominated unsecured bridge loan facilities, and the balance was used to purchase investments, including the requisite FHLBNY activity based stock.

Prudential Insurance may, from time to time, borrow additional funds from FHLBNY for purposes of managing liquidity, making operating loans to affiliates, asset/liability management, or issuance of funding agreements. Under FHLBNY guidelines, if Prudential Insurance’s claims-paying ratings decline below certain levels, and the FHLBNY does not receive written assurances from NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently, Prudential Insurance’s ratings are at or above the required minimum levels, and, as a result, there is no restriction on the term of borrowings from the FHLBNY.

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

We have received a request pursuant to the documentation for the disposition of our property and casualty operations completed in 2003 to deposit into a trust cash or securities for the purpose of securing insurance liabilities that were to have been transferred to Prudential Insurance following completion of the disposition but that have not been so transferred. We estimate that the amount of cash or securities to be deposited is approximately $500 million, and we are allowed to satisfy a portion of this requirement through the deposit of promissory notes received from the purchaser at the time of the disposition. We believe that the deposit of these assets would not be a material liquidity event for Prudential Insurance.

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

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$36,613	46%	$36,880	47%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,661	26	20,341	26
At market value	1,484	2	1,279	2
At contract value, less surrender charge of 5% or more	4,076	5	4,048	5

Subtotal	62,834	79	62,548	80
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,212	21	15,906	20

Total annuity reserves and deposit liabilities	$79,046	100%	$78,454	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the current value of these guarantee features to policyholders as a result of recent market declines. Annuity benefits under group annuity contracts are generally not subject to early withdrawal. Gross account withdrawals for our domestic insurance operations’ products were consistent with our assumptions in asset/liability management and the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of June 30, 2009 and December 31, 2008, our domestic insurance operations had liquid assets of $125.3 billion and $125.4 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $9.5 billion and $10.7 billion as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, $98.6 billion, or 87%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $14.4 billion, or 13%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing short-term cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. For a further discussion of realized investment gains or losses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing and financing activities, respectively, in our financial statements. Instead of selling investments at depressed market prices externally, in order to preserve economic value (including tax attributes), we may also sell investments from one subsidiary to another at fair market value or transfer investments internally between businesses within the same subsidiary.

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits established with the New Jersey Department of Banking and Insurance. To the extent that other subsidiaries of Prudential Financial have financing needs in excess of these limits, these needs are met through financing from Prudential Financial directly or from third parties. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s outstanding commercial paper, including master note borrowings, were $1.718 billion as of June 30, 2009 and $4.354 billion as of December 31, 2008, and are more fully discussed in “—Alternate Sources of Liquidity.” The impact of Prudential Funding’s financing capacity on liquidity is considered in the internal liquidity measures of the domestic insurance operations.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $172 million as of both June 30, 2009 and December 31, 2008. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 1.41%, and 4.46% for the six months ended June 30, 2009 and 2008, respectively.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings target. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities. Prudential Insurance reported an RBC ratio of 452% as of December 31, 2008. The RBC ratio is an annual calculation; however, based upon June 30, 2009 amounts, we estimate that the RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations.

The level of statutory capital of our domestic life insurance subsidiaries can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration, among other items. The level of statutory capital of our domestic life insurance subsidiaries is affected by statutory accounting rules, including those for loan-backed and structured securities. Mandatory adoption of changes to the rules for loan-backed and structured securities was recently deferred until periods ending on or after September 30, 2009. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 is not expected to have a material impact on the statutory surplus of our domestic life insurance subsidiaries. However, VACARVM is expected to result in higher statutory reserves ceded to our offshore captive reinsurance company, which we currently anticipate will increase statutory reserve credit requirements by approximately $1.0 billion from December 31, 2008. Several strategies are currently under review to meet the increased statutory reserve credit requirement. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, executing capital market strategies, or holding assets equal to the statutory reserve credit in a trust. However, our ability to successfully execute these strategies may depend on market or other conditions.

Prudential Securities Group

As a result of the negative impact of market dislocations on capital levels within Prudential Insurance experienced during 2008, we contributed Prudential Securities Group, LLC to Prudential Insurance to strengthen capital during the fourth quarter of 2008. This contribution increased Prudential Insurance’s net admitted assets by $2.2 billion.

Prudential Securities Group owns our investment in the Wachovia Securities joint venture, which we account for under the equity method, as well as other wholly owned businesses, principally our global commodities group. As of June 30, 2009 and December 31, 2008, Prudential Securities Group’s assets totaled $7.3 billion and $10.4 billion, respectively. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $104 million for the six months ended June 30, 2008. There have been no distributions in 2009.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities, a joint venture currently headquartered in St. Louis, Missouri. On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. and on January 1, 2008 contributed the retail securities brokerage business of A.G. Edwards to the joint venture. Wachovia’s contribution of this business entitled us to elect a “lookback” option (which we elected) permitting us to delay for a period of two years ending on January 1, 2010 our decision whether or not to make payments to avoid or limit dilution of our initial 38% ownership interest in the joint venture or, alternatively, to “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008. Subsequently, Wachovia was acquired by Wells Fargo, which succeeded to the rights and obligations of Wachovia under the joint venture agreements. Wachovia Securities is now using the Wells Fargo Advisors name.

On December 4, 2008, we announced our intention to exercise our right under the “lookback” option to put our joint venture interests to Wells Fargo. On June 17, 2009, we provided notice to Wells Fargo of our exercise of our “lookback” put rights. Under the terms of the joint venture agreements, we expect that the closing of the put transaction would occur on or about January 1, 2010.

Under the terms of the joint venture agreements, Wells Fargo may elect to pay the proceeds from our exercise of the “lookback” put either in cash, Wells Fargo common stock or a combination of the foregoing. We have received notice from Wells Fargo that it intends to pay the proceeds in an unspecified combination of cash and Wells Fargo common stock. Under the terms of the agreements relating to the joint venture, the number of shares of Wells Fargo common stock to be received by us will be determined by dividing the portion of the proceeds to be paid in Wells Fargo common stock by the average of the closing prices of the Wells Fargo common stock during the 10 trading day period immediately prior to the closing. The joint venture agreements provide that the Company and Wells Fargo will enter into a registration rights agreement for the registration under the Securities Act of 1933 of the Wells Fargo shares to be received at the closing.

We will bear the risk of changes in the market value of the portion of the payment received at closing in Wells Fargo common stock until such stock is disposed of. We are evaluating our options for mitigating potential reductions in the ultimate proceeds from any common stock received at closing. Our ability to hedge such market risk may be limited and our ability to dispose of such stock will be subject to securities law and other restrictions.

We have estimated the proceeds from the exercise of the “lookback” put to be approximately $5 billion, based on a January 1, 2010 closing, the terms of the joint venture agreements and our assessment of market conditions and retail brokerage firm valuations at the relevant valuation date of January 1, 2008, producing an estimated gain upon settlement of approximately $2.7 billion or about $1.8 billion on an after-tax basis; however, the amount of such proceeds and gain have not been finally determined and could be more or less. The after-tax gain on sale would be reflected in the capital and surplus of Prudential Insurance.

Notwithstanding the terms of the joint venture agreements governing the “lookback” put, we have from time to time had discussions with Wells Fargo concerning a possible early settlement of the “lookback” put. The proceeds received upon any early settlement would take into account the time value of money, the benefits and certainty provided by an early resolution and the form of consideration to be received. Taking into account these factors, it could be expected that we may agree to an amount less than our $5 billion estimate in an early settlement. Absent an early settlement, we will proceed with the closing of the “lookback” put transaction in accordance with the relevant terms of the joint venture agreements as discussed above.

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

International Insurance and Investments Subsidiaries

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of June 30, 2009 and December 31, 2008, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $67.4 billion and $64.9 billion, respectively. Of those amounts, $37.1 billion and $34.7 billion, respectively, were associated with Gibraltar Life.

Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges, which were initially 15%, but have gradually declined each year to their current 0% level as of April 2009, were designed to mitigate the extent, timing, and profitability impact of withdrawals of funds by customers. We did not experience any material increases in the level of surrenders due to the expiration of these surrender charges. Policies issued by Gibraltar Life post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and the final dividend will be payable in the latter half of 2009. The special dividend is based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of June 30, 2009, a liability of $458 million related to the special dividend is included in “Policyholders’ dividends.” The special dividend will take the form of additional policy values, and to a lesser extent, cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $24.5 billion and $24.9 billion of general account insurance related liabilities, other than dividends to policyholders, as of June 30, 2009 and December 31, 2008, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of June 30, 2009 or December 31, 2008. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of June 30, 2009 and December 31, 2008, our international insurance subsidiaries had cash and short-term investments of $2.6 billion and $2.7 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $50.1 billion and $48.8 billion, respectively. As of June 30, 2009, $48.8 billion, or 97%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.3 billion, or 3%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $26.8 billion of the investment grade fixed maturity investments and $0.9 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which we operate generally establish some form of minimum solvency margin requirements for insurance companies. All of our international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities. These solvency margins are also the primary measure by which we evaluate the capital adequacy of our international insurance operations. We manage these solvency margins to a capitalization level consistent with our “AA” ratings target. During the fourth quarter of 2008 and continuing into the first quarter of 2009, market conditions negatively impacted the level of capital in our international life insurance subsidiaries, particularly in Japan. To maintain our solvency ratios at or above the desired target level, we made capital contributions and capital loans of $366 million to our Japan life insurance subsidiaries during the first quarter of 2009. Maintenance of our solvency ratios at certain levels is also important to our competitive positioning, as in certain jurisdictions, such as Japan, these solvency margins are required to be disclosed to the public and therefore impact the public perception of an insurer’s financial strength.

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. As of June 30, 2009, the Statement of Financial Position of Prudential Financial reflects $2.3 billion of assets and $2.3 billion of liabilities related to Yamato. Subsequent to the acquisition, we renamed the acquired company Prudential Financial of Japan Life Insurance Company Ltd.

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.” Cash settlements from these hedging activities result in cash flows to or from Prudential Financial and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. The cash settlements include those for internal hedges related to U.S. dollar denominated investments held on the books of the yen-based entities, as well as for external hedges. A significant yen appreciation over an extended period of time would result in net cash outflows from Prudential Financial in excess of our historical experience. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

In our international investment operations, liquidity is provided through asset management fees as well as commission revenue. The principal uses of liquidity include general and administrative expenses, and distributions of dividends and returns of capital. As with our domestic operations, the primary liquidity risks for our fee based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe cash flows from our international investment subsidiaries are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

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

The principal sources of liquidity for our proprietary investments and interim loans are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. The current adverse market conditions have increased the liquidity risks associated with our proprietary investments and interim loans. The markets for certain investments, such as commercial mortgages and real estate, have become less liquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize. In the fourth quarter of 2008, two entities within the Asset Management segment made a request to redeem their entire investment from a proprietary fixed income fund, which aggregate investments were $170 million as of March 31, 2009. In the second quarter of 2009, we transferred $11 million of our investment to an affiliate and the remaining investment was redeemed as of June 30, 2009.

In December 2008, we received approval from the NJDOBI for Prudential Insurance to provide an 18-month $1.5 billion lending facility to our commercial mortgage operation that is collateralized primarily by its interim loan portfolio. As of June 30, 2009, we are in compliance with the loan-to-value covenant of the facility. There is a risk that further deterioration in the collateral pledged under the facility could require posting of additional collateral or a partial pay down of the facility to bring the facility into compliance with its covenants. In December 2008, the facility was executed and the proceeds were used to repay financing provided by Prudential Financial. As of June 30, 2009, $0.8 billion was outstanding under this arrangement.

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

During the first half of 2009, in our proprietary investing business, we received repayments of real estate loans secured by equity commitments from investors and assets of funds managed by us, and we reduced exposure to certain public equity and real estate seed investments. The proceeds of these activities, which totaled $769 million, were used to repay financing provided by Prudential Financial and Prudential Funding.

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

The following is a summary of the outstanding purchase commitments for these separate account portfolios as of June 30, 2009:

	Contractual Maturity Date
Separate Account Purchase Commitments	Remaining 2009	2010	After 2010	Total
	(in millions)
Recourse to Prudential Insurance	$1,152	$2,311	$1,062	$4,525
Recourse limited to assets of separate accounts	1,756	1,857	1,933	5,546

Total	$2,908	$4,168	$2,995	$10,071

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, upon the downgrade of ratings applicable to the separate account funds or upon the failure to satisfy other financial covenants. Of the $10.1 billion of total commitments, $6.2 billion represents commitments that are not reflected on our balance sheet as of June 30, 2009.

These separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of $1.0 billion, of which $0.4 billion was outstanding at June 30, 2009. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of June 30, 2009, these separate account portfolios had a combined gross and net asset value of $25.0 billion and $12.9 billion, respectively.

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

As of June 30, 2009 and December 31, 2008, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.137 billion and $1.192 billion, respectively, which include $376 million and $462 million of loans secured by investor equity commitments or fund assets, respectively.

Financing Activities

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

In June 2009, Prudential Financial issued 36,858,975 shares of its Common Stock (which number includes the exercise in full of the underwriters’ option to purchase up to an additional 4,807,692 shares of Common Stock) in a public offering at a price of $39.00 per share for gross proceeds of $1.438 billion. The net proceeds from this offering of $1.391 billion are expected to be used for general corporate purposes and are currently held in cash at Prudential Financial.

As of June 30, 2009 and December 31, 2008, total short- and long-term debt of the Company on a consolidated basis was $24.6 billion and $30.8 billion, respectively, which as shown below includes $13.7 billion and $16.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated:

	June 30, 2009	December 31, 2008
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$505	$1,243
Floating rate convertible senior notes	87	2,131
Foreign currency denominated bridge loan facility	—	816
Current portion of long-term debt	55	264
General obligation long-term debt:
Senior debt	8,228	7,255
Junior subordinated debt (hybrid securities)	1,518	1,518
Retail medium-term notes	3,356	3,413

Total general obligations	$13,749	$16,640

The following table presents, as of June 30, 2009, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium-term Notes
	(in millions)
2010	$—	$—	$12
2011	350	—	134
2012	250	—	147
2013	1,100	—	234
2014	1,500	—	140
2015 and thereafter	5,028	1,518	2,689

Total	$8,228	$1,518	$3,356

In March 2009, Prudential Financial filed an updated prospectus supplement for its Medium-Term Notes, Series D program under the shelf registration statement. The authorized issuance capacity under the Series D program is $10 billion, and as of June 30, 2009, approximately $4.1 billion remained available under the current program. In June 2009, Prudential Financial issued $250 million of 6.20% medium-term notes due January 2015 and $750 million of 7.375% 10-year medium-term notes under this program. A portion of the proceeds was used to replace borrowing needs of our affiliates that were previously financed through commercial paper, and the remainder is held in cash at Prudential Financial for general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.54% and 5.45% for the six months ended June 30, 2009 and 2008, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In March 2009, Prudential Financial filed an updated prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program. The authorized issuance capacity under the current retail medium-term notes program is $5 billion, and as of June 30, 2009, approximately $2.4 billion remained available under this program. This retail medium-term notes program has served as a funding source for a product of our Retirement segment for which we earn investment spread that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior unsecured obligations of Prudential Financial and are primarily purchased by retail investors. However, beginning in the first quarter of 2009, some of the proceeds from prior sales of retail medium-term notes are being used for general corporate purposes and funding agreements issued to the FHLBNY are being used as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in more detail in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.65% and 5.97% for the six months ended June 30, 2009 and 2008, respectively, excluding the effect of debt issued to consolidated subsidiaries. Our retail medium-term notes program has been negatively impacted by the disruptions in the credit markets. The decline in demand for risk-bearing investments among retail investors, and the related increase in funding costs, has resulted in a halt in new debt issuances under this program. As the market dislocations abate and investor demand improves, we may resume issuances under the program.

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

In December 2007, Prudential Financial issued in a private placement $3 billion of floating rate convertible senior notes. These notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is a floating rate equal to 3-month LIBOR minus 1.63%, with a minimum interest rate of 0%, to be reset quarterly. These notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date was June 15, 2009. On June 15, 2009, $1.819 billion of these notes were repurchased by Prudential Financial as required by the holders. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 15, 2009. We have and may again in the future, depending on economic considerations, also choose to repurchase portions of the outstanding notes from certain qualified institutional buyers. During the fourth quarter of 2008 and the first quarter of 2009, we repurchased, in individually negotiated transactions, $853 million and $245 million, respectively, of these notes which were offered to the Company by certain holders. As of June 30, 2009, $83 million of these floating rate convertible senior notes remain outstanding. In addition, as of June 30, 2009, $4 million of floating rate convertible senior notes that were issued by Prudential Financial in a private placement in December 2006 remain outstanding. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 12, 2009. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information concerning convertible senior notes.

Prudential Financial also maintains a Euro medium term notes program under which it is authorized to issue up to $1.5 billion of notes. As of June 30, 2009, there was no debt outstanding under this program.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of June 30, 2009, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	June 30, 2009	December 31, 2008
	(in millions)
Borrowings:
General obligation short-term debt(1)	$3,608	$10,197

General obligation long-term debt:
Senior debt	11,905	11,054
Junior subordinated debt (hybrid securities)	1,518	1,518
Surplus notes(3)	3,641	3,644
Other(2)	1,000	2,000

Total general obligation long-term debt	18,064	18,216

Total general obligations	21,672	28,413

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	35	338
Limited and non-recourse long-term debt(4)	2,917	2,074

Total limited and non-recourse borrowing	2,952	2,412

Total borrowings(5)	24,624	30,825

Total asset-based financing	11,059	12,551

Total borrowings and asset-based financings	$35,683	$43,376

(1)	As of both June 30, 2009 and December 31, 2008 $1.0 billion of short-term debt represent collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.
(2)	Reflects collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.
(3)	As of both June 30, 2009 and December 31, 2008, includes $3.2 billion, of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $441 million and $444 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(4)	As of both June 30, 2009 and December 31, 2008, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business. In addition, long-term debt as of June 30, 2009 reflects $1.167 million of secured financing related to TALF, which is discussed in more detail below.
(5)	Does not include $6.7 billion and $7.1 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of June 30, 2009 and December 31, 2008, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of June 30, 2009. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see”—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations decreased by $6.7 billion from December 31, 2008 to June 30, 2009, primarily due to a reduction in short-term debt. The primary drivers of the reduction in short-term debt were the reduction in outstanding Prudential Financial and Prudential Funding commercial paper, as further described in

“—Alternative Sources of Liquidity,” the repayment of ¥74 billion borrowed under unsecured bridge loan facilities described earlier, the repurchases of a portion of our convertible senior notes and maturities of our medium-term notes.

During the first six months of 2009, we purchased securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility, or TALF. TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and (as of July 2009) for certain high-quality commercial mortgage-backed securities issued before January1, 2009. TALF financing is non-recourse to the borrower, is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. Borrowers under the program can deliver the collateralized securities to a special purpose vehicle created by Federal Reserve in full defeasance of the loan.

As of June 30, 2009, we had $1.250 billion of securities purchased under TALF that are reflected within “Other trading account assets,” and had $1.167 billion of secured financing from the Federal Reserve related to the purchase of these securities that is reflected within “Long-term debt.” We are carrying the securities at fair value as SFAS No. 115 trading assets and the loan at fair value under the fair value option afforded by SFAS No. 159.

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

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes through 2016, if certain conditions are met (commonly referred to as XXX notes), for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience and interest rates. As of June 30, 2009, there have been no payments made under the derivative instrument. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Total outstanding notes under this facility was $2.7 billion both as of June 30, 2009 and December 31, 2008. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes (commonly referred to as AXXX notes) to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that requires Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of June 30, 2009, when estimates of Prudential Financial’s 10-year credit default swap spreads were approximately 490 basis points, we had posted $53 million of collateral under this agreement.

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

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of both June 30, 2009 and December 31, 2008 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	June 30, 2009	December 31, 2008
	(in millions)
General obligations:
Capital debt	$8,004	$7,535
Investment related	10,378	16,480
Securities business related	2,643	3,356
Specified other businesses	647	1,042

Total general obligations	21,672	28,413
Limited and non-recourse debt	2,952	2,412

Total borrowings	$24,624	$30,825

Short-term debt	$3,643	$10,535
Long-term debt	20,981	20,290

Total borrowings	$24,624	$30,825

Borrowings of Financial Services Businesses	$22,874	$28,632
Borrowings of Closed Block Business	1,750	2,193

Total borrowings	$24,624	$30,825

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. The notes have fixed or floating interest rates and original maturities ranging from two to seven years. As of June 30, 2009 and December 31, 2008, the outstanding aggregate principal amount of such notes totaled $6.7 billion and $7.1 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is due to maturities in excess of issuances during the first half of 2009. Given the current market environment, our ability to issue new notes during the first half of 2009 has been negatively impacted. The aggregate maturities of these notes over the next 12 months are approximately $3.3 billion. We intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, new liability origination and internal sources of funds.

Lines of Credit and Other Credit Facilities

As of June 30, 2009, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.34 billion. These facilities are available to each of the borrowers, up to the aggregate committed credit, to be used for general corporate purposes. This amount includes a $1.94 billion 5-year credit facility that expires in May 2012, which includes 20 financial institutions, and a $2.4 billion credit facility, of which $200 million expires in December 2011 and $2.2 billion expires in December 2012, which includes 18 financial institutions. The available credit and number of lenders reflects the removal in January 2009 of Lehman Commercial Paper Inc. and Lehman Brothers Bank FSB as participants in these facilities. Lehman Commercial Paper Inc., which filed for bankruptcy in October 2008, had been a participant in the amount of $60 million and Lehman Brothers Bank FSB had been a participant in the amount of $100 million. We maintain these facilities primarily as back up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under either facility as of June 30, 2009. Any borrowings made under these outstanding facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in each facility agreement. Within each facility, no single financial institution has more than 15% of the total committed credit.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our ability to borrow under these facilities is not contingent on our credit ratings or subject to material adverse change clauses. As of June 30, 2009, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, exceeded the minimum amounts required to borrow under these facilities. We also use uncommitted lines of credit from financial institutions.

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

In addition, as required by SFAS No. 157, we consider our own risk of non-performance in determining the fair value of our liabilities. Therefore, changes in our credit ratings and our claims-paying ratings, which represent the market’s perception of our non-performance risk, will affect the fair value of our liabilities.

Additional collateral requirements or other required payments under certain agreements, including derivative agreements, are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of June 30, 2009 would result in estimated additional collateral posting requirements or payments under such agreements of approximately $200 million as of June 30, 2009. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.4 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $70 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

On March 18, 2009, Moody’s lowered the long-term senior debt rating of Prudential Financial to “Baa2” from “A3” and lowered the financial strength ratings of our life insurance subsidiaries to “A2” from “Aa3,” with a negative outlook. Moody’s also placed the short-term debt rating of Prudential Funding on review for possible downgrade.

On June 26, 2009, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “Baa2” and the financial strength ratings of our life insurance subsidiaries at “A2,” and revised the outlook from negative to stable. The short-term debt rating of Prudential Funding remains on review for possible downgrade.

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

On June 3, 2009, S&P affirmed Prudential Financial’s long-term senior debt rating at “A” and short-term rating at “A-1.” S&P also affirmed the financial strength ratings of our life insurance subsidiaries at “AA-” and the short-term debt rating of Prudential Funding at “A1+.” The outlook for all of these companies remains stable.

On May 27, 2009, A.M. Best affirmed the financial strength ratings of our life subsidiaries at “A+,” and affirmed Prudential Financial’s long-term senior debt rating at “a-.” The outlook for both was revised from stable to negative.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments now or in the future.

A number of guarantees provided by us relate to real estate investments held in our separate accounts, in which the separate account has borrowed funds, and we have guaranteed their obligation to their lender. We provide these guarantees to assist the separate account in obtaining financing for the transaction. Our maximum potential exposure under these guarantees was $1.554 billion as of June 30, 2009, of which all but $278 million is limited to the assets of the separate account for which exposure primarily relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next sixteen years. At June 30, 2009, no amounts were accrued as a result our assessment that it is unlikely payments will be required. Any payments that may become required of us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide us with rights to obtain the underlying collateral.

We have also provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by us and an unconsolidated real estate fund we manage. The principal provisions in the guarantee require that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require us and our co-owner to jointly and severally paydown the loan balance to the 60% level. The current loan-to-value ratio, based on a December 2008 appraisal, is 59.6%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. Our exposure under the guarantee was $171 million as of June 30, 2009, which assumes the co-owner honors its joint guarantee.

We write credit derivatives under which we are obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. Our maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $1.168 billion as of June 30, 2009. These credit derivatives generally have maturities of five years or less. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information concerning credit derivatives.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. As of June 30, 2009, such contracts in force carried a total guaranteed value of $6.576 billion. These guarantees are supported by collateral that is not reflected on our balance sheet. This collateral had a fair value of $6.587 billion as of June 30, 2009.

We arrange for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. As of June 30, 2009, such enhancement arrangements total $220 million, with remaining contractual maturities of up to fifteen years. Our obligation to reimburse required credit enhancement payments is secured by mortgages on the related real estate, which properties are valued at $275 million as of June 30, 2009. We receive certain ongoing fees for providing these enhancement arrangements and anticipate the extinguishment of our obligation under these enhancements prior to maturity through the aggregation and transfer of our positions to a substitute enhancement provider. As of June 30, 2009, we have accrued liabilities of $1 million representing unearned fees on these arrangements.

As part of the commercial mortgage activities of our Asset Management segment, we provide commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. We have agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages we service through a delegated authority arrangement. Under these arrangements, we originate multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and are obligated to make payments to them for a specified percentage share of losses they incur on certain loans we service. Our percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. We service $7.490 billion of mortgages subject to these loss-sharing arrangements as of June 30, 2009, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2009, these mortgages had an average debt service coverage ratio of 1.60 times and an average loan-to-value ratio of 69%. The maximum exposure to loss as of June 30, 2009, assuming no recovery on any of the underlying collateral, is $997 million, with first-loss exposure of $317 million. Over the three years ended December 31, 2008, our total share of losses related to indemnifications that were settled was $8 million, with no additional settlements in the first six months of 2009. As of June 30, 2009, we have established a liability of $19 million related to these indemnifications.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. As of June 30, 2009, maximum potential future consideration pursuant to such arrangements, to be resolved over the following four years, is $130 million. Any such payments would result in increases in intangible assets, such as goodwill.

We are also subject to other financial guarantees and indemnity arrangements. We have provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by us. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. As of June 30, 2009, we have accrued liabilities of $5 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Other Contingent Commitments

In connection with our commercial mortgage operations, we originate commercial mortgage loans. As of June 30, 2009, we had outstanding commercial mortgage loan commitments with borrowers of $2.022 billion. In certain of these transactions, we prearrange that we will sell the loan to an investor, including to governmental sponsored entities as discussed above, after we fund the loan. As of June 30, 2009, $1.045 billion of our commitments to originate commercial mortgage loans are subject to such arrangements.

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. These other commitments amounted to $9.879 billion as of June 30, 2009. Reflected in these other commitments are $9.838 billion of commitments to purchase or fund investments, including $6.234 billion that we anticipate will ultimately be funded from our separate accounts. Of these separate account commitments, $2.668 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due. For further discussion of these separate account commitments, see “—Liquidity and Capital Resources of Subsidiaries—Asset Management Subsidiaries.”

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2009, an amended consolidated complaint was filed in Bauer v. Prudential Financial, et al., that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage backed securities. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors. Pinchuk v. Prudential Financial, Inc. et al. was voluntarily dismissed.

In May 2009, the United States District Court for the Central District of California issued a final order approving the settlement of the multi-district litigation that included the Janowsky, Goldstein, Dewane, DiLustro, Panesenko and Badain matters, and involved wage and hour claims by former PSI and PEG stockbrokers.

In April 2009, a purported nationwide class action, Schultz v. The Prudential Insurance Company of America, was filed in the United States District Court for the Northern District of Illinois. Plaintiff, a participant in a defined benefit plan governed by ERISA, alleges that pursuant to the terms of the group disability insurance policy funding her plan benefits, Prudential Insurance may not lawfully offset family social security disability benefits against Prudential contract benefits because social security benefits that members of her family received on account of her disability were not “loss of time” disability payments. The complaint alleges violations of ERISA, breach of contract and unfair claims practices. Plaintiff seeks recovery of the amount of her disability benefits were reduced by the challenged offset, and additional monetary, declaratory and injunctive relief on behalf of a putative class of similarly situated disability claimants who are covered under other plans or policies governed by ERISA and on behalf of a putative class of similarly situated disability claimants who are participants in plans that are exempt from ERISA.

In May 2009, the Board formed a Special Evaluation Committee, comprised of independent directors, and authorized the Committee to hire outside advisors and experts to assist in its evaluation of the demand by a Prudential Financial stockholder, the Service Employees International Union Pension Plans Master Trust, that the Board take action to recover allegedly improperly paid compensation to certain current and former employees and executive officers.

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

The foregoing discussion is limited to recent material developments concerning our legal and regulatory proceedings. See Note 15 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters, including those referred to above.

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

Our results of operations have been materially adversely affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The global financial markets have experienced extreme stress since the second half of 2007. Volatility and disruption in the global financial markets reached unprecedented levels for the post World War II period. The availability and cost of credit has been materially affected. These factors, combined with recent economic conditions in the U.S. including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets have experienced both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also experienced heightened volatility. These events have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

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

Markets in the United States and elsewhere have experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. Market conditions such as we have experienced since the second half of 2007 may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries. We may seek additional debt or equity capital but be unable to obtain such.

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

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We have managed Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings to our insurance subsidiaries in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. Subsequent to September 30, 2008, market conditions negatively impacted the level of capital in our domestic life insurance subsidiaries and caused us to take capital management actions to maintain capital consistent with these ratings objectives, which included redeployment of financial resources from internal sources, including the contribution of the subsidiary that holds our minority interest in the Wachovia Securities retail brokerage joint venture to Prudential Insurance. The RBC ratio is an annual calculation; however, based upon June 30, 2009 amounts, the RBC for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The level of statutory capital of our domestic life insurance subsidiaries is affected by the statutory account rules for loan-backed and structured securities. Mandatory adoption of changes to these rules was recently deferred until periods ending on or after September 30, 2009. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

Disruptions in the capital markets could adversely affect Prudential Financial and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets, as noted above;

(2) reduce or eliminate future shareholder dividends on our Common Stock; (3) utilize further proceeds from our retail medium term notes for general corporate purposes by accelerating repayments of additional funding agreements from Prudential Insurance; (4) undertake additional capital management activities, including reinsurance transactions; (5) transfer ownership of certain subsidiaries of Prudential Financial to Prudential Insurance; (6) take additional actions related to derivatives; (7) limit or curtail sales of certain products and/or restructure existing products; (8) effectuate the repayment of affiliate surplus notes; (9) undertake further asset sales or internal asset transfers; and (10) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

We maintain committed unsecured revolving credit facilities that, as of June 30, 2009, totaled $4.34 billion. We rely on these credit facilities as a potential source of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited such as in the current market environment. Our ability to borrow under these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities, such as Prudential Insurance’s maintenance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our failure to satisfy these and other requirements contained in the credit facilities would restrict our access to the facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

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

Governmental actions in response to the current financial crisis may not be effective and could subject us to additional regulation. Participation by us in certain of these governmental programs could also result in limitations or restrictions on our businesses or otherwise restrict our flexibility.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, with the announcement of the TARP Capital Purchase Program in coordination with the U.S. Treasury, the Federal Deposit Insurance Corporation, or FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for certain types of asset-backed securities, including (as of July 2009) certain high-quality commercial mortgage-backed securities issued before January 1, 2009.

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

In the first and second quarters of 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced details regarding the PPIP. The PPIP has two separate parts to address the problem of “legacy assets” —real estate loans held directly on the books of banks (“legacy loans”) and securities backed by loan portfolios (“legacy securities”). Under the Legacy Loans Program portion of the PPIP, the U.S. Treasury will invest alongside private investors in individual investment funds referred to as Public-Private Investment Funds, which will purchase eligible asset pools from depository institutions and the FDIC on a discrete basis. The FDIC will provide a guarantee for the debt financing issued by the Public-Private Investment Funds to fund the asset purchases. The FDIC has stated that it plans to test the funding mechanism contemplated by the Legacy Loan Program during the summer of 2009, but an official commencement date for the program has not been announced. Under the Legacy Securities Program, the U.S. Treasury will co-invest with, and provide leverage to pre- approved asset managers to support the market for certain legacy securities. Legacy securities eligible for the program include commercial mortgage backed and residential mortgage backed securities originated prior to 2009 with a rating of AAA at the time of origination. In July 2009, the U.S. Treasury selected nine firms to participate as fund managers in the initial round of the Legacy Securities Program and announced that it will invest up to $30 billion in the debt and equity of the corresponding Public-Private Investment Funds.

We applied in October 2008 to participate in the TARP Capital Purchase Program, and in May 2009 we received preliminary approval from the U.S. Treasury to participate in the Program. However, on June 1, 2009. the Company announced that it would not participate in the Capital Purchase Program.

In the second half of 2009, we participated in TALF as an eligible borrower. As of June 30, 2009, we had $1,250 million of securities purchased under TALF that are reflected within “Other trading account assets” and received secured financing from the Federal Reserve of $1,167 million related to the purchase of these securities that is reflected within “long-term debt.” We also continue to evaluate participation in other government sponsored programs for which we may be eligible.

The U.S. federal government has taken or is considering taking other actions to address the financial crisis, including mortgage and credit card program modification proposals that could further impact our business and investments, particularly our mortgage and consumer debt related investments, which are significant. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

On June 17, 2009, the Obama Administration announced proposals to reform the national regulation of various financial institutions. Depending on the manner of adoption of these or other proposals, we could become subject to increased federal regulation, either as a bank holding company or a “Tier 1 financial holding company”. Such regulation could involve higher capital requirements, limits on business activities, limits on leverage and other regulatory supervision, including by the Board of Governors of the Federal Reserve System. We cannot predict the form in which such proposals will be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operations.

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

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

As described above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.

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

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to further reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment could result in acceleration of amortization of the DAC and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. In the fourth quarter of 2008, the significant equity, real estate and other market declines resulted in declines in the fair value, or increases in the level of equity required to support, certain of our businesses. As a result, in the fourth quarter of 2008 we recognized an impairment of goodwill of $337 million of which $97 million related to our Individual Annuities business, $123 million related to our International Investments business, and $117 million related to our Real Estate and Relocation business, which amounts reflected the entire balance of goodwill associated with these businesses. As of June 30, 2009, we had a goodwill balance of $706 million, including $444 million related to our Retirement business and $241 million related to our Asset Management business. Market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in additional goodwill impairments, resulting in a charge to income.

In the fourth quarter of 2008, declines in financial markets impacted the fair value of certain equity method investments, particularly in our International Investments business, which resulted in a charge to income for an impairment of these investments of $316 million. Further declines in the fair value of these investments, which have a remaining carrying value of approximately $300 million as of June 30, 2009, may require that we review the remaining carrying value of these investments for potential impairment, and such review could result in additional impairments and charges to income.

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

During periods of market disruption, such as the unprecedented market conditions since the second half of 2007, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There are and may continue to be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

For a discussion of certain fixed maturity securities where the estimated fair value has declined and remained below amortized cost by more than 20%, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—Unrealized Losses from Fixed Maturity Securities.”

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

In late September and early October, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability. For a description of the Company’s claims-

paying and credit ratings and the significant changes to those ratings and rating outlooks in 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”

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

Prudential Insurance has been a member of the Federal Home Loan Bank of New York, or FHLBNY, since June 2008. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized advances, collateralized funding agreements and general asset/liability management that can be used for liquidity management and as an alternative source of funding. Under FHLBNY guidelines, if Prudential Insurance’s claims-paying ratings decline below certain levels, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Although Prudential Insurance’s ratings are currently at or above the required minimum levels, there can be no assurance that the ratings will remain at these levels in the future.

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at June 30, 2009 would result in estimated collateral posting requirements or payments under such agreements of approximately $200 million. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.4 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $70 million, or collateral posting in the form of cash or securities to be held in a trust.

In addition, agreements in connection with capital management activities for our universal life insurance products would require us to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of June 30, 2009, when estimates of Prudential Financial’s 10-year credit default swap spreads were approximately 490 basis points, we had posted $53 million of collateral under this agreement.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on our term or universal life insurance products, thereby potentially resulting in an adverse impact on returns on capital associated with these products, and possibly requiring us to reduce our sales of these products or implement measures that may be disruptive to our business. As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2009 to finance statutory reserves required under Regulation XXX and Guideline AXXX. Several strategies are currently under review to reduce the strain of increased AXXX and XXX statutory reserves associated with our term and universal life products. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, entering into reinsurance transactions or executing other capital market strategies; however, our ability to successfully execute these strategies may depend on market conditions. Further, we have $300 million currently available under our XXX notes facility. Absent any successful mitigation efforts and assuming full usage of the XXX notes facility, we currently believe that our financing need for 2009 could be up to $200 million for XXX and AXXX combined, but this amount may fluctuate due to changes in market conditions or product sales. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could have an adverse effect on our overall liquidity and capital and could require us to increase prices and/or reduce our sales of term or universal life products.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

Amounts that we expect to collect under current and future contracts, including proceeds we expect to realize from the intended put of our Wachovia Securities joint venture interests to Wells Fargo, are subject to counterparty risk. Wells Fargo has notified us that it intends to pay an unspecified portion of such proceeds in

Wells Fargo common stock. The Company will bear the risk of changes in the market value of the portion of such proceeds received in Wells Fargo common stock. The ability of the Company to hedge such market risk may be limited and our ability to dispose of such stock will be subject to securities law and other restrictions.

The eligible collateral that Prudential Insurance is required to pledge to the FHLBNY in support of its borrowings includes qualifying mortgage-related assets, such as commercial mortgage-backed securities. Recently, the major rating agencies have downgraded the credit ratings of certain commercial mortgage-backed securities and may continue to do so. If future downgrades affect the commercial mortgage-backed securities pledged by Prudential Insurance to the FHLBNY, those securities would no longer constitute eligible collateral under FHLBNY guidelines. This could require Prudential Insurance to repay outstanding borrowings or to pledge replacement collateral to the FHLBNY, which could materially reduce the Company’s borrowing capacity from the FHLBNY and/or prevent use of that replacement collateral for asset-based financing transactions.

Intense competition, including the impact of government sponsored programs and other actions on us and our competitors, could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in all of our businesses is intense, including for Prudential Agents, Life Planners and Life Advisors, other face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. The loss of personnel could have an adverse effect on our business and profitability. As noted above, if we were to participate in certain U.S. government financial assistance programs, we would become subject to various restrictions, including restrictions on executive compensation, that could harm our competitive position..

The adverse market and economic conditions that began in the second half of 2007 and have continued can be expected to result in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions may lead to favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies like us with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape in which we operate may be further affected by the government sponsored programs in the U.S. and similar governmental actions outside of the U.S. in response to the severe dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may obtain pricing or other competitive advantages.

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

The U.S. Treasury Department and the Internal Revenue Service have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.

On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the “General Explanations of the Administration’s Revenue Proposals” includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings.

The General Explanation of the Administration’s Revenue Proposals also includes proposals that would change the method by which multinational corporations could claim credits for the foreign taxes they pay and that would change the timing of deductions for expenses that are allocable to foreign-source income. More specifically, it is likely that the proposals would impose additional restrictions on the Company’s ability to claim foreign tax credits on un-repatriated earnings. The proposals would also require U.S. multinationals to defer certain deductions for ordinary and necessary business expenses that are allocable to foreign source income until that related income is subject to U.S. tax. Unused deductions would be carried forward to future years. If proposals of this type were enacted, the Company’s actual tax expense could increase, reducing earnings.

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

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could increase the amount of taxes that we pay or impact the sales of our products. For example, during 2007, Mexico enacted an alternative flat tax that became effective in 2008. In March 2007, the Japanese National Tax Authority, or NTA, indicated that it would change the tax treatment of certain term life products sold to corporations, which resulted in a significant decrease in the sale of Increasing Term Life insurance to corporations in Japan. On December 26, 2007, the NTA confirmed in an official announcement its intention to revise the corporate tax deductibility of insurance premiums paid with respect to certain Increasing Term insurance products. The NTA then released a revised tax circular that reduced, but did not eliminate, the corporate tax deductibility of insurance premiums paid with respect to Increasing Term insurance products sold after February 28, 2008.

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

Insurance regulators, as well as industry participants, have also begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products and new reserving requirements for these products are scheduled to be implemented as of the end of 2009. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs. Moreover, insurance regulators recently deferred mandatory adoption of changes to the statutory accounting rules for loan-backed and structured securities. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

In view of recent events involving certain financial institutions, it is likely that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including broad regulations intended to address systemic risks to the financial system. The Obama Administration has proposed the creation of an Office of National Insurance within the U.S. Treasury. In recently circulated draft legislation, the Administration has proposed that the role of the Office of National Insurance would be, among other things, to monitor the insurance industry, designate insurers or their affiliates as entities subject to regulation as “Tier 1 financial holding companies”, as discussed above, gather information, develop expertise, negotiate international agreements, and coordinate policy in the insurance sector. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations. Significant regulatory changes are under consideration in other jurisdictions as well, as they consider their responses to current financial industry issues.

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

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

Difficult market conditions also affect our ability to pay shareholder dividends and to engage in share repurchases. Our practice is to declare and pay dividends annually and the decision whether to declare any Common Stock dividend with respect to 2009 will be made in the fourth quarter of 2009. We announced on October 9, 2008, that, in light of recent market volatility and extraordinary events and developments affecting financial markets generally, we were suspending purchases of Common Stock under our 2008 share repurchase program, effective October 10, 2008. We do not anticipate reinstituting a share repurchase program in 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2009, of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1, 2009 through April 30, 2009	251	$25.69	—
May 1, 2009 through May 31, 2009	4,926	$35.23	—
June 1, 2009 through June 30, 2009	587	$37.01	—

Total	5,764	$35.00	—	$—

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 4. Submission of Matters to a Vote of Security Holders

At the Prudential Financial Annual Meeting of Shareholders on May 12, 2009, the following voting occurred:

•

The shareholders elected fourteen directors to serve a one-year term until the 2010 Annual Meeting of Shareholders or in each case until their successors are elected and qualified. The voting results were as follows:

Name of Director	For	Against	Abstain
Thomas J. Baltimore, Jr.	238,489,664	4,985,545	2,024,449
Frederic K. Becker	237,210,028	6,331,818	1,957,812
Gordon M. Bethune	221,171,671	22,326,545	2,001,442
Gaston Caperton	238,209,699	5,231,442	2,058,517
Gilbert F. Casellas	238,302,022	5,202,718	1,994,918
James G. Cullen	220,907,327	22,618,932	1,973,399
William H. Gray III	233,634,349	9,840,672	2,024,637
Mark B. Grier	238,382,247	5,266,100	1,851,311
Jon F. Hanson	237,162,689	6,320,037	2,016,932
Constance J. Horner	221,135,562	22,400,463	1,963,633
Karl J. Krapek	236,120,996	7,395,663	1,982,999
Christine A. Poon	238,598,766	4,945,992	1,954,900
John R. Strangfeld	236,373,802	7,379,458	1,746,398
James A. Unruh	235,768,981	7,871,254	1,859,423

•

The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm (independent auditors) for 2009. The voting results were as follows:

For	Against	Abstain	Broker Non-Votes

242,719,482	1,893,750	886,406	(0)

•	The shareholders approved a shareholder proposal recommending a shareholder advisory vote on executive compensation. The voting results were as follows:

For	Against	Abstain	Broker Non-Votes
129,806,310	84,723,976	2,333,498	28,635,874

This matter is under consideration by the Board of Directors.

•	The shareholders rejected a shareholder proposal recommending separating the offices of Chairman and Chief Executive Officer. The voting results were as follows:

For	Against	Abstain	Broker Non-Votes
53,861,600	160,067,525	2,934,659	28,635,874

Item 6. Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	– XBRL Instance Document.

101.SCH	– XBRL Taxonomy Extension Schema Document.

101.CAL	– XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	– XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	– XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	– XBRL Taxonomy Extension Definition Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date: August 7, 2009

Exhibit Index

Exhibit Number and Description

  12.1 Statement of Ratio of Earnings to Fixed Charges.

  31.1 Section 302 Certification of the Chief Executive Officer.

  31.2 Section 302 Certification of the Chief Financial Officer.

  32.1 Section 906 Certification of the Chief Executive Officer.

  32.2 Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL Instance Document.

101.SCH – XBRL Taxonomy Extension Schema Document.

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB – XBRL Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document.