Form 10-Q
period 2009-09-30
PRUDENTIAL FINANCIAL INC
filed 2009-11-06
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 462 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of severe economic conditions and the severe stress experienced by the global financial markets since the second half of 2007; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) economic, political, currency and other risks relating to our international operations; (12) fluctuations in foreign currency exchange rates and foreign securities markets; (13) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (18) changes in statutory or U.S. GAAP accounting principles, practices or policies; (19) changes in assumptions for retirement expense; (20) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (21) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. As noted above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2009 and December 31, 2008 (in millions, except share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2009—$169,692; 2008—$168,691)	$170,890	$158,056
Fixed maturities, held to maturity, at amortized cost (fair value: 2009—$5,199; 2008—$3,832)	5,141	3,808
Trading account assets supporting insurance liabilities, at fair value	15,848	13,875
Other trading account assets, at fair value	3,823	4,336
Equity securities, available for sale, at fair value (cost: 2009—$5,992; 2008—$7,288)	6,700	6,065
Commercial mortgage and other loans (includes $602 measured at fair value at September 30, 2009)	32,125	33,114
Policy loans	10,070	9,703
Securities purchased under agreements to resell	6	480
Other long-term investments	5,878	7,012
Short-term investments	7,839	5,576

Total investments	258,320	242,025
Cash and cash equivalents	11,971	15,028
Accrued investment income	2,332	2,266
Deferred policy acquisition costs	14,127	15,126
Deferred income taxes, net	—	1,106
Other assets	20,589	22,365
Separate account assets	168,128	147,095

TOTAL ASSETS	$475,467	$445,011

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$124,463	$121,951
Policyholders’ account balances	101,358	99,613
Policyholders’ dividends	1,511	1,670
Securities sold under agreements to repurchase	7,200	7,900
Cash collateral for loaned securities	3,748	4,168
Income taxes	3,407	459
Short-term debt	2,182	10,535
Long-term debt (includes $979 measured at fair value at September 30, 2009)	22,759	20,290
Other liabilities	15,864	17,544
Separate account liabilities	168,128	147,095

Total liabilities	450,620	431,225

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 641,762,081 and 604,902,444 shares issued as of September 30, 2009 and December 31, 2008, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively)	—	—
Additional paid-in capital	23,348	22,001
Common Stock held in treasury, at cost (180,459,348 and 183,582,565 shares as of September 30, 2009 and December 31, 2008, respectively)	(11,442)	(11,655)
Accumulated other comprehensive income (loss)	99	(7,343)
Retained earnings	12,287	10,426

Total Prudential Financial, Inc. equity	24,298	13,435

Noncontrolling interests	549	351

Total equity	24,847	13,786

TOTAL LIABILITIES AND EQUITY	$475,467	$445,011

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2009 and 2008 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Premiums	$4,100	$3,618	$12,321	$11,503
Policy charges and fee income	613	711	2,052	2,360
Net investment income	2,858	2,931	8,548	8,983
Asset management fees and other income	1,450	43	3,695	1,528
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(398)	(452)	(3,497)	(1,652)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	38	—	2,033	—
Other realized investment gains (losses), net	(97)	179	(1,123)	(431)

Total realized investment gains (losses), net	(457)	(273)	(2,587)	(2,083)

Total revenues	8,564	7,030	24,029	22,291

BENEFITS AND EXPENSES
Policyholders’ benefits	3,925	3,954	12,152	12,000
Interest credited to policyholders’ account balances	1,317	496	3,585	1,878
Dividends to policyholders	566	779	842	1,496
General and administrative expenses	1,904	1,997	6,594	6,423

Total benefits and expenses	7,712	7,226	23,173	21,797

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	852	(196)	856	494

Income tax benefit	(153)	(149)	(311)	(66)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,005	(47)	1,167	560
Equity in earnings of operating joint ventures, net of taxes	31	(129)	30	(62)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,036	(176)	1,197	498
Income (loss) from discontinued operations, net of taxes	(4)	5	18	4

NET INCOME (LOSS)	1,032	(171)	1,215	502
Less: Income (loss) attributable to noncontrolling interests	(50)	5	(44)	37

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,082	$(176)	$1,259	$465

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$2.37	$(0.27)	$3.69	$1.26
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02	0.05	0.01

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$2.36	$(0.25)	$3.74	$1.27

Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$2.36	$(0.27)	$3.68	$1.25
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02	0.04	0.01

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$2.35	$(0.25)	$3.72	$1.26

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$(10.00)	$(34.00)	$(199.00)	$(43.50)
Income from discontinued operations, net of taxes	—	—	—	—

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$(10.00)	$(34.00)	$(199.00)	$(43.50)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Equity

Nine Months Ended September 30, 2009 and 2008 (in millions)

	Prudential Financial, Inc. Equity							Noncontrolling Interests	Total Equity
	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity
Balance, December 31, 2008	$6	$—	$22,001	$10,426	$(11,655)	$(7,343)	$13,435	$351	$13,786
Common Stock issued	—	—	1,391	—	—	—	1,391	—	1,391
Contributions from noncontrolling interests	—	—	—	—	—	—	—	275	275
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Stock-based compensation programs	—	—	(44)	(57)	213	—	112	—	112
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	—	—	—	659	—	(659)	—	—	—
Comprehensive income:
Net income	—	—	—	1,259	—	—	1,259	(44)	1,215
Other comprehensive income (loss), net of tax	—	—	—	—	—	8,101	8,101	(17)	8,084

Total comprehensive income (loss)	—	—	—	—	—	—	9,360	(61)	9,299

Balance, September 30, 2009	$6	$—	$23,348	$12,287	$(11,442)	$99	$24,298	$549	$24,847

	Prudential Financial, Inc. Equity							Noncontrolling Interests	Total Equity
	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity
Balance, December 31, 2007	$6	$—	$20,945	$11,809	$(9,693)	$447	$23,514	$409	$23,923
Common Stock acquired	—	—	—	—	(2,125)	—	(2,125)	—	(2,125)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(158)	(158)
Stock-based compensation programs	—	—	12	(21)	178	—	169	—	169
Impact of Company’s investment in Wachovia Securities due to addition of AG Edwards business, net of tax	—	—	977	—	—	—	977	—	977
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	3	—	—	3	—	3
Comprehensive income:
Net income	—	—	—	465	—	—	465	37	502
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4,275)	(4,275)	3	(4,272)

Total comprehensive income (loss)	—	—	—	—	—	—	(3,810)	40	(3,770)

Balance, September 30, 2008	$6	$—	$21,934	$12,256	$(11,640)	$(3,828)	$18,728	$301	$19,029

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008 (in millions)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,215	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	2,587	2,083
Policy charges and fee income	(850)	(709)
Interest credited to policyholders’ account balances	3,585	1,878
Depreciation and amortization	158	373
(Gains) losses on trading account assets supporting insurance liabilities, net	(1,527)	900
Change in:
Deferred policy acquisition costs	(824)	(840)
Future policy benefits and other insurance liabilities	1,679	2,487
Other trading account assets	170	29
Income taxes	(602)	(827)
Other, net	(888)	456

Cash flows from operating activities	4,703	6,332

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	33,442	63,060
Fixed maturities, held to maturity	281	192
Trading account assets supporting insurance liabilities and other trading account assets	24,142	17,323
Equity securities, available for sale	1,422	3,043
Commercial mortgage and other loans	2,810	2,035
Policy loans	1,254	1,542
Other long-term investments	866	1,000
Short-term investments	21,182	26,194
Payments for the purchase/origination of:
Fixed maturities, available for sale	(31,079)	(66,084)
Fixed maturities, held to maturity	(1,077)	(37)
Trading account assets supporting insurance liabilities and other trading account assets	(25,706)	(18,766)
Equity securities, available for sale	(887)	(3,450)
Commercial mortgage and other loans	(2,186)	(4,656)
Policy loans	(1,174)	(1,160)
Other long-term investments	(866)	(2,203)
Short-term investments	(23,611)	(29,202)
Other, net	(209)	31

Cash flows used in investing activities	(1,396)	(11,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	18,169	26,388
Policyholders’ account withdrawals	(19,915)	(16,138)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(929)	(5,686)
Proceeds from the issuance of Common Stock	1,391	—
Cash dividends paid on Common Stock	(39)	(86)
Net change in financing arrangements (maturities 90 days or less)	(4,648)	(47)
Common Stock acquired	—	(2,110)
Common Stock reissued for exercise of stock options	39	93
Proceeds from the issuance of debt (maturities longer than 90 days)	5,151	7,353
Repayments of debt (maturities longer than 90 days)	(6,235)	(4,342)
Excess tax benefits from share-based payment arrangements	—	21
Other, net	569	(326)

Cash flows from (used in) financing activities	(6,447)	5,120

Effect of foreign exchange rate changes on cash balances	83	(13)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,057)	301
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,028	11,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,971	$11,361

NON-CASH TRANSACTIONS DURING THE PERIOD
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$—	$977
Treasury Stock shares issued for stock-based compensation programs	$98	$88

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner, and variable interest entities in which the Company is considered the primary beneficiary. See Note 5 for more information on the Company’s consolidated variable interest entities. The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through November 6, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q.

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

2. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Share-Based Payments

The Company issues employee share-based compensation awards, under a plan authorized by the Board of Directors, that are subject to specific vesting conditions. Generally the awards vest ratably over a three-year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. The Company accounts for those awards granted between (a) the adoption on January 1, 2003 of the fair value recognition provisions of authoritative guidance on accounting for stock based compensation, and (b) the adoption on January 1, 2006 of revised authoritative guidance on accounting for stock based compensation, which specify that an employee vests in the award upon retirement, using the nominal vesting period approach. Under this approach, the Company records compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement.

Upon the adoption of the revised authoritative guidance on accounting for stock based compensation on January 1, 2006, the Company revised its approach to the recognition of compensation costs for awards granted to retirement-eligible employees and awards that vest when an employee becomes retirement-eligible to apply the non-substantive vesting period approach to all new share-based compensation awards granted after January 1, 2006. Under this approach, all compensation cost is recognized on the date of grant for awards issued to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three and nine months ended September 30, 2008 would have been increased by $0.2 million and $1 million, respectively, with no reportable impact to earnings per share of Common Stock, on both a basic and diluted basis. There is no impact to net income for 2009, as all compensation expense relating to share-based compensation awards accounted for under the nominal vesting period approach had been recognized in net income by December 31, 2008.

Investments in Debt and Equity Securities

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 12 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

can significantly impact income recognition and the amount of other-than-temporary impairments recognized in other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments, as well as the impact of the Company’s adoption of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment, except those derivatives used in the Company’s capacity as a broker or dealer.

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

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost basis. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, the difference is recorded as an other-than-temporary impairment.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).” Prior to the adoption of this guidance in 2009, an other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security.

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

The Company did not evaluate goodwill for impairment as of September 30, 2009, as no events occurred or circumstances changed that would have more likely than not reduced the fair value of a reporting unit below its carrying amount during the third quarter of 2009. The carrying value of goodwill was $710 million as of September 30, 2009.

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

Derivatives are recorded either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Consolidated Statements of Financial Position, except for embedded derivatives which are recorded in the Consolidated Statements of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

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

As discussed above, the completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. As such, the three and nine months ended September 30, 2009 benefited from a reduction to the liability for unrecognized tax benefits and interest of $156 million and $307 million, respectively, primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates.

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

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company has agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on the Company’s 2008 or 2009 results.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Accounting Pronouncements Adopted

In June 2009, the FASB issued authoritative guidance for, and on July 1, 2009 launched, the FASB’s Accounting Standards Codification TM as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification is not intended to change U.S. GAAP but is a new structure which takes accounting pronouncements and organizes them by accounting topic. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance effective for the interim reporting period ending September 30, 2009 impacts the way the Company references U.S. GAAP accounting standards in the financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events, which addresses the accounting for and disclosure of subsequent events not addressed in other applicable GAAP, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Company’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1.

In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments. This new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends the disclosure requirements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance effective with the interim period ending June 30, 2009. The required disclosures are provided in Note 12.

In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted this guidance effective January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $659 million. The disclosures required by this new guidance are provided in Note 4. See “Investments in Debt and Equity Securities” above for more information.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities, and (2) identifying transactions that are not orderly. Further, this new guidance requires additional disclosures about fair value measurements in interim and annual periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this revised guidance are provided in Note 12.

In April 2009, the FASB revised the authoritative guidance for the accounting for business combinations. This new guidance requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the authoritative guidance related to accounting for contingencies. This new guidance also amends disclosure requirements. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2008, the FASB Emerging Issues Task Force (“EITF”) reached consensus on issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement. The consensus concluded that (a) the issuer of a liability (including debt) with a third-party credit enhancement that is inseparable from the liability, shall not include the effect of the credit enhancement in the fair value measurement of the liability; (b) the issuer shall disclose the existence of any third-party credit enhancement on such liabilities, and (c) in the period of adoption the issuer shall disclose the valuation techniques used to measure the fair value of such liabilities and disclose any changes from valuation techniques used in prior periods. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB EITF reached consensus on the following issues contained in authoritative guidance for derivative instruments and hedging activities for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock: (1) how an entity should evaluate whether an instrument (or embedded feature) is indexed to the entity’s own stock; (2) how the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to the entity’s own stock; (3) how an issuer should account for equity-linked financial instruments issued to investors for purposes of establishing a market-based measure of the grant-date fair value of employee stock options. This guidance clarifies what instruments qualify as indexed to an entity’s own stock and are thereby eligible for equity classification. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB revised the authoritative guidance for earnings per share for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008, and must be applied retrospectively to all EPS data presented. The

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company’s adoption of this guidance effective January 1, 2009 had no reportable impact on earnings per basic and diluted share of Common Stock for the three months ended September 30, 2008, and reduced earnings per basic and diluted share of Common Stock for the nine months ended September 30, 2008 by $0.01. The Company’s adoption of this guidance effective January 1, 2009 reduced earnings per basic share of Common Stock for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 by $0.01, $0.05, $0.06, $0.06 and $0.02, respectively, and earnings per diluted share of Common Stock by $0.01, $0.01, $0.02, $0.03 and $0.01, respectively.

In May 2008, the FASB revised the authoritative guidance for the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This new guidance, which is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively, addresses the accounting for certain convertible debt instruments including those that have been issued by the Company. It requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity within additional paid-in capital. The liability component of the debt instrument is accreted to par using the effective yield method, with the accretion being reported as a component of interest expense. Bond issuance costs are allocated to the debt and equity components in proportion to the debt proceeds. The Company’s adoption of this guidance effective January 1, 2009 reduced net income for the three months ended September 30, 2008 by $10 million or $0.02 per share of Common Stock, on both a basic and diluted basis and reduced net income for the nine months ended September 30, 2008 by $28 million or $0.06 per share of Common Stock, on both a basic and diluted basis. The Company’s adoption of this guidance effective January 1, 2009 reduced net income for the years ended December 31, 2008, 2007, 2006 and 2005 by $44 million, $42 million, $36 million and $5 million, or $0.10, $0.09, $0.07 and $0.01 per share of Common Stock, on both a basic and diluted basis, respectively.

In April 2008, the FASB revised the authoritative guidance for the determination of the useful life of intangible assets. This new guidance amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date and the disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued authoritative guidance for derivative instruments and hedging activities which amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosures are provided in Note 14.

In February 2008, the FASB revised the authoritative guidance for the accounting for transfers of financial assets and repurchase financing transactions. The new guidance provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The guidance is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In February 2008, the FASB revised the authoritative guidance which delays the effective date related to fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued authoritative guidance for business combinations which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new guidance requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new guidance also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements which changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. Upon adoption, this guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests and prospective adoption for all other requirements. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $301 million at September 30, 2008 and totaled $351 million, $409 million, $329 million, $110 million, and $97 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. In addition, income attributable to the noncontrolling interests, which was previously reported as an expense in “General and administrative expenses” and reflected within Income from Continuing Operations is now reported as a separate amount below Net Income, and totaled $5 million and $37 million for the three and nine months ended September 30, 2008, respectively, and totaled $36 million, $67 million, $25 million, $21 million and $13 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company will adopt this guidance effective December 31, 2009. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance includes techniques for measuring fair value when a quoted price in an active market for the identical liability is not available and clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value, This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company will adopt this guidance effective with the annual reporting period ended December 31, 2009. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a qualifying special-purpose entity (“QSPE”) from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to qualifying special-purpose entities. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Disclosure provisions will be applied to transfers that occurred both before and after January 1, 2010. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In December 2008, the FASB revised the authoritative guidance for employers’ disclosures about postretirement benefit plan assets. This new guidance requires additional disclosures about the components of plan assets, investment strategies for plan assets, significant concentrations of risk within plan assets, and requires disclosures regarding the fair value measurement of plan assets. This guidance is effective for fiscal years ending after December 15, 2009. The Company will provide the required disclosures in the annual reporting period ending December 31, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Yamato Life

On May 1, 2009, the Company’s Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. As of September 30, 2009, the Company’s Unaudited Interim Consolidated Statement of Financial Position reflects $2.3 billion of assets and $2.3 billion of liabilities related to Yamato. Subsequent to the acquisition, the Company renamed the acquired company The Prudential Financial of Japan Life Insurance Company Ltd.

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Real estate investments sold or held for sale	$(6)	$3	$22	$4
Equity sales, trading and research operations	1	1	2	(1)
International securities operations	—	—	1	(2)
Mexican asset management operations	—	—	(1)	1
Health care operations	—	3	—	3

Income (loss) from discontinued operations before income taxes	(5)	7	24	5
Income tax expense (benefit)	(1)	2	6	1

Income (loss) from discontinued operations, net of taxes	$(4)	$5	$18	$4

Real estate investments sold or held for sale reflects the income from discontinued real estate investments.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $134 million and $61 million, respectively, as of September 30, 2009 and $218 million and $149 million, respectively, as of December 31, 2008. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,873	$666	$128	$7,411
Obligations of U.S. states and their political subdivisions	809	57	—	866
Foreign government bonds	37,870	1,479	126	39,223
Corporate securities	87,391	4,786	2,917	89,260
Asset-backed securities(1)	13,355	164	2,985	10,534
Commercial mortgage-backed securities	11,200	171	345	11,026
Residential mortgage-backed securities(2)	12,194	505	129	12,570

Total fixed maturities, available for sale	$169,692	$7,828	$6,630	$170,890

Equity securities, available for sale	$5,992	$919	$211	$6,700

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,100	$36	$1	$1,135
Corporate securities	870	1	129	742
Asset-backed securities(1)	1,031	13	4	1,040
Commercial mortgage-backed securities	452	100	1	551
Residential mortgage-backed securities(2)	1,688	47	4	1,731

Total fixed maturities, held to maturity	$5,141	$197	$139	$5,199

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,236	$1,355	$13	$7,578
Obligations of U.S. states and their political subdivisions	891	32	12	911
Foreign government bonds	32,585	2,266	112	34,739
Corporate securities	87,028	1,630	9,604	79,054
Asset-backed securities	16,057	109	4,174	11,992
Commercial mortgage-backed securities	12,381	5	2,334	10,052
Residential mortgage-backed securities	13,513	450	233	13,730

Total fixed maturities, available for sale	$168,691	$5,847	$16,482	$158,056

Equity securities, available for sale	$7,288	$259	$1,482	$6,065

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,093	$115	$—	$1,208
Corporate securities	867	9	128	748
Asset-backed securities	782	25	1	806
Commercial mortgage-backed securities	11	—	—	11
Residential mortgage-backed securities	1,055	8	4	1,059

Total fixed maturities, held to maturity	$3,808	$157	$133	$3,832

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2009, are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$6,836	$6,899	$11	$11
Due after one year through five years	34,192	34,959	—	—
Due after five years through ten years	33,050	33,625	46	46
Due after ten years	58,865	61,277	1,913	1,820
Asset-backed securities	13,355	10,534	1,031	1,040
Commercial mortgage-backed securities	11,200	11,026	452	551
Residential mortgage-backed securities	12,194	12,570	1,688	1,731

Total	$169,692	$170,890	$5,141	$5,199

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Fixed maturities, available for sale:
Proceeds from sales	$3,354	$12,222	$19,997	$48,659
Proceeds from maturities/repayments	4,916	5,169	13,342	15,364
Gross investment gains from sales, prepayments and maturities	150	191	779	682
Gross investment losses from sales and maturities	(98)	(171)	(474)	(565)

Fixed maturities, held to maturity:
Proceeds from maturities/repayments	$113	$82	$281	$193
Gross investment gains from prepayments	—	—	—	—

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(360)	$(452)	$(1,464)	$(1,652)
Writedowns for other-than-temporary impairment losses on equity securities	$(223)	$(85)	$(979)	$(415)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the periods indicated.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Balance, beginning of period	$1,522	$—
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	—	658
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(60)	(151)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(3)	(9)
Credit loss impairment recognized in the current period on securities not previously impaired	81	639
Additional credit loss impairments recognized in the current period on securities previously impaired	209	603
Increases due to the passage of time on previously recorded credit losses	13	29
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(17)	(24)

Balance, September 30, 2009	$1,745	$1,745

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$868	$867	$1,232	$1,232

Fixed maturities:
Corporate securities	8,890	9,114	8,814	7,971
Commercial mortgage-backed securities	2,101	2,091	2,335	2,092
Residential mortgage-backed securities	1,346	1,348	708	684
Asset-backed securities	971	787	915	635
Foreign government bonds	560	571	416	420
U.S. government authorities and agencies and obligations of U.S. states	158	151	147	143

Total fixed maturities	14,026	14,062	13,335	11,945
Equity securities	1,031	919	1,074	698

Total trading account assets supporting insurance liabilities	$15,925	$15,848	$15,641	$13,875

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $692 million and $(510) million during the three months ended September 30, 2009 and 2008, respectively, and $1,689 million and $(846) million during the nine months ended September 30, 2009 and 2008, respectively.

Other Trading Account Assets

The following table sets forth the composition of the Company’s other trading account assets as of the dates indicated:

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$3	$3	$7	$7

Fixed maturities:
Asset-backed securities	1,543	1,490	423	308
Residential mortgage-backed securities	282	136	278	150
Corporate securities	338	347	230	204
Commercial mortgage-backed securities	228	128	217	136
U.S. government authorities and agencies and obligations of U.S. states	167	171	102	106
Foreign government bonds	22	23	32	33

Total fixed maturities	2,580	2,295	1,282	937
Derivative instruments and other	1,068	1,293	2,949	3,250
Equity securities	217	232	144	142

Total other trading account assets	$3,868	$3,823	$4,382	$4,336

The net change in unrealized gains (losses) from other trading account assets still held at period end, recorded within “Asset management fees and other income” was $54 million and $(130) million during the three months ended September 30, 2009 and 2008, respectively, and $1 million and $(26) million during the nine months ended September 30, 2009 and 2008, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2009 and 2008 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Fixed maturities, available for sale	$2,024	$2,105	$6,148	$6,324
Fixed maturities, held to maturity	37	21	105	66
Equity securities, available for sale	80	87	236	252
Trading account assets	196	196	589	598
Commercial mortgage and other loans	480	497	1,448	1,453
Policy loans	144	139	422	408
Broker-dealer related receivables	4	39	15	122
Short-term investments and cash equivalents	25	127	122	409
Other long-term investments	(16)	(62)	(174)	69

Gross investment income	2,974	3,149	8,911	9,701
Less: Investment expenses	(116)	(218)	(363)	(718)

Net investment income	$2,858	$2,931	$8,548	$8,983

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2009 and 2008 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Fixed maturities	$(308)	$(432)	$(1,159)	$(1,535)
Equity securities	(123)	(149)	(942)	(508)
Commercial mortgage and other loans	(134)	(25)	(463)	(103)
Investment real estate	(26)	(9)	(47)	(9)
Joint ventures and limited partnerships	9	(19)	(44)	(34)
Derivatives(1)	121	349	52	78
Other	4	12	16	28

Realized investment gains (losses), net	$(457)	$(273)	$(2,587)	$(2,083)

(1)	Includes the offset of hedged items in effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$—	$—	$—	$—	$—	$—
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(1,139)	9	1	—	388	(741)
Net investment gains (losses) on investments arising during the period	413	—	—	—	(149)	264
Reclassification adjustment for (gains) losses included in net income	983	—	—	—	(354)	629
Reclassification adjustment for OTTI losses excluded from net income(1)	(1,574)	—	—	—	567	(1,007)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	190	—	—	(68)	122
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	7	—	(2)	5
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	—	—	—

Balance, September 30, 2009	$(1,317)	$199	$8	$—	$382	$(728)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$(11,893)	$1,479	$(384)	$431	$3,632	$(6,735)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(322)	15	4	418	(33)	82
Net investment gains (losses) on investments arising during the period	12,526	—	—	—	(4,231)	8,295
Reclassification adjustment for (gains) losses included in net income	1,147	—	—	—	(413)	734
Reclassification adjustment for OTTI losses excluded from net income(2)	1,574	—	—	—	(567)	1,007
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(2,298)	—	—	804	(1,494)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(214)	—	75	(139)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(849)	298	(551)

Balance, September 30, 2009	$3,032	$(804)	$(594)	$—	$(435)	$1,199

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2009	December 31, 2008
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,317)	$—
Fixed maturity securities, available for sale-all other	2,515	(10,635)
Equity securities, available for sale	708	(1,223)
Derivatives designated as cash flow hedges(1)	(328)	(227)
Other investments(2)	137	192

Net unrealized gains (losses) on investments	$1,715	$(11,893)

(1)	See Note 14 for more information on cash flow hedges.
(2)	Includes $233 million of net unrealized losses on held to maturity securities that were transferred from available-for-sale.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2009
	Less than twelve months(2)		Twelve months or more(2)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,576	$123	$34	$5	$1,610	$128
Obligations of U.S. states and their political subdivisions	5	—	8	—	13	—
Foreign government bonds	6,163	104	290	23	6,453	127
Corporate securities	4,810	351	21,543	2,695	26,353	3,046
Commercial mortgage-backed securities	417	42	5,342	304	5,759	346
Asset-backed securities	2,783	1,023	5,166	1,966	7,949	2,989
Residential mortgage-backed securities	444	19	1,163	114	1,607	133

Total	$16,198	$1,662	$33,546	$5,107	$49,744	$6,769

(1)	Includes $1,316 million of fair value and $139 million of gross unrealized losses at September 30, 2009 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.
(2)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009.

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$994	$13	$—	$—	$994	$13
Obligations of U.S. states and their political subdivisions	299	11	7	1	306	12
Foreign government bonds	3,580	72	294	40	3,874	112
Corporate securities	36,549	4,508	17,707	5,224	54,256	9,732
Commercial mortgage-backed securities	6,537	1,380	3,407	954	9,944	2,334
Asset-backed securities	4,925	1,791	5,910	2,384	10,835	4,175
Residential mortgage-backed securities	824	109	1,557	128	2,381	237

Total	$53,708	$7,884	$28,882	$8,731	$82,590	$16,615

(1)	Includes $926 million of fair value and $133 million of gross unrealized losses at December 31, 2008 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses at September 30, 2009 and December 31, 2008 are composed of $4,019 million and $12,863 million related to investment grade securities and $2,750 million and $3,752 million related to below investment grade securities, respectively. At September 30, 2009, $3,764 million of the gross unrealized losses represented declines in value of greater than 20%, $403 million of which had been in that position for less than six months, as compared to $11,505 million at December 31, 2008 that represented declines in value of greater than 20%, $10,509 million of which had been in that position for less than six months. At September 30, 2009, the $5,107 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, manufacturing, finance, and services sectors of the Company’s corporate securities. At December 31, 2008, the $8,731 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and utilities sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following tables show the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,258	$103	$737	$108	$1,995	$211

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$3,978	$1,419	$263	$63	$4,241	$1,482

At September 30, 2009, $75 million of the gross unrealized losses represented declines of greater than 20%, $20 million of which had been in that position for less than six months. At December 31, 2008, $1,227 million of the gross unrealized losses represented declines of greater than 20%, $1,086 million of which had been in that position for less than six months. Securities with fair value of $737 million and $263 million and gross unrealized losses of $108 million and $63 million that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2009 and December 31, 2008, respectively, represent perpetual preferred securities, which have characteristics of both debt and equity securities and to which an impairment model similar to the Company’s fixed maturities is applied. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at September 30, 2009 or December 31, 2008.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

5. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. If the Company determines that it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns, the Company would be deemed to be the VIE’s “primary beneficiary” and would be required to consolidate the VIE.

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

	September 30, 2009	December 31, 2008

	(in millions)
Fixed maturities, available for sale	$76	$29
Other trading account assets	7	—
Commercial mortgage and other loans	408	450
Other long-term investments	11	100
Cash and cash equivalents	47	1
Accrued investment income	2	2
Other assets	2	5
Separate account assets	54	91

Total assets of consolidated VIEs	$607	$678

Other liabilities	$412	$424
Separate account liabilities	54	91

Total liabilities of consolidated VIEs	$466	$515

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities for which the Company is the Sponsor

The Company has also determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it will not absorb a majority of the expected losses or receive the majority of the expected residual returns. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $392 million and $674 million at September 30, 2009 and December 31, 2008, respectively. The Company’s maximum exposure to loss decreased from December 31, 2008, reflecting the redemption of a fixed income fund as of September 30, 2009. These investments are reflected in “Fixed maturities, available for sale” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $6,913 million and $5,916 million as of September 30, 2009 and December 31, 2008, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

Consolidated Variable Interest Entities for which the Company is not the Sponsor

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities, but over which the Company does not exercise control and is not the sponsor. Included among these structured investments are structured investments issued by a VIE that manages yen-denominated investments coupled with cross-currency coupon swap agreements thereby creating synthetic dual currency investments. The Company’s position in the capital structure and/or relative size indicates that the Company is the primary beneficiary. The Company has not provided material financial or other support that was not contractually required to these VIEs. The table below reflects the carrying amount and balance sheet caption in which the assets of consolidated VIEs for which the Company is not the sponsor are reported. The liabilities of consolidated VIEs for which the Company is not the sponsor are included in “Other liabilities” and are also reflected in the table below. These liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE. As reflected in the table below, total assets of consolidated VIEs for which the Company is not a sponsor decreased from December 31, 2008 to September 30, 2009, reflecting the deconsolidation of a VIE that manages investments in the European market. The assets held by the VIE were distributed to the Company during March 2009.

	September 30, 2009	December 31, 2008
	(in millions)
Fixed maturities, available for sale	$111	$124
Fixed maturities, held to maturity	1,024	1,012
Other trading account assets	—	404
Other long-term investments	(26)	43
Cash and cash equivalents	—	79
Accrued investment income	4	8
Other assets	—	55

Total assets of consolidated VIEs	$1,113	$1,725

Total liabilities of consolidated VIEs	$—	$61

In addition, not reflected in the table above, the Company has created a trust that is a VIE, to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program (“FANIP”). The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The trust is the beneficiary of an indemnity agreement with the Company that provides that the Company is responsible for costs related to the notes issued with limited exception. As a result, the Company has determined that it is the primary beneficiary of the trust, which is therefore consolidated.

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $5,484 million and $7,130 million at September 30, 2009 and December 31, 2008, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $8 billion as of both September 30, 2009 and December 31, 2008, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $890 million and $1,095 million at September 30, 2009 and December 31, 2008, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of January 1, 2009, the Company recognized an adjusted cumulative earnings policyholder dividend obligation of $851 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings, which reflects a cumulative adjustment of $418 million related to the Company’s adoption of the revised authoritative guidance for the recognition and presentation of other-than-temporary impairments, effective January 1, 2009. See Note 2 for more information on the adoption of the new authoritative guidance for the recognition and presentation of other-than-temporary impairments. However, due to the accumulation of net unrealized investment losses as of December 31, 2008 that had arisen subsequent to the establishment of the Closed Block, the total policyholder dividend obligation balance was reduced to zero through “Accumulated other comprehensive income (loss).” As of September 30, 2009, actual cumulative earnings are below the expected cumulative earnings by $690 million, thereby eliminating the cumulative earnings policyholder dividend obligation. Furthermore, the accumulation of net unrealized investment gains as of September 30, 2009 that have arisen subsequent to the establishment of the Closed Block, are not sufficient to overcome the cumulative earnings shortfall, and therefore, the policyholder dividend obligation balance remains at zero. See the table below for changes in the components of the policyholder dividend obligation for the nine months ended September 30, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,687	$51,763
Policyholders’ dividends payable	1,096	1,036
Policyholder dividend obligation	—	—
Policyholders’ account balances	5,592	5,622
Other Closed Block liabilities	5,712	5,724

Total Closed Block Liabilities	64,087	64,145

Closed Block Assets
Fixed maturities, available for sale, at fair value	38,489	35,345
Other trading account assets, at fair value	166	120
Equity securities, available for sale, at fair value	2,902	2,354
Commercial mortgage and other loans	7,885	8,129
Policy loans	5,436	5,423
Other long-term investments	1,623	1,676
Short-term investments	1,639	1,340

Total investments	58,140	54,387
Cash and cash equivalents	1,290	1,779
Accrued investment income	666	615
Other Closed Block assets	641	409

Total Closed Block Assets	60,737	57,190

Excess of reported Closed Block Liabilities over Closed Block Assets	3,350	6,955
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	353	(4,371)
Allocated to policyholder dividend obligation	—	433

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,703	$3,017

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2009
(in millions)
Balance, January 1, 2009	$—
Impact from earnings allocable to policyholder dividend obligation	(851)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	851

Balance, September 30, 2009	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Revenues
Premiums	$738	$819	$2,378	$2,640
Net investment income	733	784	2,161	2,425
Realized investment gains (losses), net	(22)	125	(1,250)	(319)
Other income	36	(8)	88	19

Total Closed Block revenues	1,485	1,720	3,377	4,765

Benefits and Expenses
Policyholders’ benefits	839	940	2,743	3,005
Interest credited to policyholders’ account balances	36	35	106	105
Dividends to policyholders	539	745	795	1,402
General and administrative expenses	139	150	427	482

Total Closed Block benefits and expenses	1,553	1,870	4,071	4,994

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(68)	(150)	(694)	(229)

Income tax expense (benefit)	(6)	(150)	(8)	(211)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	(62)	—	(686)	(18)
Income from discontinued operations, net of taxes	—	—	—	—

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$(62)	$—	$(686)	$(18)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2008	604.9	183.6	421.3	2.0
Common Stock issued(1)	36.9	—	36.9	—
Common Stock acquired	—	—	—	—
Stock-based compensation programs(2)	—	(3.1)	3.1	—

Balance, September 30, 2009	641.8	180.5	461.3	2.0

(1)	In June 2009, the Company issued 36,858,975 shares of Common Stock in a public offering at a price of $39.00 per share for net proceeds of $1.391 billion.
(2)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Net income (loss)	$1,032	$(171)	$1,215	$502
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	333	(349)	193	(89)
Change in net unrealized investment gains (losses)(1)	4,763	(2,041)	7,865	(4,205)
Change in pension and postretirement unrecognized net periodic benefit	8	11	26	22

Other comprehensive income (loss)(2)	5,104	(2,379)	8,084	(4,272)

Comprehensive income (loss)	6,136	(2,550)	9,299	(3,770)
Comprehensive (income) loss attributable to noncontrolling interests	42	(9)	61	(40)

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$6,178	$(2,559)	$9,360	$(3,810)

(1)	Includes cash flow hedges of $(36) million and $71 million for the three months ended September 30, 2009 and 2008, respectively and $(66) million and $18 million for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Amounts are net of tax expense (benefit) of $2,578 million and $(967) million for the three months ended September 30, 2009 and 2008, respectively and $4,070 million and $(2,123) million for the nine months ended September 30, 2009 and 2008, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2009 and 2008 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income(Loss)
	(in millions)
Balance, December 31, 2008	$375	$(6,735)	$(983)	$(7,343)
Change in component during period	210	7,865	26	8,101
Impact of adoption of new guidance for other-than-temporary impairments of debt securities(2)	—	(659)	—	(659)

Balance, September 30, 2009	$585	$471	$(957)	$99

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income(Loss)
	(in millions)
Balance, December 31, 2007	$312	$400	$(265)	$447
Change in component during period	(92)	(4,205)	22	(4,275)

Balance, September 30, 2008	$220	$(3,805)	$(243)	$(3,828)

(1)	Includes cash flow hedges of $(213) million and $(147) million as of September 30, 2009 and December 31, 2008, respectively and $(155) million and $(173) million as of September 30, 2008 and December 31, 2007, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	See Note 2 for additional information on the adoption of new guidance for other-than-temporary impairments of debt securities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2009			2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$1,044			$(118)
Direct equity adjustment	12			10
Less: Income (loss) attributable to noncontrolling interests	(50)			5
Less: Earnings allocated to participating unvested share-based payment awards	12			—

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,094	461.2	$2.37	$(113)	423.8	$(0.27)

Effect of dilutive securities and compensation programs(1)
Interest, net of tax, on Exchangeable Surplus Notes	$1			$—
Add: Earnings allocated to participating unvested share-based payment awards—Basic	12			—
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	12			—

Stock options		2.4			—
Deferred and long-term compensation programs		0.3			—
Exchangeable Surplus Notes		0.7			—

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,095	464.6	$2.36	$(113)	423.8	$(0.27)

(1)	For the three months ended September 30, 2008, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the three months ended September 30, 2008, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2009			2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,561			$549
Direct equity adjustment	34			36
Less: Income (loss) attributable to noncontrolling interests	(44)			37
Less: Earnings allocated to participating unvested share-based payment awards	18			3

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,621	438.8	$3.69	$545	432.6	$1.26

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$18			$3
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	18			3

Stock options		1.2			3.6
Deferred and long-term compensation programs		0.6			0.9

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,621	440.6	$3.68	$545	437.1	$1.25

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2009 was based on 5.3 million of such awards, weighted for the period they were outstanding. For the three months ended September 30, 2008, earnings were not allocated to participating unvested share-based payment awards as these securities do not participate in losses. Earnings allocated to participating unvested share-based payment awards for the nine months ended September 30, 2009 and 2008 was based on 4.9 million and 2.6 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended September 30, 2009, 10.4 million options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $72.65 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the three months ended September 30, 2008, 17.9 million options and 4.2 million shares

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, are considered antidilutive as a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the nine months ended September 30, 2009 and 2008, 14.1 million and 6.0 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $62.87 and $80.57 per share, respectively were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

On September 18, 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The exchange rate used in the diluted earnings per share calculation for the surplus notes is 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, is added to the denominator, and interest expense, net of tax, is added to the numerator, if the overall effect is dilutive. For the nine months ended September 30, 2009, the hypothetical impact of these shares was antidilutive and therefore excluded from the computation of diluted earnings per share. See Note 9 for additional information regarding the exchangeable surplus notes.

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. As of September 30, 2009, $4 million of senior notes related to the $2.0 billion December 2006 issuance remain outstanding. These will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. As of September 30, 2009, $31 million of senior notes related to the $3.0 billion December 2007 issuance remain outstanding. These senior notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39. See Note 9 for additional information regarding the convertible senior notes.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock was $(10.00) and $(34.00) for the three months ended September 30, 2009 and 2008, respectively, and $(199.00) and $(43.50) for the nine months ended September 30, 2009 and 2008, respectively.

The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended September 30, 2009 and 2008 amounted to $(20) million and $(68) million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $12 million and $10 million for the three months ended September 30, 2009 and 2008, respectively. The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the nine months ended September 30, 2009 and 2008 amounted to $(398) million and $(87) million, respectively. The direct equity adjustment resulted in a decrease in the income (loss) from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $34 million and $36 million for the nine months ended September 30, 2009 and 2008, respectively. For the three and nine months ended September 30, 2009 and 2008, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to 2.0 million. There are no potentially dilutive shares associated with the Class B Stock.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services (“S&P”), P-2 by Moody’s Investor Service, Inc. (“Moody’s”) and F2 by Fitch Ratings Ltd. (“Fitch”) as of September 30, 2009. Prudential Financial’s outstanding commercial paper borrowings were $209 million and $1,243 million as of September 30, 2009 and December 31, 2008, respectively.

Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, rated A-1+ by S&P, P-2 by Moody’s and F1 by Fitch as of September 30, 2009. Prudential Funding’s outstanding commercial paper and master note borrowings were $716 million and $4,354 million as of September 30, 2009 and December 31, 2008, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

As of September 30, 2009 and December 31, 2008, the weighted average maturity of the total commercial paper outstanding was 49 and 29 days, respectively.

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval during the fourth quarter of 2008 to participate in the Commercial Paper Funding Facility (“CPFF”) sponsored by the Federal Reserve Bank of New York. Commercial paper programs must maintain ratings of at least A-1/P-1/F1 by at least two rating agencies in order to be eligible for the CPFF. As of September 30, 2009, neither Prudential Financial nor Prudential Funding had any commercial paper outstanding under the CPFF. On February 19, 2009, the commercial paper credit rating of Prudential Financial was downgraded by Fitch from F1 to F2. Consequently, as of that date, Prudential Financial became ineligible to issue commercial paper under the CPFF. Prudential Funding continues to be eligible based on its current credit ratings to sell to the CPFF three-month unsecured U.S. dollar denominated commercial paper up to a maximum of $9.815 billion, less the outstanding amount of any non-CPFF commercial paper at any applicable time. Access to the CPFF for the issuance of new commercial paper is scheduled to terminate on February 1, 2010, unless such date is extended by the Federal Reserve Bank of New York.

Convertible Senior Notes

On December 12, 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. These notes are redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates, of which the first such date was June 15, 2009. On June 15, 2009, $1,819 million of these notes were repurchased by Prudential Financial as required by the holders. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 15, 2009. Separately, during the fourth quarter of 2008 and the first nine months of 2009, the Company repurchased, in individually negotiated transactions, $853 million and $297 million, respectively, of these notes which were offered to the Company by certain holders. The notes repurchased in 2009 at a discount resulted in a pre-tax gain of $7 million that is recorded within “Asset management fees and other income.” As of September 30, 2009, $31 million of these floating rate convertible senior notes remain outstanding. In addition, as of September 30, 2009, $4 million

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of floating rate convertible senior notes that were issued by Prudential Financial in a private placement in December 2006 remain outstanding. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 12, 2009.

Medium-term Notes

In June 2009, Prudential Financial issued $250 million of 6.20% medium-term notes due January 2015 and $750 million of 7.375% medium-term notes due June 2019 under its shelf registration statement. In September 2009, Prudential Financial issued $600 million of 3.625% medium-term notes due September 2012 and $900 million of 4.75% medium-term notes due September 2015 under its shelf registration statement.

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

Prudential Insurance’s membership in FHLBNY requires the ownership of member stock, and borrowings from FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the outstanding borrowings. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $221 million as of September 30, 2009.

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

The fair value of the qualifying assets pledged as collateral by Prudential Insurance must be maintained at certain specified levels of the borrowed amount, which can vary, depending on the nature of the assets pledged. As of September 30, 2009, Prudential Insurance had pledged qualifying assets with a fair value of $7,530 million, which is above the minimum level required by the FHLBNY, and had total outstanding borrowings of $3.5 billion. The total borrowings from the FHLBNY as of September 30, 2009, is comprised of collateralized advances, of which $1.0 billion is reflected in “Short-term debt” and $1.0 billion is reflected in “Long-term debt,” as well as $1.5 billion of collateralized funding agreements that are reflected in “Policyholders’ account balances.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Exchangeable Surplus Notes

In September 2009, Prudential Insurance issued in a private placement $500 million of surplus notes due September 2019 with an interest rate of 5.36% per annum. The surplus notes are exchangeable at the option of the holder, in whole but not in part, for shares of Prudential Financial Common Stock beginning in September 2014, or earlier upon a fundamental business combination involving Prudential Financial or a continuing payment default. The initial exchange rate for the surplus notes is 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes, which represents an initial exchange price per share of Common Stock of $98.78; however, the exchange rate is subject to customary anti-dilution adjustments. The exchange rate is also subject to a make-whole decrease in the event of an exchange prior to maturity (except upon a fundamental business combination or a continuing payment default), that will result in a reduction in the number of shares issued upon exchange (per $1,000 principal amount of surplus notes) determined by dividing a prescribed cash reduction value (which will decline over the life of the surplus notes, from $102.62 for an exercise on September 18, 2014 to zero for an exercise at maturity) by the price of the Common Stock at the time of exchange. In addition, the exchange rate is subject to a customary make-whole increase in connection with an exchange of the surplus notes upon a fundamental business combination where 10% or more of the consideration in that business combination consists of cash, other property or securities that are not listed on a U.S. national securities exchange.

The surplus notes are not redeemable by Prudential Insurance prior to maturity, except in connection with a fundamental business combination involving Prudential Financial, in which case the surplus notes will be redeemable by Prudential Insurance, subject to the noteholders’ right to exchange the surplus notes instead, at par or, if greater, a make-whole redemption price. The surplus notes are subordinated to all other Prudential Insurance borrowings and policyholder obligations, except for other surplus notes of Prudential Insurance (including those currently outstanding), with which the surplus notes rank pari passu. Payments of interest and principal on the surplus notes may only be made with the prior approval of the New Jersey Department of Banking and Insurance.

TALF Borrowings

During the first nine months of 2009, the Company purchased securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and as of July 2009 for certain high-quality commercial mortgage-backed securities issued before January 1, 2009. TALF financing is non-recourse to the borrower, is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. Borrowers under the program can deliver the collateralized securities to a special purpose vehicle created by the Federal Reserve in full defeasance of the loan.

During the first nine months of 2009, the Company obtained $1,167 million of secured financing from the Federal Reserve under this program. In September 2009, the Company sold a portion of the securities purchased under the program and used the proceeds to repay $188 million of the borrowings. As of September 30, 2009, the Company had $1,066 million of securities purchased under TALF that are reflected within “Other trading account assets,” and had $979 million of secured financing from the Federal Reserve related to the purchase of these securities that is reflected within “Long-term debt.” The Company is carrying the securities and the loan at fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Components of net periodic (benefit) cost
Service cost	$40	$38	$3	$3
Interest cost	115	116	29	31
Expected return on plan assets	(182)	(180)	(27)	(40)
Amortization of prior service cost	7	11	(3)	(3)
Amortization of actuarial (gain) loss, net	8	3	11	—
Special termination benefits	—	—	—	—

Net periodic (benefit) cost	$(12)	$(12)	$13	$(9)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Components of net periodic (benefit) cost
Service cost	$122	$115	$9	$9
Interest cost	345	350	87	93
Expected return on plan assets	(546)	(540)	(81)	(120)
Amortization of prior service cost	21	33	(9)	(9)
Amortization of actuarial (gain) loss, net	24	11	33	—
Special termination benefits	—	2	—	—

Net periodic (benefit) cost	$(34)	$(29)	$39	$(27)

The Company made a discretionary cash contribution in October of 2009 of $95 million to an irrevocable trust, commonly referred to as a “rabbi trust,” which holds assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net loss of $5 million and gains of $12 million for the three months ended September 30, 2009 and 2008, respectively, and net gains of $8 million and $16 million for the nine months ended September 30, 2009 and 2008, respectively). As of September 30, 2009 and December 31, 2008, the fair value of open contracts used for this purpose was a net liability of $111 million and a net asset of $85 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $43 million and $14 million for the three months ended September 30, 2009 and 2008, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $7 million and net losses of $6 million, respectively, related to derivative contracts that were terminated or offset in prior periods. Adjusted operating income includes net gains of $100 million and $43 million for the nine months ended September 30, 2009 and 2008, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $18 million and net losses of $14 million, respectively, related to derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) related to derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	As of September 30, 2009
Segment	Deferred amount	Weighted average period
	(in millions)
International Insurance	$758	32 years
Asset Management	34	10 years
Corporate and Other	(62)	7 years

Total deferred gain (loss)	$730

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net losses of $228 million and $101 million for the three months ended September 30, 2009 and 2008, respectively, and net gains of $630 million and net losses of $146 million for the nine months ended September 30, 2009 and 2008, respectively, related to these products and any associated derivative portfolio.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment losses of $44 million and net gains of $64 million for the three months ended September 30, 2009 and 2008, respectively, and net losses of $186 million and $19 million for the nine months ended September 30, 2009 and 2008, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” In addition, the secured financing received from the Federal Reserve under TALF that is reflected within “Long-term debt,” is carried at fair value under the fair value option under authoritative guidance around fair value. The changes in the fair value of this debt, which is recorded within “Asset management fees and other income,” is also excluded from adjusted operating income and are reflected as an adjustment to “Realized investment gains (losses), net.” This is consistent with the securities purchased with the proceeds from this financing, which are carried at fair value and included in “Other trading account assets, at fair value” as discussed above. The net impact of these adjustments was net gains of $31 million and net losses of $77 million for the three months ended September 30, 2009 and 2008, respectively, and net gains of $14 million and net losses of $59 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were net losses of $18 million and $31 million for the three months ended September 30, 2009 and 2008, respectively, and net gains of $41 million and $16 million for the nine months ended September 30, 2009 and 2008, respectively.

As a result of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc. (“Lehman Brothers”) on September 15, 2008, the Company experienced losses related to the unsecured portion of its counterparty exposure on derivative transactions it had entered into with Lehman Brothers and its affiliates. These losses are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations and are excluded from adjusted operating income consistent with the adjusted operating income treatment of similar credit-related losses that are recorded within “Realized investment gains (losses), net.” For the three and nine months ended September 30, 2008, $75 million of these losses were recorded in “Asset management fees and other income” and are excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” Any subsequent recoveries of these losses will also be excluded from adjusted operating income. There were no adjustments for the three and nine months ended September 30, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Individual Annuities	$166	$(307)	$615	$(38)
Retirement	119	133	377	398
Asset Management	29	(8)	61	301

Total U.S. Retirement Solutions and Investment Management Division	314	(182)	1,053	661
Individual Life	243	238	421	437
Group Insurance	64	101	262	271

Total U.S. Individual Life and Group Insurance Division	307	339	683	708

International Insurance	500	460	1,390	1,326
International Investments	13	37	39	88

Total International Insurance and Investments Division	513	497	1,429	1,414

Corporate Operations	(207)	(34)	(475)	(79)
Real Estate and Relocation Services	6	(4)	(54)	(30)

Total Corporate and Other	(201)	(38)	(529)	(109)

Adjusted Operating Income before income taxes for Financial Services Businesses	933	616	2,636	2,674

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(183)	(564)	(1,765)	(1,756)
Charges related to realized investment gains (losses), net	(51)	17	(12)	45
Investment gains (losses) on trading account assets supporting insurance liabilities, net	694	(534)	1,525	(919)
Change in experience-rated contractholder liabilities due to asset value changes	(458)	388	(850)	682
Divested businesses	25	(219)	(31)	(276)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(92)	213	(75)	145

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	868	(83)	1,428	595

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	(16)	(113)	(572)	(101)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$852	$(196)	$856	$494

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Financial Services Businesses:
Individual Annuities	$424	$528	$2,431	$1,723
Retirement	1,101	1,118	3,539	3,592
Asset Management	291	345	896	1,457

Total U.S. Retirement Solutions and Investment Management Division	1,816	1,991	6,866	6,772

Individual Life	656	682	2,039	2,038
Group Insurance	1,356	1,232	3,992	3,707

Total U.S. Individual Life and Group Insurance Division	2,012	1,914	6,031	5,745

International Insurance	2,668	2,226	7,738	6,880
International Investments	108	151	317	469

Total International Insurance and Investments Division	2,776	2,377	8,055	7,349

Corporate Operations	(59)	3	(116)	82
Real Estate and Relocation Services	51	68	102	177

Total Corporate and Other	(8)	71	(14)	259

Total	6,596	6,353	20,938	20,125

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(183)	(564)	(1,765)	(1,756)
Charges related to realized investment gains (losses), net	(80)	2	(141)	18
Investment gains (losses) on trading account assets supporting insurance liabilities, net	694	(534)	1,525	(919)
Divested businesses	32	(213)	(10)	(230)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(43)	208	(31)	108

Total Financial Services Businesses	7,016	5,252	20,516	17,346

Closed Block Business	1,548	1,778	3,513	4,945

Total per Unaudited Interim Consolidated Financial Statements	$8,564	$7,030	$24,029	$22,291

The Asset Management segment revenues include intersegment revenues of $89 million and $84 million for the three months ended September 30, 2009 and 2008, respectively, and $258 million and $264 million for the nine months ended September 30, 2009 and 2008, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	September 30, 2009	December 31, 2008
	(in millions)
Individual Annuities	$78,465	$65,516
Retirement	124,761	113,622
Asset Management	31,066	36,504

Total U.S. Retirement Solutions and Investment Management Division	234,292	215,642

Individual Life	36,028	31,781
Group Insurance	32,373	31,657

Total U.S. Individual Life and Group Insurance Division	68,401	63,438

International Insurance	84,323	76,362
International Investments	6,954	8,716

Total International Insurance and Investments Division	91,277	85,078

Corporate Operations	14,386	14,465
Real Estate and Relocation Services	661	1,003

Total Corporate and Other	15,047	15,468

Total Financial Services Businesses	409,017	379,626

Closed Block Business	66,450	65,385

Total per Unaudited Interim Consolidated Financial Statements	$475,467	$445,011

12. FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2009 and December 31, 2008 these over-rides on a net basis were not material.

Inactive Markets—During the second and third quarter of 2009, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved in the second and third quarter of 2009. Based on this information, the Company concluded as of June 30, 2009 and September 30, 2009 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on little, if any, market activity, calling into question their representation of observable fair value. Furthermore, the Company’s direct and indirect observations of the limited transactions that were occurring were dominated by forced liquidations or distressed sales and not executed in an orderly manner.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and impact of disorderly transactions. The Company weighted third-party pricing information as little as 30% where it had little observable market information, and as much as 90% where more observable information was available. As a result, as of September 30, 2009, the Company reported fair values for these sub-prime securities which were net $795 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $5,797 million, which was reflected within Level 3 in the fair value hierarchy as of September 30, 2009, based on the unobservable inputs used in the discounted cash flow model.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2009
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$7,411	$—	$—	$7,411
Obligations of U.S. states and their political subdivisions	—	866	—	—	866
Foreign government bonds	—	39,040	183	—	39,223
Corporate securities	5	87,901	1,354	—	89,260
Asset-backed securities	—	4,091	6,443	—	10,534
Commercial mortgage-backed securities	—	10,726	300	—	11,026
Residential mortgage-backed securities	—	12,385	185	—	12,570

Sub-total	5	162,420	8,465	—	170,890
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	130	—	—	130
Obligations of U.S. states and their political subdivisions	—	21	—	—	21
Foreign government bonds	—	559	12	—	571
Corporate securities	—	8,903	211	—	9,114
Asset-backed securities	—	516	271	—	787
Commercial mortgage-backed securities	—	2,086	5	—	2,091
Residential mortgage-backed securities	—	1,322	26	—	1,348
Equity securities	724	193	2	—	919
All other activity	274	593	—	—	867

Sub-total	998	14,323	527	—	15,848
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	171	—	—	171
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	23	—	—	23
Corporate securities	10	268	69	—	347
Asset-backed securities	—	1,451	39	—	1,490
Commercial mortgage-backed securities	—	102	26	—	128
Residential mortgage-backed securities	—	128	8	—	136
Equity securities	114	93	25	—	232
All other activity	11	6,069	770	(5,554)	1,296

Sub-total	135	8,305	937	(5,554)	3,823
Equity securities, available for sale	3,973	2,356	371	—	6,700
Commercial mortgage and other loans	—	199	403	—	602
Other long-term investments	50	23	476	—	549
Short-term investments	3,321	3,909	—	—	7,230
Cash and cash equivalents	1,198	7,428	—	—	8,626
Other assets	2,044	426	26	—	2,496

Sub-total excluding separate account assets	11,724	199,389	11,205	(5,554)	216,764
Separate account assets(1)	83,751	71,064	13,313	—	168,128

Total assets	$95,475	$270,453	$24,518	$(5,554)	$384,892

Future policy benefits	—	—	752	—	752
Long-term debt	—	—	979	—	979
Other liabilities	23	5,401	40	(4,864)	600

Total liabilities	$23	$5,401	$1,771	$(4,864)	$2,331

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

	As of December 31, 2008
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$155,787	$2,269	$—	$158,056
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,882	1,396	(7,085)	4,336
Equity securities, available for sale	3,801	1,939	325	—	6,065
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	265	1,015	—	1,526
Short-term investments	2,601	1,874	—	—	4,475
Cash and cash equivalents	2,512	8,834	—	—	11,346
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	11,306	194,580	5,232	(7,085)	204,033
Separate account assets(1)	56,362	70,953	19,780	—	147,095

Total assets	$67,668	$265,533	$25,012	$(7,085)	$351,128

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities	57	6,692	139	(5,948)	940

Total liabilities	$57	$6,692	$3,692	$(5,948)	$4,493

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of September 30, 2009 and December 31, 2008 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, and liquidity assumptions. These inputs are usually considered unobservable, as not all market participants will have access to this data.

Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on the fair value. Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in the fair value hierarchy.

Trading Account Assets—(including trading account assets supporting insurance liabilities) consist primarily of public corporate bonds, treasuries, equity securities and derivatives whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities” and “Derivative Instruments.” Other trading account assets also includes collateral assets we hold under TALF, as described below under “Long-Term Debt.”

Equity Securities—consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

within Level 2 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

Commercial Mortgage and Other Loans—The fair value of commercial mortgage loans held for investment and accounted for using the Fair Value Option are determined based on the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for similar quality loans. While the interest rate and market spread assumptions for similar quality loans are generally observable based upon market transactions, downward credit migration of these loans has resulted in the use of higher credit spreads, which are internally developed and not observable in the market place. As a result, these loans are included in Level 3 in the fair value hierarchy. The fair value of loans held for sale and accounted for using the Fair Value Option are determined utilizing pricing indicators from the whole loan markets, which are considered the principal exit markets for these loans. The Company has evaluated the valuation inputs used for these assets, including the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 2 inputs in the fair value hierarchy.

Other Long-Term Investments—include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities and equity securities), as well as wholly-owned real estate held within other investment funds.

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

The fair value of wholly-owned real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in the fair value hierarchy.

Derivative Instruments—Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s exchange-traded futures and options include treasury futures, eurodollar futures, commodity futures, eurodollar options and commodity options. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in our fair value hierarchy.

The majority of the Company’s derivative positions are traded in the over-the-counter (OTC) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and to-be-announced (or TBA) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility.

OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company uses the credit spread embedded in the London Interbank Offered Rate (“LIBOR”) interest rate curve to reflect non-performance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the non-performance risk for derivative related assets and liabilities between highly rated institutions after consideration of the impacts of netting and the collateral posting process. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 includes OTC derivatives where the bid-ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives.

Derivatives that are valued based upon models with unobservable market input values or input values from less actively traded or less-developed markets are classified within Level 3 in the fair value hierarchy. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

Cash Equivalents and Short-Term Investments—include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

Other Assets and Other Liabilities—Other assets carried at fair value include U.S. Treasury bills held within our global commodities group whose fair values are determined consistent with similar securities described above under “Fixed Maturity Securities.” Included in other liabilities are various derivatives contracts executed within our global commodities group, including exchange-traded futures, foreign currency and commodity contracts. The fair values of these derivative instruments are determined consistent with similar derivative instruments described above under “Derivative Instruments.”

Future Policy Benefits—The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with the its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company’s insurance subsidiaries in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company’s insurance subsidiaries, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2009 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Since many of the assumptions utilized in the valuation of the embedded derivatives associated with the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company’s optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Long-Term Debt—includes funding received from the Federal Reserve Bank of New York on a non-recourse basis to finance the purchase of eligible asset-backed securities, under TALF. The Company values these liabilities using various inputs including the value of the collateral (eligible asset-backed securities), a comparison of the liabilities’ spread over LIBOR to the spreads in current TALF offerings and various other market observable and non-observable inputs which incorporate significant management judgment. As a result, the pricing of the non-recourse liabilities have been classified within Level 3 in the Company’s fair value hierarchy. The pricing of the collateral assets (recorded in “other trading account assets”) is generally based on third party pricing information as discussed above, and included in Level 2 in the Company’s fair value hierarchy. See Note 9 for additional information regarding the Company’s participation in TALF.

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2009, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2009.

	Three Months Ended September 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities
	(in millions)
Fair value, beginning of period	$43	$1,279	$6,014	$59	$197
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(8)	(242)	(16)	—
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	2	85	1,041	(16)	3
Net investment income	—	3	16	5	1
Purchases, sales, issuances, and settlements	138	(77)	(544)	(4)	(16)
Foreign currency translation	—	1	7	8	—
Other(1)	—	—	4	—	—
Transfers into (out of) Level 3(2)	—	71	147	264	—

Fair value, end of period	$183	$1,354	$6,443	$300	$185

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$(9)	$(242)	$(17)	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$1	$74	$1,026	$(16)	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Foreign Government Bonds	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Equity Securities
	(in millions)
Fair value, beginning of period	$—	$197	$269	$5	$24	$2
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—	—
Asset management fees and other income	—	10	32	—	3	—
Included in other comprehensive income (loss)	—	—	—	—	—	—
Net investment income	—	(1)	—	—	—	—
Purchases, sales, issuances, and settlements	12	(12)	(23)	—	(1)	—
Foreign currency translation	—	—	—	—	—	—
Transfers into (out of) Level 3(2)	—	17	(7)	—	—	—

Fair value, end of period	$12	$211	$271	$5	$26	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$10	$20	$—	$3	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2009
	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets - Asset- Backed Securities	Other Trading Account Assets - Commercial Mortgage- Backed Securities	Other Trading Account Assets - Residential Mortgage- Backed Securities	Other Trading Account Assets -Equity Securities
	(in millions)
Fair value, beginning of period	$59	$35	$9	$6	$21
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	3	(1)	(2)	3	1
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	2	1	—	(2)	3
Foreign currency translation	—	1	1	—	—
Other(1)	4	—	—	—	—
Transfers into (out of) Level 3(2)	1	3	18	1	—

Fair value, end of period	$69	$39	$26	$8	$25

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$2	$(2)	$(4)	$1	$2
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2009
	Other Trading Account Assets-All Other Activity	Equity Securities, Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair value, beginning of period	$906	$351	$—	$495	$26
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(152)	(17)	(11)	3	—
Asset management fees and other income	15	—	—	(62)	—
Included in other comprehensive income	—	35	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	(1)	(6)	—	(22)	—
Foreign currency translation	—	7	—	—	—
Other(1)	2	1	—	62	—
Transfers into (out of) Level 3(2)	—	—	414	—	—

Fair value, end of period	$770	$371	$403	$476	$26

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$(137)	$(17)	$(11)	$3	$—
Asset management fees and other income	$(1)	$—	$—	$(67)	$—
Included in other comprehensive income (loss)	$—	$35	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2009
	Separate Account Assets(4)	Future Policy Benefits	Long-Term Debt	Other Liabilities
	(in millions)
Fair value, beginning of period	$14,204	$(796)	$(1,167)	$(79)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	80	—	38
Asset management fees and other income	—	—	—	—
Interest credited to policyholders’ account balances	(1,142)	—	—	—
Included in other comprehensive income
Net investment income	—	—	—	—
Purchases, sales, issuances, and settlements	(82)	(36)	188	1
Foreign currency translation	—	—	—	—
Other(1)	—	—	—	—
Transfers into (out of) Level 3(2)	333	—	—	—

Fair value, end of period	$13,313	$(752)	$(979)	$(40)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$50	$—	$38
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$(1,470)	$—	$—	$—

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers into Level 3 for Fixed Maturities, Available for Sale – Commercial Mortgage-Backed securities for the three months ended September 30, 2009 is primarily the result of over-riding the third party pricing information downward with internally developed valuations for certain securities held in the Japanese insurance operations portfolio. Transfers into Level 3 for Commercial Mortgage and Other Loans for the three months ended September 30, 2009 is primarily due to downward credit migration of these loans. The downgrade in loans has resulted in the utilization of higher credit spreads, that are internally developed and not observable in the market place. This increase in credit spreads is now considered a significant input in the fair value calculation for these loans.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities
	(in millions)
Fair value, beginning of period	$30	$932	$1,013	$66	$228
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(92)	(570)	(18)	—
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	5	102	1,892	(21)	3
Net investment income	—	12	12	5	1
Purchases, sales, issuances, and settlements	138	(14)	(1,155)	(4)	(47)
Foreign currency translation	—	1	5	8	—
Other(1)	—	(24)	4	—	—
Transfers into (out of) Level 3(2)	10	437	5,242	264	—

Fair value, end of period	$183	$1,354	$6,443	$300	$185

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$(93)	$(571)	$(18)	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$5	$86	$1,839	$(21)	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Foreign Government Bonds	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Equity Securities
	(in millions)
Fair value, beginning of period	$—	$75	$35	$6	$28	$1
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—	—
Asset management fees and other income	—	17	48	(1)	3	—
Included in other comprehensive income (loss)	—	—	—	—	—	—
Net investment income	—	1	—	—	—	—
Purchases, sales, issuances, and settlements	12	(40)	(56)	—	(3)	1
Foreign currency translation	—	—	—	—	—	—
Transfers into (out of) Level 3(2)	—	158	244	—	(2)	—

Fair value, end of period	$12	$211	$271	$5	$26	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$13	$36	$(1)	$3	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2009
	Other Trading Account Assets-Corporate Securities	Other Trading Account Assets - Asset- Backed Securities	Other Trading Account Assets - Commercial Mortgage- Backed Securities	Other Trading Account Assets - Residential Mortgage- Backed Securities	Other Trading Account Assets -Equity Securities
	(in millions)
Fair value, beginning of period	$38	$30	$2	$3	$19
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	3	(42)	(4)	1	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	1	—	—	—
Purchases, sales, issuances, and settlements	2	820	—	(1)	3
Foreign currency translation	—	1	1	—	—
Other(1)	25	—	—	—	3
Transfers into (out of) Level 3(2)	1	(771)	27	5	—

Fair value, end of period	$69	$39	$26	$8	$25

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$2	$(43)	$(6)	$—	$1
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2009
	Other Trading Account Assets-All Other Activity	Equity Securities, Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair value, beginning of period	$1,304	$325	$56	$1,015	$26
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(281)	(20)	(16)	3	—
Asset management fees and other income	12	—	—	(88)	—
Included in other comprehensive income	—	55	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	(272)	1	(51)	140	—
Foreign currency translation	—	5	—	—	—
Other(1)	7	—	—	(594)	—
Transfers into (out of) Level 3(2)	—	5	414	—	—

Fair value, end of period	$770	$371	$403	$476	$26

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(270)	$(21)	$(11)	$3	$—
Asset management fees and other income	$1	$—	$—	$(67)	$—
Included in other comprehensive income (loss)	$—	$55	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2009
	Separate Account Assets(4)	Future Policy Benefits	Long-Term Debt	Other Liabilities
	$19,780	$(3,229)	$(324)	$(139)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	2,565	—	62
Asset management fees and other income	—	—	—	—
Interest credited to policyholders’ account balances	(6,714)	—	—	—
Included in other comprehensive income	—	—	—	—
Net investment income	—	—	—	—
Purchases, sales, issuances, and settlements	185	(88)	(979)	37
Foreign currency translation	—	—	—	—
Other(1)	—	—	324	—
Transfers into (out of) Level 3(2)	62	—	—	—

Fair value, end of period	$13,313	$(752)	$(979)	$(40)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held by the Company at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$2,485	$—	$62
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$(6,819)	$—	$—	$—

(1)	Other represents the impact of the consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers into Level 3 for Fixed Maturities Available for Sale—Asset-Backed securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed securities include $4,583 million and $188 million, respectively for the nine months ended September 30, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, as discussed in detail above. In addition to these sub-prime securities, transfers into Level 3 for Fixed Maturities Available for Sale—Asset-Backed securities as well as Fixed Maturities Available for Sale—Corporate securities included transfers resulting from the use of unobservable inputs within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) or models with observable inputs were utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Transfers into Level 3 for Fixed Maturities, Available for Sale—Commercial Mortgage-Backed securities for the nine months ended September 30, 2009 is primarily the result of over-riding the third party pricing information downward with internally developed valuations for certain securities held in the Japanese insurance operations portfolio.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In addition to the sub-prime securities mentioned above, transfers into Level 3 for Trading Account Assets Supporting Insurance Liabilities—Asset-Backed securities as well as Trading Account Assets Supporting Insurance Liabilities—Corporate securities include transfers in due to the use of unobservable inputs within the valuation methodologies and broker quotes (that could not be validated), when previously information from third party pricing services (that could be validated) was utilized. The transfers out of Level 3 for Other Trading Account Assets – Asset-Backed securities were primarily the result of the use of third party pricing for the securities purchased under TALF. In the first quarter of 2009, these assets were valued internally using a model.

Transfers into Level 3 for Commercial Mortgage and Other Loans for the nine months ended September 30, 2009 is primarily due to downward credit migration of these loans. The downgrade in loans has resulted in the utilization of higher credit spreads, that are internally developed and not observable in the market place. This increase in credit spreads is now considered a significant input in the fair value calculation for these loans.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers—Net transfers out of Level 3 for Fixed Maturities Available for Sale during the nine months ended September 30, 2008 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Partially offsetting these transfers out of Level 3 were transfers into Level 3 primarily from the use of unobservable inputs within valuation methodologies and the use of broker quotes when previously information from third party pricing services was utilized.

The net amount of transfers out of Level 3 for Trading Account Assets Supporting Insurance Liabilities during the nine months ended September 30, 2008 is due primarily to the use of observable inputs in valuation methodologies as well as pricing service information for certain assets that the Company was able to validate. Partially offsetting these transfers out of Level 3 were transfers into Level 3 due to the use of unobservable inputs within the valuation methodologies and broker quotes, when previously information from third party pricing services was utilized. Transfers of Commercial Mortgage and Other Loans into Level 3 resulted from a reduction in the availability of market available prices during the year due to market illiquidity.

The net amount of Separate Account Assets transferred out of Level 3 for the nine months ended September 30, 2008 resulted from the use of vendor pricing information that the Company was able to validate that was previously unavailable. Partially offsetting the transfers out for this activity were transfers into Level 3 as a result of further review of valuation methodologies for certain assets that had been previously classified as Level 2.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Impairments of $15 million and $56 million were recorded for the three and nine months ended September 30, 2009, respectively, on certain cost method investments. The carrying value as of September 30, 2009 of these investments was $262 million. Impairments on similar investments of $11 million and $20 million were recorded for the three and nine months ended September 30, 2008, respectively. The fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and valuations provided by the general partners taken into consideration with deal and management fee expenses. In addition, impairments of $0 million and $1 million were recorded for the three and nine months ended September 30, 2009, respectively on certain equity method investments. Impairments on similar investments of $2 million and $6 million were recorded for the three and nine months ended September 30, 2008, respectively. The fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows. Impairments of $6 million for the three and nine months ended September 30, 2008 were recorded for certain equity method investments and utilized inputs that were classified Level 2 on the hierarchy. The fair value measurement was based on negotiated sales price.

Impairments of $4 million for the three and nine months ended September 30, 2009 were recorded associated with real estate held for investment. The impairments were based on appraisal values and were classified as Level 3 in the hierarchy.

The Company had written down certain commercial loans held at September 30, 2008 that were carried at the lower of cost or market. Losses of $8 million and $43 million were recorded for the three and nine months ended September 30, 2008, respectively, for such assets. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans and long-term debt where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Assets:
Commercial Mortgage Loans:
Changes in instrument-specific credit risk	$(9)	$(17)	$(44)	$(38)
Other changes in fair value	—	2	1	1
Liabilities:
Long-term debt:
Changes in fair value	$—	$—	$—	$—

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for long-term debt. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

None of the commercial mortgage loans where the fair value option has been selected are more than 90 days past due or in non-accrual status. Interest income on commercial mortgage loans is included in net investment income. Interest income recorded on these loans was $10 million and $15 million for the three months ended September 30, 2009 and 2008, respectively and $30 million and $37 million for the nine months ended September 30, 2009 and 2008, respectively. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan. The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $602 million and $651 million, respectively, as of September 30, 2009.

The fair values and aggregate contractual principal amounts of long-term debt, for which the fair value option has been elected, were $979 million as of September 30, 2009. Interest expense recorded on this debt is included in general and administrative expenses. The Company recorded $4 million and $8 million of interest expense for the three and nine months ended September 30, 2009, respectively.

Fair Value of Financial Instruments—The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets supporting insurance liabilities, other trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 14 for a discussion of derivative instruments.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	September 30, 2009
	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$5,141	$5,199
Commercial mortgage and other loans	32,125	30,876
Policy loans	10,070	12,096
Wachovia Securities “lookback” option	580	3,349
Liabilities:
Policyholder account balances—Investment contracts	$72,985	$73,574
Short-term and long-term debt	24,941	24,491
Debt of consolidated VIEs	413	197
Bank customer liabilities	1,512	1,525
Separate account liabilities—Investment contracts	81,119	81,119

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

Bank Customer Liabilities

The carrying amount for certain deposits (interest and non-interest demand, savings and money market accounts) approximates or equals their fair values. Fair values for fixed-rate certificates of deposit are estimated

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

using a discounted cash flow calculation that applies interest rates being offered on certificates at the reporting dates to a schedule of aggregated expected monthly maturities. Bank customer liabilities are reflected within “Other liabilities.”

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

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. (“A.G. Edwards”) and on January 1, 2008 contributed the retail securities brokerage business of A.G. Edwards to the joint venture. Wachovia’s contribution of this business entitled the Company to elect a “lookback” option (which the Company elected) permitting the Company to delay for a period of two years ending on January 1, 2010, the decision on whether or not to make payments to avoid or limit dilution of its 38% ownership interest in the joint venture or, alternatively, to “put” its joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities is based on the Company’s diluted ownership level, which has not yet been determined. Based upon the existing agreements and the Company’s estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, the Company adjusted the carrying value of its ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of the A.G. Edwards business and the dilution of the Company’s 38% ownership interest and to record the value of the above described rights under the “lookback” option. The Company accordingly recognized a corresponding increase to “Additional paid-in capital” of $1.041 billion, net of tax, which represented the excess of the estimated value of the Company’s share of the A.G. Edwards business received (of approximately $1.444 billion) and the estimated value of the “lookback” option acquired (of approximately $580 million) over the carrying value of the portion of the Company’s ownership interest in Wachovia Securities that was diluted (of approximately $422 million), net of taxes (of approximately $561 million). The Company’s recorded share of pre-tax losses from the joint venture of $2 million for the nine months ended September 30, 2009 reflects its estimated diluted ownership level based upon the existing agreements and its estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business. Establishment of definitive agreed or appraised values for the A.G. Edwards business and the joint venture excluding the A.G. Edwards business will result in an adjustment to the credit to equity and a true-up to the Company’s earnings from the joint venture for any difference between the diluted ownership percentage used to record earnings for the nine months ended September 30, 2009 and the finally determined diluted ownership percentage. The Company does not anticipate any such adjustment to have a material effect on its reported results of operations.

On October 3, 2008, Wachovia and Wells Fargo & Company (“Wells Fargo”) announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wachovia would be merged into Wells Fargo,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

which would succeed to Wachovia’s rights and obligations under the joint venture arrangements. As reported by Wells Fargo, this merger was completed on December 31, 2008. Wachovia Securities is now using the Wells Fargo Advisors name.

On December 4, 2008, the Company announced its intention to exercise its right under the “lookback” option to put its joint venture interests to Wells Fargo. On June 17, 2009, the Company provided notice to Wells Fargo of its exercise of its “lookback” option put rights. Under the terms of the joint venture agreements, the Company expects that the closing of the put transaction will occur on or about January 1, 2010. Under the terms of the joint venture agreements, Wells Fargo may elect to pay the proceeds from our exercise of the “lookback” put either in cash, Wells Fargo common stock or a combination of the foregoing. The Company has received notice from Wells Fargo that it intends to pay the proceeds in an unspecified combination of cash and Wells Fargo common stock. Under the terms of the agreements relating to the joint venture, the number of shares of Wells Fargo common stock to be received by the Company will be determined by dividing the portion of the proceeds to be paid in Wells Fargo common stock by the average of the closing prices of the Wells Fargo common stock during the 10 trading day period immediately prior to the closing. The joint venture agreements provide that the Company and Wells Fargo will enter into a registration rights agreement for the registration under the Securities Act of 1933 of the Wells Fargo shares to be received at the closing.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. In addition, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

The Company sells synthetic guaranteed investment contracts which are investment-only, fee-based stable value products, to qualified pension plans. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines agreed to with the Company. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are accounted for as derivatives and recorded at fair value.

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

	September 30, 2009			December 31, 2008
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$7,977	$112	$(570)	$6,315	$124	$(901)
Currency	1,066	2	(21)	1,974	56	(83)
Currency/Interest Rate	2,460	35	(336)	2,372	68	(140)

Total Qualifying Hedge Relationships .	$11,503	$149	$(927)	$10,661	$248	$(1,124)

Non-qualifying Hedge Relationships
Interest Rate	$95,111	$3,414	$(2,168)	$86,433	$6,013	$(3,610)
Currency	10,512	176	(387)	6,239	243	(380)
Credit	4,009	293	(152)	3,100	397	(308)
Currency/Interest Rate	5,208	154	(231)	6,173	686	(518)
Equity	7,596	1,177	(193)	7,353	1,915	(7)

Total Non-qualifying Hedge Relationships	$122,436	$5,214	$(3,131)	$109,298	$9,254	$(4,823)

Total Derivatives(1)	$133,939	$5,363	$(4,058)	$119,959	$9,502	$(5,947)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,162 million as of September 30, 2009 and a liability of $3,942 million as of December 31, 2008, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$(61)	$(56)	$243	$(35)
Net investment income	(39)	(33)	(119)	(79)
Interest expense—(increase)/decrease	1	—	2	—
Interest credited to policyholder account balances—(increase)/decrease	20	6	49	13
Currency
Realized investment gains (losses), net	—	2	—	(1)
Net investment income	—	(1)	—	(13)
Other income	—	3	2	41

Total fair value hedge	$(79)	$(79)	$177	$(74)

Cash flow hedges
Interest Rate
Interest expense—(increase)/decrease	$(4)	$(3)	$(12)	$(7)
Interest credited to policyholder account balances—(increase)/decrease	(2)	1	(5)	2
Accumulated other comprehensive income(1)	(5)	(18)	42	(7)
Currency/Interest Rate
Net investment income	(2)	(5)	(6)	(14)
Interest expense—(increase)/decrease	—	—	—	11
Other income	4	(2)	3	(35)
Accumulated other comprehensive income(1)	(51)	126	(143)	34

Total cash flow hedges	$(60)	$99	$(121)	$(16)

Net investment hedges
Currency
Realized investment gains (losses), net(2)	$—	$—	$36	$(1)
Accumulated other comprehensive income(1)	(33)	233	(73)	303
Currency/Interest Rate
Accumulated other comprehensive income(1)	(61)	—	(78)	8

Total net investment hedges	$(94)	$233	$(115)	$310

Non-qualifying hedges
Realized investment gains (losses), net
Interest rate	$746	$408	$(1,306)	$387
Currency	(224)	228	(190)	146
Currency/Interest Rate	(61)	163	(192)	118
Credit	43	(106)	66	7
Equity	(616)	242	(1,102)	346
Embedded Derivatives (Interest/Equity/Credit)	251	(591)	2,749	(915)

Total non-qualifying hedges	$139	$344	$25	$89

Total Derivative Impact	$(94)	$597	$(34)	$309

(1)	Amounts deferred in Equity.
(2)	Relates to the sale of equity method investments.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and nine months ended September 30, 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2008	$(227)
Net deferred losses on cash flow hedges from January 1 to September 30, 2009	(131)
Amount reclassified into current period earnings	30

Balance, September 30, 2009	$(328)

As of September 30, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was an asset of $117 million and an asset of $268 million as of September 30, 2009 and December 31, 2008, respectively.

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of September 30, 2009 and December 31, 2008.

NAIC Designation	Rating Agency Equivalent	September 30, 2009
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$323	$2	$150	$(2)	$473	$—
2	Baa	30	1	352	(9)	382	(8)

	Subtotal Investment Grade	353	3	502	(11)	855	(8)
3	Ba	—	—	192	(6)	192	(6)
4	B	—	—	—	—	—	—
5	C and lower	—	—	50	(4)	50	(4)
6	In or near default	—	—	70	(19)	70	(19)

	Subtotal Below Investment Grade	—	—	312	(29)	312	(29)

Total		$353	$3	$814	$(40)	$1,167	$(37)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

NAIC Designation	Rating Agency Equivalent	December 31, 2008
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$340	$(10)	$213	$(19)	$553	$(29)
2	Baa	5	—	542	(85)	547	(85)

	Subtotal Investment Grade	345	(10)	755	(104)	1,100	(114)
3	Ba	—	—	15	(2)	15	(2)
4	B	—	—	—	—	—	—
5	C and lower	5	—	102	(32)	107	(32)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	5	—	117	(34)	122	(34)

Total		$350	$(10)	$872	$(138)	$1,222	$(148)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection excluding the credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by industry category as of the dates indicated.

	September 30, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$45	$1	$45	$(1)
Utilities	5	—	5	—
Finance	—	—	—	—
Services	28	—	25	—
Energy	20	—	20	(1)
Transportation	30	—	30	(1)
Retail and Wholesale	30	—	30	(1)
Other	195	2	195	(6)
First to Default Baskets(1)	814	(40)	872	(138)

Total Credit Derivatives	$1,167	$(37)	$1,222	$(148)

(1)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of September 30, 2009 and December 31, 2008, was a liability of $39 million and $16 million, net of $0 million and $125 million of collateral that has been pledged, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $890 million and $1,095 million at September 30, 2009 and December 31, 2008, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2009 and December 31, 2008, the Company had $2.343 billion and $1.378 billion of outstanding notional amounts, reported at fair value as an asset of $217 million and an asset of $253 million, respectively.

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

The following table sets forth the income statement impact of derivatives used in a broker/dealer capacity.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Asset management fees and other income
Interest Rate	$(18)	$(21)
Commodity	8	37
Currency	24	44
Equity	—	4

Total asset management fees and other income	$14	$64

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $389 million as of September 30, 2009. In the normal course of business the Company has posted cash collateral related to these instruments of $342 million as of September 30, 2009. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2009, the Company estimates that it would be required to post a maximum of $47 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. At September 30, 2009, the Company had outstanding commercial mortgage loan commitments with borrowers of $1,790 million. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to governmental sponsored entities as discussed below, after the Company funds the loan. At September 30, 2009, $922 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

The Company also has other commitments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. These other

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

commitments amounted to $9,261 million at September 30, 2009. Reflected in these other commitments are $9,212 million of commitments to purchase or fund investments, including $5,447 million that the Company anticipates will ultimately be funded from its separate accounts. Of these separate account commitments, $2,198 million have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

In the course of the Company’s business, it provides certain guarantees and indemnities to third parties pursuant to which it may be contingently required to make payments now or in the future.

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees was $1,837 million at September 30, 2009, of which all but $276 million is limited to the assets of the separate account and of which exposure primarily relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next sixteen years. At September 30, 2009, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

The Company has also provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee require that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require the Company and its co-owner to jointly and severally paydown the loan balance to the 60% level. The loan-to-value ratio, based on a December 2008 appraisal, is 59.6%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. The Company’s exposure under the guarantee was $184 million at September 30, 2009, which assumes the co-owner honors its joint guarantee.

In the normal course of business, the Company may facilitate securities lending transactions on behalf of mutual funds and separate accounts for which the Company is the investment advisor and/or the asset manager. In certain of these arrangements, the Company has provided an indemnification to the mutual funds or separate accounts to hold them harmless against losses caused by counterparty (i.e. borrower) defaults associated with the securities lending activity facilitated by the Company. Collateral is provided by the counterparty to the mutual fund or separate account at the inception of the loan equal to or greater than 102% of the fair value of the loaned securities and the collateral is maintained daily at 102% or greater of the fair value of the loaned securities. The Company is only at risk if the counterparty to the securities lending transaction defaults and the value of the collateral held is less than the value of the securities loaned to such counterparty. As of September 30, 2009, the Company has provided such indemnities for $10,454 million of securities loaned for which the fair value of the related collateral was $10,663 million. The Company believes the possibility of any payments under these indemnities is remote and has not accrued any liability as of September 30, 2009.

As discussed in Note 14, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $1,167 million as of September 30, 2009. These credit derivatives generally have maturities of five years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. At

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

September 30, 2009, such contracts in force carried a total guaranteed value of $7,342 million. These guarantees are supported by collateral that is not reflected on the Company’s balance sheet. This collateral had a fair value of $7,546 million at September 30, 2009.

The Company arranges for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. At September 30, 2009, such enhancement arrangements total $219 million, with remaining contractual maturities of up to fifteen years. The Company’s obligations to reimburse required credit enhancement payments are secured by mortgages on the related real estate, which properties are valued at $297 million at September 30, 2009. The Company receives certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider. At September 30, 2009, the Company has accrued no liability related to these arrangements.

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and are obligated to make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,069 million of mortgages subject to these loss-sharing arrangements as of September 30, 2009, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2009, these mortgages had an average debt service coverage ratio of 1.65 times and an average loan-to-value ratio of 71%. The maximum exposure to loss as of September 30, 2009, assuming no recovery on any of the underlying collateral, is $1,022 million, with first-loss exposure of $331 million. Over the three years ended December 31, 2008, the Company’s total share of losses related to indemnifications that were settled was $8 million, with no additional settlements in the first nine months of 2009. As of September 30, 2009, the Company has established a liability of $24 million related to these indemnifications.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. At September 30, 2009, maximum potential future consideration pursuant to such arrangements, to be resolved over the following four years, is $130 million. Any such payments would result in increases in intangible assets, such as goodwill.

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At September 30, 2009, the Company has accrued liabilities of $6 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Individual Life and Group Insurance

In April 2009, a purported nationwide class action, Schultz v. The Prudential Insurance Company of America, was filed in the United States District Court for the Northern District of Illinois. Plaintiff, a participant in a defined benefit plan governed by ERISA, alleges that pursuant to the terms of the group disability insurance policy funding her plan benefits, Prudential Insurance may not lawfully offset family Social Security disability benefits against Prudential contract benefits because Social Security benefits that members of her family received on account of her disability were not “loss of time” disability payments. The complaint alleges violations of ERISA, breach of contract and unfair claims practices. Plaintiff seeks recovery of the amount by which the challenged offset reduced her disability benefits, and additional monetary, declaratory and injunctive relief on behalf of a putative class of similarly situated disability claimants who are covered under other plans or policies governed by ERISA and on behalf of a putative class of similarly situated disability claimants who are participants in plans that are exempt from ERISA. In July 2009, the Company filed a motion to dismiss the complaint.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In June 2009, special bankruptcy counsel for Lehman Brothers Holdings Inc. (“LBHI”), Lehman Brothers Special Financing (“LBSF”) and certain of their affiliates made a demand of Prudential Global Funding LLC (“PGF”) for the return of a portion of the $550 million in collateral delivered by LBSF to PGF pursuant to swap agreements and a cross margining and netting agreement between PGF, LBSF and Lehman Brothers Finance S.A. a/k/a Lehman Brothers Finance AG (“Lehman Switzerland”), a Swiss affiliate that is subject to insolvency proceedings in the United States and Switzerland. LBSF claims that PGF wrongfully applied the collateral to Lehman Switzerland’s obligations in violation of the automatic stay in LBSF’s bankruptcy case, which is jointly administered under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York (the “Lehman Chapter 11 Cases”). In August 2009, PGF filed a declaratory judgment action (the “DJ Action”) in the same court against LBSF, Lehman Switzerland and LBHI (as guarantor of LBSF and Lehman Switzerland under the swap agreements) seeking an order that (a) PGF had an effective lien on the collateral that secured the obligations of both LBSF ($197 million) and Lehman Switzerland ($488 million) and properly foreclosed on the collateral, leaving PGF with an unsecured $135 million claim against LBSF (and LBHI as guarantor), or, in the alternative, (b) PGF was entitled, under the Bankruptcy Code, to set off amounts owed by Lehman Switzerland against the collateral and the automatic stay was inapplicable. The DJ Action is captioned Prudential Global Funding LLC v. Lehman Brothers Holdings Inc., et al. In addition, PGF filed timely contingent claims against LBSF and LBHI, as guarantor of LBSF and Lehman Switzerland, in the Lehman Chapter 11 Cases for any amounts that may be due under the swap agreements, depending upon the results of the DJ action. In October 2009, LBSF and LBHI answered in the DJ Action and asserted counterclaims alleging that PGF breached the swap agreement by applying the collateral to Lehman Switzerland’s obligations and failing to pay LBSF interest on the collateral, and violated the Bankruptcy Code by not returning $372 million in excess collateral to LBSF. LBSF and LBHI seek a declaratory judgment that PGF had an effective lien on only $178 million of the collateral, which could only be applied to amounts owed by LBSF and no right of set off against Lehman Switzerland’s obligations. The counterclaim seeks the return of the collateral in the amount of $372 million plus interest and the disallowance of PGF’s claims against LBSF and LBHI.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Securities

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” In December 2006, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the district court for further proceeding. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. In April 2006, the district court denied class certification. In September 2007, the Second Circuit Court of Appeals reversed the district court’s decision denying class certification and remanded the cases to the district court for further proceedings. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought. In June 2008, CHS Electronics Inc. and Gillet were settled by all defendants. Prudential Securities’ share of the settlement amount was not material. In September 2009, the court entered a final order approving the settlement of In re: Initial Public Offering Securities Litigation. In October 2009, an objector filed a notice of appeal challenging the certification of the settlement class.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Commencing in 2003, the Company received formal requests for information from the SEC and NYAG relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. The Company acquired ASISI from Skandia in May 2003. Subsequent to the acquisition, the Company implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty. These amounts will be paid into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to the Staff of the SEC to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI has undertaken that by the end of 2009 it will undergo a compliance review by an independent third party, who shall issue a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which the Company acquired ASISI from Skandia, the Company was indemnified for the costs of the settlements.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate

In April 2009, the Company’s Board of Directors (the “Board”) received a letter demanding that the Board take action to recover allegedly improperly paid compensation to certain current and former employees and executive officers of the Company since at least 2005. The demand is made by a Prudential Financial stockholder, Service Employees International Union Pension Plans Master Trust (“SEIU”), and is one of many that SEIU has sent to large corporations. SEIU claims that the Company must bring an action, under theories of unjust enrichment and corporate waste, to recoup incentive compensation that was based on allegedly flawed economic metrics. SEIU also seeks rescission of exercised stock options because the options were based on mistaken facts concerning the fair value of the Company’s stock. The letter states that between 2005 and 2008 the Company paid cash and equity compensation of approximately $165 million to its senior executives and authorized senior executives to exercise stock options worth approximately $66 million. The letter also demands that the Board enjoin any further approved, but unpaid, compensation payments, overhaul the Company’s compensation structure, and allow stockholders an advisory vote on the Compensation Committee’s report in the Company’s annual proxy statement. SEUI reserves the right to bring a derivative action should the Board decline to act. In May 2009, the Board formed a Special Evaluation Committee, comprised of independent directors, and authorized the Committee to hire outside advisors and experts to assist in its evaluation of the demand letter. The Committee has engaged counsel that is reviewing the matter.

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with subprime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and recessionary damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer. In June 2009, Pinchuk was voluntarily dismissed and the Haddock and Bauer matters were consolidated. In July 2009, an amended consolidated complaint was filed that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage backed securities, but does not include prior claims regarding goodwill impairments. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors. In September 2009, the Company filed a motion to dismiss the complaint.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2009 and December 31, 2008 (in millions)

	September 30, 2009			December 31, 2008
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$128,459	$42,431	$170,890	$119,153	$38,903	$158,056
Fixed maturities, held to maturity, at amortized cost	5,141	—	5,141	3,808	—	3,808
Trading account assets supporting insurance liabilities, at fair value	15,848	—	15,848	13,875	—	13,875
Other trading account assets, at fair value	3,656	167	3,823	4,216	120	4,336
Equity securities, available for sale, at fair value	3,747	2,953	6,700	3,665	2,400	6,065
Commercial mortgage and other loans	23,616	8,509	32,125	24,366	8,748	33,114
Policy loans	4,634	5,436	10,070	4,280	5,423	9,703
Securities purchased under agreements to resell	6	—	6	480	—	480
Other long-term investments	4,296	1,582	5,878	5,383	1,629	7,012
Short-term investments	6,072	1,767	7,839	4,092	1,484	5,576

Total investments	195,475	62,845	258,320	183,318	58,707	242,025
Cash and cash equivalents	10,524	1,447	11,971	13,054	1,974	15,028
Accrued investment income	1,613	719	2,332	1,603	663	2,266
Deferred policy acquisition costs	13,313	814	14,127	13,127	1,999	15,126
Deferred income taxes, net	—	—	—	(533)	1,639	1,106
Other assets	19,964	625	20,589	21,962	403	22,365
Separate account assets	168,128	—	168,128	147,095	—	147,095

TOTAL ASSETS	$409,017	$66,450	$475,467	$379,626	$65,385	$445,011

LIABILITIES AND EQUITY LIABILITIES
Future policy benefits	$72,774	$51,689	$124,463	$70,221	$51,730	$121,951
Policyholders’ account balances	95,766	5,592	101,358	93,991	5,622	99,613
Policyholders’ dividends	415	1,096	1,511	634	1,036	1,670
Securities sold under agreements to repurchase	3,650	3,550	7,200	4,288	3,612	7,900
Cash collateral for loaned securities	2,573	1,175	3,748	2,684	1,484	4,168
Income taxes	3,935	(528)	3,407	364	95	459
Short-term debt	2,182	—	2,182	10,092	443	10,535
Long-term debt	21,009	1,750	22,759	18,540	1,750	20,290
Other liabilities	14,797	1,067	15,864	17,074	470	17,544
Separate account liabilities	168,128	—	168,128	147,095	—	147,095

Total liabilities	385,229	65,391	450,620	364,983	66,242	431,225

COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY
Accumulated other comprehensive income (loss)	(99)	198	99	(5,237)	(2,106)	(7,343)
Other attributed equity	23,338	861	24,199	19,529	1,249	20,778

Total attributed equity	23,239	1,059	24,298	14,292	(857)	13,435

Noncontrolling interests	549	—	549	351	—	351

Total equity	23,788	1,059	24,847	14,643	(857)	13,786

TOTAL LIABILITIES AND EQUITY	$409,017	$66,450	$475,467	$379,626	$65,385	$445,011

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended September 30, 2009 and 2008 (in millions)

	Three Months Ended September 30,
	2009			2008
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$3,362	$738	$4,100	$2,799	$819	$3,618
Policy charges and fee income	613	—	613	711	—	711
Net investment income	2,057	801	2,858	2,083	848	2,931
Asset management fees and other income	1,414	36	1,450	51	(8)	43
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(316)	(82)	(398)	(333)	(119)	(452)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	49	(11)	38	—	—	—
Other realized investment gains (losses), net	(163)	66	(97)	(59)	238	179

Total realized investment gains (losses), net	(430)	(27)	(457)	(392)	119	(273)

Total revenues	7,016	1,548	8,564	5,252	1,778	7,030

BENEFITS AND EXPENSES
Policyholders’ benefits	3,086	839	3,925	3,014	940	3,954
Interest credited to policyholders’ account balances	1,281	36	1,317	461	35	496
Dividends to policyholders	27	539	566	34	745	779
General and administrative expenses	1,754	150	1,904	1,826	171	1,997

Total benefits and expenses	6,148	1,564	7,712	5,335	1,891	7,226

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	868	(16)	852	(83)	(113)	(196)

Income tax benefit	(145)	(8)	(153)	(94)	(55)	(149)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,013	(8)	1,005	11	(58)	(47)
Equity in earnings of operating joint ventures, net of taxes	31	—	31	(129)	—	(129)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,044	(8)	1,036	(118)	(58)	(176)
Income (loss) from discontinued operations, net of taxes	(4)	—	(4)	5	—	5

NET INCOME (LOSS)	1,040	(8)	1,032	(113)	(58)	(171)
Less: Income (loss) attributable to noncontrolling interests	(50)	—	(50)	5	—	5

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,090	$(8)	$1,082	$(118)	$(58)	$(176)

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Nine Months Ended September 30, 2009 and 2008 (in millions)

	Nine Months Ended September 30,
	2009			2008
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$9,943	$2,378	$12,321	$8,863	$2,640	$11,503
Policy charges and fee income	2,052	—	2,052	2,360	—	2,360
Net investment income	6,182	2,366	8,548	6,358	2,625	8,983
Asset management fees and other income	3,607	88	3,695	1,509	19	1,528
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,264)	(1,233)	(3,497)	(1,173)	(479)	(1,652)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	1,246	787	2,033	—	—	—
Other realized investment gains (losses), net	(250)	(873)	(1,123)	(571)	140	(431)

Total realized investment gains (losses), net	(1,268)	(1,319)	(2,587)	(1,744)	(339)	(2,083)

Total revenues	20,516	3,513	24,029	17,346	4,945	22,291

BENEFITS AND EXPENSES
Policyholders’ benefits	9,409	2,743	12,152	8,995	3,005	12,000
Interest credited to policyholders’ account balances	3,479	106	3,585	1,773	105	1,878
Dividends to policyholders	47	795	842	94	1,402	1,496
General and administrative expenses	6,153	441	6,594	5,889	534	6,423

Total benefits and expenses	19,088	4,085	23,173	16,751	5,046	21,797

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,428	(572)	856	595	(101)	494

Income tax benefit	(103)	(208)	(311)	(16)	(50)	(66)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,531	(364)	1,167	611	(51)	560
Equity in earnings of operating joint ventures, net of taxes	30	—	30	(62)	—	(62)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,561	(364)	1,197	549	(51)	498
Income (loss) from discontinued operations, net of taxes	18	—	18	4	—	4

NET INCOME (LOSS)	1,579	(364)	1,215	553	(51)	502
Less: Income (loss) attributable to noncontrolling interests	(44)	—	(44)	37	—	37

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,623	$(364)	$1,259	$516	$(51)	$465

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2009, compared with December 31, 2008, and its consolidated results of operations for the three and nine months ended September 30, 2009 and 2008. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the “Risk Factors” section included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as well as the “Risk Factors” section, the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Services Businesses

Our Financial Services Businesses consist of three operating divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance and Investments division consists of our International Insurance and International Investments segments. Our Corporate and Other operations include our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested, including our investment in the retail brokerage joint venture with Wachovia Securities (now, Wells Fargo Advisors), and businesses that we have placed in wind-down status.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $641 billion of assets under management as of September 30, 2009, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Current Developments

Financial Markets. The global financial markets have recently shown marked improvement after experiencing extreme stress since the second half of 2007 through the early portion of 2009. During this period, volatility and disruption in the global financial markets reached unprecedented levels for the post World War II period and the availability and cost of credit was materially affected. These factors, combined with recent economic conditions, including depressed home and commercial real estate prices and increasing foreclosures, depressed equity market values, declining business and consumer confidence, and rising unemployment, resulted in a severe economic recession.

As further discussed in “—Liquidity and Capital Resources,” the U.S. federal government has taken numerous actions to address financial market conditions. These actions include the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP, as well as the Term Asset-Backed Securities Loan Facility, or TALF. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. TALF is designed to provide secured financing for certain types of asset-backed securities, including certain high-quality commercial mortgage-backed securities issued before January 1, 2009. We applied in October 2008 to participate in the TARP Capital Purchase Program and on May 14, 2009, we received preliminary approval from the U.S. Treasury to participate in the program. However, on June 1, 2009, we announced that we would not participate in the TARP Capital Purchase Program. In the first quarter of 2009, we began participating in TALF as an eligible borrower. We continue to evaluate other government sponsored programs for which we may be eligible.

Markets have shown marked improvement since late second quarter of 2009. Equity markets have appreciated, with less volatility, and bond spreads have tightened significantly. We have been able to take advantage of the improving market conditions, and have raised approximately $4.4 billion in financing during the first nine months of 2009 through the following:

•	Issued 36.9 million shares of Prudential Financial Common Stock in a public offering (at a price of $39.00 per share for net proceeds of $1.391 billion).

•	Issued $2.5 billion of Prudential Financial medium-term notes.

•	Issued $500 million of Prudential Insurance surplus notes, exchangeable for Prudential Financial Common Stock.

Due to the continuation of the financial market dislocations into early 2009 and in order to continue to manage our liquidity and capital resources, we undertook certain other actions in the first nine months of 2009, including the following:

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

While the above actions have strengthened our liquidity and capital position, certain of them, as well as our decision to maintain higher levels of cash and short-term investments than in prior periods, have had a negative impact on current earnings. For additional information on our liquidity and capital resources, and the actions we undertook in the first nine months of 2009, see “—Liquidity and Capital Resources.”

We continue to monitor the liquidity and capital needs of Prudential Financial and its subsidiaries. If the recent improvements in the capital markets prove temporary and earlier disruptions in the capital markets were to resume, we may take additional capital management actions to maintain capital consistent with our rating objectives, which may include additional internal actions or, if internal resources are insufficient or market conditions deteriorate, further access to external sources of capital, if available.

During the first nine months of 2009, rating agencies downgraded certain ratings of Prudential Financial and its subsidiaries. Downgrades in our claims-paying or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors or trading counterparties thereby potentially negatively effecting our profitability, liquidity and/or capital. Refer to “—Ratings” for more information.

Our financial condition and results of operations for the first nine months of 2009 reflect the following:

•

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the three and nine months ended September 30, 2009 was $1.090 billion and $1.623 billion, respectively, reflecting the positive impact of improved financial market conditions beginning in late second quarter of 2009 on reported results.

•

Pre-tax net realized investment losses and related adjustments of the Financial Services Businesses for the three and nine months ended September 30, 2009 were $183 million and $1.765 billion, respectively, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $329 million and $1.397 billion, for the three and nine months ended September 30, 2009, respectively. Also impacting the nine months ended September 30, 2009 were decreases in the fair value of derivatives used in investment duration management and hedging programs of $582 million. Partially offsetting these items were increases in market value of certain externally managed investments in the European market, which impacted both the three and nine months ended September 30, 2009.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $979 million as of September 30, 2009, compared to net unrealized losses of $6.567 billion as of December 31, 2008. Gross unrealized gains increased from $4.684 billion as of December 31, 2008 to $5.735 billion as of September 30, 2009 and gross unrealized losses decreased from $11.251 billion to $4.756 billion for the same periods as credit spreads tightened across most asset classes. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $229 million as of September 30, 2009, compared to net unrealized losses of $4.035 billion as of December 31, 2008.

•

Individual Annuity gross sales for the third quarter of 2009 reached a record high of $5.9 billion, an increase from $2.5 billion in the prior year quarter. Individual Annuity net sales for the third quarter of 2009 were $4.4 billion, an increase from $481 million in the prior year quarter, and were $7.1 billion in the first nine months of 2009, an increase from $1.6 billion in the prior year.

•

Full Service Retirement gross deposits and sales were $4.8 billion and net additions were $1.5 billion for the third quarter of 2009, an increase from gross deposits and sales of $3.3 billion and net additions of $393 million in the prior year quarter.

•

We also continued to have positive net flows in our asset management business, as well as solid sales in our domestic and international insurance businesses, in the third quarter and first nine months of 2009.

•	For the third quarter of 2009, our International Insurance segment had a record level of adjusted operating income.

•	As of September 30, 2009, Prudential Financial, the parent holding company, had cash and short-term investments of $4.233 billion.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and nine months ended September 30, 2009 and 2008 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$166	$(307)	$615	$(38)
Retirement	119	133	377	398
Asset Management	29	(8)	61	301
Individual Life	243	238	421	437
Group Insurance	64	101	262	271
International Insurance	500	460	1,390	1,326
International Investments	13	37	39	88
Corporate and Other	(201)	(38)	(529)	(109)
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(183)	(564)	(1,765)	(1,756)
Charges related to realized investment gains (losses), net	(51)	17	(12)	45
Investment gains (losses) on trading account assets supporting insurance liabilities, net	694	(534)	1,525	(919)
Change in experience-rated contractholder liabilities due to asset value changes	(458)	388	(850)	682
Divested businesses	25	(219)	(31)	(276)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(92)	213	(75)	145

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	868	(83)	1,428	595
Income (loss) from continuing operations before income taxes for Closed Block Business	(16)	(113)	(572)	(101)

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$852	$(196)	$856	$494

Results for the three and nine months ended September 30, 2009 presented above reflect the following:

•

Individual Annuities segment results for the third quarter and first nine months of 2009 increased in comparison to the prior year periods primarily reflecting the impact of improved market conditions. Results for the three and nine month periods include a favorable variance of $629 million and $727 million, respectively, related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for our variable annuity products, largely reflecting improved financial market conditions in 2009. The favorable variance in both periods was partially offset by mark-to-market losses of $140 million and $142 million, for the three and nine month periods, respectively, related to derivative positions associated with our capital hedging program, which we began in the second quarter of 2009. Results for both periods were also impacted by a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts, and an increase in investment results. Also impacting the nine month period was an $895 million favorable variance related to the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. This variance was largely driven by changes in our adjustment to the embedded derivative liabilities for market-perceived non-performance risk, and resulted in a corresponding $641 million increase in the amortization of deferred policy acquisition and other costs.

•

Retirement segment results for the third quarter and first nine months of 2009 decreased in comparison to the corresponding prior year periods. Results for both periods include the impact of our annual review of the assumptions and other cumulative adjustments relating to the amortization of deferred policy acquisition costs and valuation of business acquired. Absent the impact of these items, results for the third quarter and first nine months of 2009 increased in comparison to the corresponding prior year periods, driven by improved investment results in our full service and institutional investments products businesses. A decline in asset based fees in our full service business was a partial offset.

•

Asset Management segment results for the third quarter of 2009 increased in comparison to the third quarter of 2008, largely attributable to a reduction in losses from the segment’s proprietary investing activities, partially offset by unfavorable results from the segment’s commercial mortgage activities reflecting an increase in the interim loan loss provision, as well as lower asset management fees. Results for the first nine months of 2009 decreased due to lower asset management fees, performance based incentive fees and transaction fees, as well as unfavorable results from the segment’s commercial mortgage activities reflecting an increase in the interim loan loss provision, partially offset by lower compensation costs.

•

Individual Life segment results for the third quarter of 2009 improved slightly from the third quarter of 2008. Results for both periods benefited from lower amortization of net deferred policy acquisition costs and unearned revenue reserves reflecting updates of our actuarial assumptions based on an annual review. The third quarter of 2009 benefit was $55 million, which included an increase in reserves for the guaranteed minimum death benefit feature in certain contracts. The comparable benefit for the same period last year was $79 million. Results for both periods also benefited from compensation received based on multi-year profitability of third-party products we distribute, which benefited the current year period $30 million and the prior year period $53 million. Absent the impact of these items, results for the third quarter of 2009 increased $52 million in comparison to the corresponding prior year period, primarily reflecting an additional decrease in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, to reflect the quarterly impact of changes to the estimate of total gross profits primarily due to favorable separate account fund performance in the period. Results for the first nine months of 2009 decreased from the first nine months of 2008. Absent the impact of the annual review and compensation received on third-party products we distribute, results for the first nine months of 2009 increased $31 million compared with the first nine months of 2008. The increase primarily reflects a decrease in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves associated with favorable separate account fund performance, partially offset by a decrease in asset based fees.

•

Group Insurance segment results declined in the third quarter of 2009, reflecting less favorable claims experience in both our group disability and group life businesses and the benefit in the prior year quarter from annual reserve refinements. Group Insurance segment results declined in the first nine months of 2009, reflecting the prior year benefits of a premium adjustment for updated data on a large case and annual reserve refinements. Excluding these benefits in the prior year, the segment results for the first nine months of 2009 improved, reflecting growth in both our group life and group disability businesses.

•

The International Insurance segment is comprised of its Life Planner and Gibraltar Life operations. Results from the segment’s Life Planner operations improved in both the third quarter of 2009 and the first nine months of 2009, reflecting the continued growth of our Japanese Life Planner operations. In addition, results for the first nine months of 2009 reflect a $25 million benefit from the migration to a new policy valuation system, which was partially offset by higher general and administrative expenses. Results from the segment’s Gibraltar Life operation improved in both the third quarter of 2009 and the first nine months of 2009, reflecting $25 million of earnings in the third quarter of 2009 from the acquired former Yamato Life business. The earnings from Yamato include approximately $15 million largely related to initial surrenders of policies following the restructuring of the business, essentially consistent with our overall expectations. Results for the first nine months of 2009 for the Gibraltar Life operations also reflect a decline in expense and other margins, which mainly reflects higher general and administrative expenses.

•

International Investments segment results declined in both the third quarter and first nine months of 2009, reflecting less favorable results from the segment’s global commodities group, as well as lower results from the segment’s Korean asset management operation in the first nine months of 2009.

•

Corporate and Other results for the third quarter of 2009 declined from the third quarter of 2008 primarily due to lower earnings from the investment of debt issuance proceeds in cash and short-term investments and increased interest expense on a higher level of capital debt. Results for the first nine months of 2009 declined from the first nine months of 2008 primarily due to lower earnings from the investment of debt issuance proceeds in cash and short-term investments, increased interest expense on capital debt, and greater losses in our real estate and relocation services business.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the third quarter and first nine months of 2009 amounted to losses of $183 million and $1,765 million, respectively, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $329 million and $1,397 million, respectively. Also impacting the first nine months of 2009 were decreases in the fair value of derivatives used in investment duration management and hedging programs of $582 million. Partially offsetting these items were increases in the market value of certain externally managed investments in the European market, which impacted both the third quarter and first nine months of 2009.

•

Loss from continuing operations before income taxes in the Closed Block Business decreased $97 million in the third quarter of 2009 compared to the third quarter of 2008. Results reflect the benefit from a decrease in dividends to policyholders and the cumulative earnings policyholder dividend obligation, partially offset by a decrease in net realized investment gains and net investment income. Loss from continuing operations before income taxes in the Closed Block Business increased $471 million for the first nine months of 2009 compared to the first nine months of 2008. Results reflect higher net realized investment losses and a decrease in net investment income, which were partially offset by a decrease in dividends to policyholders and the cumulative earnings policyholder dividend obligation which was reduced to zero in 2009.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions:

•	Valuation of investments, including the recognition of other-than-temporary impairments and loss reserves;

•	Policyholder liabilities;

•	Deferred policy acquisition costs;

•	Goodwill;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The Company did not evaluate goodwill for impairment as of September 30, 2009, as no events occurred or circumstances changed that would have more likely than not reduced the fair value of a reporting unit below its carrying amount during the third quarter of 2009. The carrying value of goodwill was $710 million as of September 30, 2009. Significant market declines or other events impacting the fair value of the reporting units that have goodwill, or increases in the level of equity required to support these reporting units, could result in an impairment of some or all of the goodwill in future periods, resulting in a charge to “General and administrative expenses.”

Accounting Pronouncements Adopted

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of revised authoritative guidance for disclosing fair value of financial instruments, the recognition and presentation of other-than-temporary impairments, fair value measurements and disclosures, the accounting for convertible debt instruments, earnings per share, and the accounting for noncontrolling interests in consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes income from continuing operations for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$146	$(363)	$545	$(167)
Retirement	392	(249)	376	(514)
Asset Management	(6)	(1)	5	336

Total U.S. Retirement Solutions and Investment Management Division	532	(613)	926	(345)
Individual Life	286	80	496	209
Group Insurance	54	55	63	22

Total U.S. Individual Life and Group Insurance Division	340	135	559	231
International Insurance	339	387	524	880
International Investments	(4)	29	3	69

Total International Insurance and Investments Division	335	416	527	949
Corporate and Other	(339)	(21)	(584)	(240)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	868	(83)	1,428	595
Income tax benefit	(145)	(94)	(103)	(16)

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	1,013	11	1,531	611
Equity in earnings of operating joint ventures, net of taxes	31	(129)	30	(62)

Income (loss) from continuing operations for Financial Services Businesses	1,044	(118)	1,561	549
Income (loss) from discontinued operations, net of taxes	(4)	5	18	4

Net income (loss)—Financial Services Businesses	1,040	(113)	1,579	553
Less: Income (loss) attributable to noncontrolling interests	(50)	5	(44)	37

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$1,090	$(118)	$1,623	$516

Basic income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$2.37	$(0.27)	$3.69	$1.26
Diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$2.36	$(0.27)	$3.68	$1.25
Basic net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$2.36	$(0.25)	$3.74	$1.27
Diluted net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$2.35	$(0.25)	$3.72	$1.26

Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$(16)	$(113)	$(572)	$(101)
Income tax benefit	(8)	(55)	(208)	(50)

Income (loss) from continuing operations for Closed Block Business	(8)	(58)	(364)	(51)
Income from discontinued operations, net of taxes	—	—	—	—

Net income (loss)—Closed Block Business	(8)	(58)	(364)	(51)
Less: Income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$(8)	$(58)	$(364)	$(51)

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$(10.00)	$(34.00)	$(199.00)	$(43.50)
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	$(10.00)	$(34.00)	$(199.00)	$(43.50)

Consolidated:
Net income (loss) attributable to Prudential Financial, Inc.	$1,082	$(176)	$1,259	$465

Results of Operations—Financial Services Businesses

2009 to 2008 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses increased $1.162 billion, from a loss of $118 million in the third quarter of 2008 to income of $1.044 billion in the third quarter of 2009. The increase in income reflects a favorable variance related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for our variable annuity products primarily due to improved market conditions in 2009. In addition, income reflects an increase in other revenues, partially offset by an increase in benefits and expenses, due to changes in value of recorded assets and recorded liabilities that are expected to ultimately accrue to contractholders. Income also includes a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting the impact of currency fluctuations, as well as business growth in our International Insurance operations. On a diluted per share basis, income (loss) from continuing operations attributable to the Financial Services Businesses for the three months ended September 30, 2009 of $2.36 per share of Common Stock increased from $(0.27) per share of Common Stock for the three months ended September 30, 2008. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $12 million for the three months ended September 30, 2009, compared to $10 million for the three months ended September 30, 2008. The direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we generally expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2009 to 2008 Nine Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses increased $1.012 billion, from income of $549 million for the first nine months of 2008 to income of $1.561 billion for the first nine months of 2009. The increase in income reflects a favorable variance related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for our variable annuity products primarily due to improved market conditions in 2009. In addition, income reflects an increase in other revenues, partially offset by an increase in benefits and expenses, due to changes in value of recorded assets and recorded liabilities that are expected to ultimately accrue to contractholders. Results for the current year include a lower level of pre-tax net investment losses in our general account as compared to the prior year, as well as a favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with certain variable annuity products. This variance was largely driven by changes in our adjustment to the embedded derivative liabilities for market-perceived non-performance risk, and resulted in a related increase in the amortization of deferred policy acquisition and other costs. Income also includes a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting the impact of currency fluctuations, as well as business growth in our International Insurance operations. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the nine months ended September 30, 2009 of $3.68 per share of Common

Stock increased from $1.25 per share of Common Stock for the nine months ended September 30, 2008. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $34 million for the nine months ended September 30, 2009, compared to $36 million for the nine months ended September 30, 2008.

Results of Operations—Closed Block Business

2009 to 2008 Three Month Comparison. Income (loss) from continuing operations for the Closed Block Business for the three months ended September 30, 2009, was a loss of $8 million, or $(10.00) per share of Class B Stock, compared to a loss of $58 million, or $(34.00) per share of Class B Stock, for the three months ended September 30, 2008. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $12 million for the three months ended September 30, 2009, compared to $10 million for the three months ended September 30, 2008. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2009 to 2008 Nine Month Comparison. Income (loss) from continuing operations for the Closed Block Business for the nine months ended September 30, 2009, was a loss of $364 million, or $(199.00) per share of Class B Stock, compared to a loss of $51 million, or $(43.50) per share of Class B Stock, for the nine months ended September 30, 2008. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $34 million for the nine months ended September 30, 2009, compared to $36 million for the nine months ended September 30, 2008. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

Segment Measures

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with U.S. GAAP. Adjusted operating income does not equate to “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is our measure of segment performance.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$424	$528	$2,431	$1,723
Benefits and expenses	258	835	1,816	1,761

Adjusted operating income	166	(307)	615	(38)
Realized investment gains (losses), net, and related adjustments(1)	37	(75)	19	(180)
Related charges(1)(2)	(57)	19	(89)	51

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$146	$(363)	$545	$(167)

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income increased $473 million, from a loss of $307 million in the third quarter of 2008 to income of $166 million in the third quarter of 2009. As shown in the following table, adjusted operating income for the third quarter of 2009 included $211 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $418 million of charges included in the third quarter of 2008, resulting in a $629 million favorable variance.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment(3)	$80	$176	$256	$(133)	$(147)	$(280)
Annual review / assumption updates	(30)	(19)	(49)	18	(118)	(100)
Quarterly adjustment for current period experience	(24)	28	4	(22)	(16)	(38)

Total	$26	$185	$211	$(137)	$(281)	$(418)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.
(3)	As discussed below, market performance related adjustments were recognized quarterly beginning in the fourth quarter of 2008. Amounts for the third quarter of 2008 were recognized as part of our annual reviews.

These adjustments primarily reflect the market conditions that existed in the respective periods, and the impact of those market conditions on contractholder behavior, and are discussed individually in more detail below. Partially offsetting the net benefit from these adjustments was $140 million of mark-to-market losses related to derivative positions associated with our capital hedging program. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity options which are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. In the third quarter of 2009, favorable market conditions resulted in an overall improvement in our capital position, which was partially offset by the mark-to-market losses on the capital hedges. In our living benefit hedging program, the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features resulted in a $5 million favorable variance, as discussed below.

The $256 million of benefits in the third quarter of 2009 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance in the third quarter of 2009. The actual rate of return on variable annuity account values for the third quarter of 2009 was 10.6% compared to our previously expected rate of return of 2.4%. The $280 million charge in the third quarter of 2008 reflects the impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products in 2008, and was recognized as part of our annual reviews. Beginning in the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. The better than expected market return in the third quarter of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The previously expected rate of return for the third quarter of 2009, for most contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the lower rate of amortization and reserve provisions will also be applied to future gross profits in calculating amortization and the provision for reserves in future periods which, all else being equal, will result in lower amortization, lower reserve provisions and higher net profits in future periods.

As shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The third quarter of 2009 included $49 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. These reductions were primarily driven by updates to the asset allocation assumptions for these underlying assets based on our actual experience, to reflect a higher percentage of lower-yielding fixed income investments versus higher-yielding equity investments. This adjustment impacted both our long-term future rate of return assumption and our near-term maximum future rate of return under the reversion to the mean approach, as discussed below. Partially offsetting the impact of the updated future rate of return assumptions were benefits related to the impact of lower mortality and higher investment spread assumptions. Adjusted operating income for the third quarter of 2008 included $100 million of charges from these annual reviews, primarily reflecting increased cost of expected income and death benefit claims due to lower expected lapse rates for policies where the current policyholder account value is below the guaranteed minimum death benefit.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the third quarter of 2009, the projected future annual rate of return calculated using the reversion to the mean approach for most contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. As discussed above, the near-term maximum future rate of return under the reversion to the mean approach was reduced in the third quarter of 2009 from 10.5% to 9.7% as part of our annual reviews. Included in this revised blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for most contract groups, all else being equal, future quarterly rates of return higher or lower than 2.4% will result in decreases or increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The quarterly adjustments for current period experience shown in the table above reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, referred to as an adjustment for current period experience, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The adjustments for deferred policy acquisition and other costs in the third quarter of both 2009 and 2008 reflect an increase in amortization due to less favorable than expected gross profits, resulting primarily from the charges related to the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as described below. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the third quarter of 2009 primarily reflects higher than expected fee income as well as lower than expected actual contract guarantee claims costs in the third quarter of 2009. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the third quarter of 2008 reflected lower than expected fee income and higher actual contract guarantee claims costs, primarily driven by financial market conditions.

The $5 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features referred to above reflects a charge of $89 million in the third quarter of 2009 compared to a charge of $94 million in the third quarter of 2008. The charge in the third quarter of 2009 includes charges of $202 million related to an update of the actuarial and capital markets assumptions used in the valuation of the embedded derivatives, primarily driven by a reduction in the expected lapse rate assumption based on actual experience. The charge in the third quarter of 2008 includes a $66 million benefit related to an update of the assumptions used in the valuation of the embedded derivatives, primarily driven by an update of the equity volatility assumption to better match the actual equity indices referenced.

Absent the impact of the assumption updates discussed above, the hedging program for the third quarter of 2009 resulted in a $113 million benefit, reflecting a $279 million benefit related to the change in the fair value of the embedded derivatives, partially offset by a $166 million charge related to the change in the fair value of the related hedge positions. The hedging program for the third quarter of 2008, excluding similar assumption updates as discussed above, resulted in a $160 million charge, reflecting a $492 million charge related to the change in the fair value of the embedded derivatives, partially offset by a $332 million benefit related to the change in the fair value of the related hedge positions. Variances for both periods are primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in their original pricing, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. Together with certain product design elements, our hedging program is designed to limit our exposure to the equity market, interest rate, and market volatility risk inherent in the living benefit features of certain variable annuity products, as part of our overall risk management strategy. A decrease in the availability or an increase in the cost of the derivative hedging instruments used in these hedging activities could have an adverse impact on our results of operations going forward. Changes in our market-perceived non-performance risk or changes in the actuarial assumptions around the timing of annuitization and withdrawals, contract lapses and contractholder mortality could also result in fluctuations in the estimated fair value of the embedded derivatives associated with our living benefit features and could positively or negatively impact our results of operations going forward.

2009 to 2008 Nine Month Comparison. Adjusted operating income increased $653 million, from a loss of $38 million in the first nine months of 2008 to income of $615 million in the first nine months of 2009. As shown in the following table, adjusted operating income for the first nine months of 2009 included $300 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $427 million of charges included in the first nine months of 2008, resulting in a $727 million favorable variance.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB (2)	Total
	(in millions)
Quarterly market performance adjustment(3)	$38	$242	$280	$(133)	$(147)	$(280)
Annual review / assumption updates	(30)	(19)	(49)	18	(118)	(100)
Quarterly adjustment for current period experience	48	21	69	(26)	(21)	(47)

Total	$56	$244	$300	$(141)	$(286)	$(427)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.
(3)	As discussed below, market performance related adjustments were recognized quarterly beginning in the fourth quarter of 2008. Amounts for the third quarter of 2008 were recognized as part of our annual reviews.

These adjustments primarily reflect the market conditions that existed in the respective periods, and the impact of those market conditions on contractholder behavior, and are discussed individually in more detail below. Also included within the increase in adjusted operating income is an $895 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features largely driven by changes in our market-perceived non-performance risk as discussed below. A corresponding increase in current period gross profits related to this favorable variance led to an offsetting increase in the amortization of deferred policy acquisition and other costs of $641 million. Partially offsetting these increases was $142 million of mark-to-market losses related to derivative positions associated with our capital hedging program, which we began in the second quarter of 2009 as discussed above. Also serving as a partial offset was a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to a fixed general account option. The transfer of balances to our general account relates to an automatic rebalancing element in some of our optional living benefit features, which, as part of the overall product design, transferred approximately $8 billion of net investments out of the separate accounts and into our general account since January 1, 2008, due to equity market declines. Higher average annuity account values invested in our general account resulting from these transfers also led to improved investment results, which partially offset the decrease in fee income.

The $280 million of benefits in the first nine months of 2009 relating to the quarterly market performance adjustments shown in the table above are attributable to updates to our estimate of total gross profits for better than expected actual fund performance in the first nine months of 2009, reflecting improved market conditions during the period. Included within the $38 million decrease in amortization of deferred policy acquisition and other costs for the first nine months of 2009 is a $73 million charge to amortize the remaining balance of valuation of business acquired, or VOBA, related to the variable annuity contracts acquired from Allstate. The additional charge was required in the first quarter of 2009, as the declines in estimated future gross profits related to market performance caused the present value of estimated gross profits for these contracts to fall below zero. Since the VOBA balance was completely amortized for these contracts, it cannot be reestablished for market value appreciation in subsequent periods. Excluding this Allstate block of business, market value appreciation in the first nine months of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The increase in our estimate of total gross profits results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. The $280 million charge in the first nine months of 2008 is attributable to a similar but opposite impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. Results for the first nine months of 2009 and 2008 also include charges of $49 million and $100 million, respectively, related to the annual reviews discussed above.

The quarterly adjustments for current period experience shown in the table above reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The adjustments for deferred policy acquisition and other costs in the first nine months of 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and better than expected lapse experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first nine months of 2009 primarily reflects higher than expected fee income due to market increases, partially offset by higher than expected actual contract guarantee claims costs due to lower than expected lapses. Less favorable than expected gross profits in the first nine months of 2008 were primarily due to lower than expected fee income, the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, and higher actual contract guarantee claims costs in the first nine months of 2008, primarily driven by unfavorable financial market conditions.

The $895 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features referred to above reflects a benefit of $755 million in the first nine months of 2009 compared to a charge of $140 million in the first nine months of 2008. The benefit in the first nine months of 2009 includes $454 million of net benefits related to updates of the inputs used in the valuation of the embedded derivative liabilities, including a $564 million benefit related to an update to reflect a market-perceived increase in our own risk of non-performance. The remaining $110 million of net charges was primarily driven by a reduction in the expected lapse rate assumption based on our actual lapse experience, partially offset by the inclusion of new market inputs for implied volatility as well as updated assumptions for other actuarial and capital markets inputs. In light of recent developments, including rating agency downgrades to the claims-paying ratings of our insurance subsidiaries, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities. The $140 million charge in the first nine months of 2008 included a $66 million benefit related to an update of the assumptions used in the valuation of the embedded derivatives, primarily driven by an update of the equity volatility assumption to better match the actual equity indices referenced. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

Excluding the $454 million of net benefits related to updates of the inputs used in the valuation of the embedded derivatives associated with our living benefit features, the hedging activities resulted in a $301 million benefit in the first nine months of 2009, reflecting a $2,062 million benefit related to the change in the fair value of the embedded derivatives, partially offset by a $1,761 million charge related to the change in the fair value of the related hedge positions. The hedging activities in the first nine months of 2008, excluding similar assumption updates, resulted in a $206 million charge, reflecting a $610 million charge related to the change in the fair value of the embedded derivatives, partially offset by a $404 million charge related to the change in the fair value of the related hedge positions. Variances for both periods are primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $104 million, from $528 million in the third quarter of 2008 to $424 million in the third quarter of 2009. Policy charges and fees and asset management fees and other income decreased $150 million, including $140 million of mark-to-market losses related to derivative positions associated with our capital hedging program, as discussed above. In addition, fee income declined, driven by lower average variable annuity asset balances invested in separate accounts due to net market depreciation between the third quarter of 2008 and the third quarter of 2009, and the transfer of balances to our general account relating to an automatic rebalancing element in some of our optional living benefit features. Partially offsetting these items, was a $36 million increase in net investment income, reflecting higher average annuity account values invested in our general account, also resulting from these transfers.

2009 to 2008 Nine Month Comparison. Revenues increased $708 million, from $1,723 million in the first nine months of 2008 to $2,431 million in the first nine months of 2009. Policy charges and fees and asset management fees and other income increased $471 million, including a $895 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, primarily driven by a market-perceived increase in our own risk of non-performance, as discussed above. This favorable variance was partially offset by $142 million of mark-to-market losses related to derivative positions associated with our capital hedging program, as discussed above, as well as a decrease in fee income driven by lower average variable annuity asset balances invested in separate accounts. The decline in average asset balances was due to net market depreciation and the transfer of balances to our general account relating to an automatic rebalancing element in some of our optional living benefit features. In addition, net investment income increased $226 million, reflecting higher average annuity account values invested in our general account, also resulting from these transfers.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $577 million, from $835 million in the third quarter of 2008 to $258 million in the third quarter of 2009. Absent the net impact related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs discussed above, which accounts for a decrease in benefits and expenses of $629 million, benefits and expenses increased $52 million. On this basis, policyholders’ benefits, including changes in reserves, increased $37 million primarily reflecting higher actual and expected contract guarantee claims costs related to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Also on this basis, interest credited to policyholders’ account balances and general and administrative expenses, net of capitalization, each increased $12 million. The increase in interest credited to policyholders’ account balances primarily reflects higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. The increase in general and administrative expenses, net of capitalization, on this basis, was primarily driven by higher distribution costs, reflecting higher variable annuity sales. Partially offsetting these increases was a $13 million decrease in interest expense, primarily driven by paydowns of inter-company debt, which were funded with affiliated capital contributions.

2009 to 2008 Nine Month Comparison. Benefits and expenses increased $55 million, from $1,761 million in the first nine months of 2008 to $1,816 million in the first nine months of 2009. Absent the net $727 million impact related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and the $641 million increase in the amortization of deferred policy acquisition and other costs due to the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features discussed above, which account for a decrease in benefits and expenses of $86 million, benefits and expenses increased $141 million. On this basis, interest credited to policyholders’ account balances increased $132 million primarily reflecting higher average annuity account values invested in our general account, resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. Also on this basis, policyholders’ benefits, including changes in reserves, increased $97 million primarily reflecting higher actual and expected contract guarantee claims costs related to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. The amortization of deferred policy acquisition costs increased $25 million on this basis, reflecting the higher rate of amortization applied to gross profits in calculating amortization for the first nine months of 2009, due to the negative market performance adjustments recognized during 2008. Partially offsetting these increases was a $78 million decrease in general and administrative expenses, net of capitalization, absent the effect of the items mentioned above, and a $35 million decrease in interest expense. The decrease in general and administrative expenses, net of capitalization, on this basis, was driven by declines in distribution and asset management costs associated with lower variable annuity account values, and lower amortization of VOBA subsequent to the complete write-off in the first quarter of 2009 of balances related to the variable annuity contracts acquired from Allstate, as discussed above. The decrease in interest expense reflects paydowns of inter-company debt, which were funded with affiliated capital contributions.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Variable Annuities(1):
Beginning total account value	$65,099	$74,707	$60,007	$80,330
Sales	5,829	2,507	11,315	8,076
Surrenders and withdrawals	(1,444)	(1,988)	(4,202)	(6,346)

Net sales	4,385	519	7,113	1,730
Benefit payments	(239)	(259)	(731)	(815)

Net flows	4,146	260	6,382	915
Change in market value, interest credited and other activity	6,650	(6,712)	9,947	(12,367)
Policy charges	(284)	(287)	(725)	(910)

Ending total account value(2)	$75,611	$67,968	$75,611	$67,968

Fixed Annuities:
Beginning total account value	$3,221	$3,394	$3,295	$3,488
Sales	46	33	142	74
Surrenders and withdrawals	(49)	(71)	(201)	(185)

Net redemptions	(3)	(38)	(59)	(111)
Benefit payments	(41)	(37)	(121)	(120)

Net flows	(44)	(75)	(180)	(231)
Interest credited and other activity	36	32	99	95
Policy charges	—	(2)	(1)	(3)

Ending total account value	$3,213	$3,349	$3,213	$3,349

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of September 30, 2009, variable annuity account values are invested in equity funds ($26 billion or 34%), balanced funds ($24 billion or 32%), market value adjusted or fixed rate options ($12 billion or 16%), bond funds ($9 billion or 12%) and other ($5 billion or 6%).

2009 to 2008 Three Month Comparison. Total account values for fixed and variable annuities amounted to $78.8 billion as of September 30, 2009, an increase of $10.5 billion from June 30, 2009. The increase came primarily from increases in the market value of customers’ variable annuities due to equity market appreciation and positive variable annuity net flows. Total account values as of September 30, 2009 increased $7.5 billion from September 30, 2008, primarily due to positive variable annuity net flows and, to a lesser extent, increases in the market value of customers’ variable annuities due to equity market appreciation. Individual variable annuity gross sales increased by $3.3 billion, from $2.5 billion in the third quarter of 2008 to $5.8 billion in the third quarter of 2009. The increase reflects a benefit from the impact of market disruptions on some of our competitors, certain of which implemented product modifications to increase pricing and scale back product features in the second and third quarters of 2009. We also experienced increased sales in the third quarter of 2009 related to certain optional living benefit features which we previously announced would be discontinued during the third quarter of 2009. We believe our modified product offering will remain competitively positioned relative to our competitors going forward and provides us an attractive risk and profitability profile, as all future optional living benefit features include the automatic rebalancing element described below. Individual variable annuity surrenders and withdrawals decreased by $544 million, from $2.0 billion in the third quarter of 2008 to $1.4 billion in the third quarter of 2009, reflecting lower lapses for policies where the current policyholder account value is below the guaranteed minimum death or living benefit value.

2009 to 2008 Nine Month Comparison. Total account values for fixed and variable annuities amounted to $78.8 billion as of September 30, 2009, an increase of $15.5 billion from December 31, 2008. The increase came primarily from increases in the market value of customers’ variable annuities due to equity market appreciation and from positive variable annuity net flows. Total account values as of September 30, 2009 increased $7.5 billion from September 30, 2008, primarily due to positive variable annuity net flows and, to a lesser extent, increases in the market value of customers’ variable annuities due to equity market appreciation. Individual variable annuity gross sales increased by $3.2 million, from $8.1 billion in the first nine months of 2008 to $11.3 billion in the first nine months of 2009, reflecting strong sales of our optional living benefit product features as discussed above. Individual variable annuity surrenders and withdrawals decreased by $2.1 billion, from $6.3 billion in the first nine months of 2008 to $4.2 billion in the first nine months of 2009, reflecting the overall impact of lower account values due to market depreciation and lower lapses for policies where the current policyholder account value is below the guaranteed minimum death or living benefit value.

Variable Annuity Net Amount at Risk

As a result of the volatility and disruption in the global financial markets, in recent periods we have seen significant increases in the net amount at risk embedded in our variable annuity products with riders that include optional living and guaranteed minimum death benefit features. The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. Variable annuity account values with living benefit features were $47.5 billion, $33.1 billion and $35.2 billion as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The following table sets forth the account value and net amount at risk of our variable annuities with living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	September 30, 2009		December 31, 2008		September 30, 2008
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element(1)	$30,116	$1,129	$17,653	$1,328	$16,445	$1,142
No automatic rebalancing element	17,356	2,895	15,401	4,973	18,724	2,545

Total variable annuity account values with living benefit features	$47,472	$4,024	$33,054	$6,301	$35,169	$3,687

(1)	As of September 30, 2009, December 31, 2008, and September 30, 2008, asset values that have rebalanced to fixed income investments due to the automatic rebalancing element represent 30% or $9.1 billion of the $30.1 billion total account value, 78% or $13.8 billion of the $17.7 billion total account value, and 70% or $11.4 billion of the $16.4 billion total account value, respectively.

The automatic rebalancing element, included in the design of certain optional living benefit features associated with our variable annuity products, transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed general account option or a separate account bond portfolio, depending on the benefit feature. In certain situations, assets may transfer back when investment performance improves. The automatic rebalancing element is designed to help limit our exposure to equity market risk and market volatility. Our latest offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and we have discontinued the sale of optional living benefit features without an automatic rebalancing element. As of September 30, 2009 approximately 63% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 53% and 47% as of December 31, 2008 and September 30, 2008, respectively. As of September 30, 2009 approximately 28% of the net amount at risk associated with variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 21% and 31% as of December 31, 2008 and September 30, 2008, respectively.

Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. All of the $47.5 billion, $33.1 billion and $35.2 billion of variable annuity account values with living benefit features as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively, also contain guaranteed minimum death benefits. An additional $24.3 billion, $23.3 billion and $28.6 billion of variable annuity account values, respectively, contain guaranteed minimum death benefits, but no living benefit features. The following table sets forth the account value and net amount at risk of our variable annuities with guaranteed minimum death benefits split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	September 30, 2009		December 31, 2008		September 30, 2008
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element	$30,116	$863	$17,653	$1,698	$16,445	$1,451
No automatic rebalancing	41,645	8,828	38,733	14,404	47,309	8,552

Total variable annuity account values with guaranteed minimum death benefits	$71,761	$9,691	$56,386	$16,102	$63,754	$10,003

As of September 30, 2009 approximately 42% of variable annuity account values with guaranteed minimum death benefits included an automatic rebalancing element in the product design, compared to 31% and 26% as of December 31, 2008 and September 30, 2008, respectively. As of September 30, 2009 approximately 9% of the net amount at risk associated with variable annuity account values with guaranteed minimum death benefits included an automatic rebalancing element in the product design, compared to 11% and 15% as of December 31, 2008 and September 30, 2008, respectively.

In addition to our automatic rebalancing element, we also manage the risks associated with our variable annuity products through our hedging program. Under this program we purchase equity options and futures as well as interest rate derivatives to hedge certain guarantees for changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity options which are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. We will continue to assess the composition of the hedging program over the next several quarters. The results of our hedging programs are discussed above.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$1,101	$1,118	$3,539	$3,592
Benefits and expenses	982	985	3,162	3,194

Adjusted operating income	119	133	377	398
Realized investment gains (losses), net, and related adjustments(1)	35	(242)	(684)	(677)
Related charges(2)	2	6	8	2
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	677	(410)	1,449	(683)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(441)	264	(774)	446

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$392	$(249)	$376	$(514)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

On October 10, 2008, we acquired MullinTBG Insurance Agency Services, LLC and related entities, or MullinTBG, a provider of executive benefit solutions and financing strategies, including nonqualified executive deferred compensation plans. The acquisition included $8.9 billion of nonqualified full service retirement account values that we administer, which are not reported on our balance sheet.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income for the Retirement segment decreased $14 million, from $133 million in the third quarter of 2008 to $119 million in the third quarter of 2009. Results for both periods include the impact of an annual review of the assumptions used in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and valuation of business acquired, as well as the impact of our quarterly adjustment to total gross profits for current period experience. Adjusted operating income for the third quarter of 2009 and 2008 included charges of $3 million and $21 million, respectively, from the annual reviews. The charge in the third quarter of 2008 primarily reflected a decrease in our estimate of future gross profits, including a decline in our asset-based profit assumptions and an increase in our expense assumptions. The quarterly adjustment for current period experience resulted in a $5 million charge in the third quarter of 2009 and a $4 million benefit in the third quarter of 2008, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. In addition, the third quarter of 2008 included a $29 million benefit from a reduction in the amortization of valuation of business acquired due to a cumulative adjustment relating to the calculation of actual and expected gross profits. Together, these items resulted in a net charge of $8 million in the third quarter of 2009 and a net benefit of $12 million in the third quarter of 2008.

Excluding the items discussed above, adjusted operating income increased $6 million compared to the third quarter of 2008, reflecting higher adjusted operating income in our institutional investment products business, and relatively unchanged results in our full service business. The increase in our institutional investment products business was driven by improved investment results, primarily due to increased net settlements on interest rate swaps, which resulted from a higher notional amount of swaps used to manage the duration of the investment portfolio and the favorable impact on those swaps of lower interest rates. Partially offsetting this increase was a lower benefit from the accretion into net investment income of fixed maturity other-than-temporary impairments recognized in previous periods. Such accretion did not contribute to results for the third quarter of 2009 due to our adoption of new authoritative guidance related to fixed maturity other-than-temporary impairments on January 1, 2009. In our full service business, improved investment results were largely offset by lower asset based fees. The increase in investment results was driven by higher average invested assets in our general account reflecting full service participant transfers from our equity based separate account products to our general account stable value products, as well as higher net yields due to the impact of lower crediting rates on general account liabilities, resulting from rate resets. Substantially all of our stable value general account products are either fully or partially participating, and we have the ability to reset crediting rates annually or semi-annually giving effect to previous investment experience. Average full service fee-based retirement account values for the third quarter of 2009 were relatively unchanged compared to the third quarter of 2008. However, recent large plan sales, which in some instances provide for more limited product offerings than existing business, partially offset the impact of market value declines on existing higher margin account values, driving the decline in asset based fees.

2009 to 2008 Nine Month Comparison. Adjusted operating income for the Retirement segment decreased $21 million, from $398 million in the first nine months of 2008 to $377 million in the first nine months of 2009. Results for both periods include the impact of an annual review of the assumptions used in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and valuation of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for the first nine months of 2009 included a $3 million charge from the annual review, compared to a $21 million charge in the first nine months of 2008, as discussed above. The quarterly updates for actual experience resulted in $5 million of charges in the first nine months of 2009 and $13 million of benefits in the first nine months of 2008, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. In addition, the first nine months of 2008 included a $29 million benefit from a reduction in the amortization of valuation of business acquired due to a cumulative adjustment relating to the calculation of actual and expected gross profits. Together, these items resulted in a net charge of $8 million in the first nine months of 2009 and a net benefit of $21 million in the first nine months of 2008.

Excluding the items discussed above, adjusted operating income increased $8 million compared to the first nine months of 2008, reflecting higher results in our institutional investment products business, partially offset by a decrease in adjusted operating income for our full service business. The increase in our institutional investment products business was driven by improved investment results and a favorable variance in the mark-to-market of equity investments required in certain of our separate account products. The increase in investment results was primarily due to increased net settlements on interest rate swaps used to manage the duration of the investment portfolio, as discussed above, and the impact of the scheduled maturity of a single large guaranteed investment contract which had an interest crediting rate in excess of our general account invested asset yield. Partially offsetting these increases was a lower benefit from the accretion into net investment income of fixed maturity other-than-temporary impairments recognized in previous periods. Such accretion did not contribute to results for the first nine months of 2009 due to our adoption of new authoritative guidance related to fixed maturity other-than-temporary impairments on January 1, 2009. Also serving as a partial offset were lower yields, including the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes. Higher levels of short-term liquidity have been maintained in 2009 to provide additional capacity to address changing cash needs during the current market conditions. The decline in our full service business was primarily driven by lower asset based fees, due to a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation. Recent large plan sales, which in some instances provide for more limited product offerings than existing business, partially offset the impact of market value declines on existing higher margin account values. Serving as a partial offset to the decline in our full service business was an increase in investment results, driven by higher average invested assets in our general account reflecting full service participant transfers from our equity based separate account products to our general account stable value products, as well as higher net yields due to the impact of lower crediting rates on general account liabilities, resulting from rate resets.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $17 million, from $1,118 million in the third quarter of 2008 to $1,101 million in the third quarter of 2009. Net investment income decreased $68 million, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and a lower benefit from the accretion into net investment income of fixed maturity other-than-temporary impairments recognized in previous periods, as discussed above. Also contributing to the decline in net investment income was the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes, as discussed above. A larger base of invested assets in our full service business, primarily driven by participant transfers from our equity based separate account products to our general account stable value products served as a partial offset to the decline in net investment income. Partially offsetting the decrease in net investment income was a $33 million increase in premiums, driven by higher life-contingent structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Also serving as a partial offset, policy charges and fee income and asset management fees and other income increased $18 million, primarily relating to increased net settlements on interest rate swaps used to manage the duration of the investment portfolio, as discussed above, and $12 million of revenues in the third quarter of 2009 associated with the acquired operations of MullinTBG. Partially offsetting these increases in policy charges and fee income and asset management fees and other income was a decline in asset based fees in our full service business driven by the impact of equity market depreciation, partially offset by recent large plan sales, as discussed above.

2009 to 2008 Nine Month Comparison. Revenues decreased $53 million, from $3,592 million in the first nine months of 2008 to $3,539 million in the first nine months of 2009. Net investment income decreased $154 million, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and a lower benefit from the accretion into net investment income of fixed maturity other-than-temporary impairments recognized in previous periods, as discussed above. Also contributing to the decline in net investment income was the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes, as discussed above. Partially offsetting these declines were increases in net investment income from a larger base of invested assets in our full service business, primarily driven by participant transfers from our equity based separate account products to our general account stable value products, and a favorable variance in the mark-to-market of equity investments required in certain of our separate account products. Partially offsetting the decline in net investment income was a $98 million increase in premiums, driven by higher life-contingent structured settlement sales, partially offset by lower single premium group annuity sales, which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. In addition, policy charges and fee income and asset management fees and other income increased $3 million, primarily relating to $32 million of revenues in the first nine months of 2009 associated with the acquired operations of MullinTBG and a $15 million favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. Also contributing to the increase was higher net settlements on interest rate swaps used to manage the duration of the investment portfolio, as discussed above. Partially offsetting these increases in policy charges and fee income and asset management fees and other income was a decline in asset based fees in our full service business driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation, as well as full service participant transfers from our equity based separate account products to our general account stable value products, partially offset by recent large plan sales, as discussed above.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $3 million, from $985 million in the third quarter of 2008 to $982 million in the third quarter of 2009. Absent the impact of the annual reviews and other adjustments to the amortization of deferred policy acquisition costs and valuation of business acquired discussed above, which account for a $20 million increase, benefits and expenses decreased $23 million. Interest credited to policyholders’ account balances decreased $70 million, primarily reflecting lower crediting rates on floating rate guaranteed investment products and lower crediting rates on full service stable value product liabilities due to rate resets and the impact of the scheduled maturity of a single large guaranteed investment contract, partially offset by the impact of higher full service general account stable value product account values from participant transfers from equity based separate account products. In addition, interest expense decreased $13 million, reflecting lower interest rates on lower borrowings used to support investments. Partially offsetting these items, policyholders’ benefits, including the change in policy reserves, increased $46 million, primarily reflecting the increase in premiums discussed above, as well as a decreased benefit from reserve releases, including reserve refinements primarily reflecting updates of client census data and less favorable case experience related to our group annuity blocks of business. Also serving as a partial offset, general and administrative expenses, net of capitalization, increased $16 million excluding the items mentioned above, driven by $11 million of costs related to the acquired operations of MullinTBG.

2009 to 2008 Nine Month Comparison. Benefits and expenses decreased $32 million, from $3,194 million in the first nine months of 2008 to $3,162 million in the first nine months of 2009. Absent the impact of the annual reviews and other adjustments to the amortization of deferred policy acquisition costs and valuation of business acquired discussed above, which account for a $29 million increase, benefits and expenses decreased $61 million. Interest credited to policyholders’ account balances decreased $154 million, primarily reflecting lower crediting rates on floating rate guaranteed investment products and lower crediting rates on full service stable value product liabilities due to rate resets, and the impact of the scheduled maturity of a single large guaranteed investment contract, partially offset by the impact of higher full service general account stable value product account values from participant transfers from equity based separate account products. In addition, interest expense decreased $44 million, reflecting lower interest rates on lower borrowings used to support investments. Partially offsetting these decreases, policyholders’ benefits, including the change in policy reserves, increased $88 million, primarily reflecting the increase in premiums discussed above, partially offset by lower interest on lower general account policy reserves. General and administrative expenses, net of capitalization, increased $51 million excluding the items mentioned above, driven by $37 million of costs related to the acquired operations of MullinTBG, as well as expenses incurred to support several large client sales, partially offset by the absence of the costs of an interim service agreement relating to the retirement business acquired from Union Bank of California, N.A., which were included in the first nine months of 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Full Service(1):
Beginning total account value	$110,950	$106,917	$99,738	$112,192
Deposits and sales	4,789	3,276	19,168	12,392
Withdrawals and benefits	(3,287)	(2,883)	(11,321)	(11,182)
Change in market value, interest credited and interest income	9,304	(6,847)	14,171	(12,939)

Ending total account value	$121,756	$100,463	$121,756	$100,463

Net additions (withdrawals)	$1,502	$393	$7,847	$1,210

Institutional Investment Products(2):
Beginning total account value	$49,475	$51,513	$50,491	$51,591
Additions(3)	1,329	1,052	4,299	4,468
Withdrawals and benefits(4)	(2,523)	(2,114)	(5,832)	(5,760)
Change in market value, interest credited and interest income	1,548	153	2,074	955
Other(5)	308	(563)	(895)	(1,213)

Ending total account value	$50,137	$50,041	$50,137	$50,041

Net additions (withdrawals)	$(1,194)	$(1,062)	$(1,533)	$(1,292)

(1)	Ending total account value for the full service business includes assets of Prudential’s defined contribution retirement plan of $5.2 billion and $5.3 billion as of September 30, 2009 and 2008, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s defined benefit retirement plan of $5.3 billion and $5.0 billion as of September 30, 2009 and 2008, respectively. Ending total account value for the institutional investments products business also includes $1.5 billion as of September 30, 2009 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $1.9 billion and $3.5 billion as of September 30, 2009 and 2008, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(3)	Additions includes $500 million for the nine months ended September 30, 2009 representing transfers of externally managed client balances to accounts we manage. This addition is offset within Other, as there was no net impact on ending account values for this transfer.
(4)	Withdrawals and benefits includes $(317) million for the three and nine months ended September 30, 2009 representing transfers of client balances from accounts we managed to externally managed accounts. This withdrawal is offset within Other, as there was no net impact on ending account values for this transfer.
(5)	Other includes transfers from (to) the Asset Management segment of $(20) million and $(111) million for the three and nine months ended September 30, 2008, respectively. Other also includes $317 million and $(183) million in the three and nine months ended September 30, 2009, respectively, representing transfers of client balances between externally managed accounts and accounts we manage. These transfers are offset within Additions or Withdrawals and benefits, as there was no net impact on ending account values for these transfers. For the nine months ended September 30, 2009, Other also includes $1,500 million representing collateralized funding agreements issued to the FHLBNY and $(1,522) million representing terminations of affiliated funding agreements utilizing proceeds from the issuances to FHLBNY. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.

2009 to 2008 Three Month Comparison. Account values in our full service business amounted to $121.8 billion as of September 30, 2009, an increase of $10.8 billion from June 30, 2009. The increase in account values was primarily driven by an increase in the market value of customer funds due to equity market appreciation and, to a lesser extent, by net additions. Account values in our full service business as of September 30, 2009 increased $21.3 billion from September 30, 2008, driven by $10.5 billion of net additions for the twelve months ended September 30, 2009 and the addition of $8.9 billion of account values related to the acquisition of MullinTBG, as well as an increase in the market value of customer funds due to equity market appreciation. Net additions increased $1,109 million, from $393 million in the third quarter of 2008 to $1,502 million in the third quarter of 2009, primarily reflecting higher new plan sales. New plan sales in the third quarter of 2009 included two client sales over $100 million, totaling $1.2 billion, compared to one client sale over $100 million in the third quarter of 2008. Rating agency downgrades to the claims-paying ratings of our insurance subsidiaries in the first quarter of 2009 could have an adverse impact on sales of our full service general account stable value products in future periods.

Account values in our institutional investment products business amounted to $50.1 billion as of September 30, 2009, an increase of $662 million from June 30, 2009. The increase in account values was primarily driven by increases in the market value of customer funds primarily from credit spread tightening in the fixed income markets, partially offset by net withdrawals of $1.2 billion, primarily reflecting the impact of scheduled withdrawals of our guaranteed investment products. Account values in our institutional investment products business as of September 30, 2009 increased $96 million from September 30, 2008, primarily reflecting a $3.3 billion increase in the market value of customer funds, partially offset by net withdrawals of $1.9 billion for the twelve months ended September 30, 2009, driven by the impact of scheduled withdrawals of our guaranteed investment products, and net outflows from externally managed accounts. Net withdrawals increased $132 million, from $1,062 million in the third quarter of 2008 to $1,194 million in the third quarter of 2009. This increase reflects the impact of transfers of client balances from accounts we manage to externally managed accounts, partially offset by higher additions. The increase in additions reflects higher sales of investment-only, fee-based stable value products, which more than offset lower sales of guaranteed investment products in the institutional and retail markets. Sales of our retail notes and institutional notes have been negatively impacted by unfavorable capital markets conditions, in particular during the second half of 2008 and into the third quarter of 2009, reflecting the extreme stress experienced by global financial markets from the second half of 2007 through the early portion of 2009. Rating agency downgrades to the claims-paying ratings of our insurance subsidiaries in the first quarter of 2009 could also have an adverse impact on sales of our guaranteed investment products in future periods.

2009 to 2008 Nine Month Comparison. Account values in our full service business amounted to $121.8 billion as of September 30, 2009, an increase of $22.0 billion from December 31, 2008. The increase in account values was driven by both an increase in the market value of customer funds due to equity market appreciation, and net additions of $7.8 billion. Account values in our full service business as of September 30, 2009 increased $21.3 billion from September 30, 2008, driven by $10.5 billion of net additions for the twelve months ended September 30, 2009 and the addition of $8.9 billion of account values related to the acquisition of MullinTBG, as well as an increase in the market value of customer funds due to equity markets appreciation. Net additions increased $6.6 billion, from $1.2 billion in the first nine months of 2008 to $7.8 billion in the first nine months of 2009, primarily reflecting higher new plan sales. New plan sales in the first nine months of 2009 included a concentration of large client sales, including ten client sales over $100 million, totaling $7.0 billion, compared to six client sales over $100 million in the first nine months of 2008, which totaled $1.6 billion.

Account values in our institutional investment products business amounted to $50.1 billion as of September 30, 2009, a decrease of $354 million from December 31, 2008, reflecting net withdrawals of $1.5 billion, driven by the impact of scheduled withdrawals of our guaranteed investment products, as well as net outflows from externally managed accounts. Increases in the market value of customer funds primarily from credit spread tightening in the fixed income markets partially offset these declines. Account values in our institutional investment products business as of September 30, 2009 increased $96 million from September 30, 2008, primarily reflecting a $3.3 billion increase in the market value of customer funds, partially offset by net withdrawals of $1.9 billion for the twelve months ended September 30, 2009, driven by the impact of scheduled withdrawals of our guaranteed investment products, and net outflows from externally managed accounts. Net withdrawals increased $241 million, from $1,292 million in the first nine months of 2008 to $1,533 million in the first nine months of 2009. This increase reflects the impact of lower sales of our guaranteed investment products, as discussed above.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$291	$345	$896	$1,457
Benefits and expenses	262	353	835	1,156

Adjusted operating income	29	(8)	61	301
Realized investment gains (losses), net, and related adjustments(1)	5	4	(20)	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(40)	3	(36)	29

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(6)	$(1)	$5	$336

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income increased $37 million, from a loss of $8 million in the third quarter of 2008 to income of $29 million in the third quarter of 2009. Results of the segment’s proprietary investing activities increased $81 million, from a loss of $103 million in the third quarter of 2008 to a loss of $22 million in the third quarter of 2009 primarily reflecting a reduction of losses in a fixed income fund and equity fund investments, partially offset by lower returns on real estate investments. Investment results in a fixed income fund included losses of $76 million in the third quarter of 2008, compared to $0 million in the third quarter of 2009 due to the redemption of the entire investment as of June 30, 2009. Proprietary investing results for equity investments increased $33 million reflecting losses in the third quarter of 2008, and the subsequent exit of several of these equity investment funds in 2009. Real estate proprietary investing decreased $29 million, reflecting the impact of lower real estate values on co-investments.

The improvement in adjusted operating income from the reduction in losses in proprietary investing were partially offset by a decline in results from the segment’s commercial mortgage activities reflecting a $24 million increase in the interim loan loss provision. Due to market conditions and the inherent risk of these loans, the underwriting of new interim loans was suspended during the third quarter of 2008. As of September 30, 2009, the principal balance of interim loans outstanding totaled $1.8 billion, which excludes $120 million of future fundings related to these loans that would need to be disbursed if the borrowers met the conditions for these fundings. As of September 30, 2009, these interim loans outstanding had a weighted average loan-to-value ratio of 109%, indicating that, in aggregate, the loan amount is greater than the collateral value, and a weighted average debt service coverage ratio of 1.13 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $186 million as of September 30, 2009. Results in the third quarter of 2009 also reflect a decrease in asset management fees primarily from retail customer assets as a result of lower equity markets, as well as lower asset management, transaction and performance based incentive fees related to institutional real estate investment management activities due to both lower real estate values and lower transaction volume. These declines were partially offset by a decrease in compensation costs.

2009 to 2008 Nine Month Comparison. Adjusted operating income decreased $240 million, from $301 million in the first nine months of 2008 to $61 million in the first nine months of 2009. Results in 2009 reflect lower transaction and performance based incentive fees, primarily related to institutional real estate funds reflecting a decline in real estate values, as well as a decrease in asset management fees primarily from retail and institutional customer assets primarily as a result of lower average asset values. Results of the segment’s commercial mortgage activities decreased reflecting an increase in the interim loan loss provision. In addition, the segment’s proprietary investing activities decreased $24 million primarily reflecting lower returns on real estate investments, as well as lower proprietary investing balances in 2009. Real estate proprietary investing decreased $101 million primarily reflecting the impact of lower real estate values on co-investments. Partially offsetting the decline in real estate proprietary investing was a reduction of losses in a fixed income fund which included losses of $67 million in the first nine months of 2008, compared to losses of $11 million in the first nine months of 2009. Our entire investment in the fixed income fund was redeemed as of June 30, 2009. Proprietary investing results for equity investments increased $17 million reflecting losses in the first nine months of 2008, compared to gains in the first nine months of 2009, and the subsequent exit of several of these equity investment funds in 2009. Also, results for the first nine months of 2009 reflect lower income related to mutual fund service fees and securities lending activities. These declines were partially offset by a decrease in compensation costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$129	$138	$374	$407
Retail customers(1)	71	83	189	249
General account	69	68	199	202

Total asset management fees	$269	$289	$762	$858

Incentive fees	(9)	1	(12)	83
Transaction fees	8	17	20	63
Proprietary investing	(14)	(81)	(57)	1
Commercial mortgage(2)	(5)	14	(18)	44

Total incentive, transaction, proprietary investing and commercial mortgage revenues	(20)	(49)	(67)	191

Service, distribution and other revenues(3)	42	105	201	408

Total revenues	$291	$345	$896	$1,457

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $16 million and $14 million in the three months ended September 30, 2009 and 2008, respectively, and $46 million and $42 million in the nine months ended September 30, 2009 and 2008, respectively.

	September 30, 2009	September 30, 2008
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$179.9	$170.9
Retail customers(2)	79.1	75.4
General account	184.9	175.2

Total	$443.9	$421.5

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at fair value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30, 2009	September 30, 2008
	(in millions)
Co-Investments:
Real Estate	$284	$232
Fixed Income	3	325
Seed Investments:
Real Estate	186	605
Public Equity	40	453
Fixed Income	32	53
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	29	680
Private Equity secured by Investor Equity	10	35
Real Estate secured by Fund Assets	313	277

Total	$897	$2,660

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $54 million, from $345 million in the third quarter of 2008 to $291 million in the third quarter of 2009. Service, distribution and other revenues decreased $63 million, of which $48 million related to lower revenues in certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interests in these funds. Also contributing to the decrease were lower revenues from securities lending activities. Asset management fees decreased $20 million, primarily from retail customer assets as a result of lower equity markets, as well as lower asset management fees related to institutional real estate investment management activities due to decreased asset values. Commercial mortgage revenues decreased $19 million reflecting an increase in the interim loan loss provision in the third quarter of 2009. Transaction and incentive fees decreased

$19 million primarily related to real estate investment management activities due to both lower real estate values and lower transaction volume. Proprietary investing increased $67 million reflecting a decline in losses, primarily the result of lower proprietary investing balances in 2009, including the exiting of several equity investment funds and the redemption of a fixed income fund, compared to investment losses in these funds in the third quarter of 2008. Real estate proprietary investing decreased primarily from lower real estate values on co-investments.

2009 to 2008 Nine Month Comparison. Revenues decreased $561 million, from $1.457 billion in the first nine months of 2008 to $896 million in the first nine months of 2009. Service, distribution and other revenues decreased $207 million of which $100 million related to lower revenues in certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interests in these funds. The remainder of the decrease in service, distribution and other revenues includes lower mutual fund service fee revenues, as well as a decline in revenues related to securities lending activities. Asset management fees decreased $96 million, primarily from the management of retail and institutional customer assets as a result of lower average asset values. In addition, transaction and incentive fees decreased $138 million primarily reflecting a decline in real estate values due to adverse real estate market conditions. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of September 30, 2009, $126 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $123 million as of December 31, 2008. In the first nine months of 2009, adjustments of $37 million related to previously recognized incentive fees contributed to the decline in incentive fees resulting from fund performance. Commercial mortgage revenues decreased $62 million reflecting an increase in the interim loan loss provision in the first nine months of 2009, as discussed above. Proprietary investing revenues decreased $58 million reflecting lower returns on real estate investments, as well as lower proprietary investing balances in 2009. Real estate proprietary investing revenues decreased primarily due to the impact of lower real estate values on co-investments. Proprietary investing revenues also reflect the redemption of a fixed income fund and the exiting of several equity investment funds in 2009, compared to investment losses in these funds in the first nine months of 2008.

Expenses

2009 to 2008 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $91 million, from $353 million in the third quarter of 2008 to $262 million in the third quarter of 2009, driven by lower revenues associated with certain consolidated funds, and lower interest costs related to our reduced proprietary investing activities, as discussed above. In addition, compensation costs decreased primarily due to lower incentive compensation as a result of lower revenues, as well as lower headcount.

2009 to 2008 Nine Month Comparison. Expenses decreased $321 million, from $1.156 billion in the first nine months of 2008 to $835 million in the first nine months of 2009, driven by lower expenses related to performance based incentive fees, lower revenues associated with certain consolidated funds, the decline in mutual fund service fee revenue, and lower interest costs related to our reduced proprietary investing activities, as discussed above. In addition, compensation costs decreased primarily due to lower incentive compensation as a result of lower revenues, as well as lower headcount.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$656	$682	$2,039	$2,038
Benefits and expenses	413	444	1,618	1,601

Adjusted operating income	243	238	421	437
Realized investment gains (losses), net, and related adjustments(1)	43	(158)	75	(228)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$286	$80	$496	$209

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income increased $5 million, from $238 million in the third quarter of 2008 to $243 million in the third quarter of 2009. Results for both periods benefited from lower amortization of net deferred policy acquisition costs and unearned revenue reserves, partially offset by an increase in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review. The annual review covers assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. The third quarter of 2009 includes a $55 million benefit from the annual review, primarily reflecting higher investment spread assumptions and improved future mortality expectations. The benefit of these items was partially offset by updates to the interest rate assumptions which increased the reserve for the guaranteed minimum death benefit feature in certain contracts, as well as a reduction in our future rate of return assumption, as discussed below. Adjusted operating income for the third quarter of 2008 includes a $79 million benefit from the annual review, primarily reflecting improved future mortality expectations. Third quarter 2009 results also include a $30 million benefit from compensation received based on multi-year profitability of third-party products we distribute, while results for the prior year quarter include a similar benefit of $53 million. These compensation arrangements are subject to renegotiation periodically which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements was renegotiated in 2008 and the profit opportunities will be significantly reduced in 2010 and beyond.

Absent the effect of these items, adjusted operating income for the third quarter of 2009 increased $52 million from the year-ago quarter. On this basis, the increase in adjusted operating income primarily reflects lower amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves associated with the quarterly impact of changes to the estimate of total gross profits primarily due to favorable separate account fund performance in the period, that are not part of the annual review. More favorable mortality experience, net of reinsurance, in the third quarter of 2009 compared to the third quarter of 2008 also contributed to the increase in adjusted operating income. Slightly offsetting these items was a decrease in asset based fees due to lower average separate account asset balances in comparison to the prior year quarter, reflecting the impact of the unfavorable equity markets in late 2008 and early 2009.

Amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves includes the impact of actual market performance on both actual profits and estimated future gross profits, used as the basis for amortizing deferred policy acquisition costs. We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the third quarter of 2009, the projected future annual rate of return calculated using the reversion to the mean approach was greater than our maximum future rate of return assumption across all asset types for this business. As a result, we utilized the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. As discussed above, the near-term maximum future rate of return under the reversion to mean approach was reduced in the third quarter of 2009 from 10.9% to 10.1% as part of our annual review. Included in this revised blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments.

2009 to 2008 Nine Month Comparison. Adjusted operating income decreased $16 million, from $437 million in the first nine months of 2008 to $421 million in the first nine months of 2009. Results for both periods benefited from lower amortization of net deferred policy acquisition costs and unearned revenue reserves, partially offset by an increase in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actual assumptions based on an annual review. Adjusted operating income for the first nine months of 2009 includes a $55 million benefit from the annual review compared to a similar benefit of $79 million for the first nine months of 2008, as discussed above. Results for the first nine months of 2009 also include a $30 million benefit from compensation received based on multi-year profitability of third-party products we distribute, while results for the prior year period include a $53 million benefit for this item, as discussed above.

Absent the effect of these items, adjusted operating income for the first nine months of 2009 increased $31 million from the prior year period. The increase in adjusted operating income reflects lower amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves relating to current quarter experience, primarily reflecting the impact of more favorable equity markets on separate account fund performance, which was partially offset by an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves reflecting the impact of unfavorable equity markets in late 2008 and early 2009 on variable product policy persistency. This net decrease in deferred policy acquisition costs net of related amortization of unearned revenue reserves reflects the quarterly impact of changes to the estimate of total gross profits primarily due to favorable separate account fund performance in the period, that are not part of the annual review. Results in 2009 also reflect higher earnings from growth in term and universal life insurance in force. More favorable mortality experience, net of reinsurance, in the first nine months of 2009 compared to the first nine months of 2008 also contributed to the increase in adjusted operating income. Partially offsetting these items was a decrease in asset based fees due to lower average separate account asset balances reflecting the impact of the unfavorable equity markets in late 2008 and early 2009, as well as losses on an investment in a real property separate account fund.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $26 million, from $682 million in the third quarter of 2008 to $656 million in the third quarter of 2009. Policy charges and fees and asset management fees and other income decreased $63 million, including a $26 million decrease in compensation received based on multi-year profitability of third-party products we distribute and an increase of $11 million to the amortization of unearned revenue reserves due to the annual review of assumptions, as discussed above. Absent these items policy charges and fees and asset management fees and other income decreased $48 million, primarily reflecting lower asset based fees due to lower average separate account asset balances reflecting the unfavorable impact of equity market performance in late 2008 and early 2009. Premiums increased $23 million, primarily due to growth of our in force block of term insurance. Net investment income increased $14 million, reflecting higher asset balances primarily from the financing of statutory reserves required for certain term life insurance policies and growth in universal life account balances due to increased policyholder deposits.

2009 to 2008 Nine Month Comparison. Revenues increased $1 million, from $2,038 million in the first nine months of 2008 to $2,039 million in the first nine months of 2009. Premiums increased $57 million, primarily due to growth of our in force block of term insurance. Net investment income increased $49 million, reflecting higher asset balances primarily from the financing of statutory reserves required for certain term life insurance policies and growth in universal life account balances due to increased policyholder deposits, partially offset by losses on an investment in a real property separate account fund. Policy charges and fees and asset management fees and other income decreased $105 million, including a $26 million decrease in compensation received based on multi-year profitability of third-party products we distribute and an increase of $11 million to the amortization of unearned revenue reserves due to the annual review of assumptions, as discussed above. Absent these items policy charges and fees and asset management fees and other income decreased $90 million, primarily reflecting lower asset based fees due to lower average separate account asset balances reflecting the unfavorable impact of equity market performance in late 2008 and early 2009.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $31 million, from $444 million in the third quarter of 2008 to $413 million in the third quarter of 2009. Absent the impacts of the annual reviews conducted in the third quarter of both periods, as discussed above, benefits and expenses decreased $66 million, from $604 million in the third quarter of 2008 to $538 million in the third quarter of 2009. On this basis, amortization of deferred policy acquisition costs decreased $79 million, primarily reflecting the impact of more favorable equity markets on separate account fund performance. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $29 million, reflecting higher policyholder reserves from growth in our in force block of term insurance and an increase in interest credited to policyholders’ account balances due to growth in universal life account balances from increased policyholder deposits, partially offset by lower death claim costs.

2009 to 2008 Nine Month Comparison. Benefits and expenses increased $17 million, from $1,601 million in the first nine months of 2008 to $1,618 million in the first nine months of 2009. Absent the impacts of the annual reviews conducted in the third quarter of both periods, as discussed above, benefits and expenses decreased $18 million, from $1,761 million in the first nine months of 2008 to $1,743 million in the first nine months of 2009. On this basis, amortization of deferred policy acquisition costs decreased $76 million, primarily reflecting the impact of more favorable equity markets in the second and third quarters of 2009 on separate account fund performance, which was partially offset by an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves reflecting the impact of unfavorable equity markets in late 2008 and early 2009 on variable product policy persistency. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $72 million, reflecting an expected level of higher death claim costs and policyholder reserves associated with growth in our in force block of term insurance and an increase in interest credited to policyholders’ account balances due to growth in universal life account balances from increased policyholder deposits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Annualized New Business Premiums(1):
Excluding corporate-owned life insurance:
Variable life	$3	$8	$12	$29
Universal life	26	21	86	60
Term life	57	53	170	156

Total excluding corporate-owned life insurance	86	82	268	245
Corporate-owned life insurance	—	—	—	—

Total	$86	$82	$268	$245

Annualized new business premiums by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$22	$26	$68	$83
Third party	64	56	200	162

Total	$86	$82	$268	$245

(1)	The Individual Life sales measure was modified in the fourth quarter of 2008 to reflect annualized new business premiums, which represent annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. This new measure provides a more meaningful presentation of sales results and trends than the former measure, which included 100% of excess (unscheduled) or single premiums. Prior period amounts have been restated to conform to the current presentation.

2009 to 2008 Three Month Comparison. Sales of new life insurance, measured as described above, increased $4 million, from $82 million in the third quarter of 2008 to $86 million in the third quarter of 2009. The increase in sales is primarily due to a $5 million increase in sales of universal life products and a $4 million increase in term life product sales, primarily by the third party distribution channel, partially offset by a $5 million decrease in sales of variable life products by Prudential Agents. Sales from the third party distribution channel were $8 million higher than the prior year quarter due to higher sales of term life products reflecting market disruptions for some of our competitors as well as higher sales of universal life products reflecting the impact of product repricing in the second half of 2008. In the second and fourth quarter of 2009 we increased universal life and term life prices, which could impact future sales. Sales by Prudential Agents were $4 million lower than the prior year quarter primarily due to lower sales of variable life products which were impacted by the unfavorable market conditions experienced in late 2008 and early 2009. The number of Prudential Agents decreased slightly from 2,482 at September 30, 2008 to 2,453 at September 30, 2009.

2009 to 2008 Nine Month Comparison. Sales of new life insurance, measured as described above, increased $23 million, from $245 million in the first nine months of 2008 to $268 million in the first nine months of 2009. The increase in sales is primarily due to a $26 million increase in sales of universal life products and a $14 million increase in term life product sales primarily by the third party distribution channel, partially offset by a $17 million decrease in sales of variable life products by Prudential Agents. Sales from the third party distribution channel were $38 million higher than the first nine months of 2008 due to higher sales of universal life products reflecting the impact of product repricing in the second half of 2008 as well as higher sales of term life products reflecting market disruptions for some of our competitors. Sales by Prudential Agents were $15 million lower than the first nine months of 2008 primarily due to lower sales of variable life products which were impacted by the unfavorable market conditions experienced in late 2008 and early 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Cash value of surrenders	$173	$188	$665	$562

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.4%	3.5%	4.4%	3.4%

2009 to 2008 Three Month Comparison. The total cash value of surrenders decreased $15 million, from $188 million in the third quarter of 2008 to $173 million in the third quarter of 2009, reflecting a lower volume of variable life insurance surrenders compared to the prior year quarter, primarily due to more favorable market conditions that began in the second quarter of 2009. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 3.5% in the third quarter of 2008 to 3.4% in the third quarter of 2009.

2009 to 2008 Nine Month Comparison. The total cash value of surrenders increased $103 million, from $562 million in the first nine months of 2008 to $665 million in the first nine months of 2009, reflecting a greater volume of surrenders, including lapses to extended term, of variable life insurance in 2009 compared to the prior year, due primarily to market conditions and policyholders electing to surrender their policies rather than make premium payments or the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.4% in the first nine months of 2008 to 4.4% in the first nine months of 2009.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$1,356	$1,232	$3,992	$3,707
Benefits and expenses	1,292	1,131	3,730	3,436

Adjusted operating income	64	101	262	271
Realized investment gains (losses), net, and related adjustments(1)	(8)	(46)	(193)	(249)
Related charges(2)	(2)	—	(6)	—

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$54	$55	$63	$22

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $37 million, from $101 million in the third quarter of 2008 to $64 million in the third quarter of 2009. The prior year quarter reflects a net benefit of $13 million, as compared to a net benefit of zero in the current year quarter, from refinements in group disability reserves as a result of annual reviews. Also contributing to the decrease in adjusted operating income were lower underwriting results in both our group disability and group life businesses due to less favorable claims experience.

2009 to 2008 Nine Month Comparison. Adjusted operating income decreased $9 million, from $271 million in the first nine months of 2008 to $262 million in the first nine months of 2009. Results for the first nine months of 2008 include a $20 million benefit from a premium adjustment for updated data on a large group life insurance case and a $13 million benefit from refinements in group disability reserves as a result of annual reviews. Excluding the prior year benefits from the premium adjustment and annual reserve refinements, adjusted operating income increased $24 million due to improved underwriting results during the first nine months of 2009 in both our group life and group disability businesses primarily related to business growth, which was partially offset by a related increase in operating expenses.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $124 million, from $1.232 billion in the third quarter of 2008 to $1.356 billion in the third quarter of 2009. Group life premiums and policy charges and fee income increased by $84 million, from $789 million in the third quarter of 2008 to $873 million in the third quarter of 2009, primarily reflecting growth of business in force resulting from new sales and continued strong persistency. Also contributing to this increase were higher premiums from retrospectively experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $32 million from $259 million in the third quarter of 2008 to $291 million in the third quarter of 2009, primarily reflecting growth in business in force resulting from new sales and continued strong persistency.

2009 to 2008 Nine Month Comparison. Revenues increased $285 million, from $3.707 billion in the first nine months of 2008 to $3.992 billion in the first nine months of 2009. Group life premiums and policy charges and fee income increased by $187 million, from $2.392 billion in the first nine months of 2008 to $2.579 billion in the first nine months of 2009. This increase primarily reflects growth of business in force resulting from new sales, and continued strong persistency of 94.7% in the first nine months of 2009 compared to 93.6% in the first nine months of 2008. Also contributing to this increase were higher premiums from retrospectively experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Partially offsetting the increase in group life premium is the premium adjustment recorded during the first nine months of 2008 as discussed above. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $88 million, from $764 million in the first nine months of 2008 to $852 million in the first nine months of 2009. This increase primarily reflects growth of business in force resulting from new sales, and continued strong persistency of 92.3% in the first nine months of 2009 compared to 86.7% in the first nine months of 2008.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Benefits ratio(1):
Group life	89.8%	88.1%	88.4%	88.2%
Group disability	93.5	81.5	88.5	86.4
Administrative operating expense ratio(2):
Group life	9.1	9.4	8.9	8.6
Group disability	17.5	19.3	17.8	19.5

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $161 million, from $1.131 billion in the third quarter of 2008 to $1.292 billion in the third quarter of 2009. This increase reflects a $151 million increase in policyholders’ benefits, including the change in policy reserves, from $906 million in the third quarter of 2008 to $1.057 billion in the third quarter of 2009, reflecting growth of business in force and less favorable claims experience in both our group life and group disability businesses, including greater benefits on retrospectively experience-rated group life business that resulted in increased premiums as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth, as well as the impact on reserves as a result of the annual reviews.

The group life benefits ratio deteriorated 1.7 percentage points from the third quarter of 2008 to the third quarter of 2009, due to less favorable mortality experience. The group disability benefits ratio deteriorated 12.0 percentage points from the third quarter of 2008 to the third quarter of 2009, due to less favorable claims experience combined with the impact of the annual reserve refinements as a result of annual reviews. Excluding the impact of the annual reserve refinements, the group disability benefits ratio deteriorated approximately 6.6 percentage points. The group life administrative operating expense ratio was relatively unchanged from the third quarter of 2008 to the third quarter of 2009. The group disability administrative operating expense ratio improved from the third quarter of 2008 to the third quarter of 2009, as growth in the business outpaced the related increase in operating expenses.

2009 to 2008 Nine Month Comparison. Benefits and expenses increased $294 million, from $3.436 billion in the first nine months of 2008 to $3.730 billion in the first nine months of 2009. This increase reflects a $263 million increase in policyholders’ benefits, including the change in policy reserves, from $2.770 billion in the first nine months of 2008 to $3.033 billion in the first nine months of 2009, primarily due to growth of business in force and greater benefits on retrospectively experience-rated group life business that resulted in increased premiums as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth.

The group life benefits ratio was relatively unchanged from the first nine months of 2008 to the first nine months of 2009. Excluding the impact of the premium adjustment discussed above, the group life benefits ratio improved approximately 0.5 percentage points due to more favorable mortality experience. The group disability benefits ratio deteriorated 2.1 percentage points from the first nine months of 2008 to the first nine months of 2009, due to less favorable claims experience combined with the impact of annual reserve refinements as a result of annual reviews. Excluding the impact of the annual reserve refinements, the group disability benefits ratio deteriorated approximately 0.7 percentage points. The group life administrative operating expense ratio was relatively unchanged from the first nine months of 2008 to the first nine months of 2009. The group disability administrative operating expense ratio improved from the first nine months of 2008 to the first nine months of 2009, as growth in the business outpaced the related increase in operating expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Annualized new business premiums(1):
Group life	$53	$70	$298	$212
Group disability(2)	57	47	217	178

Total	$110	$117	$515	$390

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2009 to 2008 Three Month Comparison. Total annualized new business premiums decreased $7 million, from $117 million in the third quarter of 2008 to $110 million in the third quarter of 2009. Group life sales decreased $17 million due to lower large case sales to both new and existing customers. Group disability sales increased $10 million due to increased sales to existing customers.

2009 to 2008 Nine Month Comparison. Total annualized new business premiums increased $125 million, from $390 million in the first nine months of 2008 to $515 million in the first nine months of 2009. Group life sales increased $86 million driven primarily by increased large case sales to both new and existing customers during the first nine months of 2009. Group disability sales increased $39 million primarily due to increased sales to new and existing customers, partially offset by lower premiums associated with the assumption of existing liabilities from third parties during the first nine months of 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$(19)	$8	$(23)	$9
International Investments	1	(1)	5	—

Total International Insurance and Investments Division	$(18)	$7	$(18)	$9

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedge of actual earnings as a result of projected earnings differing from actual earnings. The net impact of this program recorded within the Corporate and Other operations were gains of $13 million and $5 million for the three months ended September 30, 2009 and 2008, respectively, and gains of $26 million and $7 million for the nine months ended September 30, 2009 and 2008, respectively.

The notional amount of these forward currency contracts was $2.5 billion and $2.8 billion as of September 30, 2009 and December 31, 2008, respectively, of which $1.8 billion as of both September 30, 2009 and December 31, 2008 related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars interest income. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of September 30, 2009, the notional amount of these investments was ¥428 billion, or $3.8 billion, as compared to ¥500 billion, or $4.4 billion as of December 31, 2008, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yields generated by these investments were 2.3% and 2.5% for the three and nine months ended September 30, 2009, respectively, and 2.3% for both the three and nine months ended September 30, 2008.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	September 30, 2009	December 31, 2008
	(in millions)
Cross-currency coupon swap agreements	$(43)	$12
Foreign exchange component of interest on dual currency investments	(87)	(82)

Total	$(130)	$(70)

The table below presents as of September 30, 2009, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	Interest component of dual currency investments (1)	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2009	¥0.9	¥1.5	¥2.4	88.9
2010	3.6	5.0	8.6	88.2
2011	3.4	3.9	7.3	85.3
2012	3.1	2.9	6.0	83.0
2013-2034	33.3	53.5	86.8	79.3

Total	¥44.3	¥66.8	¥111.1	80.7

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $0.9 billion as of September 30, 2009. The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We are in the process of developing an economic capital framework, which includes available economic capital, as discussed in “—Liquidity and Capital Resources—Prudential Financial—Economic Capital,” and as we further develop this framework, or as other events occur, we may alter this strategy. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our Japanese insurance operations, we currently seek to hedge a portion of estimated available economic capital and other measures of value, including the amount attributable to the U.S. GAAP equity of our Japanese insurance operations, which totaled $5.5 billion as of September 30, 2009 excluding “Accumulated other comprehensive income” components of equity and certain other adjustments. We hedge the estimated available economic capital in our Japanese insurance operations through a variety of instruments, including U.S. dollar denominated assets. These assets are financed with yen-denominated liabilities and equity held in our Japanese insurance operations. In addition, we may also hedge estimated available economic capital using instruments held in our U.S.

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

As of September 30, 2009, the aggregate amount of the instruments serving as hedges of our estimated available economic capital in our Japanese insurance operations amounted to $7.0 billion, a decrease of $0.8 billion from the $7.8 billion hedged as of December 31, 2008. These instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.4 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $0.7 billion held in our Japanese insurance operations, as well as $0.8 billion of net yen-denominated liabilities held in our U.S. domiciled entities, including a portion that has been converted to yen using swaps. The effects of the yen-denominated liabilities are reported in Corporate & Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above, which when added to the $7.0 billion of instruments serving as an equity hedge of our estimated available economic capital, results in a total estimated available economic capital hedge of approximately $9.7 billion as of September 30, 2009.

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

We also incorporate the impact of foreign currency exchange rate movements on the remaining U.S. dollar denominated net asset position of our Japanese insurance operations, which primarily relates to accrued investment income, as part of our overall application of the hedge of available economic capital. These U.S. dollar denominated assets and liabilities are remeasured for foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities, and the related change in value is recorded within “Asset management fees and other income.” As these U.S. dollar denominated assets and liabilities are included in the determination of the Japanese insurance operations’ level of available economic capital, we exclude all remeasurement related to these items from adjusted operating income.

In addition, as of September 30, 2009 and December 31, 2008, our international insurance operations had $7.3 billion and $6.2 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. A portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,596	$1,462	$4,777	$4,528
Gibraltar Life	1,072	764	2,961	2,352

	2,668	2,226	7,738	6,880
Benefits and expenses:
Life Planner operations	1,286	1,169	3,858	3,664
Gibraltar Life	882	597	2,490	1,890

	2,168	1,766	6,348	5,554

Adjusted operating income:
Life Planner operations	310	293	919	864
Gibraltar Life	190	167	471	462

	500	460	1,390	1,326

Realized investment gains (losses), net, and related adjustments(1)	(164)	(66)	(941)	(441)
Related charges(1)(2)	6	(8)	75	(8)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	17	(124)	76	(236)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(17)	124	(76)	236
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(3)	1	—	3

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$339	$387	$524	$880

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. Concurrent with our acquisition, substantially all of Yamato’s insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These surrender charges are 20% in the first year and will decline by 2% each year thereafter. Subsequent to the acquisition, we renamed the acquired company The Prudential Financial of Japan Life Insurance Company Ltd.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income from Life Planner operations increased $17 million, from $293 million in the third quarter of 2008 to $310 million in the third quarter of 2009, with no impact from currency fluctuations. The increase in adjusted operating income primarily reflects the continued growth of our Japanese Life Planner operation, as well as more favorable mortality. Partially offsetting these increases was the lower benefit in the current quarter from a reduction in amortization of deferred policy acquisition costs primarily reflecting improved future mortality assumptions, which benefited both periods, associated with our annual review of the estimated gross profits used to amortize deferred policy acquisition costs.

Gibraltar Life’s adjusted operating income increased $23 million, from $167 million in the third quarter of 2008 to $190 million in the third quarter of 2009, with no impact from currency fluctuations. The increase in adjusted operating income reflects $25 million of earnings in the third quarter of 2009 from the acquired former business of Yamato Life. The earnings from Yamato include approximately $15 million largely related to initial surrenders of policies following the restructuring of the business, essentially consistent with our overall expectations. Also impacting adjusted operating income was a decline in investment income margins reflecting actions taken to reduce equity exposure, which was partially offset by the continued growth of our multi-currency denominated fixed annuity products.

2009 to 2008 Nine Month Comparison. Adjusted operating income from Life Planner operations increased $55 million, from $864 million in the first nine months of 2008 to $919 million in the first nine months of 2009, including a $4 million net unfavorable impact of currency fluctuations. This increase in adjusted operating income primarily reflects the continued growth of our Japanese Life Planner operation, as well as improved investment income margins. The improved investment income margins primarily reflect higher investment yields and investment portfolio growth. In addition, adjusted operating income benefited by $25 million in the first nine months of 2009 due to the continuing migration to a new policy valuation system that resulted in favorable refinements that mostly benefited our Japanese Life Planner operations in the current period. We anticipate completing this initiative in 2010. Partially offsetting these items was higher general and administrative expenses and increased amortization of deferred policy acquisition costs reflecting slightly less favorable persistency and unfavorable market conditions.

Gibraltar Life’s adjusted operating income increased $9 million, from $462 million in the first nine months of 2008 to $471 million in the first nine months of 2009, with no impact from currency fluctuations. The increase in adjusted operating income reflects $25 million of earnings in the third quarter of 2009 from the acquired former business of Yamato Life, as discussed above. Also benefiting adjusted operating income was more favorable mortality experience than that of the prior year period and higher earnings from growth in our multi-currency denominated fixed annuity. Offsetting these items is a decline in expense and other margins, which reflects higher general and administrative expenses, as well as a detriment of $7 million in the first nine months of 2009 due to the migration to a new policy valuation system that resulted in unfavorable refinements in the current period.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $442 million, from $2.226 billion in the third quarter of 2008 to $2.668 billion in the third quarter of 2009, including a net favorable impact of $145 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $297 million, from $2.278 billion in the third quarter of 2008 to $2.575 billion in the third quarter of 2009.

Revenues from our Life Planner operations increased $134 million, from $1.462 billion in the third quarter of 2008 to $1.596 billion in the third quarter of 2009, including a net favorable impact of currency fluctuations of $48 million. Excluding the impact of currency fluctuations, revenues increased $86 million from the third quarter of 2008 to the third quarter of 2009. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $51 million, from $1.230 billion in the third quarter of 2008 to $1.281 billion in the third quarter of 2009. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $44 million, from $850 million in the third quarter of 2008 to $894 million in the third quarter of 2009, primarily reflecting growth of business in force from new sales and continued strong persistency. Net investment income also increased $27 million, from $252 million in the third quarter of 2008 to $279 million in the third quarter of 2009, primarily due to investment portfolio growth.

Revenues from Gibraltar Life increased $308 million, from $764 million in the third quarter of 2008 to $1.072 billion in the third quarter of 2009, including a favorable impact from currency fluctuations of $97 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $211 million from the third quarter of 2008 to the third quarter of 2009. This increase reflects a $199 million increase in premiums, from $505 million in the third quarter of 2008 to $704 million in the third quarter of 2009, as premiums benefited $102 million from additional face amounts of insurance issued pursuant to the final payment under a special dividend arrangement established as part of Gibraltar Life’s reorganization in 2001 for which the third quarter of 2008 includes no such benefit. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also reflected in premiums is $54 million of renewal premiums from the acquisition of Yamato, as well as higher sales of single premium whole life during the third quarter of 2009.

2009 to 2008 Nine Month Comparison. Revenues increased $858 million, from $6.880 billion in the first nine months of 2008 to $7.738 billion in the first nine months of 2009, including a net favorable impact of $235 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $623 million, from $6.927 billion in the first nine months of 2008 to $7.550 billion in the first nine months of 2009.

Revenues from our Life Planner operations increased $249 million, from $4.528 billion in the first nine months of 2008 to $4.777 billion in the first nine months of 2009, including a net unfavorable impact of currency fluctuations of $28 million. Excluding the impact of currency fluctuations, revenues increased $277 million from the first nine months of 2008 to the first nine months of 2009. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $176 million, from $3.773 billion in the first nine months of 2008 to $3.949 billion in the first nine months of 2009. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $151 million, from $2.644 billion in the first nine months of 2008 to $2.795 billion in the first nine months of 2009, primarily reflecting growth of business in force from new sales and continued strong persistency. Net investment income also increased $88 million, from $715 million in the first nine months of 2008 to $803 million in the first nine months of 2009, primarily due to higher investment yields and investment portfolio growth.

Revenues from Gibraltar Life increased $609 million, from $2.352 billion in the first nine months of 2008 to $2.961 billion in the first nine months of 2009, including a favorable impact from currency fluctuations of $263 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $346 million from the first nine months of 2008 to the first nine months of 2009. This increase reflects a $301 million increase in premiums, from $1.587 billion in first nine months of 2008 to $1.888 billion in the first nine months of 2009, as premiums benefited $102 million from additional face amounts of insurance issued under a special dividend arrangement as discussed above for which the first nine months of 2008 includes no such benefit. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also reflected in premiums is $54 million of renewal premiums from the acquisition of Yamato, as well as higher sales of single premium whole life during the first nine months of 2009.

Due to the long-term nature of many of the products we sell in Japan, we have historically sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. Based on an evaluation of market conditions at the time, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended September 30, 2009 and 2008 we recognized gains of $8 million and losses of $6 million, respectively, and for the nine months ended September 30, 2009 and 2008 we recognized gains of $22 million and losses of $14 million, respectively, in adjusted operating income related to these realized investment gains (losses). As of September 30, 2009, $758 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 32 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and we expect to resume implementing strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions changes. As we do so, the impact to our portfolio yields upon the resumption of these strategies will depend on the then current interest rate environment.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $402 million, from $1.766 billion in the third quarter of 2008 to $2.168 billion in the third quarter of 2009, including a net unfavorable impact of $145 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $257 million, from $1.808 billion in the third quarter of 2008 to $2.065 billion in the third quarter of 2009.

Benefits and expenses of our Life Planner operations increased $117 million, from $1.169 billion in the third quarter of 2008 to $1.286 billion in the third quarter of 2009, including a net unfavorable impact of $48 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $69 million from the third quarter of 2008 to the third quarter of 2009. Benefits and expenses of our Japanese Life Planner operation increased $55 million from $779 million in the third quarter of 2008 to $834 million in the third quarter of 2009, primarily reflecting an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force. The increase in policyholder benefits was partially offset by more favorable mortality.

Gibraltar Life’s benefits and expenses increased $285 million, from $597 million in the third quarter of 2008 to $882 million in the third quarter of 2009, including a net unfavorable impact of currency fluctuations of $97 million. Excluding the impact of currency fluctuations, benefits and expenses increased $188 million from the third quarter of 2008 to the third quarter of 2009. This increase primarily reflects an increase in policyholder benefits, including changes in reserves, of $157 million reflecting the effects of the special dividend arrangement discussed above, the acquisition of Yamato and higher single premium whole life sales in the current quarter.

2009 to 2008 Nine Month Comparison. Benefits and expenses increased $794 million, from $5.554 billion in the first nine months of 2008 to $6.348 billion in the first nine months of 2009, including a net unfavorable impact of $239 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $555 million, from $5.571 billion in the first nine months of 2008 to $6.126 billion in the first nine months of 2009.

Benefits and expenses of our Life Planner operations increased $194 million, from $3.664 billion in the first nine months of 2008 to $3.858 billion in the first nine months of 2009, including a net favorable impact of $24 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $218 million from the first nine months of 2008 to the first nine months of 2009. Benefits and expenses of our Japanese Life Planner operation increased $172 million from $2.443 billion in the first nine months of 2008 to $2.615 billion in the first nine months of 2009, primarily reflecting an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force. Also contributing to the increase in benefits and expenses was higher general and administrative expenses and increased amortization of deferred policy acquisition costs reflecting slightly less favorable persistency and unfavorable market conditions. Reflected in the higher general and administrative expenses is $10 million of expenses recorded in the first nine months of 2009 for the Life Planner operations related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s benefits and expenses increased $600 million, from $1.890 billion in the first nine months of 2008 to $2.490 billion in the first nine months of 2009, including an unfavorable impact of currency fluctuations of $263 million. Excluding the impact of currency fluctuations, benefits and expenses increased $337 million from the first nine months of 2008 to the first nine months of 2009. This increase reflects an increase in policyholder benefits, including changes in reserves, of $234 million reflecting the effects of the special dividend arrangement discussed above, higher single premium whole life sales in the first nine months of 2009, and the acquisition of Yamato, partially offset by more favorable mortality experience than that of the prior year period. Also contributing to this increase is higher amortization of deferred policy acquisition costs related to the continued growth of our U.S. dollar denominated fixed annuity product and the increase in single premium whole life sales, as well as higher general and administrative expenses.

We currently estimate that we will incur approximately $35 million of non-capitalizable costs during the fourth quarter of 2009 and the first half of 2010 related to our on-going initiative in Japan to enhance our information processes and technology systems, as discussed above, with the vast majority of these expenditures to be recognized in our Gibraltar Life operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$212	$175	$613	$598
Gibraltar Life	149	111	409	353

Total	$361	$286	$1,022	$951

On a constant exchange rate basis:
Life Planner operations	$205	$178	$613	$599
Gibraltar Life	140	112	384	355

Total	$345	$290	$997	$954

2009 to 2008 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $55 million, from $290 million in the third quarter of 2008 to $345 million in the third quarter of 2009.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $27 million, mainly due to higher sales in Korea and Taiwan mostly reflective of the improving economic environment.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $28 million, primarily due to higher sales of protection products, such as whole life and retirement income products, in our bank distribution channels. Also contributing to the increase were higher sales of our multi-currency denominated fixed annuity products.

2009 to 2008 Nine Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $43 million, from $954 million in the first nine months of 2008 to $997 million in the first nine months of 2009.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $14 million, due to higher sales in Korea and Taiwan mostly reflective of the improving economic environment.

The number of Life Planners increased by 237, or 4%, from 6,267 as of September 30, 2008 to 6,504 as of September 30, 2009, driven by increases of 102 in Taiwan, 77 in Korea and 74 in Brazil. During the same period, the number of Life Planners in Japan decreased by 41, reflective of the transfer of 163 Life Planners to Gibraltar over the last twelve months, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Life Planners would have increased 6%, from September 30, 2008 to September 30, 2009. Prior to September 30, 2008, an additional 140 Japanese Life Planners were transferred to Gibraltar.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $29 million, primarily due to higher sales of protection products in our bank distribution channels. Also contributing to the increase were higher sales of our multi-currency denominated fixed annuity products.

The number of Life Advisors was relatively unchanged from 6,057 as of September 30, 2008 to 6,060 as of September 30, 2009, as new hires and the 67 Life Planners transferred to Gibraltar over the last twelve months were offset by resignations and terminations due to failure to meet minimum sales production standards. The remaining Life Planners transferred to Gibraltar, as discussed above, are not considered Life Advisors.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first nine months of 2009 and the first nine months of 2008 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating results:
Revenues	$108	$151	$317	$469
Expenses	95	114	278	381

Adjusted operating income	13	37	39	88
Realized investment gains (losses), net, and related adjustments(1)	(6)	(1)	(6)	2
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(11)	(7)	(30)	(21)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(4)	$29	$3	$69

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

In 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. We subsequently renamed the company Prudential Investment & Securities Co., Ltd, or PISC. On January 25, 2008, we acquired the remaining 20 percent for $90 million and PISC is now a wholly owned operation. On October 4, 2009, we announced that we are exploring our options with regard to our Korean asset management operations, including a possible sale. This announcement does not affect our Korean life insurance operations.

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

On May 25, 2009, we entered into an agreement with Mexican financial services group Grupo Actinver SA to sell our mutual fund and banking operations in Mexico. As a result, we have reflected these operations as discontinued operations for all periods presented as of September 30, 2009. This transaction closed on October 6, 2009. This transaction does not include our insurance business, our pension fund business or our real estate investments that are located in Mexico. Income (loss) from discontinued operations reflects $(1) million and $1 million for the nine months ended September 30, 2009 and 2008, respectively, related to these operations. Net income from these operations was zero for both the three months ended September 30, 2009 and 2008.

Adjusted Operating Income

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $24 million, from $37 million in the third quarter of 2008 to $13 million in the third quarter of 2009. This decrease primarily reflects lower results from the segment’s global commodities group due to less favorable sales and trading results, as well as a benefit of $14 million in the prior year quarter due to market value changes on securities relating to exchange memberships. The results of the segment’s asset management businesses were relatively unchanged from the third quarter of 2008 to the third quarter of 2009, as higher performance based fees were mostly offset by lower revenues due to the conclusion of the agreement with the Korean government. The adjusted operating income of our Korean asset management operation includes $5 million in the third quarter of 2008 of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC, related to the provision of asset management and brokerage services, which agreement ended on February 27, 2009.

2009 to 2008 Nine Month Comparison. Adjusted operating income decreased $49 million, from $88 million in the first nine months of 2008 to $39 million in the first nine months of 2009. This decrease reflects lower results from the segment’s global commodities group due to less favorable sales and trading results and a lower benefit from market value changes on securities relating to exchange memberships in the first nine months of 2009, partially offset by a $19 million credit loss related to a brokerage client that was recorded in the first nine months of 2008. Also contributing to the decline in adjusted operating income were lower results from the segment’s Korean asset management operations primarily due to a decline in asset based fees and the conclusion of the agreement with the Korean government discussed above. The adjusted operating income of our Korean asset management operation includes fee revenue from the Korean government under the agreement discussed above of $3 million and $14 million in the first nine months of 2009 and 2008, respectively.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $43 million, from $151 million in the third quarter of 2008 to $108 million in the third quarter of 2009, primarily reflecting lower revenues in the global commodities group.

2009 to 2008 Nine Month Comparison. Revenues decreased $152 million, from $469 million in the first nine months of 2008 to $317 million in the first nine months of 2009, primarily reflecting lower revenues in the global commodities group and the Korean asset management operation.

Expenses

2009 to 2008 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $19 million, from $114 million in the third quarter of 2008 to $95 million in the third quarter of 2009, primarily reflecting lower expenses corresponding with the lower level of revenues generated by the global commodities group.

2009 to 2008 Nine Month Comparison. Expenses decreased $103 million, from $381 million in the first nine months of 2008 to $278 million in the first nine months of 2009, primarily reflecting lower expenses corresponding with the lower level of revenues generated by the global commodities group and the Korean asset management operation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating Results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$12	$56	$41	$187
Capital debt interest expense	(126)	(100)	(362)	(228)
Pension income and employee benefits	72	75	172	207
Other corporate activities	(165)	(65)	(326)	(245)

Total Corporate Operations(1)	(207)	(34)	(475)	(79)
Real Estate and Relocation Services	6	(4)	(54)	(30)

Adjusted operating income	(201)	(38)	(529)	(109)

Realized investment gains (losses), net, and related adjustments(2)	(125)	20	(15)	11
Investment gains on trading account assets supporting insurance liabilities, net(1)(3)
Divested businesses(4)	25	(219)	(31)	(276)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(38)	216	(9)	134

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(339)	$(21)	$(584)	$(240)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

2009 to 2008 Three Month Comparison. Adjusted operating income decreased $163 million, from a loss of $38 million in the third quarter of 2008 to a loss of $201 million in the third quarter of 2009. Adjusted operating income from corporate operations decreased $173 million, from a loss of $34 million in the third quarter of 2008 to a loss of $207 million in the third quarter of 2009. Investment income, net of interest expense, excluding capital debt interest expense, decreased $44 million, primarily reflecting lower earnings from the investment of proceeds from our debt issuances and other borrowings, which are invested in cash and short-term investments, as well as lower yields on cash. Higher levels of short-term liquidity have been maintained in 2009 to provide additional capability to address changing cash needs during the current market conditions. Investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase, since December 2008, of substantially all of our convertible senior notes, the proceeds of which had been invested primarily in short-term investments, as well as lower earnings on other invested assets. Capital debt interest expense increased $26 million due to a greater level of capital debt, which reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes in 2009. Previously, these proceeds were used to support an asset portfolio within the Retirement segment for which the Company has employed a substitute funding source, as discussed in “—Liquidity and Capital Resources—Financing Activities.” Also contributing to the greater loss in adjusted operating income in 2009 are increased losses from other corporate activities, which reflects an increase in our deferred compensation liabilities and other retained corporate expenses. The increased losses were partially offset by a decline in the level of costs related to our retained obligations to certain policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practice remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by changes in equity and other market levels.

Corporate operations pension income and employee benefits decreased $3 million. The decrease reflects increased post-retirement benefit costs due to the amortization of prior year losses and lower investment returns due to the lower asset base reflective of market conditions in late 2008 and early 2009, partially offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $4 million, from $73 million in the third quarter of 2008 to $77 million in the third quarter of 2009.

Adjusted operating income of our real estate and relocation services business increased $10 million, from a loss of $4 million in the third quarter of 2008 to income of $6 million in the third quarter of 2009. Our real estate and relocation services business continued to experience lower royalty fees and lower relocation revenue from real estate referral fees due to unfavorable residential real estate market conditions. The lower fees and relocation revenues in the third quarter of 2009 are offset by lower loan loss provisions and lower operating expenses. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of September 30, 2009, we held in unsold inventory homes with a net value of $46 million under this program.

2009 to 2008 Nine Month Comparison. Adjusted operating income decreased $420 million, from a loss of $109 million in the first nine months of 2008 to a loss of $529 million in the first nine months of 2009. Adjusted operating income from corporate operations decreased $396 million, from a loss of $79 million in the first nine months of 2008 to a loss of $475 million in the first nine months of 2009. Investment income, net of interest expense, excluding capital debt interest expense, decreased $146 million, primarily reflecting lower earnings from the investment of proceeds from our debt issuances, and other borrowings, which are invested in cash and short-term investments, as well as lower yields on cash, as discussed above. Investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase, since December 2008, of substantially all of our convertible senior notes, the proceeds of which had been invested primarily in short-term investments, as well as lower earnings on other invested assets. Capital debt interest expense increased $134 million due to a greater level of capital debt, which includes the issuance in June 2008 of $1.5 billion of junior subordinated notes and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes in 2009. Previously, these proceeds were used to support an asset portfolio within the Retirement segment for which the Company has employed a substitute funding source, as discussed in “—Liquidity and Capital Resources—Financing Activities.” Also contributing to the greater loss in adjusted operating income in 2009 are increased losses from other corporate activities, which reflects an increase in our deferred compensation liabilities and other retained corporate expenses. The increased losses were partially offset by a decline in the level of costs related to our retained obligations to certain policyholders, as discussed above. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

Corporate operations pension income and employee benefits decreased $35 million. The decrease reflects increased post-retirement benefit costs due to the amortization of prior year losses and lower investment returns due to the lower asset base reflective of market conditions in late 2008 and early 2009, partially offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $14 million, from $217 million in the first nine months of 2008 to $231 million in the first nine months of 2009.

Adjusted operating income of our real estate and relocation services business decreased $24 million, from a loss of $30 million in the first nine months of 2008 to a loss of $54 million in the first nine months of 2009. Our real estate and relocation services business continued to experience lower royalty fees and lower relocation revenue from real estate referral fees due to unfavorable residential real estate market conditions. Results for the first nine months of 2009 also include our share of the earnings from equity method investments, which include goodwill impairments recorded in 2009 within these entities. Partially offsetting these items are lower loan loss provisions and lower operating expenses. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of September 30, 2009, we held in unsold inventory homes with a net value of $46 million under this program.

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

As of September 30, 2009, actual cumulative earnings are below the expected cumulative earnings by $690 million, thereby eliminating the cumulative earnings policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Furthermore, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block, are not sufficient to overcome the cumulative earnings shortfall and therefore, the policyholder dividend obligation balance as of September 30, 2009 remains at zero.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
U.S. GAAP results:
Revenues	$1,548	$1,778	$3,513	$4,945
Benefits and expenses	1,564	1,891	4,085	5,046

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(16)	$(113)	$(572)	$(101)

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2009 to 2008 Three Month Comparison. Loss from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $97 million, from a loss of $113 million in the third quarter of 2008 to a loss of $16 million in the third quarter of 2009. Results for 2009 include a decrease of $146 million in net realized investment gains, from gains of $119 million in the third quarter of 2008 to losses of $27 million in the third quarter of 2009 primarily due to higher impairments and credit losses. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, decreased $42 million, primarily related to lower interest rates on floating rate investments due to rate resets and reinvestments at lower yields. Results in the third quarter of 2009 benefited from a decrease in dividends paid and accrued to policyholders, primarily due to a decrease in the 2009 dividend scale. In the third quarter of 2009, the cumulative earnings policyholder dividend obligation was zero, and therefore, provided no offset to the decline in earnings during the quarter. In the third quarter of 2008, the change in the cumulative earnings policyholder dividend obligation of $92 million was an offset to the decline in earnings in the period. As noted above, as of September 30, 2009 actual cumulative earnings are below the expected cumulative earnings by $690 million. There will be no cumulative earnings policyholder dividend obligation until this amount is recovered. Without the benefit of the cumulative earnings policyholder dividend obligation, Closed Block Business earnings will continue to be volatile primarily due to changes in investment results.

2009 to 2008 Nine Month Comparison. Loss from continuing operations before income taxes and equity in earnings of operating joint ventures increased $471 million, from a loss of $101 million in the first nine months of 2008 to a loss of $572 million in the first nine months of 2009. Results for 2009 include an increase of $980 million in net realized investment losses, from $339 million in the first nine months of 2008 to $1.319 billion in the first nine months of 2009 primarily due to a net decrease in the market value of derivatives used in duration management programs, as well as higher impairments and credit losses. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, decreased $219 million, primarily related to lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and reinvestments at lower yields, as well as a decrease in income on joint ventures and limited partnership investments accounted for under the equity method. These decreases to income were partially offset by a decrease of $313 million in dividends paid and accrued to policyholders, primarily due to a decrease in the 2009 dividend scale. In addition, amortization of deferred policy acquisition costs decreased $38 million reflecting the impact of investment losses on actual gross profits for the period compared to the previously estimated expected gross profits for the period. During the first nine months of 2009, the cumulative earnings policyholder dividend obligation was reduced from $851 million to zero, and was a partial offset to the decline in earnings as discussed above. In the first nine months of 2008, the change in the cumulative earnings policyholder dividend obligation of $557 million was an offset to the decline in earnings in the period.

Revenues

2009 to 2008 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $230 million, from $1.778 billion in the third quarter of 2008 to $1.548 billion in the third quarter of 2009, principally driven by the $146 million increase in net realized investment losses and a decrease of $47 million in net investment income, as discussed above. In addition, premiums declined, with a related decrease in changes in reserves, primarily due to a lower amount of dividends used by policyholders to purchase additional insurance, as a result of the 2009 dividend scale reduction.

2009 to 2008 Nine Month Comparison. Revenues decreased $1.432 billion, from $4.945 billion in the first nine months of 2008 to $3.513 billion in the first nine months of 2009, principally driven by the $980 million increase in net realized investment losses and a decrease of $259 million in net investment income, as discussed above. In addition, premiums declined, with a related decrease in changes in reserves, primarily due to a lower amount of dividends used by policyholders to purchase additional insurance, as a result of the 2009 dividend scale reduction, and to a lesser extent, the expected in force decline as policies terminate.

Benefits and Expenses

2009 to 2008 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $327 million, from $1.891 billion in the third quarter of 2008 to $1.564 billion in the third quarter of 2009. This decline included a $206 million decrease in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $92 million, as well as a decrease in dividends paid and accrued to policyholders of $114 million, primarily due to a decrease in the dividend scale. Policyholders’ benefits, including changes in reserves, decreased $101 million driven by a decline in premiums, as discussed above.

2009 to 2008 Nine Month Comparison. Benefits and expenses decreased $961 million, from $5.046 billion in the first nine months of 2008 to $4.085 billion in the first nine months of 2009. This decline included a $607 million decrease in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $294 million, as well as a decrease in dividends paid and accrued to policyholders of $313 million, primarily due to a decrease in the dividend scale. Policyholders’ benefits, including changes in reserves, decreased $262 million driven by a decline in premiums, as discussed above. In addition, amortization of deferred policy acquisition costs decreased reflecting the impact of investment losses on actual gross profits for the period compared to the previously estimated expected gross profits for the period.

Income Taxes

Our income tax provision amounted to an income tax benefit of $153 million in the third quarter of 2009 compared to a benefit of $149 million in the third quarter of 2008. The income tax benefit in the third quarter of 2009 includes a reduction to the liability for unrecognized tax benefits and interest of $156 million, primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2003 tax year, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates. In addition, current quarter income taxes include a benefit of $35 million from a revision of the estimated income taxes for 2008, based upon the filing of the 2008 federal income tax return in the third quarter. Absent these items our income tax provision for the third quarter was $38 million, reflecting the benefit of the dividends received reduction. The income tax benefit of $149 million in the third quarter of 2008 reflects the pre-tax loss for the period, as well as a revision of the estimated income taxes for 2007, based upon the filing of the 2007 federal income tax return in the third quarter of 2008, as well as the benefit of the dividends received deduction.

Our income tax provision amounted to an income tax benefit of $311 million in the first nine months of 2009 compared to a benefit of $66 million in the first nine months of 2008. The income tax benefit in the first nine months of 2009 includes a reduction to the liability for unrecognized tax benefits and interest of $307 million, primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates. In addition, current year income taxes include a benefit of $35 million from a revision of the estimated income taxes for 2008, based upon the filing of the 2008 federal income tax return in the third quarter. Absent these items our income tax provision for the first nine months of 2009 was $31 million, reflecting the benefit of the dividends received reduction. The income tax benefit of $66 million in the first nine months of 2008 reflects the benefit of the dividends received deduction as well as the impact of a lower level of taxable income.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was a loss of $(4) million and income of $5 million for the three months ended September 30, 2009 and 2008, respectively, and income of $18 million and $4 million for the nine months ended September 30, 2009 and 2008, respectively.

For additional information regarding discontinued operations, see Note 3 to the Unaudited Interim Consolidated Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Financial Advisory	$22	$(216)	$(18)	$(148)
Commercial mortgage securitization operations	—	(6)	(13)	(129)
Exchange shares previously held by Prudential Equity Group	—	2	—	(5)
Property and casualty insurance	1	4	3	5
Prudential Securities capital markets	1	(2)	(4)	2
Prudential Home Mortgage Company	—	(1)	—	(1)
Other	1	—	1	—

Total divested businesses excluded from adjusted operating income	$25	$(219)	$(31)	$(276)

Financial Advisory

In 2008, we classified our Financial Advisory business as a divested business, reflecting our intention to exit this business. This business consists of our investment in the Wachovia Securities joint venture, in addition to expenses relating to obligations and costs we retained in connection with the businesses we contributed to the joint venture, primarily for litigation and regulatory matters. For more information on our investment in the Wachovia Securities joint venture, as well as our notice to Wells Fargo of our exercise of our lookback option put rights, see Note 13 to the Unaudited Interim Consolidated Financial Statements, as well as “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries—Prudential Securities Group.”

On August 15, 2008, Wachovia announced that it had reached an agreement in principle for a global settlement of investigations concerning the underwriting, sale and subsequent auction of certain auction rate securities by subsidiaries of Wachovia Securities and had recorded an increase to legal reserves. Our recorded share of pre-tax earnings from the joint venture for the three and nine months ended September 30, 2008 included $235 million, which is our share of this charge.

Results of our Financial Advisory business presented above do not include certain payments to which our Asset Management segment is entitled under the Sweep Feature Agreement listed as Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2008. Revenues received under that agreement, contributed to pre-tax adjusted operating income of our Asset Management segment in the amount of $46 million for the nine months ended September 30, 2009, $55 million in 2008, $51 million in 2007, $51 million in 2006 and $54 million in 2005. Payments under this agreement continue, unless otherwise agreed, for ten years after the termination of the Wachovia Securities joint venture.

Commercial Mortgage Securitization Operations

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. These operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, were previously reported within the Asset Management segment. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. As of September 30, 2009 and 2008, our commercial mortgage securitization operations held loans with a principal balance of $40 million and $286 million, respectively, whose fair values continue to be subject to changes in credit spreads. The losses of $13 million and $129 million in the first nine months of 2009 and 2008, respectively, primarily reflect net realized and unrealized losses on the loans, bonds and hedges from instability in the commercial mortgage-backed securities market.

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

Results for the three months ended September 30, 2009 and 2008 include the recognition of net investment gains of $694 million and net investment losses of $534 million, respectively, and for the nine months ended September 30, 2009 and 2008 include the recognition of net investment gains of $1.525 billion and net investment losses of $919 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains and losses primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended September 30, 2009 and 2008 include increases of $458 million and decreases of $388 million, respectively, and for the nine months ended September 30, 2009 and 2008 include increases of $850 million and decreases of $682 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Contractholder liabilities do not reflect declines in recorded asset values of $49 million and $385 million, as of September 30, 2009 and 2008, respectively, which we expect to recover in future periods through increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders related to commercial mortgage and other loans are increases of $38 million and decreases of $59 million for the three months ended September 30, 2009 and 2008, respectively, and increases of $78 million and decreases of $76 million for the nine months ended September 30, 2009 and 2008, respectively.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

The authoritative guidance related to fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. See Note 12 to the Unaudited Interim Consolidated Financial Statements for a description of these levels.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2009 and December 31, 2008, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 12 to the Unaudited Interim Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of September 30, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$3,785	$—	$—	$3,785
Obligations of U.S. states and their political subdivisions	—	593	—	—	593
Foreign government bonds	—	38,417	101	—	38,518
Corporate securities	5	60,857	930	—	61,792
Asset-backed securities	—	3,059	3,765	—	6,824
Commercial mortgage-backed securities	—	7,031	300	—	7,331
Residential mortgage-backed securities	—	9,502	114	—	9,616

Sub-total	5	123,244	5,210	—	128,459

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	130	—	—	130
Obligations of U.S. states and their political subdivisions	—	21	—	—	21
Foreign government bonds	—	559	12	—	571
Corporate securities	—	8,903	211	—	9,114
Asset-backed securities	—	516	271	—	787
Commercial mortgage-backed securities	—	2,086	5	—	2,091
Residential mortgage-backed securities	—	1,322	26	—	1,348
Equity securities	724	193	2	—	919
All other activity	274	593	—	—	867

Sub-total	998	14,323	527	—	15,848

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	171	—	—	171
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	23	—	—	23
Corporate securities	10	146	56	—	212
Asset-backed securities	—	1,424	39	—	1,463
Commercial mortgage-backed securities	—	102	26	—	128
Residential mortgage-backed securities	—	128	8	—	136
Equity securities	109	93	25	—	227
All other activity	11	6,069	770	(5,554)	1,296

Sub-total	130	8,156	924	(5,554)	3,656

Equity securities, available for sale	1,229	2,178	340	—	3,747
Commercial mortgage and other loans	—	199	403	—	602
Other long-term investments	50	(86)	476	—	440
Short-term investments	2,174	3,289	—	—	5,463
Cash and cash equivalents	992	6,199	—	—	7,191
Other assets	2,044	298	16	—	2,358

Sub-total excluding separate account assets	7,622	157,800	7,896	(5,554)	167,764

Separate account assets(3)	83,751	71,064	13,313	—	168,128

Total assets	$91,373	$228,864	$21,209	$(5,554)	$335,892

Future policy benefits	—	—	752	—	752
Long-term debt	—	—	979	—	979
Other liabilities	23	5,401	40	(4,864)	600

Total liabilities	$23	$5,401	$1,771	$(4,864)	$2,331

	Closed Block Business as of September 30, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$3,626	$—	$—	$3,626
Obligations of U.S. states and their political subdivisions	—	273	—	—	273
Foreign government bonds	—	623	82	—	705
Corporate securities	—	27,044	424	—	27,468
Asset-backed securities	—	1,032	2,678	—	3,710
Commercial mortgage-backed securities	—	3,695	—	—	3,695
Residential mortgage-backed securities	—	2,883	71	—	2,954

Sub-total	—	39,176	3,255	—	42,431

Trading account assets supporting insurance liabilities	—	—	—	—	—

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	—	—	—	—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	—	—	—	—
Corporate securities	—	122	13	—	135
Asset-backed securities	—	27	—	—	27
Commercial mortgage-backed securities	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—
Equity securities	5	—	—	—	5
All other activity	—	—	—	—	—

Sub-total	5	149	13	—	167

Equity securities, available for sale	2,744	178	31	—	2,953
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	—	109	—	—	109
Short-term investments	1,147	620	—	—	1,767
Cash and cash equivalents	206	1,229	—	—	1,435
Other assets	—	128	10	—	138

Sub-total excluding separate account assets	4,102	41,589	3,309	—	49,000

Separate account assets(3)	—	—	—	—	—

Total assets	$4,102	$41,589	$3,309	$—	$49,000

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	—	—	—	—	—

Total liabilities	$—	$—	$—	$—	$—

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 6% and 7% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.

	Financial Services Businesses as of December 31, 2008
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$117,393	$1,760	$—	$119,153
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,774	1,384	(7,085)	4,216
Equity securities, available for sale	1,548	1,818	299	—	3,665
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	54	1,015	—	1,315
Short-term investments	1,614	1,377	—	—	2,991
Cash and cash equivalents	2,379	7,014	—	—	9,393
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	7,933	153,429	4,685	(7,085)	158,962

Separate account assets(3)	56,362	70,953	19,780	—	147,095

Total assets	$64,295	$224,382	$24,465	$(7,085)	$306,057

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities(4)	(16)	6,692	138	(5,948)	866

Total liabilities	$(16)	$6,692	$3,691	$(5,948)	$4,419

	Closed Block Business as of December 31, 2008
	Level 1	Level 2	Level 3 (1)	Netting (2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$38,394	$509	$—	$38,903
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets	—	108	12	—	120
Equity securities, available for sale	2,253	121	26	—	2,400
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	—	211	—	—	211
Short-term investments	987	497	—	—	1,484
Cash and cash equivalents	133	1,820	—	—	1,953
Other assets	—	—	—	—	—

Sub-total excluding separate account assets	3,373	41,151	547	—	45,071
Separate account assets(3)	—	—	—	—	—

Total assets	$3,373	$41,151	$547	$—	$45,071

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	73	—	1	—	74

Total liabilities	$73	$—	$1	$—	$74

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 8% and 1% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.
(4)	The negative Other liability amount for Financial Services Businesses reflects the impact of inter-company eliminations.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 12 to the Unaudited Interim Consolidated Financial Statements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment given current market conditions, as the ability to value assets and liabilities can be significantly impacted by a decrease in market activity or a lack of transactions executed in an orderly manner. For a description of the key estimates and assumptions used in our determination of fair value, see Note 12 to the Unaudited Interim Consolidated Financial Statements. The following sections provide additional information regarding certain assets and liabilities valued using Level 3 inputs, that could have a significant impact on our results of operations. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Fixed Maturity and Equity Securities

Public fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally developed valuations or non-binding broker quotes. Despite the dislocated markets and low levels of liquidity in 2008 and the first nine months of 2009, except for our asset-backed securities collateralized by sub-prime mortgages as discussed below, the pricing we received from independent pricing services was not materially different from our internal estimates of current market value for the remainder of our public fixed maturity portfolio. As a result, for public fixed maturity securities we generally continued to use the price provided by the independent pricing services under our normal pricing protocol. Securities with prices based on validated quotes from pricing services are generally reflected within Level 2. For certain private fixed maturity and equity securities, the discounted cash flow or other valuation model uses significant unobservable inputs. Such securities are also included in Level 3 in our fair value hierarchy.

As of September 30, 2009 our Level 3 fixed maturity securities included certain asset-backed securities collateralized by sub-prime mortgages with a fair value of $5,797 million. As discussed in Note 12 to the Unaudited Interim Consolidated Financial Statements, we reported fair values for these sub-prime securities which were net $795 million higher than the estimated fair values received from third party pricing services or brokers, based on our determination that as of September 30, 2009, the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market. We considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of these securities. Based on the unobservable inputs used in the discounted cash flow model, these securities were included in Level 3. The $795 million net increase in fair value included $757 million relating to available-for-sale securities, with $442 million related to securities attributable to our Financial Services Businesses and $315 million related to securities attributable to our Closed Block Business. The increase to the fair value of these available-for-sale securities resulted in a corresponding increase to “Accumulated other comprehensive income (loss), net,” The remaining $38 million increase in fair value related to trading account assets supporting insurance liabilities in our Financial Services Business, and resulted in a corresponding increase in “Asset management fees and other income.”

Excluding these asset-backed securities collateralized by sub-prime mortgages, as of September 30, 2009 about half of our $3.3 billion of Level 3 fixed maturity securities were public fixed maturities, with values primarily based on non-binding broker-quotes, and about half were private fixed maturities, with values primary based on internally developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

As of December 31, 2008 we classified approximately $122 million of our investments in asset-backed securities collateralized by sub-prime mortgages as Level 3, primarily reflecting securities valued based on non-binding broker quotes. The vast majority of our asset-backed securities collateralized by sub-prime mortgages were valued as of December 31, 2008 using information from independent pricing services, and were included in Level 2. Overall, about half of our Level 3 fixed maturity securities as of December 31, 2008 were public fixed maturities, with values primarily based on non-binding broker-quotes, and about half were private fixed maturities, with values primary based on internally developed models.

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

Other Long-Term Investments

The fair value of wholly-owned real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach, that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 as of September 30, 2009 and December 31, 2008 totaled approximately $0.4 billion and $1.0 billion respectively. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds is offset by a noncontrolling interest reflected as a separate component of equity, which amount is not considered to be fair value and therefore, not included in fair value reporting above.

Derivative Instruments

Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models, and can be affected by changes in market factors including non-performance risk. The majority of our derivative positions are traded in the over the counter, or OTC, derivative market and are classified within Level 2 in our fair value hierarchy. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. Our policy is to use mid-market pricing consistent with our best estimate of fair value. The bid-ask spreads for derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $0.8 billion and $40 million, respectively, as of September 30, 2009 and $1.3 billion and $140 million, respectively, as of December 31, 2008, without giving consideration to the impact of netting.

Derivatives that are valued based upon models with unobservable market input values or input values from less actively traded or less-developed markets are classified within Level 3 in our fair value hierarchy. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. For additional information regarding embedded derivatives in our annuity and retirement products classified as Level 3, see “—Variable Annuity Optional Living Benefit Features” below. Level 3 methodologies are validated through periodic comparison of our fair values to broker-dealer values.

All realized and unrealized changes in fair value of dealer and non-dealer related derivatives, with the exception of the effective portion of qualifying cash flow hedges and hedges of net investments in foreign operations, are recorded in current earnings. Generally, the changes in fair value of non-dealer related derivatives, excluding those that qualify for hedge accounting, are recorded in “Realized investment gains (losses), net.” For additional information regarding the impact of changes in fair value of derivative instruments on our results of operations see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” below.

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The significant assumptions utilized in the valuation of the embedded derivatives associated with our optional living benefit features are primarily unobservable; therefore the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy.

We are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the claims-paying ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivative liabilities. In the third quarter of 2009, changes to the non-performance risk adjustment resulted in a pre-tax benefit of $5 million in our Individual Annuities segment and a pre-tax charge of $4 million in our Retirement segment. The increase in the non-performance risk adjustment in our Individual Annuities segment was primarily driven by an increase in the embedded derivative liabilities due to updates to the assumptions used in determining the fair value of the embedded derivative liabilities, as discussed below, partially offset by a decrease in the additional spread over LIBOR in the third quarter of 2009, reflecting general credit spread tightening. The decrease in the non-performance risk adjustment in our Retirement segment was primarily driven by the decrease in the additional spread over LIBOR in the third quarter of 2009. The additional spread over forward LIBOR rates incorporated into the discount rate as of September 30, 2009 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities. For the first nine months of 2009, our adjustment for the market’s perception of our non-performance risk resulted in a $564 million pre-tax benefit to our Individual Annuities segment and a $3 million pre-tax benefit to our Retirement segment, reflecting the additional spread over LIBOR we incorporated into the discount rate used in the valuations of the embedded derivative liabilities beginning in the first quarter of 2009 to reflect changes in the market’s perception of our non-performance risk .

In addition, the third quarter and first nine months of 2009 include charges of $202 million and $110 million, respectively, in our Individual Annuities segment related to an update of the actuarial and capital markets assumptions used in the valuation of the embedded derivatives. The charge in the third quarter of 2009 was primarily driven by a reduction in the expected lapse rate assumption based on actual experience. The charge in the first nine months of 2009 also includes this impact, partially offset by a further update to our market volatility assumptions to reflect the inclusion of new market inputs, as well as updated assumptions for other actuarial and capital markets inputs. Our market volatility assumptions are no longer based on the implied volatility of over-the-counter equity options, but an index based on historical market volatilities.

The change in fair value of the GMAB, GMWB and GMIWB resulted in a decrease in the total liability of $44 million and $2,477 million for the third quarter and first nine months of 2009, respectively, primarily reflecting a decrease in future expected benefit payments, resulting from an increase in policyholder account balance due to equity market appreciation, and the update of our market-perceived non-performance risk and other actuarial and capital markets assumption discussed above. These changes were significantly offset by increased amortization of deferred policy acquisition and other costs, and changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Realized Investment Gains and Losses and General Account Investments

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment, except those derivatives used in our capacity as a broker or dealer.

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

The level of other-than-temporary impairments generally reflects economic conditions and is generally expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, certain of the other-than-temporary impairments recognized for the three and nine months ended September 30, 2009 and 2008 relate to asset-backed securities collateralized by sub-prime mortgages and reflect the overall deterioration of the housing market.

We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. In light of unprecedented market conditions, and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy of certain portfolios. In the second quarter of 2009, we resumed a more restricted trading program in these portfolios. Other-than-temporary impairments, interest rate related losses and credit losses (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the periods indicated. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other-than-temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(430)	$(392)	$(1,268)	$(1,744)
Closed Block Business	(27)	119	(1,319)	(339)

Consolidated realized investment gains (losses), net	$(457)	$(273)	$(2,587)	$(2,083)

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities	$(236)	$(378)	$(790)	$(1,266)
Equity securities	(39)	(103)	(419)	(256)
Derivative instruments	(28)	114	355	(129)
Other	(127)	(25)	(414)	(93)

Total	(430)	(392)	(1,268)	(1,744)
Related adjustments(1)	247	(172)	(497)	(12)

Realized investment gains (losses), net, and related adjustments	$(183)	$(564)	$(1,765)	$(1,756)

Related charges(2)	$(51)	$17	$(12)	$45

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities	$(72)	$(54)	$(369)	$(269)
Equity securities	(84)	(46)	(523)	(252)
Derivative instruments	149	235	(303)	207
Other	(20)	(16)	(124)	(25)

Total	$(27)	$119	$(1,319)	$(339)

(1)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure as well as counterparty credit losses on derivative positions. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(2)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 11 to the Unaudited Interim Consolidated Financial Statements.

2009 to 2008 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the third quarter of 2009 were $430 million, compared to net realized investment losses of $392 million in the third quarter of 2008.

Net realized losses on fixed maturity securities were $236 million in the third quarter of 2009, compared to net realized losses of $378 million in the third quarter of 2008, as set forth in the following table:

	Three Months Ended September 30,
	2009	2008
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$107	$51
Private bond prepayment premiums	12	11

Total gross realized investment gains	119	62

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(1)	(267)	(333)
Gross losses on sales and maturities(2)	(63)	(95)
Credit related losses on sales	(25)	(12)

Total gross realized investment losses	(355)	(440)

Realized investment gains (losses), net—Fixed Maturity Securities	$(236)	$(378)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$44	$(44)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Gross trading gains on sales and maturities of fixed maturity securities of $107 million in the third quarter of 2009 were primarily due to sales within our Individual Annuities and Retirement segments and sales of government bonds in our Gibraltar Life operations. Sales of fixed maturity securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. None of the gross losses on sales and maturities in the third quarter of 2009 related to asset-backed securities collateralized by sub-prime mortgages. Gross losses on sales and maturities of fixed maturity investments of $95 million in the third quarter of 2008, were primarily related to credit spread increases in the credit markets resulting generally from concerns over the economic slowdown, and interest rates. None of the gross losses on sales and maturities in the third quarter of 2008 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2009 and 2008.

Net realized losses on equity securities were $39 million in the third quarter of 2009, including other-than-temporary impairments of $62 million, partially offset by net trading gains on sales of equity securities of $23 million. Net trading gains were primarily due to sales within our International Insurance segment. Net realized losses on equity securities were $103 million in the third quarter of 2008, of which other-than-temporary impairments were $71 million and net trading losses on sales of equity securities were $32 million. Net trading losses were primarily due to sales within our International Insurance segment. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2009 and 2008.

Net realized losses on derivatives were $28 million in the third quarter of 2009, compared to net realized gains of $114 million in the third quarter of 2008. The net derivative losses in the third quarter of 2009 primarily reflect net losses of $228 million on embedded derivatives associated with certain variable annuity contracts, net of the impact of our hedging programs, primarily in our Individual Annuities Segment. For additional information regarding these embedded derivatives and our hedging programs, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Also contributing to the net derivative losses in the third quarter of 2009 were net mark-to-market losses of $156 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar. Partially offsetting these losses were net mark-to-market gains of $201 million on interest rate derivatives used to manage duration as interest rates declined and gains of $143 million on embedded derivatives associated with certain externally managed investments in the European market. The net derivative gains in the third quarter of 2008 primarily reflect mark-to-market gains of $153 million on currency derivatives used to hedge foreign investments due to the strengthening of the U.S. dollar and net gains of $147 million from interest rate derivative contracts mainly used to manage the duration of the fixed maturity investment portfolio. Also contributing to the net derivative gains in the third quarter of 2008 were net gains of $103 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses and net gains of $31 million related to equity market hedges used in our asset management business. Partially offsetting these gains were mark-to-market losses of $132 million on embedded derivatives associated with certain externally managed investments in the European market, net losses of $112 million on credit derivatives mainly related to contracts tied to our own credit and net losses of $101 million on embedded derivatives within certain variable annuity contracts, net of the effect of a related derivative hedging portfolio. Contracts tied to our own credit primarily relate to a credit derivative we issued concurrent with the issuance of surplus notes by one of our insurance subsidiaries. For additional information regarding these surplus notes and the associated credit derivative see “—Liquidity and Capital Resources—Financing Activities.” For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.”

Net realized losses on other investments were $127 million in the third quarter of 2009, primarily related to $106 million of increases to commercial mortgage and other loan loss reserves. The remaining $21 million of net realized losses on other investments was primarily driven by losses in our real estate and relocation services businesses and our divested commercial mortgage securitization operations, as well as $6 million of other-than-temporary impairments on joint ventures and partnerships and real estate investments. Net realized losses on other investments were $25 million in the third quarter of 2008, including $11 million of other-than-temporary impairments on real estate investments and investments in joint ventures and partnerships. The remaining $14 million primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial mortgage-backed securities market during 2008. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During the third quarter of 2009 we recorded other-than-temporary impairments of $335 million in earnings, compared to total other-than-temporary impairments of $415 million recorded in earnings in the third quarter of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$244	$328
Private fixed maturity securities	23	5

Total fixed maturity securities	267	333
Equity securities	62	71
Other invested assets(2)	6	11

Total	$335	$415

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investment real estate and investments in joint ventures and partnerships.

	Three Months Ended September 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$147	$57	$204
Due to other accounting guidelines(3)	2	61	63

Total	$149	$118	$267

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis and amounts related to foreign currency translation losses for securities approaching maturity.

	Three Months Ended September 30, 2008
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$38	$197	$235
Due to other accounting guidelines(2)	53	45	98

Total	$91	$242	$333

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the third quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance and manufacturing sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in the third quarter of 2009 were primarily in our Japanese insurance operations equity portfolio. Other-than-temporary impairments of other investments in the third quarter of 2009 were mainly related to joint ventures and limited partnerships and real estate investments. Fixed maturity other-than-temporary impairments in the third quarter of

2008 were concentrated in asset-backed securities and the finance and services sectors of our corporate securities, and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the third quarter of 2008 included $82 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers Holdings Inc., or Lehman Brothers, and $49 million related to American International Group, or AIG. Equity security other-than-temporary impairments in the third quarter of 2008 were primarily driven by overall declines in the Japanese equity markets.

As mentioned above, fixed maturity other-than-temporary impairments in the third quarter of 2008 included $82 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers. In addition, the third quarter of 2008 also included a $75 million loss associated with this bankruptcy filing relating to the unsecured portion of our counterparty exposure on derivative transactions we had entered into with Lehman Brothers and its affiliates. We replaced these derivative positions with various other counterparties. The counterparty loss was included in “Asset management fees and other income,” under the broker-dealer accounting model followed by our affiliated derivative subsidiary that executed these transactions, and was excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information.

Closed Block Business

For the Closed Block Business, net realized investment losses in the third quarter of 2009 were $27 million, compared to net realized investment gains of $119 million in the third quarter of 2008.

Net realized losses on fixed maturity securities were $72 million in the third quarter of 2009, compared to net realized losses of $54 million in the third quarter of 2008, as set forth in the following table:

	Three Months Ended September 30,
	2009	2008
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$24	$114
Private bond prepayment premiums	7	15

Total gross realized investment gains	31	129

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(1)	(93)	(119)
Gross losses on sales and maturities(2)	(10)	(63)
Credit related losses on sales	—	(1)

Total gross realized investment losses	(103)	(183)

Realized investment gains (losses), net—Fixed Maturity Securities	$(72)	$(54)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$14	$51

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net trading gains on sales and maturities of fixed maturity securities of $14 million in the third quarter of 2009 were primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $10 million in the third quarter of 2009, declined in comparison to $63 million of such losses in the third quarter of 2008, primarily due to the restriction of our active trading policies, as discussed below. There were no gross losses on sales or maturities in the third quarter of 2009 or the third quarter of 2008 related to asset-backed securities collateralized by sub-prime mortgages. In light of unprecedented market conditions and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we curtailed our active trading policy. Starting in the second quarter of 2009, we resumed a more restricted trading program in these portfolios. These restrictions resulted in a lower level of realized gains and losses in this portfolio than might otherwise have been incurred. Net gains on sales and maturities of fixed maturity securities of $51 million in the third quarter of 2008 were also primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2009 and 2008.

Net realized losses on equity securities were $84 million in the third quarter of 2009, including other-than-temporary impairments of $161 million, partially offset by net trading gains on sales of equity securities of $77 million. Net realized losses on equity securities were $46 million in the third quarter of 2008, of which net losses on sales of equity securities were $32 million and other-than-temporary impairments were $14 million. Results for both periods reflect sales pursuant to our total return strategy, which remained partially restricted for the third quarter of 2009, as discussed above. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2009 and 2008.

Net realized gains on derivatives were $149 million in the third quarter of 2009, compared to net realized gains of $235 million in the third quarter of 2008. Derivative gains in the third quarter of 2009 primarily reflect net mark-to-market gains of $193 million on interest rate derivatives used to manage duration and net gains of $29 million on embedded derivatives associated with certain externally managed investments in the European market. Partially offsetting these gains were net losses of $71 million related to currency derivatives used to hedge foreign denominated investments. Derivative gains in the third quarter of 2008 primarily reflect net mark-to-market gains of $152 million on currency derivatives used to hedge foreign investments and net gains of $89 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio.

Net realized losses on other investments were $20 million in the third quarter of 2009, including $13 million of other-than-temporary impairments on joint ventures and partnerships. The remaining $7 million was primarily related to increases to commercial mortgage and other loan loss reserves. Net realized investment losses on other investments were $16 million in the third quarter of 2008, primarily related to $9 million of impairments on joint ventures and partnerships. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During the third quarter of 2009 we recorded other-than-temporary impairments of $267 million in earnings, compared to other-than-temporary impairments of $142 million recorded in earnings in the third quarter of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$90	$119
Private fixed maturity securities	3	—

Total fixed maturity securities	93	119
Equity securities	161	14
Other invested assets(2)	13	9

Total	$267	$142

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended September 30, 2009
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$70	$17	$87
Due to other accounting guidelines(3)	2	4	6

Total	$72	$21	$93

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Three Months Ended September 30, 2008
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$14	$73	$87
Due to other accounting guidelines(2)	25	7	32

Total	$39	$80	$119

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in the fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the third quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance and manufacturing sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Fixed maturity other-than-temporary impairments in the third quarter of 2008 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the third quarter of 2008 included $16 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $30 million related to AIG. Equity security other-than-temporary impairments in both the third quarter of 2009 and 2008 were primarily driven by overall declines in the equity markets.

2009 to 2008 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first nine months of 2009 were $1,268 million, compared to net realized investment losses of $1,744 million in the first nine months of 2008.

Net realized losses on fixed maturity securities were $790 million in the first nine months of 2009, compared to net realized losses of $1,266 million in the first nine months of 2008, as set forth in the following table:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$620	$200
Private bond prepayment premiums	13	20

Total gross realized investment gains	633	220

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(1)	(1,018)	(1,173)
Gross losses on sales and maturities(2)	(313)	(265)
Credit related losses on sales	(92)	(48)

Total gross realized investment losses	(1,423)	(1,486)

Realized investment gains (losses), net—Fixed Maturity Securities	$(790)	$(1,266)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$307	$(65)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Gross trading gains on sales and maturities of fixed maturity securities of $620 million in the first nine months of 2009 were primarily due to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations and sales within our Individual Annuities segment. Sales of fixed maturity securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. None of the gross losses on sales and maturities in the first nine months of 2009 related to asset-backed securities collateralized by sub-prime mortgages. Gross losses on sales and maturities of fixed maturity investments of $265 million in the first nine months of 2008, were primarily related to credit spread increases in the credit markets resulting generally from concerns over sub-prime mortgage exposures, and interest rates. None of the gross losses on sales and maturities in the first nine months of 2008 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2009 and 2008.

Net realized losses on equity securities were $419 million in the first nine months of 2009, of which other-than-temporary impairments were $379 million and net trading losses on sales of equity securities were $40 million. Net trading losses were primarily due to sales within our Gibraltar Life operations. Net realized losses on equity securities were $256 million in the first nine months of 2008, of which other-than-temporary impairments were $214 million and net trading losses on sales of equity securities were $42 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2009 and 2008.

Net realized gains on derivatives were $355 million in the first nine months of 2009, compared to net realized losses of $129 million in the first nine months of 2008. The net derivative gains in the first nine months of 2009 primarily reflect net gains of $630 million on embedded derivatives associated with certain variable annuity contracts, net of the impact of our hedging program, primarily in our Individual Annuities Segment. For additional information regarding these embedded derivatives and our hedging programs, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Also contributing to the net derivative gains in the first nine months of 2009 were gains of $148 million on embedded derivatives associated with certain externally managed investments in the European market. Partially offsetting these gains were net mark-to-market losses of $309 million on interest rate derivatives used to manage duration and net losses of $118 million on currency derivatives used to hedge foreign denominated investments. The net derivative losses in the first nine months of 2008 primarily reflect net mark-to-market losses of $318 million on embedded derivatives associated with certain externally managed investments in the European market and net losses of $146 million on embedded derivatives within certain variable annuity contracts, net of the effect of a related derivative hedging portfolio. Partially offsetting these losses were mark to market gains of $132 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, net gains of $62 million related to equity market hedges used in our asset management business, net gains of $60 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio, and net gains of $58 million on currency derivatives used to hedge foreign investments in our domestic investment portfolio. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.”

Net realized losses on other investments were $414 million in the first nine months of 2009, primarily related to $317 million of increases to commercial mortgage and other loan loss reserves. The remaining $96 million of net realized losses on other investments was primarily driven by mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations and losses on real estate related joint ventures in our asset management operations, as well as $34 million of other other-than-temporary impairments on joint ventures and partnerships and real estate investments. Net realized losses on other investments were $93 million in the first nine months of 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial real estate market during 2008. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During the first nine months of 2009 we recorded other-than-temporary impairments of $1,431 million in earnings, compared to total other-than-temporary impairments of $1,405 million recorded in earnings in the first nine months of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$898	$1,140
Private fixed maturity securities	120	33

Total fixed maturity securities	1,018	1,173
Equity securities	379	214
Other invested assets(2)	34	18

Total	$1,431	$1,405

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investment real estate and investments in joint ventures and partnerships.

	Nine Months Ended September 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$584	$292	$876
Due to other accounting guidelines(3)	14	128	142

Total	$598	$420	$1,018

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis and amounts related to foreign currency translation losses for securities approaching maturity.

	Nine Months Ended September 30, 2008
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$107	$240	$347
Due to other accounting guidelines(2)	649	177	826

Total	$756	$417	$1,173

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the first nine months of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in the first nine months of 2009 were primarily driven by overall declines in the Japanese equity markets and losses in fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance. Fixed maturity other-than-temporary impairments in the first nine months of 2008 were concentrated in asset-backed securities and the finance, services, and manufacturing sectors of our corporate securities, and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the first nine months of 2008 included $82 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $49 million related to AIG. Equity security other-than-temporary impairments in the first nine months of 2008 were primarily driven by overall declines in the Japanese equity markets.

As mentioned above, fixed maturity other-than-temporary impairments in the first nine months of 2008 included $82 million related to the filing of a bankruptcy petition by Lehman Brothers. In addition, the first nine months of 2008 also included a $75 million loss associated with this bankruptcy filing relating to the unsecured portion of our counterparty exposure on derivative transactions we had entered into with Lehman Brothers and its affiliates. We replaced these derivative positions with various other counterparties. The loss was included in “Asset management fees and other income,” under the broker-dealer accounting model followed by our affiliated derivative subsidiary that executed these transactions, and was excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information.

Closed Block Business

For the Closed Block Business, net realized investment losses in the first nine months of 2009 were $1,319 million, compared to net realized investment losses of $339 million in the first nine months of 2008.

Net realized losses on fixed maturity securities were $369 million in the first nine months of 2009, compared to net realized losses of $269 million in the first nine months of 2008, as set forth in the following table:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$137	$439
Private bond prepayment premiums	9	23

Total gross realized investment gains	146	462

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(1)	(446)	(479)
Gross losses on sales and maturities(2)	(64)	(224)
Credit related losses on sales	(5)	(28)

Total gross realized investment losses	(515)	(731)

Realized investment gains (losses), net—Fixed Maturity Securities	$(369)	$(269)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$73	$215

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities of $73 million in the first nine months of 2009 were primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $64 million in the first nine months of 2009, declined in comparison to $224 million of such losses in the first nine months of 2008, primarily due to the restriction of our active trading policies, as discussed below. There were no gross losses on sales or maturities in the first nine months of 2009 or the first nine months of 2008 related to asset-backed securities collateralized by sub-prime mortgages. In light of the unprecedented market conditions and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we curtailed our active trading policy. Starting in the second quarter of 2009, we resumed a more restricted trading program in these portfolios. These restrictions resulted in a lower level of realized gains and losses in this portfolio than might otherwise have been incurred. Net gains on sales and maturities of fixed maturity securities of $215 million in the first nine months of 2008 were also primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2009 and 2008.

Net realized losses on equity securities were $523 million in the first nine months of 2009, of which other-than-temporary impairments were $600 million, partially offset by net trading gains on sales of equity securities of $77 million. Net realized losses on equity securities were $252 million in the first nine months of 2008, of which other-than-temporary impairments were $201 million, and net trading losses on sales of equity securities were $51 million. Net trading losses for the first nine months of 2008 reflect sales pursuant to our active management strategy, which was curtailed or partially restricted for the first nine months of 2009, as discussed above. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2009 and 2008.

Net realized losses on derivatives were $303 million in the first nine months of 2009, compared to net realized gains of $207 million in the first nine months of 2008. Derivative losses in the first nine months of 2009 primarily reflect net mark-to-market losses of $201 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio and net losses of $153 million related to currency derivatives used to hedge foreign denominated investments. Derivative gains in the first nine months of 2008 primarily reflect net mark-to-market gains of $121 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio, net gains $68 million on currency derivatives used to hedge foreign investments and net gains of $42 million on credit derivatives used to hedge credit exposure in our investment portfolio.

Net realized losses on other investments were $124 million in the first nine months of 2009, including $51 million of other-than-temporary impairments on joint ventures and partnerships. The remaining $73 million was primarily related to increases to commercial mortgage loan loss reserves. Net realized investment losses on other investments were $25 million in the first nine months of 2008, primarily related to impairments on joint ventures and partnerships. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During the first nine months of 2009 we recorded other-than-temporary impairments of $1,097 million in earnings, compared to other-than-temporary impairments of $695 million recorded in earnings in the first nine months of 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$411	$455
Private fixed maturity securities	35	24

Total fixed maturity securities	446	479
Equity securities	600	201
Other invested assets(2)	51	15

Total	$1,097	$695

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30, 2009
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$270	$167	$437
Due to other accounting guidelines(3)	3	6	9

Total	$273	$173	$446

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Nine Months Ended September 30, 2008
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$36	$98	$134
Due to other accounting guidelines(2)	282	63	345

Total	$318	$161	$479

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in the fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in the first nine months of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the first nine months of 2008 were concentrated in asset-backed securities and the services, finance, and manufacturing sectors of our corporate securities and were primarily driven by credit spread increases as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the first nine months of 2008 included $16 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $30 million related to AIG. Equity security other-than-temporary impairments in the first nine months of 2009 and 2008 were primarily driven by overall declines in the equity markets.

General Account Investments

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and other invested assets. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor. The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	September 30, 2009
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$106,671	$29,676	$136,347	54.6%
Public, held to maturity, at amortized cost	4,110	—	4,110	1.6
Private, available for sale, at fair value	19,782	12,755	32,537	13.0
Private, held to maturity, at amortized cost	1,031	—	1,031	0.4
Trading account assets supporting insurance liabilities, at fair value	15,848	—	15,848	6.4
Other trading account assets, at fair value	2,061	167	2,228	0.9
Equity securities, available for sale, at fair value	3,735	2,953	6,688	2.7
Commercial mortgage and other loans, at book value	21,582	8,509	30,091	12.1
Policy loans, at outstanding balance	4,634	5,436	10,070	4.0
Other long-term investments(1)	2,811	1,582	4,393	1.8
Short-term investments(2)	4,481	1,767	6,248	2.5

Total general account investments	186,746	62,845	249,591	100.0%

Invested assets of other entities and operations(3)	8,729	—	8,729

Total investments	$195,475	$62,845	$258,320

	December 31, 2008
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$98,725	$27,424	$126,149	54.8%
Public, held to maturity, at amortized cost	3,002	—	3,002	1.3
Private, available for sale, at fair value	18,568	11,479	30,047	13.0
Private, held to maturity, at amortized cost	806	—	806	0.4
Trading account assets supporting insurance liabilities, at fair value	13,875	—	13,875	6.0
Other trading account assets, at fair value	728	120	848	0.4
Equity securities, available for sale, at fair value	3,659	2,400	6,059	2.6
Commercial mortgage and other loans, at book value	22,092	8,748	30,840	13.4
Policy loans, at outstanding balance	4,280	5,423	9,703	4.2
Other long-term investments(1)	3,035	1,629	4,664	2.0
Short-term investments(2)	2,874	1,484	4,358	1.9

Total general account investments	171,644	58,707	230,351	100.0%

Invested assets of other entities and operations(3)	11,674	—	11,674

Total investments	$183,318	$58,707	$242,025

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments consist primarily of money market funds with virtually no sub-prime exposure.
(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of September 30, 2009, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The increase in general account investments attributable to the Financial Services Businesses in the first nine months of 2009 was primarily a result of a net increase in fair value driven by credit spread tightening, portfolio growth as a result of reinvestment of net investment income, the investment of proceeds from our debt and equity issuances in the second and third quarter of 2009, the acquisition of Yamato Life and the impact of foreign currency. The increase in general account investments attributable to the Closed Block Business in the first nine months of 2009 was primarily due to a net increase in market value and portfolio growth as a result of reinvestment of net investment income, partially offset by a decrease in leverage.

We have substantial insurance operations in Japan, with 35% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both September 30, 2009 and December 31, 2008. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2009	December 31, 2008
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$47,643	$42,223
Public, held to maturity, at amortized cost	4,110	3,002
Private, available for sale, at fair value	2,713	2,803
Private, held to maturity, at amortized cost	1,031	806
Trading account assets supporting insurance liabilities, at fair value	1,251	1,077
Other trading account assets, at fair value	669	519
Equity securities, available for sale, at fair value	1,522	2,071
Commercial mortgage and other loans, at book value	3,632	3,373
Policy loans, at outstanding balance	1,747	1,547
Other long-term investments(1)	1,088	2,143
Short-term investments	369	266

Total Japanese general account investments(2)	$65,775	$59,830

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of September 30, 2009 the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, is approximately 11 years. The increase in general account investments related to our Japanese insurance operations in the first nine months of 2009 is primarily attributable to the acquisition of Yamato Life, portfolio growth as a result of business inflows, a net increase in fair value driven by credit spread tightening, and the impact of changes in foreign currency exchange rates. For additional information regarding our acquisition of Yamato Life see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of September 30, 2009, our Japanese insurance operations had $12.9 billion of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third party derivative contracts and $7.4 billion that support liabilities denominated in U.S. dollars. As of December 31, 2008, our Japanese insurance operations had $12.3 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $6.0 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended September 30, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.45%	$1,414	5.86%	$583	4.79%	$1,997
Trading account assets supporting insurance liabilities	4.86	187	—	—	4.86	187
Equity securities	7.40	62	2.74	18	5.36	80
Commercial mortgage and other loans	5.69	307	6.50	139	5.92	446
Policy loans	5.10	57	6.42	86	5.82	143
Short-term investments and cash equivalents	0.38	13	1.45	5	0.46	18
Other investments	5.37	36	(0.54)	4	(2.91)	40

Gross investment income before investment expenses	4.45	2,076	5.55	835	4.72	2,911
Investment expenses	(0.13)	(52)	(0.21)	(34)	(0.15)	(86)

Investment income after investment expenses	4.32%	2,024	5.34%	801	4.57%	2,825

Investment results of other entities and operations(2)		33		—		33

Total investment income		$2,057		$801		$2,858

	Three Months Ended September 30, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.80%	$1,413	6.23%	$649	5.17%	$2,062
Trading account assets supporting insurance liabilities	5.21	188	—	—	5.21	188
Equity securities	5.51	64	2.91	24	4.44	88
Commercial mortgage and other loans	5.86	316	6.42	137	6.02	453
Policy loans	5.48	54	6.32	85	5.96	139
Short-term investments and cash equivalents	2.39	72	8.90	20	2.61	92
Other investments	3.50	32	(0.60)	(3)	2.30	29

Gross investment income before investment expenses	4.84	2,139	5.93	912	5.12	3,051
Investment expenses	(0.15)	(81)	(0.23)	(64)	(0.17)	(145)

Investment income after investment expenses	4.69%	2,058	5.70%	848	4.95%	2,906

Investment results of other entities and operations(2)		25		—		25

Total investment income		$2,083		$848		$2,931

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower income from short-term investments as a result of lower short-term rates.

	Nine Months Ended September 30, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.57%	$4,275	6.00%	$1,788	4.92%	$6,063
Trading account assets supporting insurance liabilities	5.20	560	—	—	5.20	560
Equity securities	6.42	175	2.90	60	4.91	235
Commercial mortgage and other loans	5.76	925	6.54	415	5.98	1,340
Policy loans	5.11	165	6.46	257	5.85	422
Short-term investments and cash equivalents	0.61	56	3.53	29	0.82	85
Other investments	3.89	97	(4.34)	(76)	0.48	21

Gross investment income before investment expenses	4.55	6,253	5.53	2,473	4.79	8,726
Investment expenses	(0.14)	(155)	(0.22)	(107)	(0.16)	(262)

Investment income after investment expenses	4.41%	6,098	5.31%	2,366	4.63%	8,464

Investment results of other entities and operations(2)		84		—		84

Total investment income		$6,182		$2,366		$8,548

	Nine Months Ended September 30, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.85%	$4,191	6.35%	$2,021	5.24%	$6,212
Trading account assets supporting insurance liabilities	5.25	561	—	—	5.25	561
Equity securities	4.96	170	3.31	81	4.27	251
Commercial mortgage and other loans	5.97	922	6.58	405	6.14	1,327
Policy loans	5.31	157	6.35	251	5.90	408
Short-term investments and cash equivalents	2.96	238	11.23	76	3.28	314
Other investments	3.93	95	2.03	21	3.35	116

Gross investment income before investment expenses	4.91	6,334	6.14	2,855	5.23	9,189
Investment expenses	(0.14)	(241)	(0.24)	(230)	(0.17)	(471)

Investment income after investment expenses	4.77%	6,093	5.90%	2,625	5.06%	8,718

Investment results of other entities and operations(2)		265		—		265

Total investment income		$6,358		$2,625		$8,983

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to the impact of lower interest rates on floating rate investments due to rate resets, lower income from investments in joint ventures and limited partnerships, driven by lower appreciation and losses on the underlying assets, and lower income from short-term investments as a result of lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.58%	$1,016	5.82%	$1,074
Trading account assets supporting insurance liabilities	5.06	180	5.41	180
Equity securities	10.01	44	7.53	39
Commercial mortgage and other loans	5.89	264	6.07	280
Policy loans	5.91	41	6.26	42
Short-term investments and cash equivalents	0.33	10	2.49	69
Other investments	5.59	13	1.39	8

Gross investment income before investment expenses	5.21	1,568	5.54	1,692
Investment expenses	(0.12)	(25)	(0.13)	(57)

Investment income after investment expenses	5.09%	1,543	5.41%	1,635

Investment results of other entities and operations(2)		33		25

Total investment income		$1,576		$1,660

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The decrease in net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets and lower income from short-term investments as a result of lower short-term rates.

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.70%	$3,134	5.97%	$3,211
Trading account assets supporting insurance liabilities	5.45	542	5.50	542
Equity securities	10.04	128	7.49	113
Commercial mortgage and other loans	5.93	800	6.17	816
Policy loans	5.85	120	5.97	121
Short-term investments and cash equivalents	0.62	48	3.01	223
Other investments	2.43	24	1.32	19

Gross investment income before investment expenses	5.34	4,796	5.70	5,045
Investment expenses	(0.14)	(77)	(0.12)	(162)

Investment income after investment expenses	5.20%	4,719	5.58%	4,883

Investment results of other entities and operations(2)		84		265

Total investment income		$4,803		$5,148

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity . Yields exclude investment income on assets other than those included in invested assets. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The decrease in net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets and lower income from short-term investments as a result of lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.93%	$398	3.11%	$339
Trading account assets supporting insurance liabilities	2.42	7	2.73	8
Equity securities	4.53	18	3.83	25
Commercial mortgage and other loans	4.71	43	4.66	36
Policy loans	3.74	16	3.82	12
Short-term investments and cash equivalents	0.61	3	1.39	3
Other investments	5.26	23	5.58	24

Gross investment income before investment expenses	3.06	508	3.29	447
Investment expenses	(0.15)	(27)	(0.18)	(24)

Total investment income	2.91%	$481	3.11%	$423

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods yields are presented on a basis consistent with the current period presentation.

The decrease in yield on the Japanese insurance portfolio for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily attributable to a lower interest rate environment both in the U.S. and Japan which impacts reinvestment rates. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2009 and 2008 was approximately $9.8 billion and $11.0 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.96%	$1,141	3.01%	$980
Trading account assets supporting insurance liabilities	2.15	18	2.25	19
Equity securities	3.25	47	2.96	57
Commercial mortgage and other loans	4.85	125	4.75	106
Policy loans	3.81	45	3.86	36
Short-term investments and cash equivalents	0.57	8	2.46	15
Other investments	4.80	73	7.42	76

Gross investment income before investment expenses	3.06	1,457	3.21	1,289
Investment expenses	(0.16)	(78)	(0.19)	(79)

Total investment income	2.90%	$1,379	3.02%	$1,210

(1)	Yields are annualized, for interim periods, and based on quarterly averages calculated using beginning and end of period balances. Yields are based on carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods yields are presented on a basis consistent with the current period presentation.

The decrease in yield on the Japanese insurance portfolio for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily attributable to a lower short-term interest rate environment both in the U.S. and Japan. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the nine months ended September 30, 2009 and 2008 was approximately $9.6 billion and $9.5 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

Fixed Maturity Securities—Financial Services Businesses

	September 30, 2009				December 31, 2008
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$19,295	$1,139	$693	$19,741	$19,018	$435	$2,098	$17,355
Utilities	11,409	703	252	11,860	10,770	265	1,017	10,018
Finance	9,742	253	582	9,413	9,793	124	1,084	8,833
Services	8,587	389	487	8,489	8,930	102	1,409	7,623
Energy	4,642	257	186	4,713	4,592	75	579	4,088
Transportation	3,358	177	87	3,448	3,387	74	239	3,222
Retail and Wholesale	3,285	151	143	3,293	3,377	42	388	3,031
Other	974	12	88	898	1,000	26	117	909

Total Corporate Securities	61,292	3,081	2,518	61,855	60,867	1,143	6,931	55,079
Foreign Government(3)	38,144	1,438	120	39,462	32,986	2,338	62	35,262
Residential Mortgage-Backed	10,260	387	87	10,560	10,688	336	114	10,910
Asset-Backed Securities	9,281	129	1,745	7,665	10,863	90	2,467	8,486
Commercial Mortgage-Backed	7,834	214	250	7,798	8,506	3	1,657	6,852
U.S. Government	3,309	447	36	3,720	3,185	750	12	3,923
State & Municipal	553	39	—	592	597	24	8	613

Total(4)(5)	$130,673	$5,735	$4,756	$131,652	$127,692	$4,684	$11,251	$121,125

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $197 million of gross unrealized gains and $139 million of gross unrealized losses as of September 30, 2009, compared to $157 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity.
(3)	As of September 30, 2009 and December 31, 2008, based on amortized cost, 86% and 87%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 5% of the balance.
(4)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(5)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses of $4.756 billion as of September 30, 2009 decreased compared to $11.251 billion as of December 31, 2008, as credit spreads tightened across most asset classes. The gross unrealized gains related to our fixed maturity portfolio attributable to the Financial Services Businesses increased from $4.684 billion as of December 31, 2008 to $5.735 billion as of September 30, 2009, primarily due to a decrease in risk-free rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	September 30, 2009				December 31, 2008
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,370	$582	$173	$8,779	$8,791	$188	$905	$8,074
Utilities	5,511	403	85	5,829	5,608	126	526	5,208
Services	4,325	251	109	4,467	4,467	69	590	3,946
Finance	3,079	102	55	3,126	2,455	32	232	2,255
Energy	1,965	126	23	2,068	1,963	16	229	1,750
Retail and Wholesale	1,662	131	35	1,758	1,716	32	149	1,599
Transportation	1,398	89	46	1,441	1,413	23	163	1,273
Other	—	—	—	—	—	—	—	—

Total Corporate Securities	26,310	1,684	526	27,468	26,413	486	2,794	24,105
Asset-Backed Securities	4,898	41	1,229	3,710	5,737	44	1,690	4,091
Commercial Mortgage-Backed	3,737	49	91	3,695	3,858	2	672	3,188
U.S. Government	3,499	218	91	3,626	2,998	603	1	3,600
Residential Mortgage-Backed	2,867	131	44	2,954	3,110	100	109	3,101
Foreign Government(2)	636	76	7	705	582	44	49	577
State & Municipal	255	18	—	273	240	5	4	241

Total(3)	$42,202	$2,217	$1,988	$42,431	$42,938	$1,284	$5,319	$38,903

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	As of September 30, 2009 and December 31, 2008, based on amortized cost, no individual foreign country represents more than 9% and 8%, respectively of the balance.
(3)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business decreased from $5.319 billion as of December 31, 2008 to $1.988 billion as of September 30, 2009, primarily due to credit spread tightening across most asset classes. The gross unrealized gains related to our fixed maturity portfolio attributable to the Closed Block Business increased from $1.284 billion as of December 31, 2008 to $2.217 billion as of September 30, 2009, primarily due to a decrease in risk-free rates.

Asset-Backed Securities

Included within asset-backed securities attributable to the Financial Services Businesses are securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios, or limited documentation. The significant deterioration of the U.S. housing market, high interest rate resets, higher unemployment levels, and relaxed underwriting standards for some originators of sub-prime mortgages have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	20	12	15	7	396	450	548
2006	35	121	34	126	599	915	1,538
2005	4	7	—	—	8	19	35
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	59	140	49	133	1,003	1,384	2,121
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	1	15	—	—	292	308	268
2006	19	138	54	51	1,032	1,294	1,265
2005	—	72	80	88	264	504	565
2004 & Prior	51	327	233	132	309	1,052	1,137

Total all other portfolios	71	552	367	271	1,897	3,158	3,235

Total collateralized by sub-prime mortgages(2)	130	692	416	404	2,900	4,542	5,356
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	91	577	21	689	934
Collateralized by auto loans	534	31	12	44	12	633	1,492
Collateralized by credit cards	462	—	8	616	3	1,089	760
Collateralized by non-sub-prime mortgages	1,069	75	9	38	18	1,209	1,051
Other asset-backed securities(4)	216	447	55	126	275	1,119	1,270

Total asset-backed securities(5)	$2,411	$1,245	$591	$1,805	$3,229	$9,281	$10,863

Asset-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	18	6	13	6	267	310	405
2006	34	100	32	108	464	738	1,284
2005	4	6	—	—	6	16	31
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	56	112	45	114	737	1,064	1,720
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	2	6	—	—	172	180	158
2006	15	94	22	23	675	829	709
2005	—	52	48	43	135	278	324
2004 & Prior	39	227	139	78	204	687	673

Total all other portfolios	56	379	209	144	1,186	1,974	1,864

Total collateralized by sub-prime mortgages	112	491	254	258	1,923	3,038	3,584
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	98	607	19	724	941
Collateralized by auto loans	540	31	13	42	10	636	1,421
Collateralized by credit cards	505	—	5	576	3	1,089	454
Collateralized by non-sub-prime mortgages	1,077	73	6	28	14	1,198	1,073
Other asset-backed securities(4)	210	377	47	112	234	980	1,013

Total asset-backed securities(5)	$2,444	$972	$423	$1,623	$2,203	$7,665	$8,486

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $4.5 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2009 are $0.5 billion of securities collateralized by second-lien exposures.
(3)	As of September 30, 2009, includes the $(307) million impact of the bifurcated embedded derivative described below.
(4)	As of September 30, 2009, includes collateralized debt obligations with amortized cost of $444 million and fair value of $381 million, with less than 1% secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.
(5)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2009, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. The following table sets forth the percentage, based on amortized cost, of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses by lowest rating agency rating, as of the dates indicated.

Asset-Backed Securities Collateralized by Sub-prime Mortgages—Financial Services Businesses

	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
December 31, 2008	22%	22%	13%	22%	21%
March 31, 2009	6%	18%	14%	18%	44%
June 30, 2009	4%	17%	12%	10%	57%
September 30, 2009	3%	15%	9%	9%	64%

The changes in the ratings above reflect the impact of both paydowns in the senior tranches and increased rating agency downgrade activity generally consistent with the continued collateral deterioration.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $5.356 billion as of December 31, 2008 to $4.542 billion as of September 30, 2009, primarily reflecting principal paydowns and other-than-temporary impairments recognized, partially offset by the increase in amortized cost resulting from our adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009. For additional information regarding our adoption of this guidance, see Note 2 to the Unaudited Interim Consolidated Financial Statements. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $1.507 billion as of September 30, 2009 and $1.781 billion as of December 31, 2008. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, including the impact of our determination that the market for these securities was an inactive market, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 30% as of September 30, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2009, based on amortized cost, approximately 77% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $4.542 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of September 30, 2009 were $1.178 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $689 million of externally managed investments in the European market, included above in asset-backed securities of the Financial Services Businesses as of September 30, 2009, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 47% European corporate and bank bonds, 22% bank capital, 10% European asset-backed securities, and 21% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of September 30, 2009 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 84% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” As discussed further in Note 11 to the Unaudited Interim Consolidated Financial Statements, any changes in market value of the embedded total return swaps are excluded from adjusted operating income. The fair value of the embedded derivatives associated with these investments increased during the third quarter of 2009 due to the impact of credit spread tightening on the underlying investments. As of September 30, 2009 the embedded derivatives remain in a $307 million loss position on a cumulative basis as a result of the stress experienced in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives. Beginning in the second quarter of 2008 and continuing through the third quarter of 2009, we restructured certain of these investments, which are now included as direct holdings in our portfolio, primarily classified within “Other trading account assets, at fair value.”

Included within asset-backed securities attributable to the Closed Block Business are securities collateralized by sub-prime mortgages, as defined above. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	17	13	15	7	272	324	386
2006	36	124	35	126	458	779	1,354
2005	4	7	—	—	7	18	31
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	57	144	50	133	737	1,121	1,771
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	28	10	—	—	287	325	318
2006	100	—	39	57	897	1,093	1,116
2005	20	152	55	61	108	396	442
2004 & Prior	27	344	79	81	205	736	791

Total all other portfolios	175	506	173	199	1,497	2,550	2,667

Total collateralized by sub-prime mortgages(2)	232	650	223	332	2,234	3,671	4,438
Other asset-backed securities:
Collateralized by credit cards	149	—	37	370	2	558	453
Collateralized by auto loans	135	3	10	12	—	160	270
Externally managed investments in the European market(3)	—	—	92	92	—	184	148
Collateralized by education loans	102	20	—	—	5	127	192
Other asset-backed securities(4)	40	49	25	16	68	198	236

Total asset-backed securities	$658	$722	$387	$822	$2,309	$4,898	$5,737

Asset-Backed Securities at Fair Value—Closed Block Business

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	16	6	13	6	187	228	290
2006	35	104	33	106	355	633	1,143
2005	4	6	—	—	6	16	27
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	55	116	46	112	548	877	1,460
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	20	5	—	—	176	201	206
2006	63	—	24	31	567	685	623
2005	17	122	36	28	51	254	267
2004 & Prior	20	232	56	54	154	516	478

Total all other portfolios	120	359	116	113	948	1,656	1,574

Total collateralized by sub-prime mortgages	175	475	162	225	1,496	2,533	3,034
Other asset-backed securities:
Collateralized by credit cards	159	—	22	347	2	530	242
Collateralized by auto loans	137	3	10	11	—	161	254
Externally managed investments in the European market(3)	—	—	104	106	—	210	186
Collateralized by education loans	102	12	—	—	3	117	178
Other asset-backed securities(4)	39	41	23	13	43	159	197

Total asset-backed securities(5)	$612	$531	$321	$702	$1,544	$3,710	$4,091

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $3.7 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2009 are $0.2 billion of securities collateralized by second-lien exposures.
(3)	As of September 30, 2009, includes the $(97) million impact of the embedded derivative described below.
(4)	As of September 30, 2009, includes collateralized debt obligations with amortized cost of $55 million and fair value of $43 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, timeshares, aircraft and franchises.
(5)	Excluded from the table above are asset-backed securities classified as other trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

The following table sets forth the percentage, based on amortized cost, of our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business by lowest rating agency rating, as of the dates indicated.

Asset-Backed Securities Collateralized by Sub-prime Mortgages—Closed Block Business

	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
December 31, 2008	26%	25%	10%	18%	21%
March 31, 2009	9%	20%	9%	13%	49%
June 30, 2009	7%	19%	8%	10%	56%
September 30, 2009	6%	18%	6%	9%	61%

The changes in the ratings above reflect the impact of both paydowns in the senior tranches and increased rating agency downgrade activity generally consistent with the continued collateral deterioration.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $4.438 billion as of December 31, 2008 to $3.671 billion as of September 30, 2009, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $1.138 billion as of September 30, 2009 and $1.405 billion as of December 31, 2008. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, including the impact of our determination that the market for these securities was an inactive market, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 32% as of September 30, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2009, based on amortized cost, approximately 80% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 44% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $3.671 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of September 30, 2009 were $1.174 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $184 million of externally managed investments in the European market, included in asset-backed securities of the Closed Block Business as of September 30, 2009, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, as described above. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). The fair value of the embedded derivatives associated with these investments increased during the third quarter of 2009 due to the impact of credit spread tightening on the underlying investments. As of September 30, 2009 the embedded derivatives remain in a $97 million loss position on a cumulative basis as a result of the stress experienced in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

Residential Mortgage-Backed Securities

As of September 30, 2009, on an amortized cost basis, $10.182 billion of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of A or above. Of these pass-through securities, $8.572 billion are supported by the U.S. government, and $1.610 billion are supported by foreign governments. Collateralized mortgage obligations, including approximately $41 million secured by “ALT-A” mortgages, represented the remaining $78 million of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), of which 41% have credit ratings of A or above, 16% have BBB credit ratings and the remaining 43% have below investment grade ratings.

As of September 30, 2009, on an amortized cost basis, $2.549 billion of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit U.S. government guarantees and have credit ratings of A or above. Collateralized mortgage obligations, including approximately $129 million secured by “ALT-A” mortgages, represented the remaining $318 million of residential mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business), of which 58% have A credit ratings or above, and 42% have below investment grade ratings.

Commercial Mortgage-Backed Securities

Weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital have led to a very difficult refinancing environment and an increase in the overall delinquency rate on commercial mortgages in the commercial mortgage-backed securities market. Difficult conditions in the global financial markets and the overall economic downturn continue to put additional pressure on these fundamentals through rising vacancies, falling rents and falling property values. In addition, we have observed several market factors related to commercial mortgage-backed securities issued in 2006 and 2007, including less stringent underwriting, higher levels of leverage and collateral valuations that are generally no longer realizable. To ensure our investment objectives and asset strategies are maintained, we consider these market factors in making our investment decisions on securities in these vintages. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	176	—	20	66	65	327	341
2007	1,565	—	—	38	106	1,709	1,842
2006	3,090	9	39	—	10	3,148	3,389
2005	1,518	32	—	12	14	1,576	1,585
2004 & Prior	919	119	21	11	4	1,074	1,349

Total commercial mortgage-backed securities(1)(2)(3)	$7,268	$160	$80	$127	$199	$7,834	$8,506

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	159	—	19	59	52	289	293
2007	1,571	—	—	36	82	1,689	1,393
2006	3,081	8	31	—	8	3,128	2,695
2005	1,581	30	—	12	13	1,636	1,288
2004 & Prior	923	108	16	5	4	1,056	1,183

Total commercial mortgage-backed securities(1)	$7,315	$146	$66	$112	$159	$7,798	$6,852

(1)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(2)	Included in the table above as of September 30, 2009 are commercial mortgage-backed securities collateralized by Non-U.S. properties with amortized cost of $11 million in AAA, none in AA, $20 million in A, $116 million in BBB and $195 million in BB and below.
(3)	Included in the table above as of September 30, 2009 are downgraded super senior securities with amortized cost of $80 million in AA and $36 million in A.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 33% as of September 30, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of September 30, 2009, based on amortized cost, approximately 92% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 76% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of September 30, 2009, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	September 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	34	—	—	—	—
2007	31	—	—	—	—
2006	31	30	30	—	—
2005	29	31	—	—	—
2004 & Prior	28	24	10	8	—

Non-U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	September 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	—	—	6	5	10
2007	—	—	—	3	2
2006	—	—	—	—	7
2005	—	—	—	13	3
2004 & Prior	—	—	—	—	—

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	September 30, 2009
	Super Senior AAA Structures				Other AAA Structures		Other	Total AAA Securities at Amortized Cost
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—	$—
2008	176	—	—	—	—	—	—	176
2007	1,565	—	—	—	—	—	—	1,565
2006	2,040	1,039	—	—	—	—	11	3,090
2005	664	834	—	—	—	—	20	1,518
2004 & Prior	57	157	—	—	440	250	15	919

Total	$4,502	$2,030	$—	$—	$440	$250	$46	$7,268

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	10	—	—	—	—	10	10
2007	441	—	19	—	—	460	437
2006	855	—	—	—	—	855	882
2005	1,250	22	—	—	—	1,272	1,282
2004 & Prior	1,057	39	43	1	—	1,140	1,247

Total commercial mortgage-backed securities(1)	$3,613	$61	$62	$1	$—	$3,737	$3,858

(1)	Included in the table above as of September 30, 2009 are downgraded super senior securities with amortized cost of $25 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	9	—	—	—	—	9	9
2007	438	—	4	—	—	442	326
2006	832	—	—	—	—	832	689
2005	1,257	21	—	—	—	1,278	1,051
2004 & Prior	1,064	32	37	1	—	1,134	1,113

Total commercial mortgage-backed securities	$3,600	$53	$41	$1	$—	$3,695	$3,188

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 29% as of September 30, 2009. See above for a definition of this percentage. As of September 30, 2009, based on amortized cost, approximately 86% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 50% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of September 30, 2009, by rating and vintage.

Commercial Mortgage-Backed Securities -Subordination Percentages by Rating and Vintage—Closed Block Business

	September 30, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	28	—	—	—	—
2007	30	—	5	—	—
2006	29	—	—	—	—
2005	26	31	—	—	—
2004 & Prior	24	15	20	9	—

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	September 30, 2009
	Super Senior AAA Structures				Other AAA Structures		Other	Total AAA Securities at Amortized Cost
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—	$—
2008	10	—	—	—	—	—	—	10
2007	441	—	—	—	—	—	—	441
2006	698	131	—	—	—	—	26	855
2005	1,044	205	—	—	—	—	1	1,250
2004 & Prior	48	11	—	—	883	110	5	1,057

Total	$2,241	$347	$—	$—	$883	$110	$32	$3,613

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $10.8 billion, or 8%, of the total fixed maturities as of September 30, 2009 and $9.0 billion, or 7%, of the total fixed maturities as of December 31, 2008. Below investment grade fixed maturities represented 36% and 19% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2009 and December 31, 2008, respectively. The increase in below investment grade fixed maturity securities is primarily due to credit migration on existing securities, rather than new originations or purchases.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $7.5 billion, or 18%, of the total fixed maturities as of September 30, 2009 and $6.6 billion, or 15%, of the total fixed maturities as of December 31, 2008. Below investment grade fixed maturities represented 52% of the gross unrealized losses attributable to the Closed Block Business as of September 30, 2009, compared to 29% of gross unrealized losses as of December 31, 2008.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1)(2) NAIC Designation	Rating Agency Equivalent	September 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$88,785	$4,117	$1,678	$91,224	$85,474	$4,228	$4,425	$85,277
2	Baa	14,487	722	787	14,422	15,573	163	2,893	12,843

	Subtotal Investment Grade	103,272	4,839	2,465	105,646	101,047	4,391	7,318	98,120
3	Ba	2,841	37	347	2,531	3,009	16	800	2,225
4	B	1,633	11	361	1,283	1,639	2	565	1,076
5	C and lower	1,397	23	422	998	379	14	123	270
6	In or near default	499	32	158	373	36	4	4	36

	Subtotal Below Investment Grade(4)	6,370	103	1,288	5,185	5,063	36	1,492	3,607

Total Public Fixed Maturities		$109,642	$4,942	$3,753	$110,831	$106,110	$4,427	$8,810	$101,727

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2009 and December 31, 2008, respectively, 14 securities with amortized cost of $3 million (fair value, $1 million) and 13 securities with amortized cost of $3 million (fair value, $2 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $184 million of gross unrealized gains and $134 million gross unrealized losses as of September 30, 2009, compared to $132 million of gross unrealized gains and $132 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity.
(4)	On an amortized cost basis, as of September 30, 2009 includes $241 million in emerging markets securities and $172 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	Rating Agency Equivalent	September 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$19,297	$1,001	$628	$19,670	$20,231	$977	$2,040	$19,168
2	Baa	5,839	345	226	5,958	6,555	59	1,169	5,445

	Subtotal Investment Grade	25,136	1,346	854	25,628	26,786	1,036	3,209	24,613
3	Ba	1,958	46	155	1,849	2,209	8	538	1,679
4	B	1,447	16	275	1,188	1,324	2	453	873
5	C and lower	980	18	296	702	349	6	111	244
6	In or near default	401	26	118	309	15	1	1	15

	Subtotal Below Investment Grade(2)	4,786	106	844	4,048	3,897	17	1,103	2,811

Total Public Fixed Maturities		$29,922	$1,452	$1,698	$29,676	$30,683	$1,053	$4,312	$27,424

(1)	Includes, as of September 30, 2009 and December 31, 2008, respectively, 16 securities with amortized cost of $19 million (fair value, $10 million) and 18 securities with amortized cost of $30 million (fair value, $20 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of September 30, 2009, includes $593 million in securitized bank loans and $365 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1)(2) NAIC Designation	Rating Agency Equivalent	September 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,871	$301	$132	$6,040	$6,284	$112	$408	$5,988
2	Baa	10,772	395	467	10,700	11,341	92	1,310	10,123

	Subtotal Investment Grade	16,643	696	599	16,740	17,625	204	1,718	16,111
3	Ba	2,548	45	191	2,402	2,405	24	381	2,048
4	B	1,136	14	140	1,010	1,037	14	244	807
5	C and lower	427	6	56	377	283	7	59	231
6	In or near default	277	32	17	292	232	8	39	201

	Subtotal Below Investment Grade(4)	4,388	97	404	4,081	3,957	53	723	3,287

Total Private Fixed Maturities		$21,031	$793	$1,003	$20,821	$21,582	$257	$2,441	$19,398

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2009 and December 31, 2008, respectively, 100 securities with amortized cost of $1,940 million (fair value, $2,002 million) and 129 securities with amortized cost of $1,211 million (fair value, $1,052 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $13 million of gross unrealized gains and $5 million of gross unrealized losses as of September 30, 2009, compared to $25 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity.
(4)	On an amortized cost basis, as of September 30, 2009 includes $931 million in securitized bank loans and $201 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	Rating Agency Equivalent	September 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$2,989	$309	$24	$3,274	$3,379	$116	$115	$3,380
2	Baa	6,592	397	68	6,921	6,175	86	460	5,801

	Subtotal Investment Grade	9,581	706	92	10,195	9,554	202	575	9,181
3	Ba	1,492	41	86	1,447	1,651	15	241	1,425
4	B	893	9	76	826	652	9	141	520
5	C and lower	187	—	25	162	158	3	39	122
6	In or near default	127	9	11	125	240	2	11	231

	Subtotal Below Investment Grade(2)	2,699	59	198	2,560	2,701	29	432	2,298

Total Private Fixed Maturities		$12,280	$765	$290	$12,755	$12,255	$231	$1,007	$11,479

(1)	Includes, as of September 30, 2009 and December 31, 2008, respectively, 63 securities with amortized cost of $1,131 million (fair value, $1,171 million) and 87 securities with amortized cost of $1,908 million (fair value, $1,797 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of September 30, 2009, includes $532 million in securitized bank loans and $300 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1) NAIC Designation	Rating Agency Equivalent	September 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$30,783	$1,881	$781	$31,883	$29,537	$874	$1,753	$28,658
2	Baa	22,960	1,044	1,024	22,980	23,777	198	3,420	20,555
	Subtotal Investment Grade	53,743	2,925	1,805	54,863	53,314	1,072	5,173	49,213
3	Ba	4,716	62	387	4,391	4,685	29	983	3,731
4	B	1,961	24	219	1,766	2,257	15	641	1,631
5	C and lower	564	24	72	516	433	20	119	334
6	In or near default	308	46	35	319	178	7	15	170
	Subtotal Below Investment Grade	7,549	156	713	6,992	7,553	71	1,758	5,866

Total Corporate Securities		$61,292	$3,081	$2,518	$61,855	$60,867	$1,143	$6,931	$55,079

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.

The following table sets forth our corporate securities by NAIC rating attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

		September 30, 2009				December 31, 2008
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$9,661	$836	$54	$10,443	$9,382	$329	$435	$9,276
2	Baa	11,491	713	145	12,059	11,379	120	1,161	10,338

	Subtotal Investment Grade	21,152	1,549	199	22,502	20,761	449	1,596	19,614
3	Ba	2,966	65	144	2,887	3,344	19	589	2,774
4	B	1,629	21	118	1,532	1,721	11	484	1,248
5	C and lower	373	16	47	342	335	5	114	226
6	In or near default	190	33	18	205	252	2	11	243

	Subtotal Below Investment Grade	5,158	135	327	4,966	5,652	37	1,198	4,491

Total Corporate Securities		$26,310	$1,684	$526	$27,468	$26,413	$486	$2,794	$24,105

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $2 million and $7 million for the three and nine months ended September 30, 2009, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2008, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

NAIC Designation	Rating Agency Equivalent	September 30, 2009
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$295	$2	$144	$(2)	$439	$—
2	Baa	25	1	327	(9)	352	(8)

	Subtotal Investment Grade	320	3	471	(11)	791	(8)
3	Ba	—	—	192	(6)	192	(6)
4	B	—	—	—	—	—	—
5	C and lower	—	—	50	(4)	50	(4)
6	In or near default	—	—	70	(19)	70	(19)

	Subtotal Below Investment Grade	—	—	312	(29)	312	(29)

Total(2)		$320	$3	$783	$(40)	$1,103	$(37)

Credit Derivatives, Sold Protection—Financial Services Businesses

NAIC Designation	Rating Agency Equivalent	December 31, 2008
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$320	$(9)	$207	$(19)	$527	$(28)
2	Baa	—	—	517	(84)	517	(84)

	Subtotal Investment Grade	320	(9)	724	(103)	1,044	(112)
3	Ba	—	—	15	(2)	15	(2)
4	B	—	—	—	—	—	—
5	C and lower	—	—	102	(32)	102	(32)
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	117	(34)	117	(34)

Total(2)		$320	$(9)	$841	$(137)	$1,161	$(146)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

NAIC Designation	Rating Agency Equivalent	September 30, 2009
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$28	$—	$6	$—	$34	$—
2	Baa	5	—	25	—	30	—

	Subtotal Investment Grade	33	—	31	—	64	—
3	Ba	—	—	—	—	—	—
4	B	—	—	—	—	—	—
5	C and lower	—	—	—	—	—	—
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	—	—	—	—	—	—

Total(2)		$33	$—	$31	$—	$64	$—

Credit Derivatives, Sold Protection—Closed Block Business

NAIC Designation	Rating Agency Equivalent	December 31, 2008
		Single Name		First to Default Basket(1)		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$20	$(1)	$6	$—	$26	$(1)
2	Baa	5	—	25	(1)	30	(1)

	Subtotal Investment Grade	25	(1)	31	(1)	56	(2)
3	Ba	—	—	—	—	—	—
4	B	—	—	—	—	—	—
5	C and lower	5	—	—	—	5	—
6	In or near default	—	—	—	—	—	—

	Subtotal Below Investment Grade	5	—	—	—	5	—

Total(2)		$30	$(1)	$31	$(1)	$61	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of September 30, 2009 and December 31, 2008, the Financial Services Businesses had $1.863 billion and $1.069 billion of outstanding notional amounts, reported at fair value as a $150 million asset and a $189 million asset, respectively. As of September 30, 2009 and December 31, 2008, the Closed Block Business had $480 million and $309 million of outstanding notional amounts, reported at fair value as an asset of $67 million and $64 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $13 million and $32 million for the three and nine months ended September 30, 2009, respectively, and $6 million and $15 million for the three and nine months ended

September 30, 2008, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2009		December 31, 2008
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$654	$114	$9,612	$2,605
Three months or greater but less than six months	322	83	13,481	4,623
Six months or greater but less than nine months	1,455	514	1,082	488
Nine months or greater but less than twelve months	1,567	463	272	159
Greater than twelve months	3,968	1,409	—	—

Total	$7,966	$2,583	$24,447	$7,875

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations. The month count was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments on January 1, 2009.

The gross unrealized losses were primarily concentrated in asset-backed securities as of September 30, 2009 and December 31, 2008. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $2.583 billion as of September 30, 2009 includes $1.357 billion relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of September 30, 2009 also includes $93 million of gross unrealized losses on securities with amortized cost of $144 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $1 million was included in the three months or greater but less than six months timeframe, $11 million was included in the six months or greater but less than nine months timeframe, $7 million was included in the nine months or greater but less than twelve months timeframe and $74 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cashflows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At September 30, 2009, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	September 30, 2009		December 31, 2008
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$588	$201	$3,377	$928
Three months or greater but less than six months	27	9	6,159	2,338
Six months or greater but less than nine months	861	316	662	325
Nine months or greater but less than twelve months	361	122	25	21
Greater than twelve months	1,640	629	—	—

Total	$3,477	$1,277	$10,223	$3,612

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations. The month count was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments on January 1, 2009.

The gross unrealized losses were primarily concentrated in asset-backed securities as of September 30, 2009 and December 31, 2008. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.277 billion as of September 30, 2009 includes $1.036 billion relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of September 30, 2009 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cashflows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At September 30, 2009, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

In addition, effective with our adoption on January 1, 2009 of new authoritative guidance related to debt securities we recognize an other-than-temporary impairment in earnings for a debt security in an unrealized loss position when either (a) we have the intent to sell the debt security or (b) it is more likely than not we will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, we analyze our ability to recover the amortized cost by comparing the net present value of our best estimate of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The determination of the assumptions used in these projections requires the use of significant management judgment. See Note 2 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these assumptions and our policies for recognizing other-than-temporary impairments for debt securities.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $267 million and $332 million for the three months ended September 30, 2009 and 2008, respectively, and $1,006 million and $1,152 million for the nine months ended September 30, 2009 and 2008, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended

September 30, 2009 and 2008, were $149 million and $91 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the nine months ended September 30, 2009 and 2008 include $598 million and $756 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $93 million and $119 million for the three months ended September 30, 2009 and 2008, respectively, and $446 million and $479 million for the nine months ended September 30, 2009 and 2008, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended September 30, 2009 and 2008, were $72 million and $39 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the nine months ended September 30, 2009 and 2008 include $273 million and $318 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

Trading account assets supporting insurance liabilities

Certain products included in the Retirement and International Insurance segments, are experience-rated, meaning that we expect the investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial mortgage and other loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income,” and excluded from adjusted operating income. Investment income for these investments is reported in “Net investment income,” and is included in adjusted operating income. The following table sets forth the composition of this portfolio as of the dates indicated.

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$868	$867	$1,232	$1,232
Fixed Maturities:
Corporate Securities	8,890	9,114	8,814	7,971
Commercial Mortgage-Backed	2,101	2,091	2,335	2,092
Residential Mortgage-Backed	1,346	1,348	708	684
Asset Backed Securities	971	787	915	635
Foreign Government	560	571	416	420
U.S. Government	158	151	147	143

Total Fixed Maturities	14,026	14,062	13,335	11,945
Equity Securities	1,031	919	1,074	698

Total trading account assets supporting insurance liabilities	$15,925	$15,848	$15,641	$13,875

As a percentage of amortized cost, 75% of the portfolio was publicly traded as of both September 30, 2009, and December 31, 2008. As of both September 30, 2009 and December 31, 2008, 88% of the fixed maturity portfolio was classified as investment grade. As of September 30, 2009, $1.150 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $120 million secured by “ALT-A” mortgages, represented the remaining

$196 million of residential mortgage-backed securities, of which 88% have credit ratings of A or better and 12% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2009		December 31, 2008
Industry(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$2,945	$3,063	$2,870	$2,631
Utilities	1,949	1,990	1,958	1,757
Services	1,361	1,388	1,464	1,302
Finance	1,130	1,127	1,045	931
Energy	678	698	624	553
Transportation	484	487	462	426
Retail and Wholesale	342	360	390	371
Other	1	1	1	—

Total Corporate Securities	$8,890	$9,114	$8,814	$7,971

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	1	—	—	—	126	127	133
2006	2	4	16	15	104	141	183
2005	7	5	—	—	52	64	83
2004 & Prior	3	26	5	29	19	82	94

Total collateralized by sub-prime mortgages	13	35	21	44	301	414	493
Other asset-backed securities:
Collateralized by auto loans	131	5	—	3	—	139	149
Collateralized by credit cards	213	—	—	105	—	318	141
Other asset-backed securities	52	3	8	24	13	100	132

Total asset-backed securities	$409	$43	29	$176	$314	$971	$915

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	2	—	—	—	65	67	61
2006	1	3	7	8	68	87	115
2005	6	4	—	—	33	43	63
2004 & Prior	2	19	3	14	13	51	59

Total collateralized by sub-prime mortgages(1)	11	26	10	22	179	248	298
Other asset-backed securities:
Collateralized by auto loans	132	5	—	3	—	140	144
Collateralized by credit cards	224	—	—	101	—	325	89
Other asset-backed securities(2)	43	3	7	17	4	74	104

Total asset-backed securities	$410	$34	$17	$143	$183	$787	$635

(1)	Included within the $248 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of September 30, 2009 are $30 million of securities collateralized by second-lien exposures at fair value.
(2)	As of September 30, 2009, includes collateralized debt obligations with fair value of $6 million, none of which are secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, education loans, equipment leases, and franchises.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	45	—	—	—	—	45	46
2006	197	—	—	—	—	197	197
2005	966	10	—	—	—	976	1,012
2004 & Prior	782	53	35	10	3	883	1,080

Total commercial mortgage-backed securities(1)	$1,990	$63	$35	$10	$3	$2,101	$2,335

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2009						Total December 31, 2008
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	40	—	—	—	—	40	33
2006	198	—	—	—	—	198	168
2005	976	9	—	—	—	985	906
2004 & Prior	783	48	29	5	3	868	985

Total commercial mortgage-backed securities	$1,997	$57	$29	$5	$3	$2,091	$2,092

(1)	Included in the table above as of September 30, 2009 are downgraded super senior securities with amortized cost of $9 million in AA.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1) (2) NAIC Designation	Rating Agency Equivalent	September 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,749	$214	$104	$6,859	$5,843	$48	$455	$5,436
2	Baa	2,313	108	36	2,385	2,673	4	359	2,318

	Subtotal Investment Grade	9,062	322	140	9,244	8,516	52	814	7,754
3	Ba	421	5	30	396	544	—	128	416
4	B	254	1	27	228	279	—	93	186
5	C and lower	159	1	64	96	50	—	29	21
6	In or near default	103	—	59	44	30	—	27	3

	Subtotal Below Investment Grade	937	7	180	764	903	—	277	626

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,999	$329	$320	$10,008	$9,419	$52	$1,091	$8,380

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	Rating Agency Equivalent	September 30, 2009				December 31, 2008
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$825	$30	$11	$844	$977	$2	$60	$919
2	Baa	2,442	98	44	2,496	2,191	13	191	2,013

	Subtotal Investment Grade	3,267	128	55	3,340	3,168	15	251	2,932
3	Ba	551	8	20	539	571	2	74	499
4	B	136	4	14	126	141	—	37	104
5	C and lower	47	—	11	36	10	—	2	8
6	In or near default	26	—	13	13	26	—	4	22

	Subtotal Below Investment Grade	760	12	58	714	748	2	117	633

Total Private Trading Account Assets Supporting Insurance Liabilities		$4,027	$140	$113	$4,054	$3,916	$17	$368	$3,565

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Other Trading Account Assets

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives we use either in our capacity as a broker-dealer or for asset and liability management activities. Also, for certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, we may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets.” These instruments are carried at fair value, with realized and unrealized gains and losses reported in “Asset management fees and other income,” and excluded from adjusted operating income. Interest and dividend income from these investments is reported in “Net investment income,” and is included in adjusted operating income. The following table sets forth the composition of our other trading account assets as of the dates indicated.

	September 30, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$3	$3	$—	$—	$6	$6	$—	$—
Fixed Maturities:
Corporate Securities	180	178	123	135	96	88	123	105
Asset-Backed Securities	1,495	1,442	27	27	371	269	25	15
Commercial Mortgage-Backed	227	128	—	—	216	135	—	—
Residential Mortgage-Backed	282	136	—	—	278	150	—	—
Foreign Government	23	23	—	—	33	34	—	—
U.S. Government	23	23	—	—	9	9	—	—

Total Fixed Maturities	2,230	1,930	150	162	1,003	685	148	120

Equity Securities	104	109	5	5	30	23	—	—
Other	17	19	—	—	14	14	—	—

Total other trading account assets	$2,354	$2,061	$155	$167	$1,053	$728	$148	$120

During the first nine months of 2009, we purchased asset-backed securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility, or TALF. TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans. As of September 30, 2009, $1,066 million of asset-backed securities attributable to the Financial Services Businesses were purchased under TALF and are reflected within “Other trading account assets.” We received secured financing from the Federal Reserve of $979 million related to the purchase of these securities that is reflected within “Long-term debt.” For additional information regarding TALF, see “—Liquidity and Capital Resources.”

As of September 30, 2009, on an amortized cost basis 93% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 5% have BBB and the remaining 2% have BB and below credit ratings. As of September 30, 2009, on an amortized cost basis 37% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 63% have BBB credit ratings.

Beginning in second quarter of 2008 and continuing through the third quarter of 2009, we restructured certain externally managed investments in the European market attributable to the Financial Services Businesses, which reflected our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities. These investments are now included as direct holdings in our portfolio and are reflected within “Other trading account assets.” The medium term note investments were previously recorded within “fixed maturity securities–available for sale.” For additional information regarding externally managed investments in the European market, see “—Fixed Maturity Securities—Asset-Backed Securities.”

Commercial Mortgage and Other Loans

Investment Mix

As of September 30, 2009 and December 31, 2008 we held approximately 12% and 13%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $511 million and $211 million allowance for losses as of September 30, 2009 and December 31, 2008, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	September 30, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial mortgage loans	$19,586	$8,642	$19,936	$8,765
Uncollateralized loans	1,317	—	1,204	40
Loans collateralized by residential properties	945	1	976	1
Other collateralized loans(1)	111	—	129	—

Total commercial mortgage and other loans(2)	$21,959	$8,643	$22,245	$8,806

(1)	Other collateralized loans attributable to the Financial Services Businesses includes $92 million and $109 million of collateralized consumer loans and $19 million and $19 million of loans collateralized by aviation assets as of September 30, 2009 and December 31, 2008, respectively.
(2)	Excluded from the tables above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

We originate domestic commercial mortgage loans using dedicated investment staff and a network of independent companies through our various regional offices across the country. All loans are underwritten consistently to our standards using a proprietary quality rating system that has been developed from our experience in real estate and mortgage lending.

Uncollateralized loans primarily represent reverse dual currency loans and corporate loans which do not meet the definition of a security under authoritative accounting guidance.

Loans collateralized by residential properties primarily include Japanese recourse loans. Upon default of these recourse loans we can make a claim against the personal assets of the property owner, in addition to the mortgaged property. In addition, these loans are backed by third party guarantors.

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

	September 30, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by region:
U.S. Regions:
Pacific	$5,819	29.7%	$2,927	33.9%	$5,854	29.4%	$2,834	32.3%
South Atlantic	4,685	23.9	1,689	19.5	4,614	23.2	1,751	20.0
Middle Atlantic	2,916	14.9	1,873	21.7	2,953	14.8	1,896	21.6
East North Central	1,690	8.6	452	5.2	1,772	8.9	500	5.7
West South Central	1,336	6.8	653	7.6	1,460	7.3	646	7.4
Mountain	1,084	5.5	437	5.1	1,129	5.7	407	4.6
New England	761	3.9	191	2.2	903	4.5	327	3.7
West North Central	578	3.0	200	2.3	604	3.0	180	2.1
East South Central	370	1.9	164	1.9	385	1.9	167	1.9

Subtotal—U.S.	19,239	98.2	8,586	99.4	19,674	98.7	8,708	99.3
Asia	10	0.1	—	—	1	—	—	—
Other	337	1.7	56	0.6	261	1.3	57	0.7

Total commercial mortgage loans	$19,586	100.0%	$8,642	100.0%	$19,936	100.0%	$8,765	100.0%

	September 30, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by property type:
Industrial buildings	$4,491	22.9%	$1,954	22.6%	$4,544	22.8%	$1,959	22.3%
Retail stores	4,179	21.4	1,715	19.8	3,742	18.8	1,578	18.0
Office buildings	3,876	19.8	1,829	21.2	4,024	20.2	1,787	20.4
Apartment Complexes	2,981	15.2	1,442	16.7	3,549	17.8	1,727	19.7
Other	1,763	9.0	546	6.3	1,719	8.6	518	5.9
Hospitality	1,176	6.0	423	4.9	1,134	5.7	427	4.9
Agricultural properties	1,120	5.7	733	8.5	1,224	6.1	769	8.8

Total commercial mortgage loans	$19,586	100.0%	$8,642	100.0%	$19,936	100.0%	$8,765	100.0%

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

As of September 30, 2009, our general account investments in commercial mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.80 times, and a weighted average loan-to-value ratio of 65%. As of September 30, 2009, our general account investments in commercial mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.92 times, and a weighted average loan-to-value ratio of 58%. For those general account commercial mortgage loans attributable to the Financial Services Businesses that were originated in 2009, the weighted average loan-to-value ratio was 57%, and the weighted average debt service coverage ratio was 1.63 times.

The values utilized in calculating these loan-to-value ratios are developed as part of our periodic review of the commercial mortgage loan portfolio, which includes an internal evaluation of the underlying collateral value. Our periodic review also includes a quality re-rating process, whereby we update the internal quality rating originally assigned at underwriting based on the proprietary quality rating system mentioned above. As discussed below, the internal quality rating is a key input in determining our allowance for loan losses.

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage loan portfolio attributable to the Financial Services Businesses included approximately $1.6 billion and $1.8 billion of such loans as of September 30, 2009 and December 31, 2008, respectively, and our commercial mortgage loan portfolio attributable to the Closed Block Business included approximately $0.6 billion and $0.7 billion of such loans as of September 30, 2009 and December 31, 2008, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. While these unstabilized loans are included in the calculation of our portfolio reserve as discussed below, as of September 30, 2009 there are no loan-specific reserves related to these loans. For information regarding similar loans we hold as part of our commercial mortgage operations, see “—Invested Asset of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	September 30, 2009
	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$2,901	$394	$767	$591	$164	$111	$4,928
50% - 60%	1,130	527	1,001	478	118	57	3,311
60% - 70%	686	277	884	1,461	203	83	3,594
70% - 80%	227	691	1,081	1,517	353	93	3,962
80% - 90%	28	59	441	764	159	312	1,763
90% - 100%	167	—	75	250	304	82	878
Greater than 100%	20	—	91	149	409	481	1,150

Total commercial mortgage loans	$5,159	$1,948	$4,340	$5,210	$1,710	$1,219	$19,586

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	September 30, 2009
	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$1,902	$491	$516	$335	$102	$59	$3,405
50% - 60%	379	180	382	209	49	67	1,266
60% - 70%	86	84	474	617	83	29	1,373
70% - 80%	75	92	450	665	32	23	1,337
80% - 90%	—	10	304	156	68	44	582
90% - 100%	—	—	—	146	217	—	363
Greater than 100%	—	—	32	13	165	106	316

Total commercial mortgage loans	$2,442	$857	$2,158	$2,141	$716	$328	$8,642

The following tables set forth the breakdown of our commercial mortgage loans by year of origination as of September 30, 2009.

Commercial Mortgage Loans by Year of Origination

	September 30, 2009
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2009	$1,203	6.2%	$413	4.8%
2008	3,725	19.0	1,209	14.0
2007	4,661	23.8	1,681	19.4
2006	3,394	17.3	1,083	12.5
2005	2,198	11.2	837	9.7
2004 and prior	4,405	22.5	3,419	39.6

Total commercial mortgage loans	$19,586	100.0%	$8,642	100.0%

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

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans that are determined to be non-performing as a result of our loan review process, and a portfolio reserve for probable incurred but not specifically identified losses for loans which are not on the watch list. We define a non-performing loan as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on the internal quality ratings mentioned above, as well as property type diversification, our past loan experience and other relevant factors. Together with historical credit migration and default statistics, the internal quality ratings are used to determine a default probability by loan. Historical loss severity statistics by property type are then applied to arrive at an estimate for incurred but not specifically identified losses. Historical credit migration, default and loss severity statistics are updated each quarter based on our actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations. The valuation allowance for commercial mortgage and other loans can increase or decrease from period to period based on these factors.

The following table sets forth the gross carrying value for commercial mortgage and other loans by loan classification as of the dates indicated:

	September 30, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Current	$21,658	$8,630	$22,162	$8,788
Delinquent, not in foreclosure	211	13	57	17
Delinquent, in foreclosure	8	—	—	—
Restructured	82	—	26	1

Total commercial mortgage and other loans	$21,959	$8,643	$22,245	$8,806

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	September 30, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$153	$58	$90	$28
Addition to/(release of) allowance for losses	284	96	58	30
Charge-offs, net of recoveries	(60)	(20)	—	—
Change in foreign exchange	—	—	5	—

Allowance, end of period	$377	$134	$153	$58

As of September 30, 2009 the $377 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses includes $141 million related to loan specific reserves and $236 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2008 the $153 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $8 million related to loan specific reserves and $145 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of September 30, 2009 the $134 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business includes $26 million related to loan specific reserves and $108 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2008 the $58 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $6 million related to loan specific reserves and $52 million related to the portfolio reserve for probable incurred but not specifically identified losses. The increase in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects the overall economic downturn and weakness in commercial real estate fundamentals, as discussed above.

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

Equity Securities—Financial Services Businesses

	September 30, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,927	$422	$93	$3,256	$3,807	$43	$624	$3,226
Private equity	451	72	44	479	461	20	48	433

Total Equity	$3,378	$494	$137	$3,735	$4,268	$63	$672	$3,659

Public equity securities include mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance. These mutual funds invest primarily in high yield bonds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of September 30, 2009 were $1,286 million, $316 million, $0 million, and $1,602 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2008 were $1,306 million, $23 million, $119 million, and $1,210 million, respectively.

Equity securities also include perpetual preferred securities, which have characteristics of both debt and equity securities. The cost, gross unrealized gains, gross unrealized losses, and fair value of perpetual preferred securities as of September 30, 2009 were $332 million, $19 million, $28 million, and $323 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these securities as of December 31, 2008 were $378 million, $1 million, $93 million, and $286 million, respectively.

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

Equity Securities—Closed Block Business

	September 30, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,596	$424	$74	$2,946	$2,998	$196	$811	$2,383
Private equity	6	1	—	7	17	—	—	17

Total Equity	$2,602	$425	$74	$2,953	$3,015	$196	$811	$2,400

The cost, gross unrealized gains, gross unrealized losses, and fair value of perpetual preferred securities as of September 30, 2009 were $187 million, $8 million, $17 million, and $178 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these securities as of December 31, 2008 were $106 million, $0 million, $29 million, and $77 million, respectively.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	September 30, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$925	$13	$1,352	$104
Three months or greater but less than six months	23	2	340	31
Six months or greater but less than nine months	87	9	174	9
Nine months or greater but less than twelve months	97	8	124	6
Greater than twelve months	518	51	—	—

Total	$1,650	$83	$1,990	$150

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$27	$6	$1,002	$337
Three months or greater but less than six months	27	6	248	80
Six months or greater but less than nine months	136	28	39	17
Nine months or greater but less than twelve months	22	4	322	88
Greater than twelve months	22	10	—	—

Total	$234	$54	$1,611	$522

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of September 30, 2009 were primarily concentrated in the finance, public utilities, and other sectors compared to December 31, 2008 where the gross unrealized losses were primarily concentrated in the finance, other, and manufacturing sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $54 million as of September 30, 2009 includes $10 million of gross unrealized losses on securities with a cost of $21 million where the estimated fair value had declined and remained below cost by 50% or more, all of which was included in the greater than twelve months timeframe. Securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2009 represent perpetual preferred securities, which have characteristics of both debt and equity securities and to which an impairment model similar to our fixed maturities is applied. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	September 30, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$2,208	$21	$1,348	$106
Three months or greater but less than six months	33	3	—	—
Six months or greater but less than nine months	31	7	—	—
Nine months or greater but less than twelve months	123	10	—	—
Greater than twelve months	138	13	—	—

Total	$2,533	$54	$1,348	$106

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	September 30, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$15	$4	$288	$89
Three months or greater but less than six months	17	4	1,289	580
Six months or greater but less than nine months	18	6	72	36
Nine months or greater but less than twelve months	11	4	—	—
Greater than twelve months	9	2	—	—

Total	$70	$20	$1,649	$705

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of September 30, 2009 were primarily concentrated in the finance, energy, and manufacturing sectors compared to December 31, 2008 where the gross unrealized losses were primarily concentrated in the manufacturing, finance and services sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $20 million as of September 30, 2009 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2009 represent perpetual preferred securities, which have characteristics of both debt and equity securities and to which an impairment model similar to our fixed maturities is applied. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis and is included in “Realized investment gains (losses). See Note 2 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our policies around other-than-temporary impairments for equity securities. See Note 12 to the Unaudited Interim Consolidated Financial Statements for information regarding the fair value methodology used for equity securities.

Impairments of equity securities attributable to the Financial Services Businesses were $62 million and $71 million for the three months ended September 30, 2009 and 2008, respectively, and $379 million and $214 million for the nine months ended September 30, 2009 and 2008, respectively. Impairments of equity securities attributable to the Closed Block Business were $161 million and $14 million for the three months ended September 30, 2009 and 2008, respectively, and $600 million and $201 million for the nine months ended September 30, 2009 and 2008, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	September 30, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$340	$354	$405	$348
Non real estate related	840	1,017	904	1,044
Real estate held through direct ownership	1,058	—	1,109	—
Other(1)	573	211	617	237

Total other long-term investments	$2,811	$1,582	$3,035	$1,629

(1)	Primarily includes derivatives and member stock held in the Federal Home Loan Bank of New York. For additional information regarding our holding in the Federal Home Loan Bank of New York, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	September 30, 2009	December 31, 2008
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,956	$1,805
Private, available for sale, at fair value	50	55
Other trading account assets, at fair value	1,595	3,488
Equity securities, available for sale, at fair value	12	6
Commercial mortgage and other loans, at book value	2,034	2,274
Securities purchased under agreements to resell	6	480
Other long-term investments	1,485	2,348
Short-term investments	1,591	1,218

Total investments	$8,729	$11,674

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

Our asset management operations also include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Due to market conditions and the inherent risk of these loans, the underwriting of new interim loans was suspended during the third quarter of 2008. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of September 30, 2009, the interim loans had an unpaid principal balance of $1.8 billion and an allowance for losses or credit related market value losses totaling $186 million. The weighted average loan-to-value ratio was 109%, indicating that, in aggregate, the loan amount was greater than the collateral value, and the weighted average debt service coverage ratio was 1.13 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

As of September 30, 2009, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of $755 million and fair value of $787 million, 99% of which have credit ratings of A or above and the remaining 1% of which have credit ratings of BB and below. Also included are available for sale commercial mortgage-backed securities with amortized cost of $81 million and fair value of $84 million, 91% of which have credit ratings of A or above and the remaining 9% of which have credit ratings of BB and below. Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of September 30, 2009 all of which have AAA credit ratings.

As of September 30, 2009, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $206 million and fair value of $200 million, less than 1% of which represents securities collateralized by sub-prime mortgages. Based on amortized cost, 85% of the available for sale asset-backed securities have credit ratings of A or above and the remaining 15% have BBB or below credit ratings. The asset-backed securities as of September 30, 2009, includes collateralized debt obligations with amortized cost of $21 million and fair value of $9 million. An additional $21 million of asset-backed securities held outside the general account as of September 30, 2009 are classified as other trading account assets, 97% of which have credit ratings of AAA and 3% of which have credit ratings of B.

Commercial Real Estate

As discussed above, we have investment-based exposure to commercial real estate through a variety of investment vehicles. This exposure primarily results from our investments in commercial mortgage-backed securities and our whole-loan commercial mortgage holdings. For additional information regarding our exposure to commercial real estate, see the respective investment sections above within “—General Account Investments.” Our invested asset exposure to commercial real estate as of the dates indicated includes the following, shown at their respective balance sheet carrying value:

	September 30, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
General Account
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$7,798	$3,695	$6,852	$3,188
Trading Account Assets Supporting Insurance Liabilities	2,091	—	2,092	—
Other Trading Account Assets	128	—	135	—
Commercial Mortgage Loans, at gross carrying value(1)	19,586	8,642	19,936	8,765
Real estate related joint ventures and limited partnerships(2)	340	354	405	348
Real estate held through direct ownership(3)	1,058	—	1,109	—

Other Entities and Operations(4)
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$84	$—	$22	$—
Other Trading Account Assets	—	—	1	—
Commercial Mortgage Loans, at gross carrying value(5)	2,016	—	2,175	—
Real estate related joint ventures and limited partnerships(2)	473	—	437	—
Real estate held through direct ownership(3)	401	—	1,056	—

(1)	Carrying value is generally based on unpaid principal balance. Amounts are shown gross of allowance for losses of $326 million and $134 million as of September 30, 2009 and $116 million and $58 million as of December 31, 2008, attributable to the Financial Services Businesses and the Closed Block Business, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.
(2)	Balances accounted for under either the cost or equity method and include all real estate related exposures, net of impairments.
(3)	Represents wholly-owned investment real estate which the Company has the intent to hold for the production of income as well as real estate held for sale. Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.
(4)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.
(5)	Carrying value is generally based on unpaid principal balance, the lower of cost or fair value, or fair value. Amounts are shown gross of allowance for losses of $147 million and $76 million as of September 30, 2009 and December 31, 2008, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.

Liquidity and Capital Resources

Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources

The disruptions in the capital markets that began in the latter half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated to unprecedented levels in the latter half of 2008 and the early portion of 2009, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. These disruptions resulted in significant market volatility and adversely impacted the availability and cost of credit and capital. We, like other financial institutions, were not immune to these events.

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

Markets have shown marked improvement since late second quarter of this year. Equity markets have appreciated, with less volatility, and bond spreads have tightened significantly. We have been able to take advantage of the improving market conditions, and have raised approximately $4.4 billion in financing since June 2009 through the sale of (1) 36,858,975 shares of Prudential Financial Common Stock in a public offering (at a price of $39.00 per share for gross proceeds of $1.438 billion), (2) $2.5 billion of Prudential Financial medium-term notes and (3) $500 million of Prudential Insurance surplus notes that are exchangeable for Prudential Financial Common Stock. This has allowed us to preserve our financial flexibility by conserving internal resources and paying down a portion of our commercial paper borrowings.

Due to the continuation of the market dislocation into early 2009, we took certain other actions to strengthen our liquidity and capital position during 2009, including the following: (1) made capital contributions and capital loans to our international insurance operations in Japan totaling $366 million; (2) borrowed $1.5 billion from the Federal Home Loan Bank of New York, or FHLBNY, in the form of collateralized funding agreements, which allowed the use of these proceeds to replace funding agreements between Prudential Financial and Prudential insurance, thereby converting retail medium-term note issuances to general corporate debt; (3) reduced our reliance on commercial paper; (4) sold assets held by some of our affiliates to reduce their borrowing needs; (5) monetized gains from certain derivative positions, including those related to the U.S. dollar denominated products co-insured from our Japanese insurance operations; and (6) acquired assets that would be eligible to be pledged as collateral to the FHLBNY. While the above actions have strengthened our liquidity and capital position, certain of them, as well as our decision to maintain higher levels of cash and short-term investments than in prior periods, have had a negative impact on current earnings.

In addition, the following events occurred during the first nine months of 2009: (1) on June 1, 2009, Prudential Financial announced it will not participate in the TARP Capital Purchase Program; (2) on June 15, 2009, we repurchased $1.819 billion of the floating rate convertible senior notes that we issued in 2007, at par plus accrued interest, as required by the holders under the terms of the notes, using existing cash and short-term investments; and (3) on June 17, 2009, we provided notice to Wells Fargo of our exercise of the “lookback” option put rights under the terms of the joint venture agreements relating to our minority interest in Wachovia Securities.

The Company continues to operate with significant cash and short-term investments on the balance sheet and has access to alternate sources of liquidity, as described below. However, should the recent improvements in the capital markets prove temporary and earlier trends resume, such market disruptions could potentially adversely affect Prudential Financial and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. We may take additional actions beyond those described above, especially in the event of such disruptions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets; (2) utilize further proceeds from our outstanding retail medium-term notes for general corporate purposes by accelerating repayments of additional funding agreements from Prudential Insurance; (3) undertake additional capital management activities, including reinsurance transactions; (4) transfer ownership of certain subsidiaries of Prudential Financial to Prudential Insurance; (5) take additional actions related to derivatives; (6) limit or curtail sales of certain products and/or restructure existing products; (7) effectuate the repayment of affiliate surplus notes; (8) undertake further asset sales, internal asset transfers or pursue asset securitizations; and (9) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties, which are outside of our control, or have economic costs associated with them. In the event that market conditions were to deteriorate, we may also be required to make further capital contributions to our regulated domestic or international subsidiaries.

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

As of September 30, 2009, Prudential Financial had cash and short-term investments of $4.233 billion, a decrease of $201 million from December 31, 2008. Included in the cash and short-term investments of Prudential Financial is $642 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its affiliates on a daily basis. Short-term investments comprise $1.576 billion of Prudential Financial’s total cash and short-term investments and consist primarily of government agency securities and money market funds.

Prudential Financial’s principal sources and uses of cash and short-term investments for the nine months ended September 30, 2009 were as follows:

Nine Months Ended September 30, 2009
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,094
Net proceeds from the issuance of Common Stock(2)	1,391
Proceeds from the issuance of long-term senior debt, net of repayments(2)	2,264
Repayment of funding agreements from Prudential Insurance(3)	1,262
Proceeds from stock-based compensation and exercise of stock options	147

Total sources	6,158

Uses:
Capital contributions to subsidiaries(4)	1,169
Shareholder dividends(5)	39
Repayment of short-term debt, net of issuances(6)	1,864
Repayment of retail medium term notes(2)	90
Repayment of floating rate convertible senior notes(2)	2,109
Payments to purchase fixed maturity securities	127
Net borrowings under intercompany loan agreements(7)	846
Other, net	115

Total uses	6,359

Net increase in cash and short-term investments	$(201)

(1)	Includes dividends and/or returns of capital of $892 million from international insurance and investments subsidiaries, including the repayment of capital loans which were refinanced from internal sources in connection with the maturity of ¥74 billion borrowed under unsecured bridge loan facilities, $178 million from asset management subsidiaries and $24 million from other subsidiaries.
(2)	See “—Financing Activities.”
(3)	See “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(4)	Includes capital contributions of $685 million to international insurance and investments subsidiaries, $239 million to Pruco Reinsurance, $167 million to asset management subsidiaries and $78 million to other subsidiaries.

(5)	Represents payments of Common Stock dividends made in the first nine months of 2009 with respect to the dividend declared in 2008.
(6)	Includes repayment at maturity of ¥74 billion borrowed under unsecured bridge loan facilities as discussed in “—Financing Activities” and a decrease in outstanding commercial paper as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Commercial Paper Programs.”
(7)	Includes net borrowings of $480 million by asset management subsidiaries, $348 million by Pruco Reinsurance and $289 million by our real estate and relocation services business, partially offset by net repayments of $216 million by international insurance subsidiaries. The remainder represents loans and repayments from other subsidiaries.

Prudential Financial is a holding company whose principal assets are its investments in subsidiaries. We believe Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. For our current ratings (some of which are below these targets), a description of material rating actions that occurred in 2009, and a discussion of the potential impacts of ratings downgrades, see “—Ratings.” We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of September 30, 2009 was as follows:

September 30, 2009
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$23,919
Junior subordinated debt (hybrid securities)(1)	1,518
Capital debt(1)	6,976

Total capital	$32,413

(1)	Our capital debt to total capital ratio was 22.7% as of September 30, 2009. For the purpose of calculating this ratio, 75% of the hybrid securities are attributed equity credit, with the remaining 25% treated as capital debt.

As shown in the table above, as of September 30, 2009, the Financial Services Businesses had $32.4 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of September 30, 2009.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets, including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for certain types of asset-backed securities, including certain high-quality commercial mortgage-backed securities issued before January 1, 2009.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. As of December 31, 2008, Prudential Insurance’s unassigned surplus was $2.781 billion, and it recorded applicable adjustments for cumulative unrealized investment gains of $283 million. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend or distribution. If the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, exceeds a specified statutory limit it is considered an extraordinary dividend or distribution and Prudential Insurance must obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers is generally the greater of 10% of the prior calendar year’s statutory surplus, which surplus was $6.432 billion as of December 31, 2008, or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, which was $498 million for the year ended December 31, 2008. Prudential Insurance and our other insurance subsidiaries may also be subject to additional company specific regulatory limitations and adjustments. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

We anticipate that dividends from Prudential Insurance will either not be available or will be substantially constrained in 2009 by the capital requirements of our financial strength rating targets. In 2008, Prudential Insurance declared an ordinary dividend of $727 million and an extraordinary dividend of $773 million to Prudential Holdings, LLC, which were in turn distributed to Prudential Financial.

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

Commercial Paper Programs

Prudential Financial has a commercial paper program currently rated “A-1” by S&P, “P-2” by Moody’s and “F2” by Fitch with an authorized capacity of $5.0 billion. The rating from Fitch currently has a negative outlook. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. Prudential Financial’s outstanding commercial paper borrowings were $209 million as of September 30, 2009, with a weighted average maturity of 22 days of which 16% was overnight. This represents a decrease of $1,034 million from December 31, 2008, largely due to the repayment of maturing commercial paper issued under the CPFF program, described below, and a reduction in the commercial paper supporting excess cash held at Prudential Financial. The daily average commercial paper outstanding during the first nine months of 2009 under this program was $690 million. The weighted average interest rate on these borrowings was 1.72% and 3.27% for the nine months ended September 30, 2009 and 2008, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program currently rated “A-1+” by S&P, “P-2” by Moody’s and “F1” by Fitch with a current authorized capacity of $12.0 billion. On August 20, 2009, Moody’s downgraded Prudential Funding’s commercial paper rating to “P-2” and changed the outlook to stable. The rating from Fitch currently has a negative outlook. Prudential Funding’s outstanding commercial paper and master note borrowings were $716 million as of September 30, 2009, with a weighted average maturity of 57 days of which 6% was overnight. This represents a decrease of $3.638 billion from December 31, 2008, largely due to a reduction in the investment in our enhanced short-term portfolio and repayment of loans by our affiliates, funded through a combination of asset sales, substitute funding from Prudential Financial from the proceeds of the medium-term notes issued in 2009, and other internal sources of cash. As of September 30, 2009, the majority of these proceeds were held in cash and cash equivalents, while the remainder was primarily utilized to fund the working capital needs of our affiliates and short-term cash flow timing mismatches. The daily average commercial paper outstanding during the first nine months of 2009 under this program was $2.9 billion. The weighted average interest rates on these borrowings were 0.79% and 2.67% for the nine months ended September 30, 2009 and 2008, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval to participate in the Federal Reserve Bank of New York’s Commercial Paper Funding Facility, or CPFF, during the fourth quarter of 2008. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper. Commercial paper programs must maintain ratings of at least A-1/P-1/F1 by at least two rating agencies in order to be eligible for the CPFF. Unsecured commercial paper issued under the CPFF is discounted based on a rate equal to a spread (200 basis points) over the three-month overnight index swap rate on the day of purchase. Access to the CPFF for the issuance of new commercial paper is scheduled to terminate on February 1, 2010, unless such date is extended by the Federal Reserve Bank of New York. As of September 30, 2009, neither Prudential Financial nor Prudential Funding had any commercial paper outstanding under the CPFF.

On February 19, 2009, Prudential Financial became ineligible to issue commercial paper under the CPFF following a downgrade of its commercial paper program by Fitch to “F2”. Prudential Funding continues to be an eligible issuer under the CPFF based on its current credit ratings and may sell to the CPFF three-month unsecured U.S. dollar denominated commercial paper up to a maximum of $9.815 billion, less the outstanding amount of any non-CPFF commercial paper at any applicable time. However, as noted above, Moody’s downgraded its rating of Prudential Funding’s commercial paper program to “P-2” on August 20, 2009, and the Fitch rating currently has a negative outlook. Consequently, if Prudential Funding fails to maintain either its S&P or Fitch rating at an “A-1/F1” level, its commercial paper program would also no longer be eligible for the CPFF.

Despite the recent improvement in the short-term funding markets, Prudential still faces some challenges in the commercial paper market due to credit constraints that exist in the general market. Rating agency actions during the same period have additionally impacted our commercial paper programs. The financing cost of Prudential Financial commercial paper remained elevated versus its historical cost basis relative to the target federal funds rate, as investors demanded a premium for such Tier 2 rated commercial paper. The financing cost of Prudential Funding commercial paper increased versus its historical cost basis relative to the target federal funds rate over the same period. Additionally, we have experienced a reduction in investor demand for Prudential Funding’s commercial paper.

While we consider availability of commercial paper as one of our alternative sources of liquidity, we have continued to reduce our reliance on commercial paper to fund our operations, and have developed plans which would enable us to further reduce, or if necessary eliminate, our borrowings under the Prudential Financial and Prudential Funding commercial paper programs through the use of other sources of liquidity.

Both commercial paper programs are backed by our unsecured committed lines of credit. As of September 30, 2009, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.34 billion. There were no outstanding borrowings under these facilities as of September 30, 2009. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As of September 30, 2009, our Financial Services Businesses had liabilities totaling $6.443 billion under such programs, including $3.650 billion representing securities sold under agreements to repurchase, $2.573 billion representing cash collateral for loaned securities and $220 million representing securities sold but not yet purchased. Of the $6.443 billion for the Financial Services Businesses as of September 30, 2009, $3.315 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from 2 days to 3 months with a weighted average maturity of 32 days. As of December 31, 2008, our Financial Services Businesses had liabilities totaling $7.455 billion under such programs.

As of September 30, 2009, our Closed Block Business had liabilities totaling $4.725 billion under such programs, including $3.550 billion representing securities sold under agreements to repurchase and $1.175 billion representing cash collateral for loaned securities. Of the $4.725 billion for the Closed Block Business as of September 30, 2009, $2.432 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from 2 days to 3 months with a weighted average maturity of 25 days. As of December 31, 2008, our Closed Block Business had liabilities totaling $5.096 billion under such programs.

As of September 30, 2009, our domestic insurance entities had assets eligible for the lending program of $71.4 billion, of which $9.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2009, we believe approximately $21.8 billion of the remaining eligible assets are readily lendable, subject to potential regulatory constraints, of which approximately $14.5 billion relates to the Financial Services Business. Further changes in market conditions can affect the ability to lend the available assets.

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

The fair value of the qualifying assets pledged as collateral by Prudential Insurance must be maintained at certain specified levels of the borrowed amount, which can vary, depending on the nature of the assets pledged. If the fair value of the collateral declines below these levels or if assets previously pledged cease to qualify under FHLBNY guidelines (such as due to ratings downgrades on mortgage-backed securities), Prudential Insurance could be required to pledge additional collateral or repay outstanding borrowings. If at the time of a proposed borrowing, or at a time when required to pledge additional collateral in respect of outstanding borrowings, Prudential Insurance had insufficient qualifying assets, it would need to obtain and pledge additional mortgage-related assets and/or Treasury securities through asset purchases, reacquiring assets on loan or otherwise, subject to availability on appropriate terms. As of September 30, 2009, we had pledged qualifying assets with a fair value of $7.53 billion, which would have allowed us to borrow up to approximately $6.7 billion. As of that date, our actual borrowings outstanding, in the form of collateralized advances and collateralized funding agreements, were $3.5 billion. The additional collateral provides us the flexibility for further borrowings, and obviates the need for periodic collateral true-ups due to volatility in the fair value of the pledged assets or assets previously pledged ceasing to qualify as collateral under FHLBNY guidelines.

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

In addition, as of September 30, 2009, $1 billion of the FHLBNY advances outstanding are reflected in “Long-term debt” and mature on December 6, 2010, and $1 billion is reflected in “Short-term debt” and mature on June 4, 2010. As of September 30, 2009, proceeds from these advances of $300 million were invested in cash and short-term investments at Prudential Insurance, $1.1 billion were used to support the operating needs of our businesses, $300 million were used as a replacement source of funding for a portion of capital requirements of Gibraltar Life, previously funded through foreign currency denominated unsecured bridge loan facilities, and the balance was used to purchase investments, including the requisite FHLBNY activity based stock.

Prudential Insurance may, from time to time, borrow additional funds from FHLBNY for purposes of managing liquidity, making operating loans to affiliates, asset/liability management, or issuance of funding agreements. Under FHLBNY guidelines, if Prudential Insurance’s claims-paying ratings decline below certain levels, and the FHLBNY does not receive written assurances from NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Because Prudential Insurance’s rating from one rating agency is at the required minimum level and its other ratings are above the required minimum level, currently there is no restriction on the term of borrowings from the FHLBNY.

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

We have recently received a request pursuant to the documentation for the disposition of our property and casualty operations completed in 2003 to deposit into a trust cash or securities for the purpose of securing insurance liabilities that were to have been transferred to Prudential Insurance following completion of the disposition but that have not been so transferred. We estimate that the amount of cash or securities to be deposited is approximately $500 million, and we are allowed to satisfy a portion of this requirement through the deposit of promissory notes received from the purchaser at the time of the disposition. We believe that the deposit of these assets would not be a material liquidity event for Prudential Insurance.

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

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$35,845	46%	$36,880	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,665	27	20,341	26
At market value	1,542	2	1,279	2
At contract value, less surrender charge of 5% or more	4,240	5	4,048	5

Subtotal	62,292	80	62,548	80
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,955	20	15,906	20

Total annuity reserves and deposit liabilities	$78,247	100%	$78,454	100%

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of September 30, 2009 and December 31, 2008, our domestic insurance operations had liquid assets of $133.7 billion and $125.6 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $9.7 billion and $10.7 billion as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, $105.1 billion, or 87%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $15.6 billion, or 13%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits established with the New Jersey Department of Banking and Insurance. To the extent that other subsidiaries of Prudential Financial have financing needs in excess of these limits, these needs are met through financing from Prudential Financial directly or from third parties. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s outstanding commercial paper, including master note borrowings, were $716 million as of September 30, 2009 and $4.354 billion as of December 31, 2008, and are more fully discussed in “—Alternate Sources of Liquidity.” The impact of Prudential Funding’s financing capacity on liquidity is considered in the internal liquidity measures of the domestic insurance operations.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $172 million as of both September 30, 2009 and December 31, 2008. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 1.06%, and 4.23% for the nine months ended September 30, 2009 and 2008, respectively.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings target. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities. Prudential Insurance reported an RBC ratio of 452% as of December 31, 2008. The RBC ratio is an annual calculation; however, based upon September 30, 2009 amounts, we estimate that the RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations.

The level of statutory capital of our domestic life insurance subsidiaries can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. Further, a recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of our domestic life insurance subsidiaries is also affected by statutory accounting rules, which are subject to change by insurance regulators.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 is not expected to have a material impact on the statutory surplus of our domestic life insurance subsidiaries in the aggregate. However, VACARVM is expected to result in higher statutory reserves ceded to our offshore captive reinsurance company, which we currently anticipate will increase statutory reserve credit requirements by approximately $1.0 billion from the levels at December 31, 2008. Several strategies are currently under review to meet the increased statutory reserve credit requirement. The activities we intend to undertake to mitigate or address these needs will include a combination of funding a statutory reserve credit trust with available cash, certain hedge assets and loans from Prudential Financial and/or affiliates, and obtaining letters of credit. However, our ability to successfully execute these strategies may depend on market or other conditions.

Prudential Securities Group

As a result of the negative impact of market dislocations on capital levels within Prudential Insurance experienced during 2008, we contributed Prudential Securities Group, LLC to Prudential Insurance to strengthen capital during the fourth quarter of 2008. This contribution increased Prudential Insurance’s net admitted assets by $2.2 billion.

Prudential Securities Group owns our investment in the Wachovia Securities joint venture, which we account for under the equity method, as well as other wholly owned businesses, principally our global commodities group. As of September 30, 2009 and December 31, 2008, Prudential Securities Group’s assets totaled $7.3 billion and $10.4 billion, respectively. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $104 million for the nine months ended September 30, 2008. There have been no distributions in 2009.

On June 17, 2009, we provided notice to Wells Fargo of the exercise of our right under the “lookback” option to put our interests in the Wachovia Securities joint venture to Wells Fargo. Under the terms of the joint venture agreements, we expect that the closing of the put transaction would occur on or about January 1, 2010. For more information on our investment in the Wachovia Securities joint venture, see Note 13 to the Unaudited Interim Consolidated Financial Statements, as well as “—Divested Businesses—Financial Advisory.”

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

We have estimated the proceeds from the exercise of the “lookback” put to be approximately $5 billion, based on a January 1, 2010 closing, the terms of the joint venture agreements and our assessment of market conditions and retail brokerage firm valuations at the relevant valuation date of January 1, 2008, producing an estimated gain upon settlement of approximately $2.8 billion or about $1.8 billion on an after-tax basis; however, the amount of such proceeds and gain have not been finally determined and could be more or less. The after-tax gain on sale would be reflected in the capital and surplus of Prudential Insurance.

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of September 30, 2009 and December 31, 2008, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $71.3 billion and $64.9 billion, respectively. Of those amounts, $38.4 billion and $34.7 billion, respectively, were associated with Gibraltar Life.

Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges, which were initially 15%, have gradually declined each year and expired in April 2009. We did not experience any material increases in the level of surrenders due to the expiration of these surrender charges. Policies issued by Gibraltar Life post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend is payable to certain Gibraltar Life policyholders based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. The first special dividend was paid in 2005 and the final special dividend is payable generally on the next anniversary of the issue date of each applicable insurance policy, beginning in April 2009. During the three months ended September 30, 2009, Gibraltar made distributions to policyholders of $213 million in payment of the 2009 special dividend, primarily in the form of additional policy values, and to a lesser extent in cash. As of September 30, 2009, the remaining liability of $228 million related to the special dividend is included in “Policyholders’ dividends” and will be paid upon the applicable policy anniversary dates throughout the next few quarters. Gibraltar Life’s investment portfolio continues to be structured to provide adequate liquidity for payment of the special dividend.

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. Concurrent with our acquisition, substantially all of Yamato’s insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges are 20% in the first year and will decline by 2% each year thereafter. Subsequent to the acquisition, we renamed the acquired company Prudential Financial of Japan Life Insurance Company Ltd.

The Prudential Life Insurance Company, Ltd., or Prudential of Japan, had $26.6 billion and $24.9 billion of general account insurance related liabilities, other than dividends to policyholders, as of September 30, 2009 and December 31, 2008, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of September 30, 2009 or December 31, 2008. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of September 30, 2009 and December 31, 2008, our international insurance subsidiaries had cash and short-term investments of $2.5 billion and $2.7 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $55.2 billion and $49.3 billion, respectively. As of September 30, 2009, $53.8 billion, or 98%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade with $39.6 billion, or 72%, invested in government or government agency bonds. The remaining $1.4 billion, or 2%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $29.3 billion of the investment grade fixed maturity investments and $0.9 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which we operate generally establish some form of minimum solvency margin requirements for insurance companies. All of our international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities. These solvency margins are also a primary measure by which we evaluate the capital adequacy of our international insurance operations. We manage these solvency margins to a capitalization level consistent with our “AA” ratings target. During the fourth quarter of 2008 and continuing into the first quarter of 2009, market conditions negatively impacted the level of capital in our international life insurance subsidiaries, particularly in Japan. To maintain our solvency ratios at or above the desired target level, we made capital contributions and capital loans of $366 million to our Japan life insurance subsidiaries during the first quarter of 2009. Maintenance of our solvency ratios at certain levels is also important to our competitive positioning, as in certain jurisdictions, such as Japan, these solvency margins are required to be disclosed to the public and therefore impact the public perception of an insurer’s financial strength.

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

In our international investments operations, liquidity is provided through asset management fees as well as commission revenue. The principal uses of liquidity include general and administrative expenses, and distributions of dividends and returns of capital. As with our domestic operations, the primary liquidity risks for our fee based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe cash flows from our international investments subsidiaries are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

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

The principal sources of liquidity for our proprietary investments and interim loans are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. The current adverse market conditions have increased the liquidity risks associated with our proprietary investments and interim loans, as the markets for certain investments, such as commercial mortgages and real estate, have become less liquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

In December 2008, we received approval from NJDOBI for Prudential Insurance to provide an 18-month $1.5 billion lending facility to our commercial mortgage operation that is collateralized primarily by its interim loan portfolio. As of September 30, 2009, we were in compliance with the loan-to-value covenant of the facility. However, there is a risk that further deterioration in the collateral pledged under the facility could require posting of additional collateral or a partial pay down of the facility to bring the facility into compliance with its covenants. As of September 30, 2009, $0.7 billion was outstanding under this facility and the proceeds were used to repay financing provided by Prudential Financial.

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

During the first nine months of 2009, in our proprietary investing business, we received repayments of real estate loans secured by equity commitments from investors and assets of funds managed by us, and we reduced exposure to certain public equity and real estate seed investments. The proceeds of these activities, which totaled $897 million, were used to repay financing provided by Prudential Financial and Prudential Funding. During the quarter ended September 30, 2009, the Company extended the maturity dates on $332 million of loans sufficiently collateralized by investor equity commitments or fund assets.

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

The following is a summary of the outstanding purchase commitments for these separate account portfolios as of September 30, 2009:

	Contractual Maturity Date
Separate Account Purchase Commitments	Remaining 2009	2010	After 2010	Total
	(in millions)
Recourse to Prudential Insurance	$830	$2,318	$985	$4,133
Recourse limited to assets of separate accounts	642	2,584	1,901	5,127

Total	$1,472	$4,902	$2,886	$9,260

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, upon the downgrade of ratings applicable to the separate account funds or upon the failure to satisfy other financial covenants. Of the $9.260 billion of total commitments, $5.447 billion represents contingent commitments as of September 30, 2009.

These separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $1.0 billion, of which $0.2 billion was outstanding at September 30, 2009. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of September 30, 2009, these separate account portfolios had a combined gross and net asset value of $23.8 billion and $11.9 billion, respectively.

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

As of September 30, 2009 and December 31, 2008, our asset management subsidiaries had cash and cash equivalents and short-term investments of $852 million and $1.192 billion, respectively, which include $20 million and $462 million of loans secured by investor equity commitments or fund assets, respectively. The balance as of September 30, 2009 reflects a decrease of $442 million, of which $110 million came primarily from paydowns and $332 million came from the reclassification of certain secured loans to other long-term investments due to the Company’s decision to extend the loans beyond their original maturity date.

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

In June 2009, Prudential Financial issued 36,858,975 shares of its Common Stock (which number includes the exercise in full of the underwriters’ option to purchase up to an additional 4,807,692 shares of Common Stock) in a public offering at a price of $39.00 per share for gross proceeds of $1.438 billion. The net proceeds from this offering of $1.391 billion are expected to be used for general corporate purposes, a portion of which is currently held in cash and cash equivalents at Prudential Financial.

As of September 30, 2009 and December 31, 2008, total short- and long-term debt of the Company on a consolidated basis was $24.9 billion and $30.8 billion, respectively, which as shown below includes $14.9 billion and $16.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated:

	September 30, 2009	December 31, 2008
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$209	$1,243
Floating rate convertible senior notes	35	2,131
Foreign currency denominated bridge loan facility	—	816
Current portion of long-term debt	52	264
General obligation long-term debt:
Senior debt	9,725	7,255
Junior subordinated debt (hybrid securities)	1,518	1,518
Retail medium-term notes	3,335	3,413

Total general obligations	$14,874	$16,640

The following table presents, as of September 30, 2009, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium-term Notes
	(in millions)
2010	$—	$—	$10
2011	350	—	134
2012	850	—	147
2013	1,100	—	234
2014	1,500	—	140
2015 and thereafter	5,925	1,518	2,670

Total	$9,725	$1,518	$3,335

In March 2009, Prudential Financial filed an updated prospectus supplement for its Medium-Term Notes, Series D program under the shelf registration statement. The authorized issuance capacity under the Series D program is $10 billion, and as of September 30, 2009, approximately $2.6 billion remained available under the program. In June 2009, Prudential Financial issued under this program $250 million of 6.20% notes due January 2015 and $750 million of 7.375% 10-year notes. Also, in September 2009, Prudential Financial issued under this program $900 million of 4.75% 6-year notes and $600 million of 3.625% 3-year notes. A portion of these proceeds was used to replace borrowing needs of our affiliates that were previously financed through commercial paper, and the remainder is held in cash and cash equivalents at Prudential Financial for general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.56% and 5.43% for the nine months ended September 30, 2009 and 2008, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In March 2009, Prudential Financial filed an updated prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program. The authorized issuance capacity under the current retail medium-term notes program is $5 billion, and as of September 30, 2009, approximately $2.4 billion remained available under this program. This retail medium-term notes program has served as a funding source for a product of our Retirement segment for which we earn investment spread that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior unsecured obligations of Prudential Financial and are primarily purchased by retail investors. However, beginning in the first quarter of 2009, some of the proceeds from prior sales of retail medium-term notes are being used for general corporate purposes and funding agreements issued to the FHLBNY are being used as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in more detail in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.56% and 5.97% for the nine months ended September 30, 2009 and 2008, respectively, excluding the effect of debt issued to consolidated subsidiaries. Our retail medium-term notes program has been negatively impacted by the disruptions in the credit markets. The decline in demand for risk-bearing investments among retail investors, and the related increase in funding costs, has resulted in a halt in new debt issuances under this program. As the market dislocations abate and investor demand improves, we may resume issuances under the program.

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

In December 2007, Prudential Financial issued in a private placement $3 billion of floating rate convertible senior notes. These notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock at a conversion price of $132.39 per share, which is subject to adjustment upon certain corporate events. The interest rate on these notes is a floating rate equal to 3-month LIBOR minus 1.63%, with a minimum interest rate of 0%. Holders of the notes may require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. On the first such date, June 15, 2009,

$1.819 billion of these notes were repurchased by Prudential Financial as required by the holders. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 15, 2009. The Company has and may again in the future, depending on economic considerations, also choose to repurchase portions of the outstanding notes from certain qualified institutional buyers. During the fourth quarter of 2008, the first quarter of 2009 and the third quarter of 2009, the Company repurchased, in individually negotiated transactions, $853 million, $245 million, and $52 million respectively, of these notes which were offered to the Company by certain holders. As of September 30, 2009, $31 million of these floating rate convertible senior notes remain outstanding. In addition, as of September 30, 2009, $4 million of floating rate convertible senior notes that were issued by Prudential Financial in a private placement in December 2006 remain outstanding. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 12, 2009. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information concerning convertible senior notes.

Prudential Financial also maintains a Euro medium term notes program under which it is authorized to issue up to $1.5 billion of notes. As of September 30, 2009, there was no debt outstanding under this program.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of September 30, 2009, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	September 30, 2009	December 31, 2008
	(in millions)
Borrowings:
General obligation short-term debt(1)	$2,182	$10,197

General obligation long-term debt:
Senior debt	13,371	11,054
Junior subordinated debt (hybrid securities)	1,518	1,518
Surplus notes(3)	4,141	3,644
Other(2)	1,000	2,000

Total general obligation long-term debt	20,030	18,216

Total general obligations	22,212	28,413

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	—	338
Limited and non-recourse long-term debt(4)	2,729	2,074

Total limited and non-recourse borrowing	2,729	2,412

Total borrowings(5)	24,941	30,825

Total asset-based financing	11,168	12,551

Total borrowings and asset-based financings	$36,109	$43,376

(1)	As of both September 30, 2009 and December 31, 2008 $1.0 billion of short-term debt represent collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	Reflects collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

(3)	As of both September 30, 2009 and December 31, 2008, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $941 million and $444 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(4)	As of both September 30, 2009 and December 31, 2008, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business. In addition, long-term debt as of September 30, 2009 reflects $979 million of secured financing related to TALF, which is discussed in more detail below.
(5)	Does not include $5.5 billion and $7.1 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2009 and December 31, 2008, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of September 30, 2009. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see“—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

On September 18, 2009, Prudential Insurance issued in a private placement $500 million of surplus notes due September 2019, with an interest rate of 5.36% per annum, that are exchangeable by the holders for shares of Prudential Financial Common Stock. See Note 9 to the Unaudited Interim Consolidated Financial Statements for more information regarding these exchangeable surplus notes. The proceeds from the sale of these surplus notes are currently held in cash and cash equivalents and are expected to be used for general corporate purposes at Prudential Insurance.

Total general debt obligations decreased by $6.2 billion from December 31, 2008 to September 30, 2009, primarily due to a reduction in short-term debt. The primary drivers of the reduction in short-term debt were the reduction in outstanding Prudential Financial and Prudential Funding commercial paper, as further described in “—Alternative Sources of Liquidity,” the repayment of Y74 billion borrowed under unsecured bridge loan facilities described earlier, the repurchases of a substantial portion of our convertible senior notes and maturities of our medium-term notes.

During the first nine months of 2009, we purchased securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility, or TALF. TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for certain high-quality commercial mortgage-backed securities issued before January 1, 2009. TALF financing is non-recourse to the borrower, is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. Borrowers under the program can deliver the collateralized securities to a special purpose vehicle created by Federal Reserve in full defeasance of the loan.

During the first nine months of 2009, the Company obtained $1,167 million of secured financing from the Federal Reserve under this program. In September 2009, the Company sold a portion of the securities purchased under the program and used the proceeds to repay $188 million of the borrowings. As of September 30, 2009, we had $1.066 billion of securities purchased under TALF that are reflected within “Other trading account assets,” and had $979 million of secured financing from the Federal Reserve related to the purchase of these securities that is reflected within “Long-term debt.” The Company is carrying both the securities and the loans at fair value.

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

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes through 2016, if certain conditions are met (commonly referred to as XXX notes), for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience and interest rates. As of September 30, 2009, there have been no payments made under the derivative instrument. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Total outstanding notes under this facility was $2.7 billion both as of September 30, 2009 and December 31, 2008. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes (commonly referred to as AXXX notes) to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 12 to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for additional information. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that requires Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of September 30, 2009, when estimates of Prudential Financial’s 10-year credit default swap spreads were approximately 224 basis points, no collateral amounts were required to be posted by us.

As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2009 to finance statutory reserves required under Regulation XXX and Guideline AXXX. Several strategies are currently under review to reduce the strain of increased AXXX and XXX statutory reserves associated with our term and universal life products. The activities we may undertake to mitigate or address these needs include entering into reinsurance transactions or executing other capital market strategies; however, our ability to successfully execute these strategies may depend on market conditions. Further, we have $300 million currently available under our XXX notes facility described above. Absent any successful mitigation efforts and assuming full usage of the XXX notes facility, we currently believe that our financing need for 2009 could be up to $200 million for XXX and AXXX combined, but this amount may fluctuate due to changes in market conditions or product sales. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could have an adverse effect on our overall liquidity and capital. The inability to finance the statutory reserves could require us to increase prices and/or reduce our sales of term or universal life products in the future.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of both September 30, 2009 and December 31, 2008 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	September 30, 2009	December 31, 2008
	(in millions)
General obligations:
Capital debt	$8,494	$7,535
Investment related	10,506	16,480
Securities business related	2,587	3,356
Specified other businesses	625	1,042

Total general obligations	22,212	28,413
Limited and non-recourse debt	2,729	2,412

Total borrowings	$24,941	$30,825

Short-term debt	$2,182	$10,535
Long-term debt	22,759	20,290

Total borrowings	$24,941	$30,825

Borrowings of Financial Services Businesses	$23,191	$28,632
Borrowings of Closed Block Business	1,750	2,193

Total borrowings	$24,941	$30,825

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from two to seven years. As of September 30, 2009 and December 31, 2008, the outstanding aggregate principal amount of such notes totaled $5.5 billion and $7.1 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is due to maturities in excess of issuances during the first nine months of 2009. Given the current market environment, our ability to issue new notes during the first nine months of 2009 has been negatively impacted. The aggregate maturities of these notes over the next 12 months are approximately $2.0 billion. We intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, new liability origination and internal sources of funds.

Lines of Credit and Other Credit Facilities

As of September 30, 2009, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.34 billion. These facilities are available to each of the borrowers, up to the aggregate committed credit, to be used for general corporate purposes. This amount includes a $1.94 billion 5-year credit facility that expires in May 2012, which includes 20 financial institutions, and a $2.4 billion credit facility, of which $200 million expires in December 2011 and $2.2 billion expires in December 2012, which includes 18 financial institutions. The available credit and number of lenders reflects the removal in January 2009 of Lehman Commercial Paper Inc. and Lehman Brothers Bank FSB as participants in these facilities. Lehman Commercial Paper Inc., which filed for bankruptcy in October 2008, had been a participant in the amount of $60 million and Lehman Brothers Bank FSB had been a participant in the amount of $100 million. We maintain these facilities primarily as back up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under either facility as of September 30, 2009. Any borrowings made under these outstanding facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in each facility agreement. Within each facility, no single financial institution has more than 15% of the total committed credit.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our ability to borrow under these facilities is not contingent on our credit ratings or subject to material adverse change clauses. As of September 30, 2009, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, exceeded the minimum amounts required to borrow under these facilities. We also use uncommitted lines of credit from financial institutions.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)		Fitch(4)
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America	A+	AA-	A2		A+
PRUCO Life Insurance Company	A+	AA-	A2		A+
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A2		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	A2		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2		F2
Long-term senior debt(5)	a-	A	Baa2		BBB
Junior subordinated long-term debt	bbb	BBB+	Baa3		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	Baa1		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-2		F1
Long-term senior debt	a+	AA-	A3		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A2		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, claims-paying ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, claims-paying ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
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

In addition, we consider our own risk of non-performance in determining the fair value of our liabilities. Therefore, changes in our credit ratings and our claims-paying ratings, which represent the market’s perception of our non-performance risk, will affect the fair value of our liabilities.

Additional collateral requirements or other required payments under certain agreements, including derivative agreements, are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of September 30, 2009 would result in estimated additional collateral posting requirements or payments under such agreements of approximately $170 million as of September 30, 2009. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.3 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $30 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

On June 26, 2009, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “Baa2” and the financial strength ratings of our life insurance subsidiaries at “A2,” and revised the outlook from negative to stable. The short-term debt rating of Prudential Funding remained on review for possible downgrade.

On August 20, 2009, Moody’s downgraded the short-term debt rating for commercial paper of Prudential Funding to “P-2” from “P-1”, concluding the review for downgrade that was initiated on March 18, 2009. The outlook for this rating was revised to stable.

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

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments now or in the future. See “Commitments and Guarantees” within Note 15 to our Unaudited Interim Consolidated Financial Statements for additional information.

Other Contingent Commitments

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “Commitments and Guarantees” within Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these commitments. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity and Capital Resources of Subsidiaries—Asset Management Subsidiaries.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2008, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2008, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 for a discussion of how the difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2009, the Company filed a motion to dismiss the complaint in Bauer v. Prudential Financial, et al., a purported class action alleging violations of federal securities laws in connection with disclosures relating to a subordinated note offering.

In September 2009, the United States District Court for the Southern District of New York approved the final settlement in In re: Initial Public Offering Securities Litigation, an industry-wide class action against underwriters alleging manipulation and inflation of share prices of initial public offerings in violation of the securities laws. In October 2009, an objector filed a notice of appeal challenging the certification of the settlement class.

In July 2009, the Company filed a motion to dismiss the complaint in Schultz v. The Prudential Insurance Company of America, a purported class action challenging the Company’s offset of certain Social Security benefits against disability benefit payments and alleging violations of ERISA, breach of contract and unfair claims practices.

In June 2009, special bankruptcy counsel for Lehman Brothers Holdings Inc. (“LBHI”), Lehman Brothers Special Financing (“LBSF”) and certain of their affiliates made a demand of Prudential Global Funding LLC (“PGF”) for the return of a portion of the $550 million in collateral delivered by LBSF to PGF pursuant to swap agreements and a cross margining and netting agreement between PGF, LBSF and Lehman Brothers Finance S.A. a/k/a Lehman Brothers Finance AG (“Lehman Switzerland”), a Swiss affiliate that is subject to insolvency proceedings in the United States and Switzerland. LBSF claims that PGF wrongfully applied the collateral to Lehman Switzerland’s obligations in violation of the automatic stay in LBSF’s bankruptcy case, which is jointly administered under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York (the “Lehman Chapter 11 Cases”). In August 2009, PGF filed a declaratory judgment action (the “DJ Action”) in the same court against LBSF, Lehman Switzerland and LBHI (as guarantor of LBSF and Lehman Switzerland under the swap agreements) seeking an order that (a) PGF had an effective lien on the collateral that secured the obligations of both LBSF ($197 million) and Lehman Switzerland ($488 million) and properly foreclosed on the collateral, leaving PGF with an unsecured $135 million claim against LBSF (and LBHI as guarantor), or, in the alternative, (b) PGF was entitled, under the Bankruptcy Code, to set off amounts owed by Lehman Switzerland against the collateral and the automatic stay was inapplicable. The DJ Action is captioned Prudential Global Funding LLC v. Lehman Brothers Holdings Inc., et al. In addition, PGF filed timely contingent claims against LBSF and LBHI, as guarantor of LBSF and Lehman Switzerland, in the Lehman Chapter 11 Cases for any amounts that may be due under the swap agreements, depending upon the results of the DJ action. In October 2009, LBSF and LBHI answered in the DJ Action and asserted counterclaims alleging that PGF breached the swap agreement by applying the collateral to Lehman Switzerland’s obligations and failing to pay LBSF interest on the collateral, and violated the Bankruptcy Code by not returning $372 million in excess collateral to LBSF. LBSF and LBHI seek a declaratory judgment that PGF had an effective lien on only $178 million of the collateral, which could only be applied to amounts owed by LBSF and no right of set off against Lehman Switzerland’s obligations. The counterclaim seeks the return of the collateral in the amount of $372 million plus interest and the disallowance of PGF’s claims against LBSF and LBHI.

The Special Evaluation Committee formed by the Company’s Board has engaged counsel that is reviewing the compensation issues and demand made by the Service Employees International Union Pension Plans Master Trust in a letter to the Board in April 2009.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2009, of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1, 2009 through July 31, 2009	1,596	$37.79	—
August 1, 2009 through August 31, 2009	967	$43.63	—
September 1, 2009 through September 30, 2009	3,028	$50.10	—

Total	5,591	$45.47	—	$—

(1)	Reflects shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 6. Exhibits

10.1	First Amendment to The Prudential Insurance Company of America Deferred Compensation Plan, dated October 12, 2009.*

10.2	Prudential Severance Plan for Senior Executives (Amended and Restated as of September 1, 2009).*

10.3	Prudential Severance Plan for Executives (Amended and Restated as of September 1, 2009).*

10.4	Prudential Severance Plan (Amended and Restated as of September 1, 2009).*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL	Instance Document.

101.SCH – XBRL	Taxonomy Extension Schema Document.

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

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
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 6, 2009

Exhibit Index

Exhibit Number and Description

10.1	First Amendment to The Prudential Insurance Company of America Deferred Compensation Plan, dated October 12, 2009.*

10.2	Prudential Severance Plan for Senior Executives (Amended and Restated as of September 1, 2009).*

10.3	Prudential Severance Plan for Executives (Amended and Restated as of September 1, 2009).*

10.4	Prudential Severance Plan (Amended and Restated as of September 1, 2009).*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL	Instance Document.

101.SCH – XBRL	Taxonomy Extension Schema Document.

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.