Form 10-K
period 2009-12-31
PRUDENTIAL FINANCIAL INC
filed 2010-02-26
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $17.14 billion and 460 million shares of the Common Stock were outstanding. As of January 31, 2010, 463 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2009, and January 31, 2010, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2009.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of the severe economic conditions and the severe stress experienced by the global financial markets that began the second half of 2007 and continued into 2009; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) economic, political, currency and other risks relating to our international operations; (12) fluctuations in foreign currency exchange rates and foreign securities markets; (13) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (18) changes in statutory or U.S. GAAP accounting principles, practices or policies; (19) changes in assumptions for retirement expense; (20) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (21) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. As noted above, the period from the second half of 2007 continuing into 2009 was characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in such unprecedented market and economic conditions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

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

Overview

Prudential Financial, Inc., a financial services leader with approximately $667 billion of assets under management as of December 31, 2009, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through proprietary and third party distribution networks. Our principal executive offices are located in Newark, New Jersey.

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

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the Closed Block. The Closed Block is designed generally to provide for the reasonable expectations of holders of participating individual life insurance policies and annuities included in the Closed Block for future policy dividends after demutualization by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 12 to the Consolidated Financial Statements for more information on the Closed Block. The Plan of Reorganization provided that Prudential Insurance may, with the prior consent of the New Jersey Commissioner of Banking and Insurance, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. In 2005, we completed the process of arranging reinsurance of the Closed Block. The Closed Block is 90% reinsured, including 17% by a wholly owned subsidiary of Prudential Financial.

Separation of the Businesses

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business for financial statement purposes. For a discussion of the operating results of the Financial Services Businesses and the Closed Block Business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Financial Services Businesses comprises our U.S. Retirement Solutions and Investment Management division, U.S. Individual Life and Group Insurance division, and International Insurance and Investments division as well as our Corporate and Other operations. See “—Financial Services Businesses” below for a more detailed discussion of the divisions comprising the Financial Services Businesses. The Closed Block Business comprises the assets and related liabilities of the Closed Block and certain other assets and liabilities, including the IHC debt. See “—Closed Block Business” below for additional discussion of the Closed Block Business. We refer to the Financial Services Businesses and the Closed Block Business collectively as the Businesses.

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

The Closed Block Assets consist of (1) those assets initially allocated to the Closed Block including fixed maturities, equity securities, commercial loans and other long- and short-term investments, (2) cash flows from such assets, (3) assets resulting from the reinvestment of such cash flows, (4) cash flows from the Closed Block Policies, and (5) assets resulting from the investment of cash flows from the Closed Block Policies. The Closed Block Assets include policy loans, accrued interest on any of the foregoing assets and premiums due on the Closed Block Policies. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets held outside the Closed Block by Prudential Insurance to provide additional capital with respect to the Closed Block Policies, as well as invested assets held outside the Closed Block that initially represented the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve. We refer to these additional assets and invested assets outside the Closed Block collectively as the Surplus and Related Assets. The interest maintenance reserve, recorded only under statutory accounting principles, captures realized capital gains and losses resulting from changes in the general level of interest rates. These gains and losses are amortized into statutory investment income over the expected remaining life of the investments sold or impaired.

On the date of demutualization, the majority of the net proceeds from the issuances of the Class B Stock and the IHC debt was allocated to our Financial Services Businesses. Also, on the date of demutualization, Prudential Holdings, LLC distributed $1.218 billion of the net proceeds of the IHC debt to Prudential Financial to use for general corporate purposes in the Financial Services Businesses. Prudential Holdings, LLC deposited $437 million of the net proceeds of the IHC debt in a debt service coverage account maintained in the Financial Services Businesses that, together with reinvested earnings thereon, constitutes a source of payment and security for the IHC debt. The remainder of the net proceeds, $72 million, was used to purchase a guaranteed investment contract to fund a portion of the bond insurance related to the IHC debt. To the extent we use the debt service coverage account to service payments with respect to the IHC debt or to pay dividends to Prudential Financial for purposes of the Closed Block Business, a loan from the Financial Services Businesses to the Closed Block Business would be established. Such an inter-business loan would be repaid by the Closed Block Business to the Financial Services Businesses when earnings from the Closed Block Business replenish funds in the debt service coverage account to a specified level. See Note 14 of the Consolidated Financial Statements for additional information on the IHC debt and the debt service coverage account.

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

Internal Short-Term Cash Management Facilities

The Financial Services Businesses and Closed Block Business participate in separate internal short-term cash management facilities, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in the facility are generally held in investments that are short-term, including mortgage- and asset-backed securities. Each Business holds discrete ownership of its investments in separate facilities without affecting or being affected by the level of participation of the other Business. See Note 2 to the Supplemental Combining Financial Information for additional information concerning our internal short-term cash management facilities.

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

See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment of the Financial Services Businesses.

U.S. Retirement Solutions and Investment Management Division

The U.S. Retirement Solutions and Investment Management division conducts its business through the Individual Annuities, Retirement and Asset Management segments.

Individual Annuities

Our Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent in the U.S. market. The Individual Annuities segment competes with other providers of retirement savings and accumulation products, including other large, well-established insurance and financial services companies. We compete in the individual annuities business primarily based on our ability to offer innovative product features. Our risk management allows us to offer these features and hedge or limit our exposure to certain of the related risks, utilizing a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between variable investments selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond portfolio), according to a static mathematical formula as discussed in more detail below. In 2009, we benefited from the impact of market disruptions on some of our competitors, certain of which implemented product modifications to increase pricing and scale back product features. Although we announced similar modifications in 2009, we expect our modified product offering will remain competitively positioned relative to our competitors going forward and expect will provide us an attractive risk and profitability profile, as all currently-offered optional living benefit features include the automatic rebalancing element. We also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities. Our annuity products are distributed through a diverse group of independent financial planners, wirehouses and banks, as well as through Prudential Agents. In the second half of 2006, we began distributing our annuity products through Allstate’s proprietary distribution force, as discussed below.

On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation, or Allstate, through a reinsurance transaction for $635 million of total consideration. Beginning June 1, 2006, the assets acquired and liabilities assumed and the results of operations of the acquired variable annuity business have been included in our consolidated financial statements. The acquisition increased our scale and third party distribution capabilities in the U.S., including access to the Allstate-affiliated broker dealer that distributes through Allstate’s agency distribution force of nearly 15,000 independent contractors and financial professionals. The integration of the variable annuity business acquired from Allstate was completed during the second quarter of 2008.

Products

We offer variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a full suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is generally accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate options of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. Our returns can also vary by contract based on our risk management strategy, including the impact on any capital markets risks that we hedge, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by our general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the performance of the contractholder-selected investments. In general, negative investment performance results in transfers to fixed income investments backed by our general account or a separate account bond portfolio, and positive investment performance results in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our latest offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum issuance age requirements. For information regarding the account values and net amount at risk associated with contracts which include the automatic rebalancing element, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Net Amount at Risk.”

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program we purchase equity options and futures as well as interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. We assess the composition of the hedging program on an ongoing basis.

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute variable annuities with proprietary and non-proprietary investment options, as well as fixed annuities. For additional information regarding our Prudential Agent force, see “—U.S. Individual Life and Group Insurance Division—Individual Life.”

Third Party Distribution

Our individual annuity products are also offered through a variety of third party channels, including independent brokers, wirehouses, banks, and, beginning in the second half of 2006, Allstate’s proprietary distribution force. Our distribution efforts are supported by a network of 273 internal and external wholesalers, as well as 34 new business development specialists as of December 31, 2009.

Underwriting and Pricing

We earn asset management and other fees determined as a percentage of the average assets of the proprietary mutual funds in our variable annuity products. We also earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We receive administrative service fees from many of the proprietary and non-proprietary mutual funds. We price our variable annuities, including optional guaranteed death and living benefits, based on an evaluation of the risks assumed and considering applicable hedging costs. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed rate options of our variable annuities. For assets transferred to fixed income investments backed by our general account pursuant to the automatic rebalancing element discussed above, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities. To encourage persistency, most of our variable and fixed annuities have declining surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

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

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investments. We service defined contribution, defined benefit and non-qualified plans. For clients with combinations of defined contribution, defined benefit and non-qualified plans, we offer integrated recordkeeping services. For participants leaving our clients’ plans, we provide a broad range of rollover products through our broker-dealer, Prudential Investment Management Services LLC, our bank, Prudential Bank & Trust, FSB, and certain of our insurance companies. In addition, in our institutional investment products business, we offer guaranteed investment contracts, or GICs, funding agreements, institutional and retail notes, structured settlement annuities, and group annuities, for defined contribution plans, defined benefit plans, non-qualified entities, and individuals. Results of our institutional investment products business include proprietary spread lending activities where we borrow on a secured or unsecured basis to support investments on which we earn a spread between the asset yield and liability cost.

The Retirement segment competes with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, investment performance, and our ability to offer product features to meet the retirement income needs of our clients. In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, which are supported by the claims-paying ratings of our U.S. insurance companies.

In recent years we have completed two acquisitions which have increased our scale, expanded our sales and distribution capabilities and broadened our array of product and service offerings in our full service business.

Union Bank of California’s Retirement Business

On December 31, 2007, we acquired a portion of the retirement business of Union Bank of California, N.A. for $103 million of cash consideration. This acquisition increased the scale of our product and service offerings and expanded our sales and distribution capabilities on the west coast of the U.S. The integration of this business was completed in 2008.

MullinTBG

On October 10, 2008 we acquired MullinTBG Insurance Agency Services, LLC and related entities, or MullinTBG, a provider of executive benefit solutions and financing strategies, including administration of non-qualified executive benefit plans. This acquisition broadened our array of product offerings, expanded our sales and distribution capabilities and enhanced our position as a single source servicer of both qualified and non-qualified retirement and deferred compensation plans.

Products and Services

Full Service

Our full service business offers plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified retirement and deferred compensation plans, including recordkeeping and administrative services, comprehensive investment offerings and consulting services to assist plan sponsors in managing fiduciary obligations. We offer as part of our investment products a variety of general and separate account stable value products, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. In addition, certain products that are designed for the benefit of participants are marketed and sold on an investment-only basis through our full service distribution channels. Revenue is generated from asset-based fees, recordkeeping and other advisory fees. For certain stable value products discussed below, profits result from the spread between the rate of return on investments we make and the interest rates we credit, less expenses. In connection with non-qualified retirement and deferred compensation plans, we earn recordkeeping fees and commissions on products sold to finance the sponsor’s plan liability. Prudential Financial’s asset management units earn fees from management of general account assets supporting retirement products, including stable value products as discussed below and, to the extent these units are selected to manage client assets associated with fee-based products, they also earn asset management fees related to those assets.

Our full service general account stable value products contain an obligation to pay interest at a specified rate for a specific period of time and to repay account balances or market value upon contract termination. These stable value general account products are either fully or partially participating, with annual or semi-annual rate resets giving effect to previous investment experience. We earn administrative fees for providing recordkeeping and other administrative services for these products. In addition, we earn profits from partially participating general account products from the spread between the rate of return on the investments we make and the interest rates we credit, less expenses.

We also offer fee-based separate account products, through which customer funds are held in either a separate account or a client-owned trust. These products generally pass all of the investment results to the customer. In certain cases, these contracts are subject to a minimum interest rate general account guarantee.

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

Stable Value Markets.    Our stable value markets area manufactures general account investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary investment-only general account products are GICs, funding agreements, retail notes and institutional notes. We also offer investment-only, fee-based stable value products, through which customers’ funds are held in either a separate account or a client-owned trust. We pass investment results through to the customer, subject to a minimum interest rate general account guarantee. These investment-only products are marketed and sold through our institutional investment products distribution channels. This unit also manufactures general and separate account stable value products and stable value products through which customer funds are held in client-owned trusts for business marketed and sold through our full service distribution channels, the results of which are reflected in the full service business.

Our investment-only general account products offered within this market contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. Generally, profits from our general account products result from the spread between the rate of return on the investments we make and the interest rates we credit, less expenses. The credited interest rates we offer and the volume of issuance are impacted by many factors, including the claims-paying ratings of our U.S. insurance companies.

Payout Annuity Markets.    Our payout annuity markets area offers traditional general and separate account products designed to provide a predictable source of monthly income, generally for the life of the participant, such as structured settlements, voluntary income products and close-out annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. With our general account products, the obligation to make annuity payments to our annuitants is backed by our general account assets, and we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits from structured settlements, voluntary income products and close-out annuities result from the emerging experience related to investment returns, timing of retirements, mortality, and the level of expenses being more or less favorable than assumed in the original pricing. The volume of issuance of these products is impacted by many factors, including the claims-paying ratings of our U.S. insurance companies.

We also offer participating separate account annuity contracts, which are fee-based products that cover payments to retirees to be made by defined benefit plans. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract.

Marketing and Distribution

We distribute our products through a variety of channels. In our full service business, our dedicated sales and support teams manage our distribution efforts in offices across the country. We sell our products and services through third-party financial advisors, brokers, and benefits consultants and, to a lesser extent, directly to plan sponsors. We market our rollover IRA products and services to plan participants primarily through a centralized service team.

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

Underwriting and Pricing

We set our rates for our stable value products within our full service and institutional investment products businesses using pricing models that consider the investment environment and our risk, expense and profitability assumptions. In addition, for products within our payout annuity markets area, our models also use assumptions for mortality and early retirement risks. Upon sale of a product, we adjust the duration of our asset portfolio and lock in the prevailing interest rates. Management continuously monitors cash flow experience and works closely with our Asset Liability Management and Risk Management groups to review performance and ensure compliance with our investment policies.

Reserves

We establish reserves for future policy benefits and policyholders’ account balances to recognize our future obligations for our products. Our liabilities for accumulation products generally represent cumulative policyholder account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates. Our liabilities for products within our payout annuity markets area represent the present value of future guaranteed benefits plus maintenance expenses and are based on our actuarial assumptions. We perform a cash flow analysis in conjunction with determining our reserves for future policy benefits.

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

The Asset Management segment competes with numerous asset managers and other financial institutions. In the markets for our products, we compete based upon investment performance, investment process, investment talent and brand recognition. We earn asset management fees which are typically based upon a percentage of assets under management. In certain asset management fee arrangements, we also receive performance based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Transaction fees are earned as a percentage of the transaction price associated with the sale or purchase of assets in certain funds, primarily related to real estate. In addition, we earn commercial mortgage servicing fees and investment results from proprietary investing.

Operating Data

The following tables set forth the assets under management of the investment management and advisory services group of our Asset Management segment at fair value by asset class and source as of the dates indicated.

	December 31, 2009
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$47.9	$120.3	$20.2	$188.4
Retail customers(2)	58.2	24.6	1.6	84.4
General account	3.7	179.3	1.0	184.0

Total	$109.8	$324.2	$22.8	$456.8

	December 31, 2008
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$38.6	$96.8	$25.8	$161.2
Retail customers(2)	38.3	21.5	1.8	61.6
General account	3.2	168.6	0.8	172.6

Total	$80.1	$286.9	$28.4	$395.4

	December 31, 2007
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$56.7	$92.0	$27.7	$176.4
Retail customers(2)	65.9	19.5	1.2	86.6
General account	4.5	170.0	1.0	175.5

Total	$127.1	$281.5	$29.9	$438.5

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in our general account.
(3)	Includes private fixed income and commercial mortgage assets of institutional customers of $10.1 billion as of December 31, 2009, $9.1 billion as of December 31, 2008 and $9.7 billion as of December 31, 2007, and private fixed income and commercial mortgage assets in our general account of $64.5 billion, $61.7 billion and $62.4 billion, as of those dates, respectively.

Products and Services

In our asset management areas, we offer the following products and services:

Public Fixed Income Asset Management

Our public fixed income organization manages fixed income portfolios for U.S. and international, institutional and retail clients, as well as for our general account. Our products include traditional broad market fixed income strategies and single-sector strategies. We manage traditional asset liability strategies, as well as customized asset liability strategies. We also manage hedge strategies, as well as collateralized debt obligations. We also serve as a non-custodial securities lending agent.

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

Public Equity Asset Management

Our public equity organization provides discretionary and non-discretionary asset management services to a wide range of clients. We manage a broad array of publicly-traded equity asset classes using various investment styles. The public equity organization is comprised of two wholly-owned registered investment advisors, Jennison Associates LLC and Quantitative Management Associates LLC. Jennison Associates uses fundamental, team-based research to manage portfolios for institutional and private clients through separately managed accounts and commingled vehicles, including mutual funds through subadvisory relationships. Jennison Associates also manages fixed income portfolios for institutional clients through discretionary accounts and commingled vehicles, including mutual funds through subadvisory relationships. Quantitative Management Associates manages equity and asset allocation portfolios for institutional and subadvisory clients, including mutual funds, using proprietary quantitative models tailored to meet client objectives.

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

Commercial Mortgage Origination and Servicing

Our commercial mortgage operations provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease up. Our interim loans are generally paid off through refinancing or the sale by the borrower of the underlying collateral. These loans are inherently more risky than those collateralized by properties that have already stabilized. Due to unfavorable market conditions experienced in late 2008 and the inherent risk of these loans, we suspended the origination of interim loans in the third quarter of 2008. As of December 31, 2009, the principal balance of interim loans totaled $1.7 billion.

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

Proprietary Investments

We make proprietary investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. The fair value of these investments was approximately $1.0 billion and $1.5 billion as of December 31, 2009 and 2008, respectively. For more information on these investments, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Retirement Solutions and Investment Management Division—Asset Management.” Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). We also make loans to, and guarantee obligations of our managed funds that are secured by equity commitments from investors or assets of the funds.

Mutual Funds and Other Retail Services

We manufacture, distribute and service investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 39 mutual funds as of December 31, 2009. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

Additionally, we offer banks and other financial services organizations a wealth management platform, which permits such banks and organizations to provide their retail clients with services including asset allocation, investment manager research and access, clearing, trading services, and performance reporting.

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

Products

Our primary insurance products are variable life, term life and universal life and represent 43%, 48% and 8%, respectively, of our face amount of individual life insurance, net of reinsurance, in force at the end of 2009. In recent years, as term life insurance sales have increased and variable life insurance sales have decreased, we have seen term life insurance become a larger percentage of our net in force.

Variable Life Insurance

We offer a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and/or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. In July of 2009, we launched a new variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of our Individual Life insurance segment’s profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by unfavorable equity market performance may occur on a quarter lag with the market risk during this lag being borne by the Company.

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

Across all of our products we also offer a living benefits option that allows insureds that are diagnosed with a terminal illness to receive a portion of their life insurance benefit upon diagnosis, in advance of death, to use as needed. Also, the majority of claim amounts are deposited into a retained asset account from which the beneficiary may withdraw the proceeds at any time.

Marketing and Distribution

Third Party Distribution

Our individual life products are offered through a variety of third party channels, including independent brokers, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning. The life insurance products offered are generally the same as those available through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers. We also offer a simplified-issue term life insurance policy and a single-premium universal life insurance policy available to customers of select banks and other financial institutions.

Prudential Agents

Our Prudential Agents distribute Prudential variable, term and universal life insurance, variable and fixed annuities, and investment and other protection products with proprietary and non-proprietary investment options as well as selected insurance and investment products manufactured by others. The number of Prudential Agents was 2,447, 2,360 and 2,425 at December 31, 2009, 2008 and 2007, respectively. Over the same period, average agent productivity, based upon average commissions on new sales of all products by Prudential Agents, has decreased from $60,500 for 2007 to $50,830 for 2009 due to unstable market conditions.

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

The compensation arrangements for certain non-proprietary products provide an opportunity for additional compensation to the Individual Life segment based on multi-year profitability of the products sold. This additional compensation is not predictable since the multi-year profitability of the products is subject to substantial variability and, additionally, the compensation arrangements are periodically renegotiated which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements was revised effective in late 2008 and the profit opportunities will be significantly reduced in 2010 and beyond.

As mentioned above, the Individual Life segment distributes products offered by the Annuities, Group Insurance and Asset Management segments and charges these businesses a market rate to distribute these products. These charges may be more or less than the associated distribution costs, and any profit or loss is included in the results of the Individual Life segment.

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

Our operating results are impacted by differences between actual mortality and persistency experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. Our Individual Life segment employs capital management activities, including financing of statutory reserves required for certain term and universal life insurance policies, to maximize product returns and enable competitive pricing. Capital management activities are impacted by the cost of financing and our ability to access the capital markets, and insurance regulations. For a more detailed discussion of our capital management activities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force life policies. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, mortality and morbidity rates, as well as margins for adverse deviation. For variable and interest-sensitive life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

The Individual Life segment uses reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability based on mortality experience. Since 2000, we have reinsured a significant portion of the mortality risk we assume under our newly sold individual life insurance policies. While we reinsure most of our new policies, in some instances reinsurance is unavailable because the reinsurers have reached their capacity limits for a particular insured. If we determine, based on our underwriting policies and procedures, that the risk is acceptable we will issue these policies on a non-reinsured basis up to a maximum exposure of $30 million on a single life and $35 million on a second-to-die policy. In some instances, lower limits apply. For instance, when no reinsurance is available on newly-issued term life policies, we limit our maximum exposure to $10 million.

Group Insurance

Our Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care, and group corporate- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans. Group Insurance also sells accidental death and dismemberment and other ancillary coverages and provides plan administrative services in connection with its insurance coverages. Beginning in 2010, Group Insurance will also offer preferred provider and indemnity dental coverage plans to clients.

The Group Insurance segment competes with other large, well-established life and health insurance providers in the U.S. markets, and is a top provider of both group life and disability insurance. The markets in which we compete are mature markets, hence we compete primarily based on strong brand recognition, service capabilities, customer relationships, financial stability and range of product offerings. Due to the large number of competitors, price competition is strong. The majority of our premiums are derived from large corporations, affinity groups or other organizations, such as those with over 10,000 insured individuals. We have a strong portfolio of products and the ability to meet complex needs of the large clients, providing opportunities for continuing stabilized premiums and growth.

Products

Group Life Insurance

We offer group life insurance products including employer-pay (basic) and employee-pay (voluntary) coverages. This portfolio of products includes basic and supplemental term life insurance for employees, optional term life insurance for dependents of employees and universal life insurance. We also offer group variable universal life insurance, basic and voluntary accidental death and dismemberment insurance and business travel accident insurance. Many of our employee-pay coverages include a portability feature, allowing employees to retain their coverage when they change employers or retire. We also offer a living benefits option that allows insureds that are diagnosed with a terminal illness to receive a portion of their life insurance benefit upon diagnosis, in advance of death, to use as needed. Also, the majority of claim payments are deposited into a retained asset account from which the beneficiary may withdraw the proceeds at any time.

Group Disability Insurance

We offer short- and long-term group disability insurance, which protects against loss of wages due to illness or injury. Short-term disability generally provides a weekly benefit amount (typically 50% - 70% of the insured’s earned income up to a specified maximum benefit) for three to six months, and long-term disability covers the period after short-term disability ends. Long-term disability insureds may receive total or partial disability benefits. Most of these policies begin providing benefits following a 90- or 180-day waiting period (during which short-term disability is provided) and generally continue providing benefits until the insured reaches normal retirement age. Long-term disability benefits are paid monthly and are limited to a portion, generally 50% - 70%, of the insured’s earned income up to a specified maximum benefit. Our approach to disability claims management incorporates a focus on early intervention, return-to-work programs and successful rehabilitation of claimants. We also offer absence management services which assist employers in managing employee absences and workplace productivity including administrative tracking and management for certain employee absence events. The absence management services we provide can also be integrated with our short- and long-term disability management services.

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

We determine premiums on some of our policies on a retrospective experience-rated basis, in which case the policyholder bears some of the risk or receives some of the benefit associated with claim experience fluctuations during the policy period. We base product pricing of group insurance products on the expected pay-out of benefits that we calculate using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features.

Some policies are not eligible to receive experience-based refunds. The adequacy of our pricing of these policies determines their profitability during the rate guarantee period. In addition, our profitability is subject to fluctuation period to period, based on the differences between actual mortality and morbidity experience and the assumptions used in pricing our policies. However, we anticipate that over the rate guarantee period we will achieve mortality and morbidity levels more closely aligned with the assumptions used in pricing our policies. Market demand for multiple year rate guarantees for new policies increases the risk associated with unanticipated changes in experience patterns as well as deviations from expense and interest rate assumptions.

We routinely make pricing adjustments, when contractually permitted that take into account the emerging experience on our group insurance products. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to maintain benefits ratios that are consistent with our profit objectives.

Reserves

We establish and carry as liabilities actuarially-determined reserves that we believe will be adequate to meet our future policyholder benefit obligations. We base these reserves on actuarially-recognized methods using morbidity and mortality tables in general use in the U.S., which we modify to reflect our actual experience when appropriate. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. We also establish a liability for policyholders’ account balances that represent cumulative deposits plus credited interest and/or fund performance, less withdrawals, expenses and cost of insurance charges as applicable.

International Insurance and Investments Division

The International Insurance and Investments division conducts its business through the International Insurance and International Investments segments.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance products to the mass affluent and affluent markets in Japan, Korea and other countries outside the U.S. through its Life Planner operations. In addition, we offer similar products to the broad middle income market across Japan through Life Advisors, who are associated with our separately-operated Gibraltar Life Insurance Company, Ltd., or Gibraltar Life, operation, which we acquired in April 2001. We commenced sales in non-U.S. markets through our Life Planner operations, as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; Poland, 2000; and Mexico, 2006. We continue to explore opportunities for a more diverse mix of business including an increased focus on the international retirement market.

We continue to seek opportunities for expansion into high-growth markets in targeted countries, such as in China and India. During 2007, we entered into a joint venture in India where we have a 26% interest, the maximum currently allowed by regulation in India. The joint venture received its insurance license in June 2008 and commenced sales of life insurance products shortly thereafter. In addition, we also have an investment in China, through a consortium of investors that holds a minority interest in China Pacific Insurance (Group) Co., Ltd. In December 2009, China Pacific Insurance (Group) Co., Ltd. listed its shares on the Hong Kong exchange. The consortium of investors agreed not to sell its shares before one year from the listing. As a result, holdings by the consortium may be sold beginning in December 2010.

In certain countries where we operate, particularly Japan and Korea, our products are highly regulated and, as a result, premium levels may not vary significantly among competitors. Therefore, we generally compete more on service provided to the customers than on price. In our operations other than Gibraltar Life and our new joint venture in India, we compete by focusing primarily on a limited market using our Life Planner model to offer high quality service and needs-based protection products. The success of our model in some markets makes us vulnerable to imitation and targeted recruitment of our sales force; thus the loss of highly-skilled and productive Life Planners to competitors is a significant competitive risk. We direct substantial efforts to recruit and retain our Life Planners by continuously evaluating and adjusting our training and compensation programs, where appropriate, to positively impact retention.

We manage each operation on a stand-alone basis with local management and sales teams, with oversight by senior executives based in Asia and Newark, New Jersey. Each operation has its own marketing, underwriting and claims, and investment management functions. In addition, large portions of the general account investment portfolios are managed by our International Investments segment. Each operation invests primarily in local currency securities, typically bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that also include investments in U.S. dollar denominated securities.

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and, under the reorganization agreement, acquired Yamato by contributing $72 million of capital to Yamato. Concurrent with our acquisition, substantially all of Yamato’s insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These surrender charges are 20% in the first year and will decline by 2% each year thereafter. Subsequent to the acquisition, we renamed the acquired company The Prudential Financial of Japan Life Insurance Company Ltd.

Products

We currently offer various traditional whole life, term life, and endowment policies, which provide for payment on the earlier of death or maturity, as well as retirement income life insurance products that combine an insurance protection element similar to that of whole life policies with a retirement income feature. In some of our operations we also offer certain health products with fixed benefits, as well as annuity products, which are primarily represented by U.S. dollar denominated fixed annuities in Gibraltar Life and variable annuities in Korea. In 2009, Gibraltar Life expanded its fixed annuity products, which now includes Australian dollar, Euro, and Yen denominated products. These contracts impose a market value adjustment if the invested amount is not held to maturity. The market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds. We also offer variable life products in Japan, Korea, Taiwan and Poland and interest-sensitive life products in Japan, Korea, Taiwan and Argentina. Generally, our international insurance products are non-participating and denominated in local currency. Certain of our operations also offer U.S. dollar denominated products. Where non-local currency products are offered, both the premiums and benefits are guaranteed in the currency of the product offered.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors for the periods indicated.

	As of December 31,
	2009	2008	2007
Life Planners:
Japan(1)	$3,094	$3,071	$3,068
All other countries	3,515	3,294	3,098
Life Advisors	6,398	6,330	6,264

Total	$13,007	$12,695	$12,430

(1)	In 2009, 2008 and 2007, 152, 70 and 82 Life Planners, respectively, were transferred to Gibraltar. Of the transferred Life Planners, 54, 43, and 67, in 2009, 2008 and 2007, respectively, were transferred to support our efforts to expand our bank channel distribution. The remainder have joined either as Gibraltar Life Advisors or as an associate in the agency branch discussed below. The Life Planners transferred to support bank channel distribution and the agency branch are not included in the Life Advisor counts above.

Life Planner Model

Our Life Planner model is significantly different from the way traditional industry participants offer life insurance in Japan and in most of the other countries where we do business. It also differs from the way we market through the Life Advisors of Gibraltar Life. We believe that our selection standards, training, supervision and compensation package are key to the Life Planner model and have helped our Life Planner operations achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. In general, we recruit Life Planners with:

•	university degrees, so that the Life Planner will have the same educational background and outlook as the target customer;

•	a minimum of two years of sales or sales management experience;

•	no prior life insurance sales experience; and

•	a pattern of job stability and success.

The Life Planner’s objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers.

The number of Life Planners in our Japanese operations was stable, from December 31, 2008 to December 31, 2009. This includes the impact of the transfer of 152 Life Planners to Gibraltar during this period, primarily in support of our efforts to expand the bank channel distribution and to service orphaned policyholders discussed below. This also reflects the Company’s efforts to further improve retention and the quality of Life Planners by more selective screening. The increase in Life Planners in all other countries, from December 31, 2008 to December 31, 2009, was driven by increases of 74, 63, 59, and 31 in Brazil, Taiwan, Poland, and Korea, respectively.

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Our Life Advisor operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Advisors has increased over the last few years, but the pace of growth in Life Advisors reflects the more disciplined hiring standards adopted in the latter half of 2007 to enhance retention and productivity.

During 2008, a new agency branch was created in Gibraltar Life that focuses on servicing our Japanese Life Planner policyholders that are not actively serviced by a Life Planner (i.e., orphaned policyholders). In addition to servicing orphaned policyholders, the agency branch promotes Gibraltar Life’s products with a focus on retirement and medical insurance products.

Bank Distribution Channel

In 2006, Gibraltar Life commenced sales, primarily of U.S. dollar denominated fixed annuity products, through banks to supplement its core Life Advisor distribution channel. As of December 31, 2009, Gibraltar Life had distribution agreements with twenty banks. Beginning in early 2008, Gibraltar Life introduced a Yen-denominated variable annuity product in the bank channel, and began selling protection products, both Yen- and U.S. dollar denominated, as a result of the liberalization of banking regulations allowing for the sale of additional insurance products. During 2009, the fixed annuity product offering was expanded and now includes Australian dollar, Euro, and Yen denominated products. We continue to explore opportunities to expand our distribution capabilities through the bank channel, as well as other alternative channels.

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

Pricing of individual life insurance products, particularly in Japan and Korea, is more regulated than in the U.S. Generally, premiums in each country are different for participating and non-participating products, but within each product type they are generally similar for all companies. Mortality and morbidity rates and interest rates that we use to calculate premiums are restricted by regulation on the basis of product type by country. Interest rates guaranteed under our insurance contracts may exceed the rates of return we earn on our investments, and, as a result, we may experience negative spreads between the rate we guarantee and the rate we earn on investments. Negative investment spreads had an adverse impact on the overall results of our Life Planner operations in recent years. The profitability on our products from these operations results primarily from margins on mortality, morbidity and expense charges. In addition, the profitability of our products is impacted by differences between actual mortality experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. However, we anticipate over the long-term to achieve the mortality levels reflected in the assumptions used in pricing in aggregate.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, mortality and morbidity rates, expenses and margins for adverse deviation. For variable and interest-sensitive life products, as well as annuity products, we establish liabilities for policyholders’ account balances that represent cumulative gross premiums collected plus interest or investment results credited less surrenders, and charges for cost of insurance and administration fees.

The reserves for many of our products have long durations and, in some of these markets, it is difficult to find appropriate assets with the same long duration. Due to the long-term nature of many of the products we sell in Japan, we have historically sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and will implement these hedging strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields upon the resumption of these strategies will depend on the then current interest rate environment.

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

In February 2010, we signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise our Korean asset management operations. The net proceeds from this agreement are expected to be approximately equal to our book value. As a result of the agreement, which is subject to local regulatory approval, results of our Korean asset management operations will, commencing with first quarter of 2010 reporting, be excluded from adjusted operating income for all periods reported.

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

Corporate Operations

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that we have placed in wind-down status but have not divested; and (8) the impact of transactions with other segments.

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

Divested Businesses

The following operations are businesses that have been or will be sold or exited that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. We include the results of these divested businesses in our income from continuing operations, but we exclude these results from our adjusted operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Segment Measures” for an explanation of adjusted operating income.

Financial Advisory

In 2008, we classified our Financial Advisory business as a divested business, reflecting our intention to exit this business. This business consists of our former investment in the Wachovia Securities joint venture described below, which was sold on December 31, 2009, in addition to expenses relating to obligations and costs we retained in connection with the businesses we contributed to the joint venture, primarily for litigation and regulatory matters.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities Financial Holdings, LLC, (“Wachovia Securities”), a joint venture headquartered in St. Louis, Missouri. On December 31, 2008, Wachovia merged with and into Wells Fargo & Company (“Wells Fargo”), which succeeded to Wachovia’s rights and obligations under the joint venture agreements. On December 31, 2009, we completed the sale of our minority joint venture interest in Wachovia Securities, which includes Wells Fargo Advisors, to Wells Fargo. For more information on our former investment in the Wachovia Securities joint venture, including the “lookback” option, see Note 7 to the Consolidated Financial Statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries—Prudential Securities Group.”

Commercial Mortgage Securitization Operations

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. These operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, were previously reported within the Asset Management segment. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. As of December 31, 2009, our commercial mortgage securitization operations held a loan with a principal balance of $14 million, whose fair value continues to be subject to changes in credit spreads.

Property and Casualty Insurance

In 2003, we sold our property and casualty insurance companies, which included Prudential Property and Casualty Insurance Company (“Prupac”) that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, or Liberty Mutual. We have agreed not to compete with the buyers. A non-compete agreement is effective until the termination of our distribution agreement with Liberty Mutual.

We have reinsured Liberty Mutual for adverse loss development for specific property and casualty risks either written or assumed prior to the sale that Liberty Mutual did not want to retain. We believe that we have adequately reserved for our remaining property and casualty obligations under these reinsurance contracts based on the current information available; however, we may be required to take additional charges in the future that could be material to our results of operations in a particular quarterly or annual period.

In connection with the sale, Liberty Mutual has the right to sell Prupac back to us. This right is not exercisable by Liberty Mutual until October 31, 2010, unless an earlier date is separately agreed. Under the terms of the put right, the business transferring to us would be the business we already reinsure, as described in the preceding paragraph, and any business written prior to a put closing that would be fully reinsured by Liberty Mutual.

Prudential Securities Capital Markets

In 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in our business strategy. We subsequently exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. As of December 31, 2009 we had remaining assets amounting to $77 million related to Prudential Securities’ institutional fixed income activities.

Exchange shares previously held by Prudential Equity Group

In 2007, we exited the equity sales, trading and research operations of the Prudential Equity Group, and retained certain securities relating to trading exchange memberships of these former operations. These securities were received in 2006 in connection with the commencement of public trading of stock exchange shares, and were fully disposed of in 2008.

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

•	We discontinued the equity sales, trading and research operations of the Prudential Equity Group in the second quarter of 2007.

•	We discontinued our Mexican asset management operations in the second quarter of 2009 and subsequently sold these operations in the fourth quarter of 2009.

In addition, direct real estate investments that are sold or held for sale may require “discontinued operations” accounting treatment under U.S. GAAP.

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating individual life insurance products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block Assets that we expect will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits and to provide for the continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. We also segregated for accounting purposes the Surplus and Related Assets that we needed to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block at the time of demutualization. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to decline ultimately as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. The Closed Block forms the principal component of the Closed Block Business. For additional discussion of the Closed Block Business, see “—Demutualization and Separation of the Businesses—Separation of the Businesses.”

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. In 2005, we completed the process of arranging reinsurance of the Closed Block. The Closed Block is 90% reinsured, including 17% by a wholly owned subsidiary of Prudential Financial. See Note 13 to the Consolidated Financial Statements for additional discussion on the accounting of these modified coinsurance arrangements.

As discussed in Note 12 to the Consolidated Financial Statements, if the performance of the Closed Block is more or less favorable than we originally assumed in funding, total dividends paid to Closed Block policyholders in the future may be greater or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders as part of policyholder dividends, and it will not be available to shareholders. A policyholder dividend obligation liability is established for these excess cash flows. Each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block Business.

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

Ratings

For our current ratings information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”

Competition

In each of our businesses we face intense competition from U.S. and international insurance companies, asset managers and diversified financial institutions. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We compete in our businesses based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, risk management capabilities, capital management capabilities, perceived financial strength, and claims-paying and credit ratings. The relative importance of these factors varies across our products, services and the markets we serve.

The adverse market and economic conditions that began in the second half of 2007 and continued into 2009 have resulted in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions, including government mandated sales of certain businesses, may lead to favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape may be further affected by the government sponsored programs in the U.S. and similar governmental actions outside of the U.S. in response to the severe dislocations in financial markets.

Consolidations among companies in the financial services industry may occur and result in competitors with increased market shares, or the introduction of larger or financially stronger competitors through acquisitions or otherwise, in lines of business in which we compete.

We could be subject to claims by competitors that our products, benefits, features or the administration thereof, infringe their patents or trade or service marks, which could adversely affect our sales, profitability and financial position.

Certain of our products compete on the basis of investment performance. A material decline in the investment performance of these products could have an adverse effect on our sales, as well as potentially increase the level of withdrawals and customer complaints. Rankings and ratings of investment performance have a significant effect on our ability to increase our assets under management.

Competition for personnel in our businesses is intense, including our captive sales personnel and our investment managers. In the ordinary course of business, we lose personnel from time to time in whom we have invested significant training. We direct substantial efforts to recruit and retain our insurance agents and employees and to increase their productivity. The loss of key investment managers could have a material adverse effect on our Asset Management segment.

Many of our businesses are in industries where access to multiple sales channels may be a competitive advantage. We currently sell insurance and investment products through both affiliated and non-affiliated distribution channels, including (1) our captive sales channel, (2) independent agents, brokers and financial planners, (3) broker-dealers that generally are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms, (4) broker-dealers affiliated with banks or that specialize in marketing to customers of banks, and (5) intermediaries such as retirement plan administrators. While we believe that certain insurance and investment products will continue to be sold primarily through face-to-face sales channels, customers’ desire for objective and not product-related advice may, over time, increase the amount of such insurance and investment products sold through non-affiliated distributors. In addition, we expect that certain insurance and investment products will increasingly be sold through direct marketing, including through electronic commerce.

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

Our ability to sell certain insurance products, including traditional guaranteed products depends significantly on our claims-paying ratings. A downgrade in our claims-paying ratings could adversely affect our ability to sell our insurance products and reduce our profitability. For additional information on our claims-paying ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. As discussed below, it appears likely that the financial market dislocations that began in the second half of 2007 and continued into 2009 will lead to extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally. U.S. law and regulation of our international businesses, particularly as it relates to monitoring customer activities, is likely to increase as a result of terrorist activity in the U.S. and abroad and may affect our ability to attract and retain customers. The discussion immediately below is primarily focused on applicable U.S. regulation. A separate discussion of the regulations affecting our international businesses is provided later in this section under “—Regulation of our International Businesses.”

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

Regulation Affecting Prudential Financial

Prudential Financial is the holding company for all of our operations. Prudential Financial itself is not licensed as an insurer, investment advisor, broker-dealer, bank or other regulated entity. However, because it owns regulated entities, Prudential Financial is subject to regulation as an insurance holding company and, as discussed under “—Other Businesses” below, a savings and loan holding company. As a company with publicly-traded securities, Prudential Financial is subject to legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the SEC and the NYSE relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies such as Prudential Financial.

Insurance Holding Company Regulation

Prudential Financial is subject to the insurance holding company laws in the states where our insurance subsidiaries are domiciled, which currently include New Jersey, Arizona, Connecticut and Indiana or are treated as commercially domiciled, such as New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

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

Effective with the annual reporting period ending December 31, 2010, the NAIC adopted revisions to the Annual Financial Reporting Model Regulation, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions require that we file reports with state insurance departments regarding our assessment of internal control over financial reporting.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In May 2007, the Connecticut insurance regulator completed a routine financial examination of American Skandia Life Assurance Corporation (now Prudential Annuities Life Assurance Corporation) for the five year period ended December 31, 2005, and found no material deficiencies. In February 2008, the New Jersey insurance regulator, along with the insurance regulators of Arizona and Connecticut, completed a coordinated financial examination for the five year period ended December 31, 2006 for all of our U.S. life insurance companies as part of the normal five year examination cycle and found no material deficiencies. In December 2008, the Indiana insurance regulator completed a routine financial examination of Vantage Casualty Insurance Company for the five year period ended December 31, 2007 and found no material deficiencies.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2009, 2008, and 2007, we paid approximately $4.5 million, $1.7 million and $1.9 million, respectively, in assessments pursuant to state insurance guaranty association laws. In addition, in 2009, we received $9.3 million of refunds for assessments paid in prior years. While we cannot predict the amount and timing of any future assessments on our U.S. insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Federal Regulation

Our variable life insurance products, as well as our variable annuity and mutual fund products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and FINRA. Federal and some state securities regulation similar to that discussed below under “—Investment Products and Asset Management Operations” and “—Securities Operations” affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including financial services regulation, taxation and pension and welfare benefits regulation, can significantly affect the insurance industry. As discussed below, it is likely that the recent financial crisis will lead to changes in existing federal laws and regulatory frameworks affecting the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation.

Tax Legislation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers. For example, under current law, the estate tax is completely eliminated for the year 2010. Thereafter, the tax is reinstated using the exclusion limit and rates in effect in 2001. It is unclear if Congress will keep current law in place or take action to reinstate the estate tax, possibly retroactively to the beginning of 2010. This uncertainty makes estate planning difficult and may impact the sale of our products.

Legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce our consolidated net income.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns.

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

Federal and state regulators are devoting substantial attention to the mutual fund and variable annuity businesses. As a result of publicity relating to widespread perceptions of industry abuses, numerous legislative and regulatory reforms have been proposed or adopted with respect to mutual fund governance, disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds, disclosures to retirement plan participants, custodial arrangements and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect our investment product offerings or asset management operations and, if so, to what degree.

Congress from time to time considers pension reform legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) made significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain products we offer in connection with terminating pension plans. Among other changes introduced by PPA were facilitation of automatic enrollment and escalation provisions for defined contribution plans. To the extent that these provisions result in adoption of defined contribution plan changes by plan sponsors, they may enhance growth of participant account values.

Since the PPA was enacted, regulations implementing a number of key provisions have been issued in proposed or final form. The final default investment regulations were issued in October 2007, pursuant to which plan sponsors select approved default investment options for defined contribution plan participants who are automatically enrolled but do not make affirmative investment elections. While our full service stable value products are not among the qualified default investment options, we offer a wide variety of retirement products that are approved under this regulation. These rules do not require previously invested funds to be transferred. In addition, participants may continue to affirmatively select our stable value products. As these and other regulations implementing the PPA are likely to interact with one another as plan sponsors evaluate them, we cannot predict what impact, if any, these regulations may have on our business, results of operations or financial condition.

For a discussion of potential federal tax legislation and other federal regulation affecting our variable annuity products, see “—Insurance Operations—Federal Regulation” above.

Securities Operations

A number of our subsidiaries are registered as broker-dealers with the SEC and with some or all of the 50 states and the District of Columbia. In addition, a number of our subsidiaries are also registered as investment advisors with the SEC. Our broker-dealer affiliates are members of, and are subject to regulation by, “self-regulatory organizations,” including FINRA. Self-regulatory organizations such as FINRA conduct examinations of, and have adopted rules governing, their member broker-dealers. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers.

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

Privacy Regulation

Federal and state law and regulation require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers, Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

Other

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

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements.

Regulation of our International Businesses

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which our international businesses are subject are regularly re-examined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. Existing or future laws or regulations may become more restrictive or otherwise adversely affect our operations. It is also becoming increasingly common for regulatory developments originating in the U.S., such as those discussed above, to be studied and adopted in some form in other jurisdictions in which we do business. For example, the insurance regulatory authorities in other jurisdictions, including Japan and Korea, have introduced Sarbanes-Oxley type financial control requirements as well. In addition, as discussed below, it is likely that the financial markets dislocation will lead to changes in existing laws and regulations, and regulatory frameworks, affecting our international business. Changes such as these can increase compliance costs and potential regulatory exposure. In some instances, such jurisdictions may also impose different, conflicting or more rigorous laws and requirements, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy.

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

In order to monitor insurers’ solvency, regulatory authorities in the jurisdictions in which we operate outside the U.S. generally establish some form of minimum solvency margin requirements for insurance companies, similar in concept to the RBC ratios that are employed by U.S. insurance regulators. These solvency margins are used by regulators to assess the sufficiency of an insurer’s capital and claims-paying ability and include the impact of transactions with affiliated entities. The solvency margin ratios in certain jurisdictions are required to be disclosed to the public. Insurers that have less solvency margin than the regulators require are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The solvency margin ratios for each of our international insurance operations currently are above the ranges that would require any regulatory or corrective action.

The Financial Services Agency, which is the insurance regulator in Japan, recently released revisions to the solvency margin requirements that will change the manner in which an insurance company’s core capital will be calculated. Under the proposals, certain financial assets will now be excluded from the core capital calculation and certain investment risk factors, including derivatives and foreign exchange, will be revised. These changes will be effective for the fiscal year ending March 31, 2012; however, it is anticipated that companies may begin to publicly disclose both their old and new solvency margin calculations in the third quarter of 2010. While we believe that the solvency margins of our Japanese insurance subsidiaries would continue to satisfy regulatory requirements, it is possible that a reduction in the reported ratios arising from changes in the calculation requirements could affect our claims paying ratings or customer perception of our financial strength.

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

In addition to the foregoing, non-U.S. regulatory and legislative bodies may enact or adopt laws and regulations that can affect Prudential Financial as the ultimate holding company of our international businesses. For example, a number of jurisdictions and groups of regulators are actively exploring the adoption of “group-wide” capital adequacy and solvency standards, as well as other regulatory requirements which, if adopted, will subject Prudential entities, including Prudential Financial, Inc., to regulatory requirements and oversight that do not exist today. These requirements could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within and outside the U.S. The possibility of inconsistent and conflicting regulation of the Prudential “group” of companies also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.

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

Under the Japanese insurance guaranty law, substantially similar to such laws in the U.S., all licensed life insurers in Japan are required to be members and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation, or PPC. These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2009, 2008, and 2007, we paid approximately $15 million, $15 million and $22 million, respectively, in assessments pursuant to Japanese insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our insurance companies doing business in Japan, we have established reserves that we believe are adequate for assessments relating to insolvent Japanese insurance companies.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. During 2007, Mexico enacted an alternative flat tax that became effective in 2008, while China, Germany, Italy and the United Kingdom reduced corporate tax rates for 2008. In March 2007, the Japanese National Tax Authority, or NTA, indicated that it would change the tax treatment of certain term life products sold to corporations, which resulted in a significant decrease in the sale of Increasing Term Life insurance to corporations in Japan. On December 26, 2007, the NTA confirmed in an official announcement its intention to revise the corporate tax deductibility of insurance premiums paid with respect to certain Increasing Term insurance products. The NTA then released a revised tax circular that reduced, but did not eliminate, the corporate tax deductibility of insurance premiums paid with respect to Increasing Term insurance products sold after February 28, 2008. In 2008, Korea enacted a corporate income tax rate reduction from 27.5% to 24.2% for fiscal years beginning on or after January 1, 2009 and to 22% for fiscal years beginning on or after January 1, 2011. In 2009, Taiwan enacted a corporate income tax rate decrease from 25% to 20% effective January 1, 2010. Also in 2009, Mexico enacted a corporate income tax rate increase that will begin to take effect in 2010.

Our international operations are regulated in the jurisdictions in which they are located or operate. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability.

Potential Changes in Regulation as a Result of Recent Financial Crisis and Financial Market Dislocations

Governmental actions in response to the recent financial crisis and financial market dislocations could subject us to substantial additional regulations in the United States and internationally.

During 2009, the Obama Administration and Congress announced proposals to reform the national regulation of financial services and financial institutions. Depending on the manner of adoption of these or other proposals, we could become subject to increased federal regulation. On December 11, 2009, the House of Representatives approved H.R. 4173, the “Wall Street Reform and Consumer Protection Act of 2009.” H.R. 4173, if enacted, could affect the Company in a number of ways. In particular, Prudential Financial would become subject to regulation as a thrift holding company by the Board of Governors of the Federal Reserve System (the “FRB”), which could exercise its authority in a manner different from current regulation by the Office of Thrift Supervision, including the imposition of capital or other prudential requirements on Prudential

Financial. In addition, Prudential Financial, or one of its subsidiaries, could be designated as a financial company subject to stricter prudential standards imposed by a newly established financial services oversight council, composed principally of federal regulators and with the FRB acting as its agent, if this council were to determine that material financial distress at the Company or the scope of the Company’s activities could pose a threat to financial stability or the economy. If so designated, we would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to capital, leverage, liquidity, debt to income ratios, and counterparty exposure, as well as overall risk management requirements and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Moreover, if so designated, failure by the Company to satisfy the capitalization requirements imposed could or would result, depending on the degree of under-capitalization, in additional restrictions on or requirements with respect to our business activities, such as restrictions on dividends or stock repurchases, asset growth or transactions with affiliates or requirements to develop and/or implement a capital restoration plan, obtain prior approval for acquisitions or new business lines, divest business lines, replace directors or officers or implement restrictions on senior management compensation.

In addition to heightened regulation of certain financial institutions, H.R. 4173, if enacted, would authorize the FRB to recommend the imposition of stricter prudential standards to activities and practices identified as posing heightened systemic risk. It is possible that any standards so imposed could have significant effects on the Company’s business.

We cannot predict whether Prudential Financial, any of its subsidiaries, or any of the Company’s activities might be designated for stricter standards, if the bill’s provisions became law. Nor can we predict what standards might be imposed, or what impact such standards would have on our business, financial condition or results of operations.

If enacted, H.R. 4173 would also establish a “Federal Insurance Office” within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office would perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the financial services oversight council referred to above and participating in that council’s decisions regarding insurers (potentially including the Company) to be designated for stricter regulation. The director would also be required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

If enacted, H.R. 4173, would also subject the Company to a risk-based assessment imposed by the Federal Deposit Insurance Company (“FDIC”) to create a Systemic Resolution Fund to pay for the special dissolution of financial companies for which a determination has been made that such resolution is necessary to prevent harm to the financial stability of the United States. It is not possible to quantify what that assessment might be, although it could be significant. Prudential Financial is among the class of companies that theoretically could be subject to the special dissolution regime, which would authorize the FDIC to act as Prudential Financial’s receiver in a proceeding defined by H.R. 4173 in lieu of a proceeding under the Federal bankruptcy code.

In addition, if enacted, H.R. 4173 would create a new framework for regulation of over-the-counter (“OTC”) derivatives markets that could impact Prudential Global Funding’s (“PGF”) activities. If the CFTC did not exercise its discretion to exclude PGF from the class of regulated derivatives dealers or other regulated market participants because of the limited nature of its activities, PGF would be compelled to meet capital, margin, clearing and execution rules otherwise imposed by the bill, which could significantly impact the cost of its operations.

Another section of H.R. 4173, the “Investor Protection Act,” if enacted, would, among other things, require the SEC to impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same as the overall standard for investment advisers (i.e. a fiduciary standard). The Investor Protection Act would also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements. We cannot predict the precise nature of the regulations the SEC would implement were H.R. 4173 enacted, but they could impact the manner in which certain of our businesses operate.

The Senate has not approved comparable legislation, although proposals include provisions addressing special resolution authority for failing financial institutions, systemic risk regulation, and increased derivatives oversight, which could impact Prudential. We cannot predict the form in which proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” which includes proposed legislation that would impose a Financial Crisis Responsibility Fee (“FCRF”) on certain financial institutions with over $50 billion in consolidated assets as of January 14, 2010. As proposed, the FCRF would apply to insurance companies or other companies that own insured depositories, which would include the Company. The FCRF would be imposed at a rate of “approximately” 15 basis points on the “worldwide consolidated liabilities” of companies subject to the FCRF, which includes a broad set of liabilities with a few exceptions, including certain “policy-related liabilities” of insurance companies. The FCRF would be imposed effective as of July 1, 2010. The amount of the FCRF that would be imposed upon the Company under this proposal, in the event it is enacted into law, is unclear, but could be substantial.

Additionally, in January 2010, the Administration announced its intention to propose legislation that would prohibit a bank or financial institution that contains a bank from owning, investing in or sponsoring a hedge fund or private equity fund, or engaging in proprietary trading operations unrelated to serving customers for its own profit. Depending on how it is drafted, this proposal, if enacted, could apply to the Company. The impact, if any, that such an adopted proposal would have on the business, financial condition or results of operation of the Company is unclear. We cannot predict the form in which these proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

In addition to these proposals and initiatives in the United States, regulators and law makers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations. The G20 and the FSB have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The law makers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holding companies by the Financial Services Agency in Japan, proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom (FSA), and proposals to permit U.S.-style class action litigation in the United Kingdom with respect to financial services claims.

Employees

As of December 31, 2009, we had 41,943 employees, including 21,849 located outside of the U.S. We believe our relations with our employees are satisfactory.

Available Information

Prudential Financial files periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including Prudential Financial.

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

Some of our businesses and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions generally that began in the second half of 2007 and continued into 2009. Our businesses, results of operations and financial condition may be adversely affected, possibly materially, if these conditions recur or current market or economic conditions deteriorate.

Our results of operations were materially adversely affected by adverse conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world that began in the second half of 2007 and continued into 2009. The global financial markets experienced extreme stress. Volatility and disruption in the global financial markets reached unprecedented levels for the post World War II period. The availability and cost of credit were materially affected. These factors, combined with economic conditions in the U.S., including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets experienced both extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets also experienced heightened volatility. These events had and, to the extent they persist or recur, may have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

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

Beginning in the second half of 2007 and continuing into 2009, markets in the United States and elsewhere experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. A recurrence of market conditions such as those we recently experienced may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries. Under such conditions, we may seek additional debt or equity capital but be unable to obtain such.

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including securities lending and repurchase agreements, commercial paper, medium and long-term debt and capital securities.

Disruptions, uncertainty and volatility in the financial markets limited and, to the extent they persist or recur, may limit in the future our access to capital required to operate our business, most significantly our insurance and annuities operations. These market conditions may in the future limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or raise new capital required by our subsidiaries as a result of volatility in the markets. As a result, under such conditions we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Our ability to borrow under our commercial paper programs is also dependent upon market conditions. Future deterioration of our capital position at a time when we are unable to access the long-term debt or commercial paper markets could have a material adverse effect on our liquidity. Our internal sources of liquidity may prove to be insufficient.

We may seek additional debt or equity financing to satisfy our needs. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. We may not be able to successfully obtain additional financing on favorable terms, or at all. Further, any future equity offerings would dilute the ownership interest of existing shareholders.

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We have managed Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings to our insurance subsidiaries in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. In addition, RBC ratios may also impact our credit and claims paying ratings. We estimate that as of December 31, 2009 the RBC for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations.

Disruptions in the capital markets could adversely affect Prudential Financial’s and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets, as noted above; (2) reduce or eliminate future shareholder dividends on our Common Stock; (3) utilize further proceeds from our outstanding retail medium term notes for general corporate purposes by accelerating repayments of additional funding agreements from Prudential Insurance; (4) undertake additional capital management activities, including reinsurance transactions; (5) transfer ownership of certain subsidiaries of Prudential Financial to Prudential Insurance; (6) take additional actions related to derivatives; (7) limit or curtail sales of certain products and/or restructure existing products; (8) undertake further asset sales or internal asset transfers; and (9) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

We maintain committed unsecured revolving credit facilities that, as of December 31, 2009, totaled $4.34 billion. We rely on these credit facilities as a potential source of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited such as in the recent market environment. Our ability to borrow under these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities, such as Prudential Insurance’s maintenance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our failure to satisfy these and other requirements contained in the credit facilities would restrict our access to the facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

Our asset management operations include real estate held in Prudential Insurance separate accounts, for the benefit of clients, which enter into forward commitments which typically are funded from separate account assets and cash flows and related funding sources. Owing to the recent adverse credit and real estate capital market conditions, which have also impacted fund liquidity, these separate accounts could experience challenges funding commitments in the normal course. In that case, Prudential Insurance might be called upon or required to provide interim funding solutions, which could affect the availability of liquidity for other purposes.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Even under relatively favorable market conditions, our insurance and annuities products and certain of our investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuities products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets we manage have an adverse effect on the revenues and profitability of our asset management services, which depend on fees related primarily to the value of assets under management, and could further decrease the value of our proprietary investments.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims in certain product lines.

•

Sales of our investment-based and asset management products and services may decline, and lapses and surrenders of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

Market conditions determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage foreign exchange, product, and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in unhedged exposures and losses on uncollateralized positions.

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

•

Opportunities for investment of available funds, including proceeds received from the sale of the Company’s interest in the Wachovia Securities (Wells Fargo Advisors) retail brokerage joint venture, at appropriate returns may be limited, with a possible negative impact on our overall results.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•	Fluctuations in our operating results and the impact on our investment portfolio may impact the Company’s tax profile and its ability to optimally utilize tax attributes.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our insurance and annuities products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. This risk is heightened in market and economic conditions such as we have recently experienced, in which many desired securities may be unavailable.

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

For certain of our products, market performance and interest rates impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold in relation to our Individual Annuities business. Capacity for reserve funding structures available in the marketplace may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our Individual Annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of equity market declines. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third-party investor strategies in the annuities market, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or valuation of business acquired, or VOBA, or recognize impairment in the value of our goodwill or certain investments, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. As of December 31, 2009, we had a goodwill balance of $709 million, including $444 million related to our Retirement reporting unit, $242 million related to our Asset Management reporting unit and $23 million related to our International Insurance reporting unit. Further market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

As of December 31, 2009, we had operating equity method investments primarily within our International Investments business, of $325 million. Declines in the fair value of these investments may require that we review the remaining carrying value of these investments for potential impairment, and such review could result in impairments and charges to income.

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

During periods of market disruption, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There are and may continue to be cases where certain asset classes that were in active markets with significant observable data have become inactive or for which data becomes unobservable due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

In view of the difficulties experienced recently by many financial institutions, the rating agencies have heightened the level of scrutiny that they apply to such institutions, have increased the frequency and scope of their credit reviews, have requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the financial strength ratings currently held by our life insurance subsidiaries. The outcome of such reviews may have adverse ratings consequences, which could have a material adverse effect on our results of operation and financial condition. For a description of the Company’s claims paying and credit ratings and the significant changes to those ratings and rating outlooks in 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”

Prudential Insurance has been a member of the Federal Home Loan Bank of New York, or FHLBNY, since June 2008. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized advances, collateralized funding agreements and general asset/liability management that can be used for liquidity management and as an alternative source of funding. Under FHLBNY guidelines, if Prudential Insurance’s claims-paying ratings decline below certain levels and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Although Prudential Insurance’s ratings are currently at or above the required minimum levels, there can be no assurance that the ratings will remain at these levels in the future.

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at December 31, 2009 would result in estimated collateral posting requirements or payments under such agreements of approximately $185 million. In addition, a ratings downgrade by A.M. Best to “A-“ for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.3 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $18 million, or collateral posting in the form of cash or securities to be held in a trust.

In addition, agreements in connection with capital management activities for our universal life insurance products would require us to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of December 31, 2009, no collateral amounts were required to be paid.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2010 to finance statutory reserves required under Regulation XXX and Guideline AXXX. Several strategies are currently under review to reduce the strain of increased AXXX and XXX statutory reserves associated with our term and universal life products. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, entering into reinsurance transactions or executing other capital market strategies; however, our ability to successfully execute these strategies may depend on market conditions. Based on current market conditions and absent any successful mitigation efforts, we currently believe that our financing need for 2010 could be up to $900 million for XXX and AXXX combined; however this need is expected to be met with a combination of the activities described above. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

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

Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk.

We use reinsurance as part of our capital management with respect to our Closed Block Business. Ratings downgrades or financial difficulties of reinsurers may require us to utilize additional capital with respect to the business.

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

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products, benefits, features, or the administration thereof, infringe their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in all of our businesses is intense, including for Prudential Agents, Life Planners and Life Advisors, other face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. The loss of personnel could have an adverse effect on our business and profitability.

The adverse market and economic conditions that began in the second half of 2007 and continued into 2009 have resulted in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions, including government mandated sales of certain businesses, may lead to favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies like us with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape in which we operate may be further affected by the government sponsored programs in the U.S. and similar governmental actions outside of the U.S. in response to the dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may obtain pricing or other competitive advantages.

Governmental actions in response to the recent financial crisis could subject us to substantial additional regulation.

The U.S. federal government and other governments around the world have taken and are considering taking actions to address the recent financial crisis, which are significant. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition. Governmental actions in response to the recent financial crisis could subject us to substantial additional regulation in the United States and internationally.

Actions taken and being considered by the U.S. federal government to address the recent financial crisis include mortgage and credit card program modification requirements that could impact our business and investments, particularly our mortgage and consumer debt related investments.

During 2009, the Obama Administration and Congress announced proposals to reform the national regulation of financial services and financial institutions. Depending on the manner of adoption of these or other proposals, we could become subject to increased federal regulation. On December 11, 2009, the House of Representatives approved H.R. 4173, the “Wall Street Reform and Consumer Protection Act of 2009.” H.R. 4173, if enacted, could affect the Company in a number of ways. In particular, Prudential Financial would become subject to regulation as a thrift holding company by the Board of Governors of the Federal Reserve System (the “FRB”), which could exercise its authority in a manner different from current regulation by the Office of Thrift Supervision, including the imposition of capital or other prudential requirements on Prudential Financial. In addition, Prudential Financial, or one of its subsidiaries, could be designated as a financial company subject to stricter prudential standards imposed by a newly established financial services oversight council, composed principally of federal regulators and with the FRB acting as its agent, if this council were to determine that material financial distress at the Company or the scope of the Company’s activities could pose a threat to financial stability or the economy. If so designated, we would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to capital, leverage, liquidity, debt to income ratios, and counterparty exposure, as well as overall risk management requirements and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Moreover, if so designated, failure by the Company to satisfy the capitalization requirements imposed could or would result, depending on the degree of under-capitalization, in additional restrictions on or requirements with respect to our business activities, such as restrictions on dividends or stock repurchases, asset growth or transactions with affiliates or requirements to develop and/or implement a capital restoration plan, obtain prior approval for acquisitions or new business lines, divest business lines, replace directors or officers or implement restrictions on senior management compensation.

In addition to heightened regulation of certain financial institutions, H.R. 4173, if enacted, would authorize the FRB to recommend the imposition of stricter prudential standards to activities and practices identified as posing heightened systemic risk. It is possible that any standards so imposed could have significant effects on the Company’s business.

We cannot predict whether Prudential Financial, any of its subsidiaries, or any of the Company’s activities might be designated for stricter standards, if the bill’s provisions became law. Nor can we predict what standards might be imposed, or what impact such standards would have on our business, financial condition or results of operations.

If enacted, H.R. 4173 would also establish a “Federal Insurance Office” within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office would perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the financial services oversight council referred to above and participating in that council’s decisions regarding insurers (potentially including the Company) to be designated for stricter regulation. The director would also be required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

If enacted, H.R. 4173, would also subject the Company to a risk-based assessment imposed by the Federal Deposit Insurance Company (“FDIC”) to create a Systemic Resolution Fund to pay for the special dissolution of financial companies for which a determination has been made that such resolution is necessary to prevent harm to the financial stability of the United States. It is not possible to quantify what that assessment might be, although it could be significant. Prudential Financial is among the class of companies that theoretically could be subject to the special dissolution regime, which would authorize the FDIC to act as Prudential Financial’s receiver in a proceeding defined by H.R. 4173 in lieu of a proceeding under the Federal bankruptcy code.

In addition, if enacted, H.R. 4173 would create a new framework for regulation of over-the-counter (“OTC”) derivatives markets that could impact Prudential Global Funding’s (“PGF”) activities. If the CFTC and the SEC did not exercise their discretion to exclude PGF from the class of regulated derivatives dealers because of the limited nature of its activities, PGF would be compelled to meet capital, margin, clearing and execution rules otherwise imposed by the bill, which could significantly impact the cost of its operations.

Another section of H.R. 4173, the “Investor Protection Act,” if enacted, would, among other things, require the SEC to impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same as the overall standard for investment advisers (i.e. a fiduciary standard). The Investor Protection Act would also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements. We cannot predict the precise nature of the regulations the SEC would implement were H.R. 4173 enacted, but they could impact the manner in which certain of our businesses operate.

The Senate has not approved comparable legislation, although proposals include provisions addressing special resolution authority for failing financial institutions, systemic risk regulation, and increased derivatives oversight, which could impact Prudential. We cannot predict the form in which proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” which includes proposed legislation that would impose a Financial Crisis Responsibility

Fee (“FCRF”) on certain financial institutions with over $50 billion in consolidated assets as of January 14, 2010. As proposed, the FCRF would apply to insurance companies or other companies that own insured depositories, which would include the Company. The FCRF would be imposed at a rate of “approximately” 15 basis points on the “worldwide consolidated liabilities” of companies subject to the FCRF, which includes a broad set of liabilities with a few exceptions, including certain “policy-related liabilities” of insurance companies. The FCRF would be imposed effective as of July 1, 2010. The amount of the FCRF that would be imposed upon the Company under this proposal, in the event it is enacted into law, is unclear, but could be substantial.

Additionally, in January 2010, the Administration announced its intention to propose legislation that would prohibit a bank or financial institution that contains a bank from owning, investing in or sponsoring a hedge fund or private equity fund, or engaging in proprietary trading operations unrelated to serving customers for its own profit. Depending on how it is drafted, this proposal, if enacted, could apply to the Company. The impact, if any, that such an adopted proposal would have on the business, financial condition or results of operation of the Company is unclear. We cannot predict the form in which these proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

In addition to these proposals and initiatives in the United States, regulators and law makers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations. The G20 and the FSB have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The law makers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holding companies by the Financial Services Agency (FSA) in Japan, proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom (FSA), and proposals to permit U.S.-style class action litigation in the United Kingdom with respect to financial services claims.

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

Under current law, the estate tax is completely eliminated for 2010. Thereafter, the tax is reinstated using the exclusion limit and rates in effect in 2001. It is unclear if Congress will keep current law in place or take action to reinstate the estate tax, possibly retroactively to the beginning of 2010. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher corporate taxes. If such legislation were adopted, our consolidated net income could decline.

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

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals” or Revenue Proposals. Although the Administration has not released proposed statutory language, the Revenue Proposals” includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

The Revenue Proposals also includes proposals that would change the method by which multinational corporations could claim credits for the foreign taxes they pay and that would change the timing of the deduction for interest expense that is allocable to foreign-source income. More specifically, it is likely that the proposals would impose additional restrictions on the Company’s ability to claim foreign tax credits on un-repatriated earnings. The proposals would also require U.S. multinationals to defer the deduction for interest expense that is allocable to foreign source income until that income is subject to U.S. tax. Unused deductions would be carried forward to future years. If proposals of this type were enacted, the Company’s actual tax expense could increase, thereby reducing earnings.

The federal government currently provides a tax free subsidy to the Company for providing certain retiree prescription drug benefits (the “Medicare Part D subsidy”). Both the House and Senate Finance Committee Health Reform Bills include a provision that would reduce the tax deductibility of retiree health care costs to the extent the Company receives a Medicare Part D subsidy. In effect, the provision would make the Medicare Part D subsidy taxable. While the outcome of health care legislation is uncertain, if a proposal of this type were enacted, the Company would incur a one-time charge to reflect the change in law. Thereafter, the Company’s actual tax expense would increase, thereby reducing earnings.

Congress failed to extend a number of tax provisions that expired at the end of 2009. One such provision provides tax deferral for investment income earned by a foreign insurance operation until the income is repatriated to the U.S. Although the President and Congress have indicated an intention to extend retroactively all expired provisions, the failure of Congress to do so will subject the Company to current U.S. tax on investment income earned by its foreign insurance operations in addition to the local jurisdictions’ taxes. If this provision is not extended, the Company’s actual tax expense would increase, thereby reducing earnings.

The large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

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

Our international operations are regulated in the jurisdictions in which they are located or operate. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity, profitability, and regulatory capital.

Fluctuations in foreign currency exchange rates could adversely affect our profitability and cash flow.

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are exposed to foreign currency exchange risks that could reduce U.S. dollar equivalent earnings and equity of these operations as well as negatively impact our general account and other proprietary investment portfolios. We seek to mitigate these risks by employing various hedging strategies including entering into derivative contracts and holding U.S. dollar denominated assets within our Japanese subsidiaries. Currency fluctuations, including the effect of changes in the value of U.S. dollar investments that vary from the amounts ultimately needed to hedge our exposure to changes in the U.S. dollar equivalent of earnings and equity of these operations, may adversely affect our results of operations, cash flows or financial condition. Additionally, U.S. dollar denominated investments held in our Japanese subsidiaries could result, in the event of a significant strengthening of the yen, in additional liquidity or capital needs for our International Insurance operations.

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

Prudential Financial is subject to the rules and regulations of the SEC and the NYSE relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies such as Prudential Financial. Changes in accounting requirements could have an impact on our reported results of operations and our reported financial position.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Legal Proceedings.” Congress from time to time considers pension reform legislation that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) made significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain group annuity products we offer in connection with terminating pension plans. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of our products and services that support employment based retirement plans.

Insurance regulators, as well as industry participants, have begun to implement significant changes in the way in which statutory reserves and statutory capital are determined particularly for products with embedded options and guarantees, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable annuity products, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

The Financial Services Agency, which is the insurance regulator in Japan, recently proposed revisions to the solvency margin requirements which will operate to change the manner in which an insurance company’s core capital will be calculated. Under the proposals, certain financial assets will now be excluded from the core capital calculation and certain investment risk factors, including derivatives and foreign exchange, will be revised. These changes are expected to become effective for the fiscal year ending March 31, 2012; however, it is anticipated that companies may begin to publicly disclose both the old and new solvency margin calculations in the third quarter of 2010. While we believe that the solvency margins of our Japanese insurance subsidiaries would continue to satisfy regulatory requirements, it is possible that a reduction in the reported ratios arising from changes in the calculation requirements could affect our claims paying ratings or customer perception of our financial strength.

As discussed above, governmental actions in response to the recent financial crisis could subject us to substantial additional regulation. Significant regulatory changes are under consideration in the United States as well as in other jurisdiction in response to the crisis.

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

Climate change, and its regulation, may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. Our initial evaluation is that the near term effects of climate change and climate change regulation on the Company are not material, but we cannot predict the long term impacts on us from climate change or its regulation.

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

In our investments in which we hold a minority interest, we lack management and operational control over operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments.

We face risks arising from acquisitions, divestitures and restructurings, including client losses, surrenders and withdrawals, difficulties in integrating and realizing the projected results of acquisitions and contingent liabilities with respect to dispositions.

We face a number of risks arising from acquisition transactions, including the risk that, following the acquisition or reorganization of a business, we could experience client losses, surrenders or withdrawals or other results materially different from those we anticipate, as well as difficulties in integrating and realizing the projected results of acquisitions and restructurings and managing the litigation and regulatory matters to which acquired entities are party. We have retained insurance or reinsurance obligations and other contingent liabilities in connection with our divestiture or winding down of various businesses, and our reserves for these obligations and liabilities may prove to be inadequate. These risks may adversely affect our results of operations or financial condition.

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

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds may be complemented by Prudential Financial’s access, if available, to the financial markets and bank facilities. As described under “Business—Regulation” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” our domestic and foreign insurance and various other subsidiary companies, including Prudential Insurance, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. Finally, our management of Prudential Insurance and other subsidiaries to have capitalization consistent with their ratings objectives itself may constrain their payment of dividends. These restrictions on Prudential Financial’s subsidiaries may limit or prevent such subsidiaries from making dividend payments to Prudential Financial in an amount sufficient to fund Prudential Financial’s cash requirements and shareholder dividends. From time to time, the National Association of Insurance Commissioners, or NAIC, and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

Difficult market conditions could also affect our ability to pay shareholder dividends. Our practice is to declare and pay dividends annually and the decision concerning Common Stock dividends is ordinarily made in the fourth quarter of the year.

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

•

We may exchange the Class B Stock for shares of Common Stock at any time, and the Class B Stock is mandatorily exchangeable in the event of a sale of all or substantially all of the Closed Block Business or a “change of control” of Prudential Financial. Under these circumstances, shares of Class B Stock would be exchanged for shares of Common Stock with an aggregate average market value equal to 120% of the then appraised “Fair Market Value” of the Class B Stock. For a description of “change of control” and “Fair Market Value,” see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Convertibility”. Holders of Class B Stock may at their discretion, beginning in 2016, and at any time in the event of specified regulatory events, convert their shares of Class B Stock into shares of Common Stock with an aggregate average market value equal to 100% of the then appraised Fair Market Value of the Class B Stock. Any exchange or conversion could occur at a time when either or both of the Common Stock and Class B Stock may be considered overvalued or undervalued. Accordingly, any such exchange or conversion may be disadvantageous to holders of Common Stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 26, 2010, were as follows:

Name	Age	Title	Other Directorships
John R. Strangfeld, Jr.	56	Chairman, Chief Executive Officer and President	None
Mark B. Grier	57	Vice Chairman	None
Edward P. Baird	61	Executive Vice President, International Businesses	None
Richard J. Carbone	62	Executive Vice President and Chief Financial Officer	None
Robert C. Golden	63	Executive Vice President, Operations and Systems	None
Bernard B. Winograd	59	Executive Vice President, U.S. Businesses	None
Susan L. Blount	52	Senior Vice President and General Counsel	None
Helen M. Galt	62	Senior Vice President, Company Actuary and Chief Risk Officer	None
Sharon C. Taylor	55	Senior Vice President, Human Resources	None

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

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance and Investments division and Asset Management segment, which are discussed below, we own eight and lease 11 other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 220 other locations throughout the U.S.

For our International Insurance segment, we own four home offices located in Japan, Korea, Taiwan, and Brazil and lease six home offices located in Argentina, China, Italy, Mexico, India and Poland. We also own approximately 170 and lease approximately 460 other properties, primarily field offices, located throughout these same countries. For our International Investments segment, we own one head office and lease approximately 90 other properties, primarily branch offices throughout Korea, India, Taiwan, Hong Kong, Germany and the United Kingdom. For our Asset Management segment, we lease nine international principal properties located in Brazil, Mexico, Japan, Hong Kong, Singapore, Germany and the United Kingdom, in addition to approximately 10 other branch offices throughout Europe.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed within Note 23 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, under “—Litigation and Regulatory Matters.”

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

No matter was submitted to a vote of security holders of Prudential Financial during the fourth quarter of 2009.

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

	High	Low	Dividends
2009:
Fourth Quarter	$52.82	$44.64	$0.70
Third Quarter	54.63	33.28	—
Second Quarter	46.00	20.50	—
First Quarter	35.11	11.29	—

2008:
Fourth Quarter	$64.80	$13.73	$0.58
Third Quarter	86.25	56.07	—
Second Quarter	82.21	59.74	—
First Quarter	91.36	67.36	—

On January 31, 2010, there were 2,372,953 registered holders of record for the Common Stock and 463 million shares outstanding.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2009 and 2008, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On January 31, 2010, there were three holders of record for the Class B Stock and 2 million shares outstanding.

Prudential Financial’s Board of Directors currently intends to continue to declare and pay annual dividends on the Common Stock and Class B Stock. Future dividend decisions will be based on, and affected by, a number of factors including the financial performance of the Financial Services Businesses and Closed Block Business; our overall financial condition, results of operations, cash requirements and future prospects; regulatory restrictions on the payment of dividends by Prudential Financial’s subsidiaries; and such other factors as the Board of Directors may deem relevant. Dividends payable by Prudential Financial are limited to the amount that would be legally available for payment under New Jersey corporate law. For additional information on dividends and related regulatory restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In December 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company used the majority of the offering proceeds initially to invest in an investment grade fixed income investment portfolio, while the remainder of the proceeds were used for general corporate purposes and to repurchase shares of its Common Stock under the 2006 share repurchase authorization. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders and prior to this event we liquidated the investment portfolio. On December 12, 2008 and December 14, 2009, Prudential Financial repurchased $1.879 billion and $2 million of senior notes, respectively, at the request of the holders. As of December 31, 2009, $2 million of these notes remain outstanding.

In December 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company initially used the majority of the offering proceeds to fund operating needs of our subsidiaries, to purchase short-term investment grade fixed income investments and for general corporate purposes, as well as to repurchase shares of its Common Stock under the 2007 share repurchase authorization. During 2008 and 2009, the Company repurchased, in individually negotiated transactions, $853 million and $297 million of senior notes, respectively, which were offered to the Company by certain holders. On June 15, 2009 and December 15, 2009, $1.819 billion and $31 million, respectively, of senior notes were repurchased by Prudential Financial at the request of the holders. As of December 31, 2009, $0.2 million of these notes remain outstanding.

In September 2009, Prudential Insurance issued in a private placement $500 million of surplus notes due September 2019 with an interest rate of 5.36% per annum. The surplus notes are exchangeable at the option of the holder, in whole but not in part, for shares of Prudential Financial Common Stock beginning in September 2014, or earlier upon a fundamental business combination involving Prudential Financial or a continuing payment default. The initial exchange rate for the surplus notes is 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes, which represents an initial exchange price per share of Common Stock of $98.78; however, the exchange rate is subject to customary anti-dilution and other adjustments.

For additional information about our convertible senior notes and exchangeable surplus notes see Note 14 to the Consolidated Financial Statements.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2009 of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1, 2009 through October 31, 2009	2,088	$50.06	—
November 1, 2009 through November 30, 2009	2,587	$47.91	—
December 1, 2009 through December 31, 2009	1,163	$50.26	—

Total	5,838	$49.15	—	$—

(1)	Reflects shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 from consolidated financial statements not included herein.

On December 31, 2009, we completed the sale of our minority joint venture interest in Wachovia Securities. In 2009, “Equity in earnings of operating joint ventures, net of taxes” includes a pre-tax gain on the sale of $2.247 billion. In addition, “General and administrative expenses” includes certain one-time costs related to the sale of the joint venture interest of $104 million for pre-tax compensation costs and costs related to increased contributions to the Company’s charitable foundation. The total of these items is an after-tax gain of $1.389 billion, or $2.95 per share of Common Stock. See Note 7 to the Consolidated Financial Statements for additional information.

Results for 2009 include the results of Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008, which we acquired on May 1, 2009 and renamed The Prudential Financial of Japan Life Insurance Company Ltd.

The 2009 income tax provision includes a benefit of $272 million from a reduction to the liability for unrecognized tax benefits and related interest, primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years.

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

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005 includes Gibraltar Life assets and liabilities as of November 30. Consolidated income statement data for 2009, 2008, 2007, 2006 and 2005 includes Gibraltar Life results for the twelve months ended November 30, 2009, 2008, 2007, 2006 and 2005, respectively.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$16,545	$15,468	$14,351	$13,908	$13,756
Policy charges and fee income	2,833	3,138	3,131	2,653	2,520
Net investment income	11,421	11,881	12,015	11,320	10,595
Asset management fees and other income	4,785	1,131	4,267	3,594	3,081
Realized investment gains (losses), net	(2,896)	(2,399)	613	774	1,378

Total revenues	32,688	29,219	34,377	32,249	31,330

Benefits and expenses:
Policyholders’ benefits	16,346	16,531	14,749	14,283	13,883
Interest credited to policyholders’ account balances	4,484	2,335	3,222	2,917	2,699
Dividends to policyholders	1,298	2,218	2,903	2,622	2,850
General and administrative expenses	8,991	9,274	8,820	8,065	7,612

Total benefits and expenses	31,119	30,358	29,694	27,887	27,044

Income (loss) from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	1,569	(1,139)	4,683	4,362	4,286
Income tax expense (benefit)	21	(487)	1,220	1,224	801

Income (loss) from continuing operations before equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	1,548	(652)	3,463	3,138	3,485
Equity in earnings of operating joint ventures, net of taxes	1,523	(447)	246	208	142

Income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	3,071	(1,099)	3,709	3,346	3,627
Income (loss) from discontinued operations, net of taxes	19	18	20	71	(71)

Net income (loss)	3,090	(1,081)	3,729	3,417	3,556

Less: Income (loss) attributable to noncontrolling interests	(34)	36	67	25	21

Net Income (loss) attributable to Prudential Financial, Inc.	$3,124	$(1,117)	$3,662	$3,392	$3,535

Basic income (loss) from continuing operations attributable to
Prudential Financial, Inc. per share—Common Stock	$7.64	$(2.57)	$7.57	$6.36	$6.52

Diluted income (loss) from continuing operations attributable to
Prudential Financial, Inc. per share—Common Stock	$7.59	$(2.57)	$7.47	$6.27	$6.44

Basic net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$7.68	$(2.53)	$7.61	$6.50	$6.38

Diluted net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$7.63	$(2.53)	$7.51	$6.41	$6.30

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$(165.00)	$(16.00)	$68.50	$108.00	$119.50

Basic and diluted net income (loss) attributable to Prudential
Financial, Inc. per share—Class B Stock	$(165.00)	$(16.00)	$69.50	$108.00	$119.50

Dividends declared per share—Common Stock	$0.70	$0.58	$1.15	$0.95	$0.78

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	1.72	—	2.03	2.09	2.18

	As of December 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$250,406	$232,322	$234,220	$226,737	$213,031
Separate account assets	174,074	147,095	195,583	177,463	153,159
Total assets	480,203	445,011	485,813	454,266	413,373
Future policy benefits and policyholders’ account balances	227,373	221,564	195,731	187,652	177,572
Separate account liabilities	174,074	147,095	195,583	177,463	153,159
Short-term debt	3,122	10,535	15,566	12,472	11,040
Long-term debt	21,037	20,290	14,101	11,423	8,270
Total liabilities	454,474	431,225	461,890	431,005	390,454
Prudential Financial, Inc. equity(2)	25,195	13,435	23,514	22,932	22,809
Noncontrolling interests	534	351	409	329	110
Total equity(2)	$25,729	$13,786	$23,923	$23,261	$22,919

(1)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes excluding undistributed income (loss) from equity method investments, fixed charges and interest capitalized. Also excludes earnings attributable to noncontrolling interests. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss for the year ended December 31, 2008, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $772 million would have been required for the year ended December 31, 2008 to achieve a ratio of 1:1.
(2)	The Company adopted the authoritative guidance for employers’ accounting for defined benefit pension and other postretirement plans effective December 31, 2006, which amended previous guidance, and resulted in a reduction of Prudential Financial, Inc. equity of $556 million upon adoption.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Services Businesses

Our Financial Services Businesses consist of three operating divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance and Investments division consists of our International Insurance and International Investments segments. Our Corporate and Other operations include our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested, including our investment in the Wachovia Securities joint venture which we sold on December 31, 2009, and businesses that we have placed in wind-down status.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt which are reflected in Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

We seek growth internally and through acquisitions, joint ventures or other forms of business combinations or investments. Our principal acquisition focus is in our current business lines, both domestic and international.

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 12 to the Consolidated Financial Statements for more information on the Closed Block. At the time of demutualization, we determined the amount of Closed Block assets so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the Closed Block policies. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

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

Profitability

Our profitability depends principally on our ability to price and manage risk on insurance products, our ability to attract and retain customer assets and our ability to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products, which can fluctuate significantly from period to period;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our ability to manage and control our operating expenses, including overhead expenses;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation;

•	our credit and financial strength ratings;

•	our ability to effectively utilize our tax capacity;

•	our returns on proprietary investments we make; and

•	our ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures.

In addition, factors such as credit and real estate market conditions, regulation, competition, interest rates, taxes, foreign exchange rates, market fluctuations and general economic, market and political conditions affect our profitability. In some of our product lines, particularly those in the Closed Block Business, we share experience on mortality, morbidity, persistency and investment results with our customers, which can offset the impact of these factors on our profitability from those products.

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

See “Risk Factors” for a discussion of risks that have affected and may affect in the future our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Executive Summary

Prudential Financial, a financial services leader with approximately $667 billion of assets under management as of December 31, 2009, has operations in the United States, Asia, Europe and Latin America.

Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Current Developments

The global financial markets have shown marked improvement after experiencing extreme stress since the second half of 2007 through the early portion of 2009. During this period, volatility and disruption in the global financial markets reached unprecedented levels for the post World War II period and the availability and cost of credit was materially affected. These factors, combined with recent economic conditions, including depressed home and commercial real estate prices and increasing foreclosures, depressed equity market values, declining business and consumer confidence, and rising unemployment, resulted in a severe economic recession.

Certain markets have shown marked improvement since mid-2009. Equity markets have appreciated, with less volatility, and bond spreads have tightened significantly. We took advantage of the improving market conditions, and raised approximately $4.4 billion in the capital markets during 2009 through the following:

•	Issued 36.9 million shares of Prudential Financial Common Stock in a public offering (at a price of $39.00 per share) for net proceeds of $1.391 billion.

•	Issued $2.5 billion of Prudential Financial medium-term notes. In January 2010, we issued an additional $1.250 billion of Prudential Financial medium-term notes.

•	Issued $500 million of Prudential Insurance surplus notes, exchangeable for Prudential Financial Common Stock.

On December 31, 2009, we received $4.5 billion of proceeds in cash from Wells Fargo upon the completion of the sale of our minority joint venture interest in Wachovia Securities. In addition, we received $418 million in payment of the principal of and accrued interest on the subordinated promissory note in the principal amount of $417 million that had been issued by Wachovia Securities in connection with the establishment of the joint venture.

As the dislocation in the markets continued, we took certain other actions during 2009 to strengthen our liquidity and capital position, including the following:

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

•	Reduced exposure to short-term financing markets, primarily through reduction in commercial paper borrowings.

•	Undertook sales of assets held by some of our affiliates to reduce their borrowing needs.

While the above actions have strengthened our liquidity and capital position, certain of them, as well as our decision to maintain higher levels of cash and short-term investments than in prior periods, have had a negative impact on current earnings. For additional information on our liquidity and capital resources, and the actions we undertook in 2009, see “—Liquidity and Capital Resources.”

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

During 2009, rating agencies downgraded certain ratings of Prudential Financial and its subsidiaries. Downgrades in our claims-paying or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors, distributors, or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. See “—Ratings” for more information.

Our financial condition and results of operations for the year ended December 31, 2009 reflect the following:

•

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the year ended December 31, 2009 was $3.411 billion, reflecting a $1.457 billion after tax gain from the sale of our minority joint venture interest in Wachovia Securities, as well as the positive impact of improved financial market conditions beginning in late second quarter of 2009.

•

Pre-tax net realized investment losses and related adjustments of the Financial Services Businesses in 2009 were $1.651 billion, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $1.563 billion.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $998 million as of December 31, 2009, compared to net unrealized losses of $6.567 billion as of December 31, 2008. Gross unrealized gains increased from $4.684 billion as of December 31, 2008 to $5.387 billion as of December 31, 2009 and gross unrealized losses decreased from $11.251 billion to $4.389 billion for the same periods as credit spreads tightened across most asset classes, partially offset by an increase in risk-free rates. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $7 million as of December 31, 2009, compared to net unrealized losses of $4.035 billion as of December 31, 2008.

•

Individual Annuity gross sales in 2009 reached a record high of $16.3 billion, an increase from $10.3 billion in the prior year. Individual Annuity net sales in 2009 were $10.3 billion, an increase from $2.1 billion in the prior year.

•

Full Service Retirement gross deposits and sales were $23.2 billion and net additions were $8.8 billion in 2009, an increase from gross deposits and sales of $18.9 billion and net additions of $3.9 billion in the prior year.

•	We also continued to have positive net flows in our asset management business, as well as solid sales in our domestic and international insurance businesses, in 2009.

•	For 2009, our International Insurance segment had a record level of adjusted operating income.

•	As of December 31, 2009, Prudential Financial, the parent holding company, had cash and short-term investments of $3.830 billion.

On November 10, 2009, Prudential Financial declared an annual dividend for 2009 of $0.70 per share of Common Stock, reflecting an increase of approximately 21% from the 2008 Common Stock dividend.

Outlook

Management expects that the recovery of the economy and global markets will remain challenging in 2010 but that results will reflect the quality of our individual businesses and their prospects, as well as our overall business mix. In 2010, we continue to focus on long-term strategic positioning and growth opportunities, including the following:

•

U.S. Retirement and Investment Management Market.    We look to capitalize on the growing need of baby boomers for products that provide guaranteed income for longer retirement periods. In addition, we continue to focus on our clients’ increasing needs for retirement income security given the recent volatility in the financial markets. We also look to provide products that respond to the needs of plan sponsors to manage risk and stretch their benefit dollars.

•

U.S. Insurance Market.    We continue to focus on writing high-quality business and expect to continue to benefit from expansion of our distribution channels and deepening our relationships with third-party distributors. We also look to capitalize on opportunities for additional optional life purchases in the group insurance market, as institutional clients are focused on stretching their benefit dollars.

•

International Markets.    We continue to concentrate on deepening our presence in the markets in which we currently operate, such as Japan, and expanding our distribution channels. We look to capitalize on opportunities arising in international markets as changing demographics and public policy have resulted in a growing demand for retirement income products similar to those offered in the U.S.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2009, 2008 and 2007 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$703	$(1,077)	$722
Retirement	510	531	482
Asset Management	55	232	701
Individual Life	562	446	622
Group Insurance	331	340	286
International Insurance	1,843	1,747	1,598
International Investments	43	(332)	256
Corporate and Other	(728)	(397)	(132)
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(1,651)	(2,267)	(41)
Charges related to realized investment gains (losses), net	(88)	45	(52)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	1,601	(1,734)	—
Change in experience-rated contractholder liabilities due to asset value changes	(899)	1,163	13
Divested businesses	2,131	(506)	274
Equity in earnings of operating joint ventures	(2,364)	654	(336)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,049	(1,155)	4,393
Income from continuing operations before income taxes for Closed Block Business	(480)	16	290

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,569	$(1,139)	$4,683

Results for 2009 presented above reflect the following:

•

Individual Annuities segment results for 2009 increased in comparison to 2008 primarily reflecting the impact of improved market conditions. Included in the increase was a favorable variance of $1,713 million related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, largely reflecting improved financial market conditions in 2009. The increase also included a $974 million favorable variance related to the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, including changes in our market-perceived non-performance risk. This variance resulted in a corresponding $661 million increase in the amortization of deferred policy acquisition and other costs. These favorable variances were partially offset by mark-to-market losses of $180 million in 2009 related to derivative positions associated with our capital hedging program, which we began in the second quarter of 2009. Results were also favorably impacted by an increase in investment results, driven by higher average annuity account values in investments backed by our general account, partially offset by a decrease in fee income, due to transfers of separate account funds to fixed income investments backed by our general account relating to our automatic rebalancing element.

•

Retirement segment results for both 2009 and 2008 include the impact of our annual review of the assumptions and other cumulative adjustments relating to the amortization of deferred policy acquisition costs and valuation of business acquired. Absent the $39 million unfavorable impact of these items, results for 2009 increased $18 million in comparison to 2008, primarily driven by improved investment results in our full service and institutional investments products businesses, as well as a favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. A lower benefit from reserve refinements, primarily related to updates of client census data on our group annuity blocks of business, and a decline in asset based fees in our full service business were partial offsets.

•

Asset Management segment results declined in 2009 largely due to unfavorable results from the segment’s commercial mortgage activities reflecting higher credit and valuation-related charges on interim loans, as well as lower transaction and performance based incentive fees, and asset management fees. These items were partially offset by a reduction in losses from the segment’s proprietary investing activities.

•

Individual Life segment results for 2009 improved from 2008, primarily reflecting lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, to reflect the impact of changes to the estimate of total gross profits primarily due to favorable variable product separate account fund performance in 2009 and unfavorable performance in 2008, as well as a lower than expected level of death claim costs in 2009. Results for both periods also benefited from reductions in amortization of net deferred policy acquisition costs and unearned revenue reserves reflecting updates of our actuarial assumptions based on annual reviews. The benefit in 2009 was $55 million, which included an increase in reserves for the guaranteed minimum death benefit feature in certain contracts. The comparable benefit for 2008 was $79 million. Results for both periods also benefited from compensation received based on multi-year profitability of third-party products we distribute, which benefited the current year $30 million and the prior year $53 million.

•

Group Insurance segment results declined in 2009, reflecting the prior year benefits of a premium adjustment for updated data on a large case and annual reserve refinements. Excluding these benefits in the prior year, the segment results for 2009 improved from 2008, primarily reflecting growth in both our group life and group disability businesses.

•

International Insurance segment results for 2009 improved from 2008. Results from the segment’s Life Planner operations improved in 2009, reflecting the continued growth of our Japanese Life Planner operations and more favorable mortality experience. Results from the segment’s Gibraltar Life operation were unchanged from 2009 to 2008. Results in 2009 include $36 million of earnings from the acquired former business of Yamato Life. The earnings from the acquired business include approximately $19 million largely related to initial surrenders of policies following the restructuring of the business, essentially consistent with our overall expectations. Results for 2009 for the Gibraltar Life operations also reflect higher general and administrative expenses including costs of an ongoing technology improvement program.

•

International Investments segment results for 2009 improved from 2008 primarily due to impairment charges of $426 million in 2008 related to operating joint ventures and goodwill, partially offset by less favorable results from the segment’s global commodities group.

•

Corporate and Other operations resulted in an increased loss for 2009 as compared to 2008 primarily due to lower investment income, net of interest expense, reflecting the initial investment of debt issuance proceeds in cash and short-term investments, as well as increased interest expense on capital debt. In addition, 2009 results reflect a higher level of expenses. The inclusion of a charge in 2008 for goodwill impairment of $117 million associated with our real estate and relocation services business was a partial offset.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in 2009 amounted to a loss of $1.651 billion, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $1.563 billion.

•

Income (loss) from continuing operations before income taxes in the Closed Block Business decreased $496 million in 2009 compared to 2008, primarily reflecting net realized investment losses in 2009, compared to gains in 2008, as well as a decrease in net investment income, which were partially offset by a decrease in dividends to policyholders, including the decrease in the cumulative earnings policyholder dividend obligation expense.

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

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs primarily include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC amortization we are required to make assumptions about investment returns, mortality and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. As of December 31, 2009, DAC in our Financial Services Businesses was $13.751 billion and DAC in our Closed Block Business was $827 million.

DAC associated with the traditional participating products of our Closed Block Business is amortized over the expected lives of those contracts in proportion to estimated gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. We also ensure the recoverability of the DAC balance at the end of each reporting period. Many of the factors that affect gross margins are included in the determination of our dividends to these policyholders. In recent years, DAC adjustments generally have not created significant volatility in our results of operations since the Closed Block had recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, as of December 31, 2009, actual cumulative earnings are below expected cumulative earnings by $601 million, thereby eliminating the cumulative policyholder dividend obligation expense. Without the benefit of the cumulative earnings policyholder dividend obligation, changes in gross margins and DAC amortization could result in greater volatility in our results of operations.

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

DAC associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost of contract minimum guarantees net of, where applicable, the impact of our own risk of non-performance and certain hedging activities related to these guarantees. The impact of our capital hedging program, which we began in the second quarter of 2009, is not considered in calculating gross profits. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC balance include our quarterly adjustments for current period experience and market performance related adjustments, as discussed below, and the impact of the annual reviews of our estimate of total gross profits. We also perform recoverability testing at the end of each reporting period to ensure the DAC balance does not exceed the present value of estimated gross profits.

The quarterly adjustments for current period experience referred to above reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ costs, referred to as an adjustment for current period experience.

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

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2009 was $2.8 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2009
Increase/(Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$40
Increase in future mortality by 1%	$(40)

For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2009, 2008 and 2007, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of our gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and optional living benefit features related to our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and optional living benefit features related to our variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than our expectations.

The near-term future rate of return assumptions used in evaluating DAC for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over the four year period is greater than our maximum future rate of return, we use our maximum future rate of return. As of December 31, 2009, our long-term expected rates of return across all asset types for variable annuities products and variable life policies range from 7.7% to 8.1% per annum, depending on the specific block of business, and reflect, among other assumptions, an expected rate of return of 9.5% per annum for equity type assets. Unless there is a sustained interim deviation, our long-term expected rate of return assumptions generally are not impacted by short-term market fluctuations. As of December 31, 2009, our near-term maximum future rate of return under the reversion to the mean approach for variable annuities products and variable life policies was 9.7% and 10.1% per annum, respectively. Included in this blended maximum future rate are assumptions for returns on various asset classes, including a 13% per annum maximum rate of return on equity investments.

In the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the projected future rate of return assumptions for our variable annuity contracts should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, beginning in the fourth quarter of 2008, the projected future rate of return and our estimate of total gross profits are updated each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For variable annuities products and variable life policies, as of December 31, 2009, our expected rate of return for the next four years across all asset types is 8.0% and 10.1% per annum, respectively. These rates represent a weighted average of our expected rates of return across all contract groups. For most contract groups, our expected rate of return for the next four years equals our current maximum future rates of return, as the near-term projected future rate of return under the reversion to the mean approach is greater than our maximum future rate of return. For certain contract groups relating to variable annuities issued in 2009, the expected rate of return over the next four years is under 8.0% per annum, reflecting the impact of more favorable markets in 2009 and the reversion to the mean approach.

The DAC balance associated with our domestic variable annuity contracts was $2.4 billion as of December 31, 2009. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future rate of return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC balance.

December 31, 2009
Increase/(Reduction) in DAC
(in millions)
Decrease in future rate of return by 100 basis points	$(44)
Increase in future rate of return by 100 basis points	$43

For a discussion of DAC adjustments related to our Individual Annuities segment for the years ended December 31, 2009, 2008 and 2007, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Deferred Sales Inducements and Valuation of Business Acquired

In addition to DAC, we also recognize assets for deferred sales inducements and valuation of business acquired, or VOBA. The deferred sales inducements are recognized primarily in our Individual Annuities segment and are amortized over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. For additional information about our deferred sales inducements, see Note 11 to the Consolidated Financial Statements. VOBA represents the present value of future profits embedded in acquired businesses, and is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. We have established a VOBA asset primarily for our acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. VOBA is amortized over the effective life of the acquired contracts. For additional information about VOBA including details on items included in our estimates of future cash flows for the various acquired businesses and its bases for amortization, see Note 2 to the Consolidated Financial Statements. Deferred sales inducements and VOBA are also subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. Based on this recoverability testing, in 2009 we impaired the entire remaining VOBA asset related to the variable annuity contracts acquired from Allstate. For additional information regarding this charge, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Goodwill

We test goodwill for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would indicate the potential for impairment is more likely than not. The test is performed at the reporting unit level which is equal to or one level below our operating segments. Reporting units that had goodwill subject to testing as of December 31, 2009 were the Asset Management segment, the International Insurance segment’s Life Planners business and the Retirement segment’s Full Service business.

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

The fair value of reporting units calculated in Step 1 was determined using either an earnings multiple approach or a discounted cash flow approach. The earnings multiple approach was the primary approach for the Asset Management and International Insurance reporting units, the discounted cash flow approach was primarily utilized by the Retirement reporting unit. Earnings multiples used ranged from 8.6 to 15.0 times earnings while the discount rate used was 12%.

The earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analysts’ consensus estimates for each company’s 2010 forecasted earnings. The multiple is then applied to the 2010 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

The discounted cash flow approach calculates the value of a business by applying a discount rate reflecting the market expected weighted average rate of return to the projected future cash flows of the reporting unit. The weighted average rate of return, or WARR, represents the required rate of return on total capitalization. It is comprised of a required rate of return on equity of a company and the current tax-affected cost of debt, which are then weighted by the relative percentages of equity and debt in the capital structure. To estimate the return on equity, we applied the Capital Asset Pricing Model, or CAPM. The CAPM is a generally accepted method for estimating an equity investor’s return requirement, and hence a company’s cost of equity capital. CAPM is determined by beginning with the long-term risk free rate of return then applying adjustments that consider the equity risk premium required for large company common stock investments as well as company specific adjustments to address volatility, small company premiums and other risks particular to a specific company. The WARR calculation is applied to a group of companies considered peers of the reporting unit to develop a weighted average rate of return for the peer group which is then used to estimate the market expected weighted average rate of return for the reporting unit.

After completion of Step 1 of the analysis, it was determined that fair value exceeded the carrying value for each of the three reporting units and it was concluded there was no impairment as of December 31, 2009. The Asset Management and International Insurance Life Planner businesses had estimated fair values that exceeded their December 31, 2009 carrying values by 448% and 74%, respectively. The fair value of the Retirement Full Service business, which was calculated based upon application of the discounted cash flow approach utilizing a discount rate of 12%, exceeded the carrying value by 18%. A decline in forecasted cash flows of 15%, or an increase in the discount rate above 13.7%, could result in the Retirement business failing Step 1 and requiring a Step 2 assessment. As of December 31, 2009, we had a total goodwill balance of $709 million, including $444 million related to our Retirement reporting unit, $242 million related to our Asset Management reporting unit, and $23 million related to our International Insurance reporting unit. Further market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

During the first quarter of 2009, we concluded that due to the severe economic conditions, a triggering event existed in our Retirement segment. The Company evaluated the goodwill of the Retirement segment’s Full Service business for potential impairment as of March 31, 2009 and determined that a goodwill impairment did not exist, as the fair value of the business, which was calculated by applying a discounted cash flow analysis to its expected future earnings, was greater than its carrying value. The carrying value of the Retirement segment’s Full Service business goodwill was $444 million as of March 31, 2009.

During 2008, we recorded a total impairment charge for goodwill of $337 million, which was included in “General and administrative expenses.” These impairments reflected the deterioration of financial conditions in 2008 and the impact of this deterioration on expected future earnings of these businesses, including: (1) for our Individual Annuities reporting unit, equity market declines and resulting additional market depreciation within separate account assets and corresponding decreases in our anticipated future fee income; (2) for our International Investments reporting unit, significant market deterioration resulting in both a reduction in value and an outflow of assets under management which contributed to lower asset management fees earned in the fourth quarter of 2008 and expected in future periods and (3) for our Prudential Real Estate and Relocation reporting unit, further deterioration of the U.S. housing market, including the number of transactions and the national average home sale price which both declined in the fourth quarter of 2008, and the impact of this decline on future anticipated revenues of this business.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below.

•	Valuation of investments, including derivatives

•	Recognition of other-than-temporary impairments

•	Determination of the valuation allowance for losses on commercial mortgage and other loans

We present our investments classified as available for sale, including fixed maturity and equity securities, our investments classified as trading, such as our trading account assets supporting insurance liabilities, our derivatives, and our embedded derivatives at fair value in the statements of financial position. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 20 to the Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities.”

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements, “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” and “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Equity Securities—Other-than-Temporary Impairments of Equity Securities.”

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

For a discussion of our investment portfolio, including the gross unrealized gains and losses as of December 31, 2009, related to the fixed maturity and equity securities of our general account, and the carrying value, credit quality, and allowance for losses related to the commercial mortgage and other loans of our general account, see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments.” For a discussion of the effects of impairments and changes to the valuation allowance for commercial mortgage and other loans on our operating results for the years ended December 31, 2009, 2008 and 2007, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

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

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2009, represented 42% of our total future policy benefit reserves are determined using the net level premium method as prescribed by U.S. GAAP. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions used are based on data from the standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policy. Gains or losses in our results of operations resulting from deviations in actual experience compared to the experience assumed in establishing our reserves for this business are recognized in the determination of our annual dividends to these policyholders. In recent years, these gains or losses generally have not created significant volatility in our results of operations since the Closed Block had recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, as of December 31, 2009, actual cumulative earnings are below expected cumulative earnings by $601 million, thereby eliminating the cumulative policyholder dividend obligation expense. Without the benefit of the cumulative earnings policyholder dividend obligation, these gains or losses could result in greater volatility in our results of operations.

The future policy benefit reserves for our International Insurance segment and Individual Life segment, which as of December 31, 2009, represented 43% of our total future policy benefit reserves combined, relate primarily to non-participating whole life and term life products and are determined in accordance with U.S. GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using assumptions as to mortality, lapse, and maintenance expense. Reserve assumptions are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net U.S. GAAP liabilities (i.e., reserves net of any DAC asset), the existing net U.S. GAAP liabilities are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2009 represented 11% of our total future policy benefit reserves, relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Reserves are based on best estimate assumptions as of the date the contract is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency testing by product group using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Our mortality and retirement assumptions are based on Company or industry experience; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We generally review our mortality and retirement assumptions annually. Generally, we do not expect our actual mortality or retirement trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The remaining 4% of the reserves for future policy benefits as of December 31, 2009 represented reserves for the guaranteed minimum death and optional living benefit features of the variable annuity products in our Individual Annuities segment, and group life and disability and long-term care benefits in our Group Insurance segment. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

In establishing reserves for guaranteed minimum death and income benefits related to variable annuity policies, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the guaranteed minimum death or income benefit and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a guaranteed minimum benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and are out of their surrender charge period average between 8% and 20% per year. This lapse rate assumption would be reduced for similar in-the-money contracts, based on the extent of the excess described above and the age of the contract. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in behavior or mortality experience is observed in an interim period, we generally update assumptions related to contract holder behavior and mortality in the third quarter of each year by considering the actual results that have occurred during the period from the most recent update to the expected amounts. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for guaranteed minimum death and income benefits related to variable annuities products are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “—Deferred Policy Acquisition Costs.” The following table provides a demonstration of the sensitivity of the reserves for guaranteed minimum death and income benefits related to variable annuity policies relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances.

December 31, 2009
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$87
Increase in future rate of return by 100 basis points	$(76)

For a discussion of adjustments to the reserves for guaranteed minimum death and income benefits related to our Individual Annuities segment for the years ended December 31, 2009, 2008 and 2007, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses of $2.3 billion as of December 31, 2009 is reported as a component of “Future policy benefits” and relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. We do not establish loss liabilities until a loss has occurred. As prescribed by U.S. GAAP, our liability is determined as the present value of expected future claim payments and expenses.

Expected future claims payments are estimated using assumed mortality and claim termination factors and an assumed interest rate. The mortality and claim termination factors are based on standard industry tables and the Company’s historical experience. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Of these assumptions, our claim termination assumptions have historically had the most significant effect on our level of liability. We review our claim termination assumptions compared to actual terminations annually. These studies review actual claim termination experience over a number of years with more weight placed on the actual experience in the more recent years. If actual experience results in a different assumption, we adjust our liability for unpaid claims and claims adjustment expenses accordingly with a charge or credit to current period earnings.

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

We determine our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2009 was 7.50% for our pension plans and 8.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2008, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2009
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(96)	$(11)
Decrease in expected rate of return by 100 basis points	$96	$11

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to our Consolidated Financial Statements for information regarding the methodology we employ to determine our discount rate. Our assumed discount rate for 2009 was 6.00% for our pension plans and 6.00% for our other postretirement benefit plans. Given the amount of pensions and postretirement obligation as of December 31, 2008, the beginning of the measurement year, if we had assumed a discount rate for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2009
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 basis points	$(4)	$(5)
Decrease in discount rate by 100 basis points	$7	$2

Given the application of the authoritative guidance for accounting for pensions, and the deferral and amortization of actuarial gains and losses arising from changes in our assumed discount rate, the change in net periodic pension cost arising from an increase in the assumed discount rate by 100 basis points would not be expected to equal the change in net periodic pension cost arising from a decrease in the assumed discount rate by 100 basis points.

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2010 see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

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

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our consolidated net income.

On January 1, 2007, we adopted the revised authoritative guidance for accounting for uncertainty in income taxes which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our consolidated loss from continuing operations before equity in earnings of operating joint ventures in 2009 of $16 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 and 2005 tax years is set to expire in June 2010, unless extended. Tax years 2006 through 2008 are still open for IRS examination. See Note 19 to the Consolidated Financial Statements for a discussion of the impact in 2009 of changes to our total unrecognized tax benefits related to tax years for which the statute of limitations has expired. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

In addition, see Note 19 to the Consolidated Financial Statements for additional discussion of the status of our tax audits, including those of our international affiliates that file separate tax returns and are subject to the audits of the local taxing authority.

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

Accounting Pronouncements Adopted

See Note 2 to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of revised authoritative guidance for disclosing fair value of financial instruments, the recognition and presentation of other-than-temporary impairments, fair value measurements and disclosures, the accounting for convertible debt instruments, earnings per share, and the accounting for noncontrolling interests in consolidated financial statements, and disclosures about postretirement benefit plan assets.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$621	$(1,218)	$672
Retirement	376	(1,109)	364
Asset Management	9	300	783

Total U.S. Retirement Solutions and Investment Management Division	1,006	(2,027)	1,819
Individual Life	696	(173)	548
Group Insurance	97	138	247

Total U.S. Individual Life and Group Insurance Division	793	(35)	795
International Insurance	1,111	1,923	1,905
International Investments	—	(40)	247

Total International Insurance and Investments Division	1,111	1,883	2,152
Corporate and Other	(861)	(976)	(373)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,049	(1,155)	4,393
Income tax expense (benefit)	214	(480)	1,120

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	1,835	(675)	3,273
Equity in earnings of operating joint ventures, net of taxes	1,523	(447)	246

Income (loss) from continuing operations for Financial Services Businesses	3,358	(1,122)	3,519
Income from discontinued operations, net of taxes	19	18	18

Net income (loss)—Financial Services Businesses	3,377	(1,104)	3,537
Less: Income (loss) attributable to noncontrolling interests	(34)	36	67

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$3,411	$(1,140)	$3,470

Basic income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$7.64	$(2.57)	$7.57
Diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$7.59	$(2.57)	$7.47
Basic net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$7.68	$(2.53)	$7.61
Diluted net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$7.63	$(2.53)	$7.51
Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$(480)	$16	$290
Income tax expense (benefit)	(193)	(7)	100

Income (loss) from continuing operations for Closed Block Business	(287)	23	190
Income from discontinued operations, net of taxes	—	—	2

Net income (loss)—Closed Block Business	(287)	23	192
Less: Income (loss) attributable to noncontrolling interests	—	—	—

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$(287)	$23	$192

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$(165.00)	$(16.00)	$68.50
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	$(165.00)	$(16.00)	$69.50
Consolidated:

Net income (loss) attributable to Prudential Financial, Inc.	$3,124	$(1,117)	$3,662

Results of Operations—Financial Services Businesses

2009 to 2008 Annual Comparison.    Income (loss) from continuing operations for the Financial Services Businesses increased $4.480 billion, from a loss of $1.122 billion in 2008 to income of $3.358 billion in 2009. Results in 2009 include a $1.457 billion after tax gain on the sale of our minority joint venture interest in Wachovia Securities to Wells Fargo. Also contributing to the increase in income was a favorable variance related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for our variable annuity products, largely reflecting improved market conditions in 2009. In addition, income reflects an increase in other revenues, partially offset by an increase in benefits and expenses, due to changes in value of recorded assets and recorded liabilities that are expected to ultimately accrue to contractholders. Results for the current year include a favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with certain variable annuity products. This variance was largely driven by changes in our adjustment to the embedded derivative liabilities for market-perceived non-performance risk, and resulted in a related increase in the amortization of deferred policy acquisition and other costs. Income also includes a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations. On a diluted per share basis, income (loss) from continuing operations attributable to the Financial Services Businesses for the year ended December 31, 2009 of $7.59 per share of Common Stock increased from a loss of $(2.57) per share of Common Stock for the year ended December 31, 2008. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $43 million for the year ended December 31, 2009, compared to $55 million for the year ended December 31, 2008. As described more fully in Note 16 to the Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2008 to 2007 Annual Comparison.    Income (loss) from continuing operations for the Financial Services Businesses decreased $4.641 billion, from income of $3.519 billion in 2007 to a loss of $1.122 billion in 2008, reflecting the impact of unfavorable market conditions on the results of our segments and investment portfolio. The decrease reflects pre-tax net investment losses in 2008, within both our general account and proprietary investments, and impairments in 2008 related to goodwill and declines in value of investments in certain operating joint ventures. In addition, the decrease reflects reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and increased amortization of deferred policy acquisition and other costs reflecting an update of actuarial assumptions primarily due to the impact of market conditions. Results for 2008 include our share of costs associated with a settlement relating to auction rate securities of the retail brokerage joint venture with Wachovia, which was sold on December 31, 2009. Partially offsetting these items were improved results from continued growth in our international insurance operations. On a diluted per share basis, income (loss) from continuing operations attributable to the Financial Services Businesses for the year ended December 31, 2008 was $(2.57) per share of Common Stock compared to $7.47 per share of Common Stock for the year ended December 31, 2007. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in

“—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net, attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment, as described above, increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $55 million for the year ended December 31, 2008, compared to $53 million for the year ended December 31, 2007.

Results of Operations—Closed Block Business

2009 to 2008 Annual Comparison.    Income (loss) from continuing operations for the Closed Block Business for the year ended December 31, 2009, was a loss of $287 million, or $(165.00) per share of Class B Stock, compared to income of $23 million, or $(16.00) per share of Class B Stock, for the year ended December 31, 2008. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $43 million for the year ended December 31, 2009, compared to $55 million for the year ended December 31, 2008. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2008 to 2007 Annual Comparison.    Income (loss) from continuing operations attributable to the Closed Block Business for the year ended December 31, 2008, was income of $23 million, or $(16.00) per share of Class B stock, compared to income of $190 million, or $68.50 per share of Class B Stock, for the year ended December 31, 2007. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $55 million for the year ended December 31, 2008, compared to $53 million for the year ended December 31, 2007. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

Segment Measures

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with U.S. GAAP. Adjusted operating income does not equate to “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses.

See Note 22 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating income.

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Operating results:
Revenues	$2,871	$1,999	$2,503
Benefits and expenses	2,168	3,076	1,781

Adjusted operating income	703	(1,077)	722
Realized investment gains (losses), net, and related adjustments(1)	61	(153)	(62)
Related charges(1)(2)	(143)	12	12

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$621	$(1,218)	$672

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2009 to 2008 Annual Comparison.    Adjusted operating income increased $1,780 million, from a loss of $1,077 million in 2008 to income of $703 million in 2009. As shown in the following table, adjusted operating income for 2009 included $379 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $1,334 million of charges included in 2008, resulting in a $1,713 million favorable variance.

	Year ended December 31, 2009			Year ended December 31, 2008
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment(3)	$54	$277	$331	$(576)	$(484)	$(1,060)
Annual review / assumption updates	(30)	(19)	(49)	18	(118)	(100)
Quarterly adjustment for current period experience	63	34	97	(81)	(93)	(174)

Total	$87	$292	$379	$(639)	$(695)	$(1,334)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.
(3)	As discussed below, market performance related adjustments were recognized quarterly beginning in the fourth quarter of 2008. Amounts for 2008 include adjustment recognized as part of our annual reviews in the third quarter of 2008.

These adjustments primarily reflect the market conditions that existed in the respective periods, and the estimated impact of those market conditions on contractholder behavior, and are discussed individually in more detail below. Also included within the increase in adjusted operating income is a $974 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, including changes in our market-perceived non-performance risk as discussed below. A corresponding increase in current period gross profits related to this favorable variance led to an offsetting increase in the amortization of deferred policy acquisition and other costs of $661 million. Partially offsetting these increases was $180 million of mark-to-market losses related to derivative positions associated with our capital hedging program, which we began in the second quarter of 2009, also discussed below. Also serving as a partial offset was a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts. The declines in average separate account assets were due to market depreciation and transfers of balances to fixed income investments backed by our general account. The transfer of balances to fixed income investments backed by our general account relates to an automatic rebalancing element in some of our optional living benefit features, which, as part of the overall product design, transferred approximately $10.5 billion out of the separate accounts and into fixed income investments backed by our general account from January 1, 2008 through March 31, 2009, due to equity market declines. Subsequently, in the remainder of 2009, approximately $3.5 billion was returned from fixed income investments backed by our general account to the separate accounts by operation of the automatic rebalancing element due to market improvements. Higher average annuity account values in investments backed by our general account resulting from these transfers also led to improved investment results, which more than offset the decrease in fee income.

The $331 million of benefits in 2009 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance in 2009. The following table shows the actual quarterly rate of return on variable annuity account values for each of the quarters in 2009 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
Actual rate of return	(4.5)%	12.7%	10.6%	3.0%
Expected rate of return	2.5%	2.5%	2.4%	2.1%

The overall better than expected market returns in 2009 increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The previously expected rates of return for 2009, for most contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the lower rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods. The $1,060 million charge in 2008 is attributable to a similar but opposite impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period.

Included within the $576 million of increased amortization of deferred policy acquisition and other costs for 2008 is a $234 million loss recognition charge to further reduce the balance of valuation of business acquired, or VOBA, related to the variable annuity contracts acquired from Allstate. The additional charge was required in 2008 as the VOBA balance for those contracts otherwise would have been in excess of the present value of estimated future gross profits. In addition, the $54 million decrease in amortization of deferred policy acquisition and other costs for 2009 is net of a $73 million charge to impair the entire remaining VOBA balance related to the variable annuity contracts acquired from Allstate. The additional charge was required in the first quarter of 2009, as the declines in estimated future gross profits related to market performance caused the present value of estimated gross profits for these contracts to fall below zero. Since the VOBA balance was completely impaired for these contracts, it cannot be reestablished for market value appreciation in subsequent periods.

As shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The year ended December 31, 2009 included $49 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions were benefits related to the impact of lower mortality and higher investment spread assumptions. Adjusted operating income for 2008 included $100 million of charges from these annual reviews, primarily reflecting increased cost of expected income and death benefit claims due to lower expected lapse rates for policies where the current policyholder account value is below the guaranteed minimum death benefit.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through 2009, the projected future annual rate of return calculated using the reversion to the mean approach for most contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. As discussed above, the near-term maximum future rate of return under the reversion to the mean approach was reduced in 2009 from 10.5% to 9.7% as part of our annual reviews. Included in this revised blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for most contract groups, all else being equal, future rates of return higher or lower than 2.4% per quarter, or 9.7% per annum, will result in decreases or increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Including the offsetting impact of certain contract groups relating to business issued in 2009, our weighted average expected rate of return across all contract groups is 8.0% per annum as of December 31, 2009.

The quarterly adjustments for current period experience shown in the table above reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, referred to as an adjustment for current period experience, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The adjustments for deferred policy acquisition and other costs in 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and better than expected contract persistency experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in 2009 primarily reflects higher than expected fee income due to market increases, partially offset by higher than expected actual contract guarantee claims costs due to lower than expected lapses. Less favorable than expected gross profits in 2008 were primarily due to lower than expected fee income, the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, and higher actual contract guarantee claims costs in 2008, primarily driven by unfavorable financial market conditions.

The $974 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features referred to above reflects a benefit of $536 million in 2009 compared to a charge of $438 million in 2008. The benefit in 2009 includes $202 million of net benefits related to updates of the inputs used in the valuation of the embedded derivative liabilities, including a $312 million benefit related to an update to reflect a market-perceived increase in our own risk of non-performance. The remaining $110 million of net charges was primarily driven by a reduction in the expected lapse rate assumption based on our actual lapse experience, partially offset by the inclusion of new market inputs for implied volatility as well as updated assumptions for other actuarial and capital markets inputs. In light of recent developments, including rating agency downgrades to the claims-paying ratings of our insurance subsidiaries, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities. The $438 million charge in 2008 included an $86 million benefit related to an update of the assumptions used in the valuation of the embedded derivatives, primarily driven by an update of the equity volatility assumption to better match the actual equity indices referenced.

Excluding the $202 million of net benefits related to updates of the inputs used in the valuation of the embedded derivatives associated with our living benefit features, the hedging activities resulted in a $334 million benefit in 2009, reflecting a $3,049 million benefit related to the change in the fair value of the embedded derivatives, partially offset by a $2,715 million charge related to the change in the fair value of the related hedge positions. The hedging activities in 2008, excluding similar assumption updates, resulted in a $524 million charge, reflecting a $3,018 million charge related to the change in the fair value of the embedded derivatives, partially offset by a $2,494 million benefit related to the change in the fair value of the related hedge positions. Variances for both periods are primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see Note 20 to the Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in their original pricing, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. Together with certain product design elements, our hedging program is designed to limit our exposure to the equity market, interest rate, and market volatility risk inherent in the living benefit features of certain variable annuity products, as part of our overall risk management strategy. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, which are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. In 2009, favorable market conditions resulted in an overall improvement in our capital position, which was partially offset by $180 million of mark-to-market losses on the capital hedges.

2008 to 2007 Annual Comparison.    Adjusted operating income decreased $1,799 million, from income of $722 million in 2007 to a loss of $1,077 million in 2008. Adjusted operating income for 2008 included charges of $1,160 million, reflecting the impact of the annual reviews of, and market performance adjustment to, the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The total charge of $1,160 million in 2008 included $380 million of charges from the annual reviews, which were completed in the third quarter of 2008, and $780 million of charges relating to additional market performance adjustments in the fourth quarter of 2008. Adjusted operating income for 2007 included $30 million of benefits from the annual reviews.

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

As discussed above, results for 2008 also include $780 million of charges associated with market performance related adjustments to our estimate of total gross profits to reflect actual fund performance in the fourth quarter of 2008. In light of recent market conditions, beginning in the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. Market value declines in the fourth quarter of 2008 decreased our estimates of total gross profits by establishing a new, lower starting point for the variable annuity account values used in estimating gross profits for future periods. The decrease in our estimate of total gross profits results in a higher required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period. In addition, the higher rate of amortization will also be applied to future gross profits in calculating amortization in future periods. As noted above, prior to the fourth quarter of 2008 market performance related adjustments were included as part of our annual reviews. The charges from the annual reviews of $380 million in 2008 included $280 million of adjustments for unfavorable market performance, as discussed above.

We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the second half of 2008, the projected future rate of return calculated using the reversion to the mean approach for most contract groups was greater than 10.5%, our maximum future rate of return assumption across all asset types as of December 31, 2008 for this business. In those cases we utilized the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean, and further decreasing our estimate of total gross profits.

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

Also contributing to the decrease in adjusted operating income in 2008 was a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to fixed income investments backed by our general account. The transfer of balances to fixed income investments backed by our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $10 billion in 2008, out of the separate accounts and into fixed income investments backed by our general account due to equity market declines. Higher average annuity account values in investments backed by our general account resulting from these transfers also led to improved investment results, which partially offset the decrease in fee income. Also serving as a partial offset to the decrease in adjusted operating income in 2008 was a decrease in the amortization of deferred policy acquisition costs and other costs, absent the effect of the annual reviews and market performance adjustments discussed above. The decrease primarily reflects the impact on gross profits of the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and the decrease in fee income, partially offset by the quarterly adjustments for current period experience, as explained below.

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

Revenues

2009 to 2008 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $872 million, from $1,999 million in 2008 to $2,871 million in 2009. Policy charges and fees and asset management fees and other income increased $669 million, including a $974 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above. This favorable variance was partially offset by $180 million of mark-to-market losses related to derivative positions associated with our capital hedging program, as discussed above, as well as a decrease in fee income driven by lower average variable annuity asset balances invested in separate accounts. The decline in average separate account asset balances was due to net market depreciation and the transfer of balances to fixed income investments backed by our general account relating to an automatic rebalancing element in some of our optional living benefit features. In addition, net investment income increased $179 million, reflecting higher average annuity account values in investments backed by our general account, also resulting from these transfers.

2008 to 2007 Annual Comparison.    Revenues decreased $504 million, from $2,503 million in 2007 to $1,999 million in 2008. Policy charges and fees and asset management fees and other income decreased $718 million, including a $481 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above. Also contributing to the decrease in policy charges and fees and asset management fees and other income is a decrease in fee income driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and the transfer of balances to fixed income investments backed by our general account relating to an automatic rebalancing element in some of our living benefit features, as discussed above. Partially offsetting this decrease, net investment income increased $220 million reflecting higher average annuity account values in investments backed by our general account, also resulting from these transfers.

Benefits and Expenses

2009 to 2008 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $908 million, from $3,076 million in 2008 to $2,168 million in 2009. Absent the net $1,713 million impact related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and the $661 million increase in the amortization of deferred policy acquisition and other costs due to the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features discussed above, which account for a decrease in benefits and expenses of $1,052 million, benefits and expenses increased $144 million. On this basis, interest credited to policyholders’ account balances increased $130 million primarily reflecting higher average annuity account values in investments backed by our general account, resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, and higher amortization of deferred sales inducements, reflecting the higher rate of amortization applied to gross profits in calculating amortization for 2009, due to the negative market performance adjustments recognized during 2008. Also on this basis, policyholders’ benefits, including changes in reserves, increased $129 million primarily reflecting higher actual and expected contract guarantee claims costs related to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. The amortization of deferred policy acquisition costs increased $83 million on this basis, also reflecting the higher rate of amortization for 2009, as discussed above. Partially offsetting these increases was a $153 million decrease in general and administrative expenses, net of capitalization, absent the effect of the items mentioned above, and a $45 million decrease in interest expense. The decrease in general and administrative expenses, net of capitalization, on this basis, reflects a favorable variance related to the $97 million goodwill impairment recognized in 2008, and lower amortization of VOBA subsequent to the complete impairment in the first quarter of 2009 of balances related to the variable annuity contracts acquired from Allstate, as discussed above. The decrease in interest expense reflects paydowns of inter-company debt, which were funded with affiliated capital contributions.

2008 to 2007 Annual Comparison.    Benefits and expenses increased $1,295 million, from $1,781 million in 2007 to $3,076 million in 2008. Absent the impact of the annual reviews and the market performance adjustments discussed above, which account for $1,190 million of the increase, benefits and expenses increased $105 million. On this basis, policyholders’ benefits, including changes in reserves, increased $110 million primarily reflecting the impact of the quarterly adjustments for current period experience relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as discussed above. Also on this basis, interest credited to policyholders’ account balances increased $100 million primarily reflecting higher average annuity account values in investments backed by our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. In addition, general and administrative expenses, net of capitalization, for 2008 includes the $97 million goodwill impairment. Partially offsetting these increases was a decrease in the amortization of deferred policy acquisition and other costs, absent the effect of the annual reviews and market performance adjustments discussed above, primarily reflecting the impact on gross profits of the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with some of our living benefit features and the decrease in fee income, partially offset by the quarterly adjustments for current period experience relating to the amortization of deferred policy acquisition and other costs.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable. Gross sales do not correspond to revenues under U.S. GAAP, but are used as a relevant measure of business activity.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Variable Annuities(1):
Beginning total account value	$60,007	$80,330	$74,555
Sales	16,117	10,208	11,678
Surrenders and withdrawals	(5,776)	(8,000)	(9,568)

Net sales	10,341	2,208	2,110
Benefit Payments	(988)	(1,057)	(1,131)

Net flows	9,353	1,151	979
Change in market value, interest credited and other activity(2)	12,220	(20,353)	6,076
Policy charges	(1,061)	(1,121)	(1,280)

Ending total account value(3)	$80,519	$60,007	$80,330

Fixed Annuities:
Beginning total account value	$3,295	$3,488	$3,748
Sales	179	121	73
Surrenders and withdrawals	(258)	(276)	(286)

Net redemptions	(79)	(155)	(213)
Benefit Payments	(160)	(160)	(167)

Net flows	(239)	(315)	(380)
Interest credited and other activity(2)	397	127	124
Policy charges	(1)	(5)	(4)

Ending total account value	$3,452	$3,295	$3,488

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	Includes cumulative reclassification of $259 million in 2009 from variable annuity to fixed annuity account values to conform presentation of certain contracts in annuitization status.
(3)	As of December 31, 2009, variable annuity account values are invested in balanced funds ($30 billion or 37%), equity funds ($27 billion or 33%), market value adjusted or fixed rate options ($11 billion or 14%), bond funds ($9 billion or 11%), and other ($4 billion or 5%).

2009 to 2008 Annual Comparison.    Total account values for fixed and variable annuities amounted to $84.0 billion as of December 31, 2009, an increase of $20.7 billion from December 31, 2008. The increase came primarily from increases in the market value of customers’ variable annuities due to equity market appreciation and from positive variable annuity net flows. Individual variable annuity gross sales increased by $5.9 billion, from $10.2 billion in 2008 to $16.1 billion in 2009. The increase reflects a benefit from the impact of market disruptions on some of our competitors, certain of which implemented product modifications to increase pricing and scale back product features in the second and third quarters of 2009. We also experienced increased sales in the third quarter of 2009 related to certain optional living benefit features which we previously announced would be discontinued during the third quarter of 2009. Positive sales momentum continued into the fourth quarter of 2009 with our modified product offering, which we expect will remain competitively positioned relative to our competitors going forward and expect will provide us an attractive risk and profitability profile, as all currently-offered optional living benefit features include the automatic rebalancing element described below. Individual variable annuity surrenders and withdrawals decreased by $2.2 billion, from $8.0 billion in 2008 to $5.8 billion in 2009, reflecting the overall impact of lower account values in the first half of the year due to market depreciation and lower lapses for policies where the current policyholder account value is below the guaranteed minimum death or living benefit value.

2008 to 2007 Annual Comparison.    Total account values for fixed and variable annuities amounted to $63.3 billion as of December 31, 2008, a decrease of $20.5 billion from December 31, 2007. The decrease came primarily from decreases in the market value of customers’ variable annuities due to significant equity market declines. Individual variable annuity gross sales decreased by $1.5 billion, from $11.7 billion in 2007 to $10.2 billion in 2008 and individual variable annuity surrenders and withdrawals decreased by $1.6 billion, from $9.6 billion in 2007 to $8.0 billion in 2008, reflecting the decrease in both inflows and outflows which generally occurs during periods of market volatility and equity market decline. The decrease in individual variable annuity surrenders and withdrawals also reflects lower lapses for policies where the current policyholder account value is below the guaranteed minimum death benefit.

Variable Annuity Net Amount at Risk

As a result of the volatility and disruption in the global financial markets, in recent years we have seen significant increases in the net amounts at risk embedded in our variable annuity products with riders that include optional living and guaranteed minimum death benefit features. The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. As part of our risk management strategy we hedge or limit our exposure to certain of the risks associated with our variable annuity products, primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. The rate of return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact on any capital markets risks that we hedge, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by our general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the performance of the contractholder-selected investments. In general, negative investment performance results in transfers to fixed income investments backed by our general account or separate account bond portfolio, and positive investment performance results in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure to equity market risk and market volatility. Beginning in 2009, our latest offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element.

Variable annuity account values with living benefit features were $52.5 billion, $33.1 billion and $37.1 billion as of December 31, 2009, 2008 and 2007, respectively. The following table sets forth the account values and net amounts at risk of our variable annuities with living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	December 31, 2009		December 31, 2008		December 31, 2007
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element(1)	$34,901	$1,061	$17,653	$1,328	$13,837	$101
No automatic rebalancing element	17,570	2,785	15,401	4,973	23,329	644

Total variable annuity account values with living benefit features	$52,471	$3,846	$33,054	$6,301	$37,166	$745

(1)	As of December 31, 2009, 2008 and 2007, asset values that have rebalanced to fixed income investments backed by our general account or a separate account bond portfolio due to the automatic rebalancing element represent 23% or $8.2 billion of the $34.9 billion total account value, 78% or $13.8 billion of the $17.7 billion total account value, and 4% or $0.5 billion of the $13.8 billion total account value, respectively.

As of December 31, 2009 approximately 67% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 53% and 37% as of December 31, 2008 and 2007, respectively. As of December 31, 2009 approximately 28% of the net amount at risk associated with variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 21% and 14% as of December 31, 2008 and 2007, respectively. The increase in account values which include an automatic rebalancing element in 2009 reflects the impact of improving market conditions as well as sales of our latest product offerings, as discussed above. Improving market conditions also drove the decline in the net amount at risk in 2009.

Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. All of the $52.5 billion, $33.1 billion and $37.1 billion of variable annuity account values with living benefit features as of December 31, 2009, 2008 and 2007, respectively, also contain guaranteed minimum death benefits. An additional $24.4 billion, $23.3 billion and $38.0 billion of variable annuity account values, respectively, contain guaranteed minimum death benefits, but no living benefit features. Certain account values with guaranteed minimum death benefits are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. The following table sets forth the account values and net amounts at risk of our variable annuities with guaranteed minimum death benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	December 31, 2009		December 31, 2008		December 31, 2007
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element	$34,901	$800	$17,653	$1,698	$13,837	$95
No automatic rebalancing element	41,975	7,798	38,733	14,404	61,352	3,364

Total variable annuity account values with death benefit features	$76,876	$8,598	$56,386	$16,102	$75,189	$3,459

As of December 31, 2009 approximately 45% of variable annuity account values with guaranteed minimum death benefits were affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element, compared to 31% and 18% as of December 31, 2008 and 2007, respectively. As of December 31, 2009 approximately 9% of the net amount at risk associated with variable annuity account values with guaranteed minimum death benefits were affected by an automatic rebalancing element in the product design, compared to 11% and 3% as of December 31, 2008 and 2007, respectively.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Operating results:
Revenues	$4,676	$4,844	$4,708
Benefits and expenses	4,166	4,313	4,226

Adjusted operating income	510	531	482
Realized investment gains (losses), net, and related adjustments(1)	(842)	(1,076)	(128)
Related charges(2)	6	7	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	1,533	(1,364)	97
Change in experience-rated contractholder liabilities due to asset value changes(4)	(831)	793	(86)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$376	$(1,109)	$364

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

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

Adjusted Operating Income

2009 to 2008 Annual Comparison.    Adjusted operating income decreased $21 million, from $531 million in 2008 to $510 million in 2009. Results for both periods include the impact of an annual review of the assumptions used in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and valuation of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for 2009 included a $3 million charge from the annual review, compared to a $21 million charge in 2008. The charge in 2008 primarily reflected a decrease in our estimate of future gross profits, including a decline in our asset-based profit assumptions and an increase in our expense assumptions. The quarterly updates for actual experience resulted in $5 million of charges in 2009 and $23 million of benefits in 2008, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. In addition, 2008 included a $29 million benefit from a reduction in the amortization of valuation of business acquired due to a cumulative adjustment relating to the calculation of actual and expected gross profits. Together, these items resulted in a net charge of $8 million in 2009 and a net benefit of $31 million in 2008.

Excluding the items discussed above, adjusted operating income increased $18 million compared to 2008, reflecting higher results in our full service business, partially offset by a decrease in adjusted operating income for our institutional investment products business. The increase in our full service business was primarily related to improved investment results, driven by higher net yields due to the impact of lower crediting rates on general account liabilities, resulting from rate resets, as well as higher average invested assets in our general account reflecting full service participant transfers from our equity based separate account and mutual fund products to our general account stable value products. Our ability to maintain current net yields, which are impacted by the levels of interest rates, the pace and extent of changes in interest rates and the minimum guaranteed crediting rates on our general account stable value products, may affect investment results in future periods. Also contributing to the increase in the full service business was a $29 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, reflecting a benefit of $12 million in 2009 and a charge of $17 million in 2008. The benefit in 2009 was driven by the impact of a reduction in equity market volatility on these benefit features. The charge in 2008 was driven by the impact of changes in equity market prices and volatility on these benefit features, prior to the implementation of our hedging of equity market price risk during the fourth quarter of 2008. Serving as a partial offset to these increases was lower asset based fees, due to a decrease in average full service fee-based retirement account values, primarily resulting from equity market depreciation and full service participant transfers from our equity based separate account and mutual fund products to our general account stable value products, as well as fee concessions made to certain existing clients. Although account value declines in 2008 and early 2009 due to equity market depreciation were partially offset by recent large plan sales, in some instances these cases provide for more limited product offerings than existing business, and consequently a lower contribution to asset based fees.

The decrease in our institutional investment products business primarily reflects a less favorable benefit from reserve refinements of $44 million, primarily due to a smaller benefit in 2009 related to updates of client census data on our group annuity blocks of business, as well as less favorable case experience related to our group annuity blocks of business. Partially offsetting this decrease was improved investment results and a favorable variance in the mark-to-market of equity investments required in certain of our separate account products. The increase in investment results was primarily due to increased net settlements on interest rate swaps used to manage the duration of the investment portfolio, and the impact of the maturity of a single large guaranteed investment contract which had an interest crediting rate substantially in excess of our general account invested asset yield. The increase in net swap settlements resulted from a higher notional amount of swaps used to manage the duration of the investment portfolio and the generally favorable impact of lower interest rates on those swaps. As we continued to manage the duration gap between assets and liabilities within our risk management framework, the use of interest rate swaps to increase the duration of the investment portfolio grew in 2009 as the duration of the investment portfolio excluding the impact of swaps declined. The investment portfolio duration has generally declined relative to the liabilities as a result of purchases of fixed income securities with shorter duration than the duration of our liabilities and higher levels of short term investments discussed below. Partially offsetting these increases in investment results was a lower benefit from the accretion into net investment income of fixed maturity other-than-temporary impairments recognized in previous periods. Such accretion did not contribute to results for 2009 due to our adoption of new authoritative guidance related to fixed maturity other-than-temporary impairments on January 1, 2009. Also serving as partial offsets were a lower base of invested assets in our general account reflecting scheduled withdrawals of our guaranteed investment products and lower yields, including the impact of declining short-term interest rates and a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes. Higher levels of short-term liquidity have been maintained in 2009 to provide additional capacity to address changing cash needs during the current market conditions. Investment results in future periods may be negatively impacted if we are unable to replace maturities of guaranteed investment products with new additions. For further discussion of our sales, see “—Sales results and account values.”

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

Excluding the items discussed above, adjusted operating income for 2008 decreased $62 million compared to 2007, reflecting lower adjusted operating income in our full service business, partially offset by improved results for our institutional investment products business. The decrease relating to the full service business was primarily attributable to higher general and administrative expenses, driven by expenses incurred to expand our product and service capabilities and to support several large client sales in 2008, and lower asset management fees, driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation. Also contributing to the decrease in the full service business was a $15 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. This unfavorable variance includes the impact of 2008 changes in equity market prices and volatility on these benefit features, prior to the implementation of our hedging of equity market price risk during the fourth quarter of 2008. In addition, adjusted operating income for 2008 includes an $8 million loss relating to the acquired retirement business of UBOC. Results from this acquisition include costs related to an interim service agreement with

UBOC, which covered the integration period, as well as $6 million of transition costs. Improved results in our institutional investment products business were driven by a greater benefit from reserve refinements of $50 million, primarily reflecting updates of client census data on our group annuity blocks of business, as well as more favorable case experience related to our group annuity blocks of business. Partially offsetting these increases was an unfavorable variance in the mark-to-market of equity investments required in certain of our separate account products.

Revenues

2009 to 2008 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $168 million, from $4,844 million in 2008 to $4,676 million in 2009. Net investment income decreased $255 million, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes, as discussed above. Also contributing to the decline in net investment income was a smaller base of invested assets related to our guaranteed investment products, due to maturities, and a lower benefit from the accretion into net investment income of fixed maturity other-than-temporary impairments recognized in previous periods, as discussed above. Partially offsetting these declines were increases in net investment income from a larger base of invested assets in our full service business, primarily driven by participant transfers from our equity based separate account and mutual fund products to our general account stable value products, and a favorable variance in the mark-to-market of equity investments required in certain of our separate account products.

Partially offsetting the decline in net investment income was a $75 million increase in policy charges and fee income and asset management fees and other income, primarily relating to higher net settlements on interest rate swaps used to manage the duration of the investment portfolio, as discussed above. Also contributing to the increase was a $35 million increase in revenues associated with the acquired operations of MullinTBG and a $29 million favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. Partially offsetting these increases in policy charges and fee income and asset management fees and other income was a decline in asset based fees in our full service business driven by a decrease in average full service fee-based retirement account values, primarily resulting from equity market depreciation and full service participant transfers from our equity based separate account and mutual fund products to our general account stable value products, as well as fee concessions made to certain existing clients, partially offset by recent large plan sales, as discussed above. In addition, premiums increased $12 million, driven by higher life-contingent structured settlement sales, partially offset by lower single premium group annuity sales, which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

2008 to 2007 Annual Comparison.    Revenues increased $136 million, from $4,708 million in 2007 to $4,844 million in 2008. Premiums increased $261 million, driven by higher life-contingent structured settlement and single premium group annuity sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Partially offsetting this increase, net investment income decreased $112 million, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets, lower balances of investments supported by borrowings, negative earnings in 2008 relating to a single equity method investment in a fixed income fund and an unfavorable variance in the mark-to-market of equity investments required in certain of our separate account products. These items, resulting in a decrease to net investment income, were partially offset by a larger base of invested assets, driven by sales of guaranteed investment and structured settlement products in the institutional and retail markets and full service participant transfers from our equity based separate account and mutual fund products to our general account stable value products, and the accretion into net investment income in 2008 of $23 million relating to fixed maturity other-than-temporary impairments recognized in previous periods.

In addition, policy charges and fee income and asset management fees and other income decreased $13 million, primarily due to a decline in asset management fees, driven by a decrease in average full service fee-based retirement account values primarily resulting from equity market depreciation, as well as full service participant transfers from our equity based separate account and mutual fund products to our general account stable value products. Also contributing to the decline was an unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, driven by financial market conditions in 2008. Partially offsetting these decreases in policy charges and fee income and asset management fees and other income was $22 million of revenues associated with the acquired retirement business of UBOC and $12 million of revenues associated with the acquired operations of MullinTBG, as well as increased net settlements on interest rate swaps used to manage the duration of the investment portfolio.

Benefits and Expenses

2009 to 2008 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $147 million, from $4,313 million in 2008 to $4,166 million in 2009. Absent the impact of the annual reviews and other adjustments to the amortization of deferred policy acquisition costs and valuation of business acquired discussed above, which account for a $39 million increase, benefits and expenses decreased $186 million. Interest credited to policyholders’ account balances decreased $237 million, primarily reflecting lower crediting rates on floating rate guaranteed investment products, the impact of maturities within our guaranteed investment products and lower crediting rates on full service stable value product liabilities due to rate resets, partially offset by the impact of higher full service general account stable value product account values due to participant transfers from equity based separate account and mutual fund products. In addition, interest expense decreased $60 million, reflecting lower interest rates and lower borrowings used to support investments. Partially offsetting these decreases, policyholders’ benefits, including the change in policy reserves, increased $59 million, primarily reflecting a less favorable benefit from reserve refinements, as discussed above, and the increase in reserves associated with the increase in premiums discussed above, partially offset by lower interest on lower general account policy reserves. General and administrative expenses, net of capitalization, increased $54 million excluding the impact of the annual reviews and other adjustments mentioned above, driven by a $39 million increase in costs related to the acquired operations of MullinTBG, as well as expenses incurred to support several large client sales, partially offset by the absence of the costs of an interim service agreement relating to the retirement business acquired from Union Bank of California, N.A. and a $12 million charge for one-time costs associated with certain cost reduction programs, which were included in 2008.

2008 to 2007 Annual Comparison.    Benefits and expenses increased $87 million, from $4,226 million in 2007 to $4,313 million in 2008. Policyholders’ benefits, including the change in policy reserves, increased $176 million primarily reflecting the increase in reserves associated with the increase in premiums on higher life-contingent structured settlement and single premium group annuity sales discussed above, partially offset by an increased benefit from reserve refinements primarily reflecting updates of client census data on our group annuity blocks of business, more favorable case experience related to our group annuity blocks of business and lower interest on general account reserves. In addition, interest credited to policyholders’ account balances increased $71 million, primarily reflecting a greater base of guaranteed investment products sold in the institutional and retail markets and higher full service general account stable value product account values due to participant transfers from equity based separate account and mutual fund products, partially offset by lower crediting rates on floating rate guaranteed investment product liabilities due to rate resets. Partially offsetting these increases was a $123 million decrease in interest expense, primarily reflecting lower borrowings used to support investments and lower interest rates on these borrowings. Also serving as a partial offset, general and administrative expenses, net of capitalization, decreased $43 million, including the impact of the $82 million charge in 2007 related to payments made to plan clients associated with a legal action filed against an unaffiliated asset manager and the $29 million benefit in 2008 from a cumulative adjustment relating to valuation of business acquired discussed above. Excluding these items, general and administrative expenses, net of capitalization increased $68 million, driven by expenses incurred to expand our full service product and service capabilities, including costs associated with the acquired retirement business of UBOC and acquired operations of MullinTBG, expenses incurred to support several large client sales in 2008 and a $12 million charge in 2008 for one-time costs associated with certain cost reduction programs. General and administrative expenses, net of capitalization, includes $30 million of costs in 2008 associated with the acquired retirement business of UBOC, including costs related to an interim services agreement with UBOC, which covered the integration period, as well as $6 million of transition costs, and $13 million of costs related to the operations of MullinTBG.

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

	Year ended December 31,
	2009	2008	2007
	(in millions)
Full Service(1):
Beginning total account value	$99,738	$112,192	$97,430
Deposits and sales	23,188	18,941	14,692
Withdrawals and benefits	(14,438)	(15,051)	(13,749)
Change in market value, interest credited and interest income(2)	17,857	(25,259)	6,563
Acquisition(3)	—	8,915	7,256

Ending total account value	$126,345	$99,738	$112,192

Net additions (withdrawals)	$8,750	$3,890	$943

Institutional Investment Products(4):
Beginning total account value	$50,491	$51,591	$50,269
Additions(5)	7,786	5,738	4,973
Withdrawals and benefits(6)	(7,817)	(7,392)	(5,866)
Change in market value, interest credited and interest income	2,287	2,198	2,765
Other(7)	(839)	(1,644)	(550)

Ending total account value	$51,908	$50,491	$51,591

Net additions (withdrawals)	$(31)	$(1,654)	$(893)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.4 billion, $4.6 billion and $5.7 billion as of December 31, 2009, 2008 and 2007, respectively.
(2)	Change in market value, interest credited and interest income includes $511 million for 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form.
(3)	On December 31, 2007 we acquired a portion of UBOC’s retirement business, as discussed above. On October 10, 2008 we acquired MullinTBG, as discussed above.
(4)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.2 billion, $5.3 billion and $5.5 billion as of December 31, 2009, 2008 and 2007, respectively. Ending total account value for the institutional investments products business also includes $1.5 billion as of December 31, 2009 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $1.8 billion, $3.5 billion and $2.9 billion as of December 31, 2009, 2008 and 2007, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(5)	Additions includes $500 million and $700 million for 2009 and 2008, respectively, representing transfers of externally managed client balances to accounts we manage. These additions are offset within Other, as there is no net impact on ending account values for this transfer.
(6)	Withdrawals and benefits includes $(488) million for 2009 representing transfers of client balances from accounts we managed to externally managed accounts. This withdrawal is offset within Other, as there is no net impact on ending account values for this transfer.
(7)	Other includes transfers from (to) the Asset Management segment of $(11) million, $432 million and $185 million for 2009, 2008, and 2007 respectively. Other also includes $(511) million for 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form. Other also includes $(12) million and $(700) million in 2009 and 2008, respectively, representing net transfers of externally managed client balances to accounts we manage. These transfers are offset within Additions or Withdrawals and benefits, as there is no net impact on ending account values for this transfer. For 2009, Other also includes $1,500 million representing collateralized funding agreements issued to the FHLBNY and $(1,522) million representing terminations of affiliated funding agreements utilizing proceeds from the issuances to FHLBNY. Remaining amounts for all periods presented primarily represent changes in asset balances for externally managed accounts.

2009 to 2008 Annual Comparison.    Account values in our full service business amounted to $126.3 billion as of December 31, 2009, an increase of $26.6 billion from December 31, 2008. The increase in account values was primarily driven by an increase in the market value of customer funds due to equity market appreciation and, to a lesser extent, by net additions. Net additions increased $4.9 billion, from $3.9 billion in 2008 to $8.8 billion in 2009, primarily reflecting higher new plan sales and, to a lesser extent, lower plan lapses. New plan sales in 2009 included twelve client sales over $100 million, totaling $7.5 billion, compared to ten clients sale over $100 million in 2008, which totaled $4.5 billion.

Account values in our institutional investment products business amounted to $51.9 billion as of December 31, 2009, an increase of $1.4 billion from December 31, 2008. The increase in account values was primarily driven by increases in the market value of customer funds, primarily from interest credited on general account business and credit spread tightening in the fixed income markets, partially offset by net outflows from externally managed accounts. Net withdrawals decreased $1.6 billion, from $1,654 million in 2008 to $31 million in 2009. This decrease primarily reflects higher sales of investment-only, fee-based stable value products, which more than offset lower sales of guaranteed investment products in the institutional and retail markets. Sales of our retail notes and institutional notes have been negatively impacted by unfavorable capital markets conditions, in particular during the second half of 2008 and through 2009, reflecting the extreme stress experienced by global financial markets from the second half of 2007 through the early portion of 2009. Rating agency downgrades to the claims-paying ratings of our insurance companies in the first quarter of 2009 could also have an adverse impact on sales of our guaranteed investment products in future periods.

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

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Operating results:
Revenues	$1,257	$1,686	$2,319
Expenses	1,202	1,454	1,618

Adjusted operating income	55	232	701
Realized investment gains (losses), net, and related adjustments(1)	(32)	40	19
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(14)	28	63

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$9	$300	$783

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2009 to 2008 Annual Comparison.    Adjusted operating income decreased $177 million, from $232 million in 2008 to $55 million in 2009. Results of the segment’s commercial mortgage activities decreased reflecting higher credit and valuation-related charges of $177 million on interim loans. Due to market conditions and the inherent risk of these loans, the underwriting of new interim loans was suspended during the third quarter of 2008. As of December 31, 2009, the principal balance of interim loans outstanding totaled $1.7 billion, which excludes $86 million of commitments for future fundings that would need to be disbursed if the borrowers met the conditions for these fundings, as well as $59 million of commercial real estate held for sale related to foreclosed interim loans. As of December 31, 2009, these interim loans outstanding had a weighted average loan-to-value ratio of 112%, indicating that, in aggregate, the loan amount is greater than the collateral value. As of December 31, 2009, for those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value is $264 million. The interim loans had a weighted average debt service coverage ratio of 1.16 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $236 million as of December 31, 2009. Results in 2009 also reflect lower transaction and performance based incentive fees, primarily related to institutional real estate funds reflecting a decline in real estate values, as well as a decrease in asset management fees primarily from retail and institutional customer assets primarily as a result of lower average asset values. In addition, results for 2009 reflect lower income related to mutual fund service fees and securities lending activities.

The decrease in adjusted operating income was partially offset by more favorable results from the segment’s proprietary investing activities which increased $137 million, from a loss of $207 million in 2008 to a loss of $70 million in 2009, primarily within proprietary investing fixed income investments. Results reflect a reduction of losses in a fixed income fund which included losses of $172 million in 2008, compared to losses of $11 million in 2009. The Asset Management segment redeemed its entire investment in the fixed income fund as of June 30, 2009. Fixed income investment results in 2008 also included impairments of $40 million on collateralized debt obligations, which as of December 31, 2009 have an amortized cost of zero. Proprietary investing results for equity investments increased $33 million reflecting losses in 2008, compared to gains in 2009. In 2009, we exited several of these equity investment funds. These increases were partially offset by real estate proprietary investing which decreased $93 million primarily reflecting the impact of lower real estate values on co-investments. Also, results for 2009 reflect a decrease in expenses largely related to compensation.

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

	Year ended December 31,
	2009	2008	2007
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$511	$540	$488
Retail customers(1)	268	307	347
General account	270	268	246

Total asset management fees	1,049	1,115	1,081

Incentive fees	49	71	188
Transaction fees	27	76	92
Proprietary investing	(41)	(128)	204
Commercial mortgage(2)	(99)	31	76

Total incentive, transaction, proprietary investing and commercial mortgage revenues	(64)	50	560

Service, distribution and other revenues(3)	272	521	678

Total revenues	$1,257	$1,686	$2,319

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $61 million in 2009, $55 million in 2008 and $51 million in 2007.

	December 31, 2009	December 31, 2008
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$188.4	$161.2
Retail customers(2)	84.4	61.6
General account	184.0	172.6

Total	$456.8	$395.4

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2009	2008	2007
	(in millions)
Co-Investments:
Real Estate	$370	$221	$192
Fixed Income	14	197	409
Seed Investments:
Real Estate	198	345	356
Public Equity	57	252	359
Fixed Income	33	52	50
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	13	179	181
Real Estate secured by Fund Assets	276	283	212

Total	$961	$1,529	$1,759

2009 to 2008 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $429 million, from $1.686 billion in 2008 to $1.257 billion in 2009. Service, distribution and other revenues decreased $249 million of which $97 million related to lower revenues in certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interests in these funds. The remainder of the decrease in service, distribution and other revenues includes lower mutual fund service fee revenues, partially offset by expenses as discussed below, as well as a decline in revenues related to securities lending activities. Commercial mortgage revenues decreased $130 million reflecting higher credit and valuation-related charges on interim loans in 2009, as discussed above. Asset management fees decreased $66 million, primarily from the management of retail and institutional customer assets as a result of lower average asset values. In addition, transaction and incentive fees decreased $71 million primarily reflecting a decline in real estate values due to adverse real estate market conditions. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of December 31, 2009, $150 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $123 million as of December 31, 2008. In 2009, adjustments of $47 million related to previously recognized incentive fees contributed to the decline in incentive fees resulting from fund performance. Proprietary investing revenues increased $87 million reflecting a decline in losses, primarily the result of lower proprietary investing balances in 2009, including the redemption of a fixed income fund and the exiting of several equity investment funds in 2009, compared to investment losses in these funds in 2008. Real estate proprietary investing revenues decreased primarily due to the impact of lower real estate values on co-investments. Future incentive, transaction, proprietary investing and commercial mortgage revenues will be impacted by the level and diversification of our proprietary investments, the commercial real estate market, and other domestic and international market conditions.

2008 to 2007 Annual Comparison.    Revenues decreased $633 million, from $2.319 billion in 2007 to $1.686 billion in 2008. Revenues from proprietary investing decreased $332 million, driven by investment losses in fixed income and equity investments. Incentive fees decreased $117 million primarily related to institutional real estate funds as a result of adverse real estate market conditions. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. In 2008, adjustments of $25 million related to previously recognized incentive fees contributed to the decline in incentive fees resulting from fund performance. In addition, commercial mortgage revenues decreased $45 million due to unfavorable credit market conditions which resulted in decreases in the value of investments held, partially offset by higher net investment income from higher average balances. Service, distribution and other revenues decreased $157 million, including a reduction in revenue of $150 million, which consists of a change in the service fee arrangement whereby Wells Fargo Advisors (formerly Wachovia Securities) is paying investment managers directly, with a corresponding decrease in expense, as well as lower revenues in certain consolidated real estate and fixed income funds, which were fully offset by lower expenses related to minority interest in these funds. Service, distribution and other revenues includes payments from Wells Fargo under an agreement implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The terms of the agreement extend for ten years after termination of our participation in the joint venture, which occurred on December 31, 2009. The remainder of the decrease in service, distribution and other revenues includes lower other service revenue, partially offset by higher revenues related to securities lending activities. Asset management fees increased $34 million, primarily from the management of institutional customer assets as a result of net asset flows.

Expenses

2009 to 2008 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $252 million, from $1.454 billion in 2008 to $1.202 billion in 2009. The decrease in expenses was driven by lower revenues, as discussed above, related to performance based incentive fees, lower revenues associated with certain consolidated funds, the decline in mutual fund service fee revenue, and lower interest costs related to our reduced proprietary investing activities. In addition, compensation costs decreased primarily due to lower incentive compensation as a result of lower revenues, as well as lower headcount.

2008 to 2007 Annual Comparison.    Expenses decreased $164 million, from $1.618 billion in 2007 to $1.454 billion in 2008, driven by lower expenses related to the decline in service fee revenue, performance based incentive fees, and revenues associated with certain real estate and fixed income funds, as discussed above. These items are partially offset by higher compensation costs primarily reflecting increased headcount.

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Operating results:
Revenues	$2,768	$2,754	$2,602
Benefits and expenses	2,206	2,308	1,980

Adjusted operating income	562	446	622
Realized investment gains (losses), net, and related adjustments(1)	134	(619)	(74)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$696	$(173)	$548

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2009 to 2008 Annual Comparison. Adjusted operating income increased $116 million, from $446 million in 2008 to $562 million in 2009. The increase in adjusted operating income reflects improved earnings from variable products, which benefited from lower amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, driven by the impact of more favorable equity markets in 2009 on separate account fund performance. Separate account fund performance above expected levels results in an increase in total future gross profits on which the amortization of deferred policy acquisition costs and unearned revenue reserves is based, and accordingly, lower amortization in the current period. The prior year period contained higher amortization of deferred policy acquisition costs, net of higher amortization of unearned revenue reserves in comparison to the current year, due to actual separate account performance that was below expected levels. Results in 2009 also benefited from gains on separate account fund liquidations associated with variable policy lapses and surrenders in 2009 compared to losses on these liquidations in 2008. Due to policyholder options under some of the variable contracts, lapses may occur on a quarter lag with the market risk during this lag being borne by the Company. Partially offsetting these items was the impact on variable product profitability of a decrease in asset based fees due to lower average separate account asset balances in 2009 reflecting the impact of the unfavorable equity markets in late 2008 and early 2009, as well as expected runoff of older variable policies. More favorable mortality experience, net of reinsurance, in 2009 compared to 2008 as well as higher earnings from growth in term and universal life insurance in force also contributed to the increase in adjusted operating income.

Adjusted operating income for 2009 also includes a benefit of $55 million from annual reviews of the assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves as well as for establishing reserves for guaranteed minimum death benefit features in certain contracts. Results for 2008 include a benefit of $79 million from the annual assumption review. In addition, results for 2009 include a $30 million benefit from compensation received based on multi-year profitability of third-party products we distribute, while results for the prior year include a similar benefit of $53 million. These compensation arrangements are subject to renegotiation periodically which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements was revised effective in late 2008 and the profit opportunities will be significantly reduced in 2010 and beyond.

The benefit of $55 million in 2009 related to the annual review of assumptions reflects higher investment spread assumptions and improved future mortality expectations, partially offset by updates to interest rate assumptions which increased the reserve for the guaranteed minimum death benefit features in certain contracts. In addition, the review of assumptions in 2009 reflects a reduction in our future rate of return assumption, which reduced the benefit to the amortization of deferred policy acquisition costs net of related amortization on unearned revenue reserves. The benefit of $79 million in 2008 primarily reflects improved future mortality expectations. We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through 2009, the projected near-term future annual rate of return calculated using the reversion to the mean approach was greater than our near-term maximum future rate of return assumption across all asset types for this business. As a result, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term maximum future rate of return under the reversion to mean approach was reduced in third quarter of 2009 from 10.9% to 10.1% as part of our annual assumption review. Included in this revised blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments.

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

The net increase in the amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves includes the impact of actual market performance on both actual profits and estimated future gross profits, used as the basis for amortizing deferred policy acquisition costs. As stated above, we derive our future rate of return assumptions using a reversion to the mean approach. Beginning in the fourth quarter of 2008, the projected future rate of return calculated using the reversion to the mean approach was greater than 10.9%, our maximum future rate of return assumption across all asset types for this business. As a result, we utilized the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean, and decreasing our estimate of total gross profits.

Revenues

2009 to 2008 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $14 million, from $2.754 billion in 2008 to $2.768 billion in 2009. Premiums increased $73 million, primarily due to growth of our in force block of term insurance. Net investment income increased $60 million, reflecting higher asset balances primarily from the financing of statutory reserves required for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits. Policy charges and fees and asset management fees and other income decreased $119 million, including a $26 million decrease in compensation received based on multi-year profitability of third-party products we distribute and an increase of $11 million related to the amortization of unearned revenue reserves due to the annual review of assumptions in both periods, as discussed above. Absent these items policy charges and fees and asset management fees and other income decreased $104 million, primarily reflecting lower net settlements on interest rate swaps including those used to manage duration, lower amortization of unearned revenue reserves reflecting the impact of more favorable equity markets on variable product separate account fund performance, and lower asset based fees due to lower average separate account asset balances in 2009 reflecting the unfavorable impact of equity market performance in late 2008 and early 2009.

2008 to 2007 Annual Comparison.    Revenues increased by $152 million, from $2.602 billion in 2007 to $2.754 billion in 2008. Premiums increased $80 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $93 million, reflecting higher asset balances primarily from the financing of statutory reserves required for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits. Policy charges and fee income increased $26 million, including a decrease of $36 million due to the effects of updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews, as discussed above. Absent the impact of these annual reviews, policy charges and fee income increased $62 million primarily reflecting the increase in amortization of unearned revenue reserves, discussed above, partially offset by losses on separate account fund liquidations associated with variable policy lapses and surrenders. These items were partially offset by lower asset based fees due to lower separate account asset balances reflecting the unfavorable impact of equity market performance.

Benefits and Expenses

2009 to 2008 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $102 million, from $2.308 billion in 2008 to $2.206 billion in 2009. Absent the impacts of the annual reviews conducted in both periods, as discussed above, benefits and expenses decreased $137 million, from $2.468 billion in 2008 to $2.331 billion in 2009. On this basis, amortization of deferred policy acquisition costs decreased $203 million, primarily reflecting the impact of more favorable equity markets in the second half of 2009 on variable product separate account fund performance, which was partially offset by the impact of unfavorable equity markets in late 2008 and early 2009 on variable product policy persistency in early 2009. Also on this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $85 million, reflecting increased policyholder reserves associated with growth in our in force block of term insurance and an increase in interest credited to policyholders’ account balances due to growth in universal life account balances from increased policyholder deposits, partially offset by improved mortality experience compared to the prior year, relative to expected levels.

2008 to 2007 Annual Comparison.    Benefits and expenses increased $328 million, from $1.980 billion in 2007 to $2.308 billion in 2008. Absent the impacts of the annual reviews conducted in both 2008 and 2007, as discussed above, benefits and expenses increased $365 million, from $2.103 billion in 2007 to $2.468 billion in

2008. On this basis, amortization of deferred policy acquisition costs increased $225 million, primarily reflecting the impact of unfavorable equity markets on both separate account fund performance, including the impact of a corresponding change to the future rate of return assumptions discussed above, and variable product policy persistency. Also on this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $88 million, reflecting higher policyholder reserves from growth in our in force block of term insurance and an increase in interest credited to policyholders’ account balances due to growth in universal life account balances from increased policyholder deposits. Interest expense increased $49 million, primarily reflecting interest on increased borrowings related to the financing of statutory reserves required for certain term and universal life insurance policies.

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

	Year ended December 31,
	2009	2008	2007
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$20	$39	$54
Universal Life	113	83	87
Term Life	226	209	212

Total	$359	$331	$353

Annualized new business premiums by distribution channel(1):
Prudential Agents	$95	$109	$126
Third party	264	222	227

Total	$359	$331	$353

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2009 to 2008 Annual Comparison.    Sales of new life insurance, measured as described above, increased $28 million, from $331 million in 2008 to $359 million in 2009. The increase in sales is primarily due to a $30 million increase in sales of universal life products and a $17 million increase in term life product sales primarily by the third party distribution channel, partially offset by a $19 million decrease in sales of variable life products primarily by Prudential Agents. Sales from the third party distribution channel were $42 million higher than 2008 due to higher sales of universal life products reflecting the impact of product repricing in the second half of 2008 as well as higher sales of term life products reflecting market disruptions for some of our competitors. In the second and fourth quarter of 2009 we increased universal life and term life prices, which could impact future sales. Sales by Prudential Agents were $14 million lower than 2008 primarily due to lower sales of variable life products which were impacted by the unfavorable market conditions experienced in late 2008 and early 2009. The number of Prudential Agents increased from 2,360 at December 31, 2008 to 2,447 at December 31, 2009.

2008 to 2007 Annual Comparison.    Sales of new life insurance, measured as described above, decreased $22 million, from $353 million in 2007 to $331 million in 2008, primarily due to lower sales of variable life products by Prudential Agents. Sales of universal life and term life products also decreased from the prior year. Sales by Prudential Agents were $17 million lower than the prior year primarily due to lower sales of variable life and term life products, reflecting a product shift towards annuity sales. The number of Prudential Agents decreased from 2,425 at December 31, 2007 to 2,360 at December 31, 2008. Sales from the third party distribution channel were $5 million lower than the prior year due to lower sales of variable and universal life products.

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

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Cash value of surrenders	$855	$802	$752

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	4.2%	3.8%	3.3%

2009 to 2008 Annual Comparison.    The total cash value of surrenders increased $53 million, from $802 million in 2008 to $855 million in 2009, reflecting a greater volume of surrenders, primarily in the first half of 2009, including lapses to extended term, of variable life insurance, due primarily to market conditions in late 2008 and into early 2009 and policyholders electing to surrender their policies rather than make premium payments or the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.8% in 2008 to 4.2% in 2009.

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

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Operating results:
Revenues	$5,285	$4,960	$4,799
Benefits and expenses	4,954	4,620	4,513

Adjusted operating income	331	340	286
Realized investment gains (losses), net, and related adjustments(1)	(227)	(201)	(37)
Related charges(2)	(7)	(1)	(2)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$97	$138	$247

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2009 to 2008 Annual Comparison.    Adjusted operating income decreased $9 million, from $340 million in 2008 to $331 million in 2009. Results for 2008 include a $20 million benefit from a premium adjustment for updated data on a large group life insurance case. Also included in the prior year results is a $13 million benefit, as compared to a net benefit of zero in the current year, from refinements in group disability reserves as a result of annual reviews. Excluding the prior year benefits from the premium adjustment and annual reserve refinements, adjusted operating income increased $24 million due to improved underwriting results in 2009 in both our group life and group disability businesses primarily related to business growth, which was partially offset by a related increase in operating expenses.

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

Revenues

2009 to 2008 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $325 million, from $4.960 billion in 2008 to $5.285 billion in 2009. Group life premiums and policy charges and fee income increased by $182 million, from $3.232 billion in 2008 to $3.414 billion in 2009. This increase primarily reflects growth of business in force resulting from new sales, and continued strong persistency of 94.3% in 2009 compared to 93.3% in 2008. Also contributing to this increase were higher premiums from retrospectively experience-rated group life business resulting from the increase in policyholder benefits on these contracts, as discussed below. Partially offsetting the increase in group life premiums is the premium adjustment recorded in 2008 as discussed above. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $126 million, from $995 million in 2008 to $1.121 billion in 2009. This increase primarily reflects growth of business in force resulting from new sales, and continued strong persistency of 90.9% in 2009 compared to 85.6% in 2008.

2008 to 2007 Annual Comparison.    Revenues increased by $161 million, from $4.799 billion in 2007 to $4.960 billion in 2008. Group life premiums and policy charges and fee income increased by $54 million, from $3.178 billion in 2007 to $3.232 billion in 2008, primarily reflecting higher premiums from non-retrospectively experience-rated group life business due to the premium adjustment for updated data on a large case as discussed above and growth in business in force, as new sales exceeded the level of lapses in 2008. Lapse activity remained relatively constant as group life persistency was 94% in 2007 and 93% in 2008. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $128 million from $867 million in 2007 to $995 million in 2008. This increase reflects growth in business in force resulting from new sales, which included the assumption of existing liabilities from third parties during 2008, exceeding the level of lapses, which increased as persistency deteriorated from 88% in 2007 to 86% in 2008. The group life and group disability persistency are reflective of continuing competitive pricing in the marketplace and the pricing discipline we apply in writing business. Partially offsetting these increases was a decline in net investment income of $24 million, from $671 million in 2007 to $647 million in 2008, as the benefit from growth in invested assets was more than offset by lower investment yields, principally due to lower interest rates on floating rate investments due to rate resets.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2009	2008	2007
Benefits ratio(1):
Group life	88.4%	88.6%	90.4%
Group disability	88.9%	87.2%	86.6%
Administrative operating expense ratio(2):
Group life	9.0%	8.6%	9.3%
Group disability	18.3%	19.8%	21.0%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2009 to 2008 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $334 million, from $4.620 billion in 2008 to $4.954 billion in 2009. This increase reflects a $283 million increase in policyholders’ benefits, including the change in policy reserves, from $3.733 billion in 2008 to $4.016 billion in 2009, reflecting growth of business in force and greater benefits on retrospectively experience-rated group life business that resulted in increased premiums as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth, as well as a lower benefit in 2009 of the group disability reserve refinements discussed above.

The group life benefits ratio was relatively unchanged from 2008 to 2009. Excluding the impact of the premium adjustment discussed above, the group life benefits ratio improved approximately 0.8 percentage points due to more favorable mortality experience. The group disability benefits ratio deteriorated 1.7 percentage points from 2008 to 2009, primarily due to the impact of annual reserve refinements as a result of annual reviews. Excluding the impact of the annual reserve refinements, the group disability benefits ratio was relatively unchanged from 2008 to 2009. The group life administrative operating expense ratio was relatively unchanged from 2008 to 2009. The group disability administrative operating expense ratio improved from 2008 to 2009, as growth in the business outpaced the related increase in operating expenses.

2008 to 2007 Annual Comparison.    Benefits and expenses increased by $107 million, from $4.513 billion in 2007 to $4.620 billion in 2008, primarily due to a $110 million increase in policyholders’ benefits, including the change in policy reserves, primarily reflecting growth of business in force in our group disability business, partially offset by more favorable claims experience in our group life businesses. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth.

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

	Year ended December 31,
	2009	2008	2007
	(in millions)
Annualized new business premiums(1):
Group life	$339	$288	$197
Group disability(2)	238	204	155

Total	$577	$492	$352

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2009 to 2008 Annual Comparison.    Total annualized new business premiums increased $85 million, from $492 million in 2008 to $577 million in 2009. Group life sales increased $51 million driven primarily by increased large case sales to both new and existing customers, partially offset by lower premiums associated with the assumption of existing liabilities from third parties during 2009. Group disability sales increased $34 million primarily due to increased sales to existing customers, partially offset by lower premiums associated with the assumption of existing liabilities from third parties during 2009.

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

	Year ended December 31,
	2009	2008	2007
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$(37)	$6	$88
International Investments	6	(2)	(14)

Total International Insurance and Investments Division	$(31)	$4	$74

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedge of actual earnings as a result of projected earnings differing from actual earnings. The net impact of this program recorded within the Corporate and Other operations were gains of $26 million, $18 million, and $4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The notional amount of these forward currency contracts was $2.7 billion and $2.8 billion as of December 31, 2009 and 2008, respectively, of which $2.0 billion and $1.8 billion as of December 31, 2009 and 2008, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar interest income. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of December 31, 2009 and 2008, the notional amount of these investments was ¥430 billion, or $3.8 billion, and ¥500 billion, or $4.4 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. For the years ended December 31, 2009, 2008 and 2007, the weighted average yield generated by these investments was 2.9%, 2.3% and 2.7%, respectively.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	December 31, 2009	December 31, 2008
	(in millions)
Cross-currency coupon swap agreements	$(66)	$12
Foreign exchange component of interest on dual currency investments	(100)	(82)

Total	$(166)	$(70)

The table below presents as of December 31, 2009, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Total Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
		(in billions)		(Yen per $)
2010	¥3.6	¥5.0	¥8.6	88.2
2011	3.4	3.9	7.3	85.3
2012	3.1	2.9	6.0	83.0
2013-2034	33.3	53.5	86.8	79.3

Total	¥43.4	¥65.3	¥108.7	80.5

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $0.9 billion as of December 31, 2009. The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We are in the process of refining our current capital management framework, which includes available economic capital, as discussed in “—Liquidity and Capital Resources—Prudential Financial—Management of Capital,” and as we further develop this framework, or as other events occur, we may alter this strategy. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our Japanese insurance operations we currently seek to hedge a portion of estimated available economic capital and other measures of value, including the amount attributable to the U.S. GAAP equity of our Japanese insurance operations, which totaled $5.4 billion as of December 31, 2009 excluding “Accumulated other comprehensive income” components of equity and certain other adjustments. We hedge a portion of the estimated available economic capital in our Japanese insurance operations through a variety of instruments, including U.S. dollar denominated assets. These assets are financed with yen-denominated liabilities and equity held in our Japanese insurance operations. In addition, we may also hedge estimated available economic capital using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. In certain of our other foreign insurance operations, the U.S. GAAP equity exposure is mitigated by entering into forward currency contracts that generally qualify for hedge accounting treatment, and by holding U.S. dollar denominated investments. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

As of December 31, 2009, the aggregate amount of the instruments serving as hedges of our estimated available economic capital in our Japanese insurance operations amounted to $7.0 billion, a decrease of $0.8 billion from the $7.8 billion hedged as of December 31, 2008. These instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.4 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $0.7 billion held in our Japanese insurance operations, as well as $0.8 billion of net yen-denominated liabilities held in our U.S. domiciled entities, including a portion that has been converted to yen using swaps. The effects of the yen-denominated liabilities are reported in Corporate and Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above, which when added to the $7.0 billion of instruments serving as an equity hedge of a portion of the estimated available economic capital, results in a total estimated available economic capital hedge of approximately $9.9 billion as of December 31, 2009. In addition, as discussed below, we have $7.4 billion of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese operations, which when added to the $9.9 billion of total estimated available economic capital hedge, results in total U.S. dollar instruments of approximately $17.3 billion as of December 31, 2009.

Available for sale investments under U.S. GAAP are carried at fair value with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income” within Equity. Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income” as a “Foreign currency translation adjustments,” and can serve as an offset to the unrealized changes in fair value of the available for sale investments. For the portion of available for sale investments that support our Japanese insurance operations’ U.S. GAAP equity this offset creates a “natural equity hedge.” For those U.S. dollar denominated investments, including available for sale investments, that support the portion of estimated available economic capital above our U.S. GAAP equity there is no offsetting impact to equity. In addition, the impact of foreign currency exchange rate movements on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated Yen-denominated debt and other hedging instruments held in our U.S. domiciled entities and recorded in “Accumulated other comprehensive income” as a “Foreign currency translation adjustments.”

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

The U.S. dollar denominated investments that hedge a portion of our estimated available economic capital in our Japanese insurance operations pay a coupon, which is reflected within “Net investment income,” and, therefore, included in adjusted operating income, which is approximately 200 to 300 basis points greater than what a similar yen-based investment would pay. The incremental impact of this higher yield on our U.S. denominated investments, as well as our dual currency and synthetic dual currency investments discussed above, will vary over time, and is dependent on the duration of the underlying investment, as well as interest rate environments in the U.S. and Japan at the time of the investment. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

Because these U.S. dollar denominated investments are recorded on the books of yen-based entities, foreign currency exchange movements will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar denominated investments will decrease as a result of changes in the foreign currency exchange rates. Upon the ultimate sale or maturity of the U.S. dollar denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized investment gains (losses), net” within the income statement and, excluded from adjusted operating income. Similarly, other-than-temporary impairments on these investments may include the impact of changes in foreign currency exchange rates, which in certain circumstances will be included in “Realized investment gains (losses), net” within the income statement, and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of our U.S. dollar denominated investments and negatively impact the equity of our yen-based entities by employing internal hedging strategies between a subsidiary of Prudential Financial and certain of our yen-based entities. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—International Insurance and Investments Subsidiaries” for a discussion of our internal hedging strategies.

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

In addition, as of December 31, 2009 and 2008, our international insurance operations also had $7.7 billion and $6.2 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. A portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including, for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 99 yen per U.S. dollar and Korean won at a rate of 1040 won per U.S. dollar. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Operating results:
Revenues:
Life Planner operations	$6,443	$6,022	$5,414
Gibraltar Life	4,023	3,163	2,844

	10,466	9,185	8,258

Benefits and expenses:
Life Planner operations	5,222	4,897	4,394
Gibraltar Life	3,401	2,541	2,266

	8,623	7,438	6,660

Adjusted operating income:
Life Planner operations	1,221	1,125	1,020
Gibraltar Life	622	622	578

	1,843	1,747	1,598

Realized investment gains (losses), net, and related adjustments(1)	(790)	149	366
Related charges(2)	56	27	(61)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	68	(370)	(99)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(68)	370	99
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	2	—	2

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,111	$1,923	$1,905

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

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

Adjusted Operating Income

2009 to 2008 Annual Comparison.    Adjusted operating income from Life Planner operations increased $96 million, from $1.125 billion in 2008 to $1.221 billion in 2009, including a net unfavorable impact of $5 million from currency fluctuations. This increase in adjusted operating income primarily reflects the continued growth of our Japanese Life Planner operations, as well as more favorable mortality experience and improved investment income margins. The improved investment income margins primarily reflect investment portfolio growth in our U.S. dollar denominated products in Japan. In addition, adjusted operating income benefited by $21 million in 2009 due to the continuing migration to a new policy valuation system that resulted in favorable refinements in the current year. We anticipate completing this initiative in 2010. Partially offsetting these items was increased general and administrative expenses due primarily to $17 million of expenses recorded in 2009 related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s adjusted operating income was $622 million in both 2008 and 2009, with no impact from currency fluctuations. Results for 2009 benefited from $36 million of earnings from the acquired former business of Yamato Life, as discussed above. The earnings from the acquired business include approximately $19 million related to initial surrenders of policies following the restructuring of business, essentially consistent with our overall expectations. Offsetting these items is a decline in expense and other margins, which reflects higher general and administrative expenses, due primarily to $14 million of expenses recorded in 2009 related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs. Results for 2009 also include net charges of $8 million due to the migration to a new policy valuation system that resulted in unfavorable refinements in the current period. We anticipate completing this initiative in 2010. In addition, adjusted operating income benefited in 2009 from higher earnings as a result of growth in our multi-currency denominated fixed annuity products, partially offset by a decline in investment income margins reflecting actions taken to reduce our risk exposure.

2008 to 2007 Annual Comparison.    Adjusted operating income from Life Planner operations increased $105 million, from $1.020 billion in 2007 to $1.125 billion in 2008, including a net unfavorable impact of $10 million from currency fluctuations, primarily reflecting the continued growth of our Japanese Life Planner operations. In addition, adjusted operating income in 2008 benefited from improved investment income margins, which reflect the benefits of various investment portfolio strategies, including duration lengthening and increased exposure to corporate securities.

Gibraltar Life’s adjusted operating income increased $44 million, from $578 million in 2007 to $622 million in 2008, including an unfavorable impact of $12 million from currency fluctuations. Results for 2007 benefited $15 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture. Excluding the impact of currency fluctuations and the foregoing investment income benefit to the prior year period, adjusted operating income for Gibraltar Life increased $71 million, reflecting improved investment income margins which reflect the benefits of various investment portfolio strategies, as discussed in more detail below, and the continued growth of our U.S. dollar denominated fixed annuity product. In addition, results for 2008 benefited from more favorable mortality experience than that of the prior year.

Revenues

2009 to 2008 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $1.281 billion, from $9.185 billion in 2008 to $10.466 billion in 2009, including a net favorable impact of $386 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $895 million, from $9.513 billion in 2008 to $10.408 billion in 2009.

Revenues from our Life Planner operations increased $421 million, from $6.022 billion in 2008 to $6.443 billion in 2009, including a net favorable impact of $47 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $374 million, from $6.147 billion in 2008 to $6.521 billion in 2009. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $229 million, from $5.116 billion in 2008 to $5.345 billion in 2009. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $193 million, from $3.684 billion in 2008 to $3.877 billion in 2009, primarily reflecting growth of business in force from new sales and continued strong persistency. Net investment income also increased $104 million, from $984 million in 2008 to $1.088 billion in 2009, primarily due to investment portfolio growth in our U.S. dollar denominated products in Japan.

Revenues from Gibraltar Life increased $860 million, from $3.163 billion in 2008 to $4.023 billion in 2009, including a favorable impact of $339 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $521 million, from $3.366 billion in 2008 to $3.887 billion in 2009. This increase reflects a $454 million increase in premiums, from $2.251 billion in 2008 to $2.705 billion in 2009, as premiums benefited $156 million from additional face amounts of insurance issued pursuant to the final payment under a special dividend arrangement established as part of Gibraltar Life’s reorganization in 2001 for which 2008 includes no such benefit. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also reflected in premiums is $97 million of renewal premiums from the acquisition of Yamato, as well as higher sales of single premium whole life during 2009.

Due to the long-term nature of many of the products we sell in Japan, we have historically sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For 2009 and 2008, we recognized gains of $30 million and losses of $14 million, respectively, in adjusted operating income related to these realized investment gains (losses). As of December 31, 2009, $750 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 31 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and we expect to resume implementing these hedging strategies in 2010 to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields upon the resumption of these strategies will depend on the then current interest rate environment.

2008 to 2007 Annual Comparison.    Revenues increased $927 million, from $8.258 billion in 2007 to $9.185 billion in 2008, including a net favorable impact of $384 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $543 million, from $8.970 billion in 2007 to $9.513 billion in 2008.

Revenues from our Life Planner operations increased $608 million, from $5.414 billion in 2007 to $6.022 billion in 2008, including a net favorable impact of $123 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $485 million from 2007 to 2008, primarily due to an increase in premiums and policy charges and fee income of $301 million, from $4.815 billion in 2007 to $5.116 billion in 2008. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $250 million, from $3.434 billion in 2007 to $3.684 billion in 2008. Premiums and policy charges and fee income from our Korean operation increased $25 million, from $1.053 billion in 2007 to $1.078 billion in 2008. The increase in premiums and policy charges and fee income in both operations was primarily the result of growth in business in force from new sales and strong persistency. Net investment income also increased $152 million, from $832 million in 2007 to $984 million in 2008, due to higher portfolio yields from various investment portfolio strategies, including duration lengthening and increased exposure to corporate securities, and asset growth.

Revenues from Gibraltar Life increased $319 million, from $2.844 billion in 2007 to $3.163 billion in 2008, including a favorable impact of $261 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $58 million, from $3.308 billion in 2007 to $3.366 billion in 2008. This increase reflects a $125 million increase in net investment income, from $889 million in 2007 to $1.014 billion in 2008, driven by the continued growth of our U.S. dollar denominated annuity product, as well as higher portfolio yields from various investment portfolio strategies including increased exposure to corporate securities, increased utilization of U.S. dollar denominated investments and duration lengthening. Premiums decreased $35 million from $2.286 billion in 2007 to $2.251 billion in 2008, driven primarily by a decrease in single pay premiums and lower renewal premiums reflecting the attrition of existing business. Our renewal premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to newer products such as those with a retirement and savings objective, for which customer funds received are recorded as deposits.

Benefits and Expenses

2009 to 2008 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1.185 billion, from $7.438 billion in 2008 to $8.623 billion in 2009, including a net unfavorable impact of $391 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $794 million, from $7.697 billion in 2008 to $8.491 billion in 2009.

Benefits and expenses of our Life Planner operations increased $325 million, from $4.897 billion in 2008 to $5.222 billion in 2009, including a net unfavorable impact of $52 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $273 million, from $5.004 billion in 2008 to $5.277 billion in 2009. Benefits and expenses of our Japanese Life Planner operations increased $241 million, from $3.421 billion in 2008 to $3.662 billion in 2009, primarily reflecting an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force. Also contributing to the increase in benefits and expenses was increased amortization of deferred policy acquisition costs and higher general and administrative expenses primarily as a result of business growth. Reflected in the higher general and administrative expenses is $17 million of expenses recorded in 2009 for the Life Planner operations related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s benefits and expenses increased $860 million, from $2.541 billion in 2008 to $3.401 billion in 2009, including an unfavorable impact of $339 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $521 million, from $2.693 billion in 2008 to $3.214 billion in 2009. This increase reflects an increase in policyholder benefits, including changes in reserves, of $369 million reflecting the effects of the special dividend arrangement discussed above, higher single premium whole life sales in 2009, and the acquisition of Yamato. Also contributing to this increase is higher amortization of deferred policy acquisition costs related to the continued growth of our multi-currency denominated fixed annuity products and the increase in single premium whole life sales, as well as higher general and administrative expenses. Reflected in the higher general and administrative expenses is $14 million of expenses recorded in 2009 related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

We currently estimate that we will incur approximately $30 million of non-capitalizable costs during the first half of 2010 related to our on-going initiative in Japan to enhance our information processes and technology systems, as discussed above, with the vast majority of these expenditures to be recognized in our Gibraltar Life operations.

2008 to 2007 Annual Comparison.    Benefits and expenses increased $778 million, from $6.660 billion in 2007 to $7.438 billion in 2008, including a net unfavorable impact of $406 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $372 million, from $7.325 billion in 2007 to $7.697 billion in 2008.

Benefits and expenses of our Life Planner operations increased $503 million, from $4.394 billion in 2007 to $4.897 billion in 2008, including a net unfavorable impact of $133 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $370 million, from $4.634 billion in 2007 to $5.004 billion in 2008. Benefits and expenses of our Japanese Life Planner operations increased $256 million, from $3.165 billion in 2007 to $3.421 billion in 2008. Benefits and expenses from our Korean operation increased $61 million, from $1.006 billion in 2007 to $1.067 billion in 2008. The increase in benefits and expenses in both operations reflects an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force.

Gibraltar Life’s benefits and expenses increased $275 million, from $2.266 billion in 2007 to $2.541 billion in 2008, including an unfavorable impact of $273 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $2 million, from $2.691 billion in 2007 to $2.693 billion in 2008. This increase reflects higher interest credited to policyholders’ account balances and higher amortization of deferred policy acquisition costs both related to the continued growth of our U.S. dollar denominated annuity product. Mostly offsetting these items is a decrease in policyholder benefits, including changes in reserves, which was driven by more favorable mortality experience, as well as the attrition of existing business as discussed above.

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

	Year ended December 31,
	2009	2008	2007
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$833	$775	$788
Gibraltar Life	568	454	342

Total	$1,401	$1,229	$1,130

On a constant exchange rate basis:
Life Planner operations	$847	$793	$827
Gibraltar Life	557	469	382

Total	$1,404	$1,262	$1,209

2009 to 2008 Annual Comparison.    On a constant exchange rate basis, annualized new business premiums increased $142 million, from $1.262 billion in 2008 to $1.404 billion in 2009.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $54 million, primarily due to higher sales in Korea and Taiwan mostly reflective of the improving economic environment. The increased sales in Korea also reflect higher sales in the fourth quarter in advance of price increases effective January 1, 2010.

The number of Life Planners increased by 244, or 4%, from 6,365 as of December 31, 2008 to 6,609 as of December 31, 2009, driven by increases of 74 in Brazil, 63 in Taiwan, 59 in Poland, and 31 in Korea. During the same period, the number of Life Planners in Japan increased by 23, reflective of the transfer of 152 Life Planners to Gibraltar over the last twelve months, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Life Planners would have increased 5%, from December 31, 2008 to December 31, 2009. Prior to December 31, 2008, an additional 152 Japanese Life Planners were transferred to Gibraltar.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $88 million, primarily due to higher sales of protection products in our bank distribution channels.

The number of Life Advisors increased by 68, from 6,330 as of December 31, 2008 to 6,398 as of December 31, 2009, as new hires and 54 Life Planners transferred to Gibraltar as Life Advisors over the last twelve months were offset by resignations and terminations due to failure to meet minimum sales production standards. The remaining Life Planners transferred to Gibraltar, as discussed above, are not considered Life Advisors.

2008 to 2007 Annual Comparison.    On a constant exchange rate basis, annualized new business premiums increased $53 million, from $1.209 billion in 2007 to $1.262 billion in 2008.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $34 million. Sales through the first nine months of 2008 were relatively flat, with growth in Japan offset by a decline in Korea reflecting the continued competitive market environment. However, due to the economic environment and concerns over U.S. financial institutions, sales in the fourth quarter of 2008 declined 12% from the prior year quarter, with declines in both Japan and Korea.

The number of Life Planners increased 199, or 3%, from 6,166 as of December 31, 2007 to 6,365 as of December 31, 2008, driven by increases of 90 in Taiwan, 67 in Korea, and 29 in Argentina. During 2008, 70 Life Planners in Japan were transferred to Gibraltar primarily to support our efforts to expand our bank channel distribution. Factoring in these transfers, the number of Life Planners in Japan would have increased 2%, from December 31, 2007 to December 31, 2008, which reflects lower recruiting in Japan in the later part of 2008 due to a more selective screening process meant to further improve Life Planner retention and quality, as well as recruiting challenges posed by the economic environment.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $87 million, primarily reflecting strong sales of a new U.S. dollar denominated retirement income product launched in the first quarter of 2008, as well as higher sales of our U.S. dollar denominated fixed annuity product and a new single premium yen denominated endowment product. The number of Life Advisors increased by 66, from 6,264 as of December 31, 2007 to 6,330 as of December 31, 2008, as we continue to focus on hiring practices to enhance retention and productivity. The Life Planners transferred to Gibraltar as discussed above, are not considered Life Advisors, as they sell only through the bank channel.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the years ended December 31, 2009, 2008, and 2007 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Operating results:
Revenues	$422	$262	$745
Expenses	379	594	489

Adjusted operating income	43	(332)	256
Realized investment gains (losses), net, and related adjustments(1)	(2)	2	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests (2)	(41)	290	(10)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$—	$(40)	$247

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

In February 2010, we signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise our Korean asset management operations. The net proceeds from this agreement are expected to be approximately equal to our book value. As a result of the agreement, which is subject to local regulatory approval, results of our Korean asset management operations will, commencing with first quarter of 2010 reporting, be excluded from adjusted operating income for all periods reported. Results of the International Investments segment include earnings of $17 million, $28 million and $114 million for the years ended December 31, 2009, 2008, and 2007, respectively, related to the Korean asset management operations.

On July 12, 2007, we sold our 50 percent interest in our operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l., which we accounted for under the equity method, to our partner Oppenheim S.C.A. for $121 million. These businesses establish, package and distribute mutual fund products to German and other European retail investors. We recorded a pre-tax gain on the sale of $37 million, which is reflected in the adjusted operating income of our International Investments segment in 2007. In addition to the gain on sale, these businesses contributed $3 million of adjusted operating income to the results of the International Investments segment for the year ended December 31, 2007.

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

On May 25, 2009, we entered into an agreement with Mexican financial services group Grupo Actinver SA to sell our mutual fund and banking operations in Mexico. As a result, these operations are reflected as discontinued operations for all periods presented. This transaction closed on October 6, 2009. We recorded a pre-tax gain on the sale of $8 million, which is also reflected in discontinued operations. This transaction does not include our insurance business, our pension fund business or our real estate investments that are located in Mexico. Income (loss) from discontinued operations reflects $12 million, $(13) million and $3 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to these operations, including $13 million of goodwill impairments recorded in 2008, discussed below.

Adjusted Operating Income

2009 to 2008 Annual Comparison.    Adjusted operating income increased $375 million, from a loss of $332 million in 2008 to income of $43 million in 2009, primarily reflecting prior year impairment charges of $426 million related to operating joint ventures and goodwill, as discussed below. Excluding these impairments, adjusted operating income decreased $51 million from the prior year. The decrease reflects lower results from the segment’s global commodities group due to less favorable sales and trading results and a lower benefit from market value changes on securities relating to exchange memberships in 2009, partially offset by a $19 million credit loss related to a brokerage client that was recorded in 2008. Also contributing to the decrease in adjusted operating income were lower results from the segment’s asset management businesses, primarily in our Korean operation, reflecting the conclusion of revenues received under an agreement with the Korean government. The adjusted operating income of our Korean asset management operation includes $3 million and $18 million in 2009 and 2008, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC, related to the provision of asset management and brokerage services, which agreement ended on February 27, 2009.

2008 to 2007 Annual Comparison.    Adjusted operating income decreased $588 million, from income of $256 million in 2007 to a loss of $332 million in 2008, primarily reflecting impairment charges of $426 million related to operating joint ventures and goodwill. During the fourth quarter of 2008, we recorded an impairment of $316 million to the carrying value of certain operating joint ventures associated with the segment’s asset management businesses. These operating joint ventures are accounted for under the equity method and the impairments related to our joint ventures in Italy, Brazil and Mexico. In addition, during the fourth quarter of 2008, we recorded a goodwill impairment of $110 million associated with the segment’s asset management businesses. Both the goodwill and joint venture impairments reflect the significant deterioration in financial market conditions that occurred during the fourth quarter of 2008, which resulted in a decline in our anticipated future asset management and transaction based fees, and hence a decrease in the expected future earnings of the segment’s asset management businesses. As of December 31, 2008, the remaining carrying value of our operating joint ventures and goodwill was $304 million and $0 million, respectively, related to the segment’s asset management businesses. There are no operating joint ventures or goodwill associated with the segment’s global commodities group. See “Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Goodwill” for further discussion of the assumptions and methodologies used to determine the goodwill impairment.

Also contributing to the decrease in adjusted operating income is the benefit in 2007 of a $37 million gain from the sale of the segment’s Oppenheim joint ventures and a $17 million gain from recoveries related to a former investment of the segment’s Korean asset management operation. The decrease also reflects lower results from the segment’s asset management businesses, primarily in our Korean operation, as well as lower results from the segment’s global commodities group. The decrease in earnings for the global commodities group is driven by lower gains on securities relating to exchange memberships, which benefited 2007 by $42 million, while benefiting 2008 by $18 million, as well as a $19 million credit loss related to a brokerage client that was recorded in the first quarter of 2008. The adjusted operating income of our Korean asset management operation includes fee revenue from the Korean government under the agreement discussed above of $18 million and $17 million in 2008 and 2007, respectively.

Revenues

2009 to 2008 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $160 million, from $262 million in 2008 to $422 million in 2009. Results for 2008 include impairment charges of $316 million related to operating joint ventures discussed above. Excluding these impairments, revenues decreased $156 million, from $578 million in 2008 to $422 million in 2009, primarily reflecting lower revenues in the global commodities group. This decrease also reflects lower revenues from the segment’s asset management businesses, primarily in our Korean operation.

2008 to 2007 Annual Comparison.    Revenues decreased $483 million, from $745 million in 2007 to $262 million in 2008, primarily reflecting the $316 million operating joint venture impairments discussed above. This decrease also reflects lower revenues from the segment’s asset management businesses, primarily in our Korean operation, as well as the benefit to 2007 of the gain from the sale of Oppenheim and the gain from the recovery of a former investment, as discussed above. Partially offsetting this decrease were higher revenues in our global commodities group due to increased sales and trading activity, which more than offset the lower benefit in 2008 from securities relating to exchange memberships.

Expenses

2009 to 2008 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $215 million, from $594 million in 2008 to $379 million in 2009, primarily reflecting the $110 million goodwill impairment in 2008 discussed above. This decrease also reflects lower expenses corresponding with the lower level of revenues generated by the global commodities group and the segment’s asset management businesses, primarily in our Korean operation.

2008 to 2007 Annual Comparison.    Expenses increased $105 million, from $489 million in 2007 to $594 million in 2008, primarily reflecting the $110 million goodwill impairment discussed above. This increase also reflects the $19 million credit loss in our global commodities group and higher expenses corresponding with the higher level of revenues generated by the sales and trading activity of our global commodities group. Partially offsetting these items were lower expenses in the segment’s asset management businesses corresponding with the lower level of revenues generated by these businesses.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and real estate and relocation services.

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that we have placed in wind-down status but have not divested; and (8) the impact of transactions with other segments.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Operating results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$57	$218	$302
Capital debt interest expense	(495)	(331)	(229)
Pension income and employee benefits	211	273	230
Other corporate activities	(441)	(368)	(463)

Total Corporate Operations(1)	(668)	(208)	(160)
Real Estate and Relocation Services	(60)	(189)	28

Adjusted operating income	(728)	(397)	(132)

Realized investment gains (losses), net, and related adjustments(2)	47	(409)	(126)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(1)(3)	—	—	2
Divested businesses(4)	2,131	(506)	274
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(2,311)	336	(391)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(861)	$(976)	$(373)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

2009 to 2008 Annual Comparison.    The loss from corporate and other operations, on an adjusted operating income basis, increased $331 million, from $397 million in 2008 to $728 million in 2009. The loss from corporate operations increased $460 million, from $208 million in 2008 to $668 million in 2009. Investment income, net of interest expense, excluding capital debt interest expense, decreased $161 million, primarily reflecting lower earnings from the investment of proceeds from our debt issuances, and other borrowings, which are invested in cash and short-term investments, as well as lower yields on cash equivalents. Higher levels of short-term liquidity have been maintained in 2009 to provide additional flexibility to address changing cash needs in view of volatile financial market conditions. The need to hold higher levels of short-term liquidity, coupled with the proceeds from the sale of our minority joint venture interest in Wachovia Securities, will result in higher than historical levels of cash and short-term investments in Corporate and Other until such time as capital is deployed to our business segments or invested longer-term. Investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase, since December 2008, of substantially all of our convertible senior notes, the proceeds of which had been invested primarily in short-term investments, as well as lower earnings on other invested assets. Capital debt interest expense increased $164 million due to a greater level of capital debt, which includes the issuance in June 2008 of $1.5 billion of junior subordinated notes and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes in 2009. Previously, these proceeds were used to support an asset portfolio within the Retirement segment for which the Company has employed a substitute funding source, as discussed in “—Liquidity and Capital Resources—Financing Activities.” Also contributing to the greater loss from corporate operations in 2009 are increased losses from other corporate activities, which reflects an increase in our deferred compensation liabilities and other retained corporate expenses. The increased losses were partially offset by a decline in the level of costs related to our retained obligations to certain policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practice remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

Corporate operations pension income and employee benefits decreased $62 million. The decrease reflects increased post-retirement benefit costs due to the amortization of prior year losses and lower investment returns due to the lower asset base reflective of market conditions in late 2008 and early 2009, partially offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $18 million, from $290 million in 2008 to $308 million in 2009.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2010, we will decrease the discount rate to 5.75% from 6.00% in 2009. The expected rate of return on plan assets will remain unchanged at 7.50% in 2010 and the assumed rate of increase in compensation will remain unchanged at 4.5%. We determined our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions and other factors, we expect on a consolidated basis income from our own qualified pension plan will continue to contribute to adjusted operating income in 2010, but at a level of about $10 million to $20 million higher than that of the year 2009. Other postretirement benefit expenses will decrease in a range of $5 million to $10 million. The decrease in other postretirement benefit expense is driven primarily by a change in the discount rate from 6.00% to 5.50%, and an increase in plan asset values, which was partially offset by a change in the expected rate of return from 8.00% to 7.50%. In 2010, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments.

The loss, on an adjusted operating income basis, of our real estate and relocation services business decreased $129 million, from $189 million in 2008 to $60 million in 2009. Results in 2008 include a goodwill impairment of $117 million, as discussed below. Excluding this impairment, the loss decreased $12 million, reflecting lower loan loss provisions and lower operating expenses, partially offset by lower royalty fees and lower relocation revenue from real estate referral fees primarily due to unfavorable residential real estate market conditions. Results for 2009 also include our share of the earnings from equity method investments, which include goodwill impairments recorded in 2009 within these entities. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of December 31, 2009, we held in unsold inventory homes with a net value of $53 million under this program.

2008 to 2007 Annual Comparison.    Adjusted operating income decreased $265 million, from a loss of $132 million in 2007 to a loss of $397 million in 2008. The greater loss in 2008 is primarily due to less favorable results in our real estate and relocation services business. Adjusted operating income of our real estate and relocation services business decreased $217 million, from income of $28 million in 2007 to a loss of $189 million in 2008. The loss in 2008 includes a goodwill impairment of $117 million recorded during the fourth quarter of 2008. This impairment, which was all of the goodwill associated with this business, is reflective of the further deterioration of the U.S. housing market that occurred during the fourth quarter of 2008 and our view of the timing of the future recovery of this market, which resulted in a decrease in the expected future earnings of this business. See “Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Goodwill” for further discussion of the assumptions and methodologies used to determine the goodwill impairment. Also contributing to the decline in adjusted operating income are lower royalty fees, increased bad debt reserves and lower relocation revenue from real estate referral fees and home sale transactions due to the less favorable residential real estate market conditions. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any loss on sale. As of December 31, 2008, we held in unsold inventory homes with a net value of $103 million under this program.

Adjusted operating income from corporate operations decreased $48 million, from a loss of $160 million in 2007 to a loss of $208 million in 2008. Capital debt interest expense increased by $102 million due to increased borrowings, which includes the issuance in June 2008 of $1.5 billion of junior subordinated notes. In addition, corporate operations investment income, net of interest expense, excluding capital debt interest expense, decreased $84 million, primarily reflecting lower earnings from the investment of proceeds from our convertible debt issues, as discussed below, and lower yields on invested assets. Partially offsetting these items was the benefit from other corporate activities of $95 million, reflecting a decline in our deferred compensation liabilities and other compensation related items in 2008 versus the prior year, as well as lower costs associated with philanthropic activities and other retained corporate expenses. This benefit was partially offset by increased costs related to our retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

The $2 billion November 2005 convertible debt securities, for which investment of proceeds in fixed income securities contributed to results of 2007, were repaid in May 2007. The proceeds from our $2 billion December 2006 convertible debt issuance were used to fund an investment portfolio of fixed income securities until December 2007, which also benefited results of the prior year. These proceeds, as well as the remaining proceeds from our $3 billion December 2007 convertible debt issuance, were invested primarily in short-term investments or used to support operating needs in lieu of other short-term borrowings. In December 2008, we repurchased substantially all of our $2 billion December 2006 convertible debt issuance. In December 2008, we also repurchased, in individually negotiated transactions, $853 million of our $3 billion December 2007 convertible debt issuance, which notes were offered to us by certain holders. The 2007 notes were repurchased at a discount resulting in a pre-tax gain of $32 million, which is included in other corporate activities.

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

As of January 1, 2009, the Company recognized an adjusted cumulative earnings policyholder dividend obligation of $851 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings, which reflects a cumulative adjustment of $418 million related to the Company’s adoption of the revised authoritative guidance for the recognition and presentation of other-than-temporary impairments, effective January 1, 2009. As of December 31, 2009, actual cumulative earnings are below the expected cumulative earnings by $601 million, thereby eliminating the cumulative earnings policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Furthermore, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block, are not sufficient to overcome the cumulative earnings shortfall and therefore, the policyholder dividend obligation balance as of December 31, 2009 remains at zero.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Year ended December 31,
	2009	2008	2007
	(in millions)
U.S. GAAP results:
Revenues	$5,245	$7,059	$7,981
Benefits and expenses	5,725	7,043	7,691

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(480)	$16	$290

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2009 to 2008 Annual Comparison.    Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $496 million, from income of $16 million in 2008 to a loss of $480 million in 2009. Results for 2009 include a decrease of $1.300 billion in net realized investment gains (losses), from gains of $15 million in 2008 to losses of $1.285 billion in 2009, primarily due to a net decrease in the market value of derivatives used in duration management programs. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, decreased $199 million, primarily related to lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and reinvestments at lower yields, as well as a decrease in income on joint ventures and limited partnership investments accounted for under the equity method. These decreases to income were partially offset by a decrease of $348 million in dividends paid and accrued to policyholders, primarily due to a decrease in the dividend scales for 2009 and 2010. In addition, amortization of deferred policy acquisition costs decreased $46 million reflecting the impact of investment losses on actual gross margins for the period compared to the previously estimated expected gross margins for the period. During 2009, the cumulative earnings policyholder dividend obligation was reduced from $851 million to zero, and was a partial offset to the decline in earnings as discussed above. In 2008, the change in the cumulative earnings policyholder dividend obligation of $299 million was an offset to the decline in earnings in the period. As noted above, as of December 31, 2009 actual cumulative earnings are below the expected cumulative earnings by $601 million. There will be no cumulative earnings policyholder dividend obligation until this amount is recovered. Without the benefit of the cumulative earnings policyholder dividend obligation, Closed Block Business earnings could continue to be volatile primarily due to changes in investment results.

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

Revenues

2009 to 2008 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $1.814 billion, from $7.059 billion in 2008 to $5.245 billion in 2009, principally driven by the $1.300 billion decrease in net realized investment gains (losses) and a decrease of $243 million in net investment income, as discussed above. In addition, premiums declined, with a related decrease in changes in reserves, primarily due to a lower amount of dividends used by policyholders to purchase additional insurance, as a result of the 2009 and 2010 dividend scale reductions, and to a lesser extent, the expected in force decline as policies terminate.

2008 to 2007 Annual Comparison.    Revenues decreased $922 million, from $7.981 billion in 2007 to $7.059 billion in 2008, principally driven by the $574 million decrease in net realized investment gains and a decrease of $368 million in net investment income, as discussed above.

Benefits and Expenses

2009 to 2008 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $1.318 billion, from $7.043 billion in 2008 to $5.725 billion in 2009. This decline included a $900 million decrease in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $552 million, as well as a decrease in dividends paid and accrued to policyholders of $348 million, primarily due to a decrease in the dividend scales. Policyholders’ benefits, including changes in reserves, decreased $325 million driven by a decline in premiums, as discussed above. In addition, amortization of deferred policy acquisition costs decreased reflecting the impact of investment losses on actual gross margins for the period compared to the previously estimated expected gross margins for the period.

2008 to 2007 Annual Comparison.    Benefits and expenses decreased $648 million, from $7.691 billion in 2007 to $7.043 billion in 2008. This decrease included a $609 million decline in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $548 million, as well as a decrease in dividends paid and accrued to policyholders of $61 million, primarily due to a decrease in the 2009 dividend scale, partially offset by the 2008 dividend scale increase, a higher dividend accumulation crediting rate and normal growth.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2009, 2008 and 2007, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Tax provision	$21	$(487)	$1,220
Impact of:
Low income housing and other tax credits	68	82	67
Non-taxable investment income	177	52	269
Foreign taxes at other than U.S. rate	15	16	68
State and local taxes	(2)	8	(21)
Repatriation assumption change	(66)	—	—
Change in valuation allowance	—	—	32
Non-deductible expenses	3	(1)	(10)
Non-deductible goodwill impairment	—	(83)	—
Expiration of statute of limitations and related interest	272	—	—
Other	61	14	14

Tax provision excluding these items	$549	$(399)	$1,639

Tax provision at statutory rate	$549	$(399)	$1,639

We adopted the revised authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007. For additional information regarding the adoption of this guidance, see Note 19 to the Consolidated Financial Statements.

Our income tax provision amounted to an income tax expense of $21 million in 2009 compared to a benefit of $487 million in 2008. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures for the year ended December 31, 2009. In addition, the 2009 income tax expense includes a reduction to the liability for unrecognized tax benefits and related interest of $272 million, primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years. In addition, current year income taxes include the benefit from a revision of the estimated income taxes for 2008, based upon the filing of the 2008 federal income tax return in the third quarter. The 2008 income tax benefit of $487 million reflects the benefit of the dividends received deduction as well as the impact of a lower level of earnings.

For additional information regarding income taxes, see Note 19 to the Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income from discontinued operations, net of taxes, was $19 million, $18 million and $20 million for the years ended December 31, 2009, 2008 and 2007, respectively.

For additional information regarding discontinued operations see Note 3 to the Consolidated Financial Statements.

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

	Year ended December 31,
	2009	2008	2007
	(in millions)
Financial Advisory	$2,167	$(351)	$300
Commercial mortgage securitization operations	(12)	(158)	(63)
Other(1)	(24)	3	37

Total divested businesses excluded from adjusted operating income	$2,131	$(506)	$274

(1)	Primarily includes Property and Casualty Insurance, Prudential Securities Capital Markets and exchange shares previously held by Prudential Equity Group.

Financial Advisory

In 2008, we classified our Financial Advisory business as a divested business, reflecting our intention to exit this business. This business consists of our former investment in the Wachovia Securities joint venture, in addition to expenses relating to obligations and costs we retained in connection with the businesses we contributed to the joint venture, primarily for litigation and regulatory matters. On December 31, 2009, we completed the sale of our minority joint venture interest in Wachovia Securities, which includes Wells Fargo Advisors, to Wells Fargo. At the closing, we received $4.5 billion in cash as the purchase price of our joint venture interest and de-recognized the carrying value related to our investment in the joint venture. Results for 2009 include the associated pre-tax gain on the sale of $2.247 billion, which is reflected in “Equity in earnings of operating joint ventures, net of taxes” in our Consolidated Statements of Operations. Results for 2009 also include certain one-time costs related to the sale of the joint venture interest of $104 million, for pre-tax compensation costs and costs related to increased contributions to our charitable foundation. For more information on our former investment in the Wachovia Securities joint venture, including the “lookback” option, see Note 7 to the Consolidated Financial Statements, as well as “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries—Prudential Securities Group.”

On August 15, 2008, Wachovia announced that it had reached an agreement in principle for a global settlement of investigations concerning the underwriting, sale and subsequent auction of certain auction rate securities by subsidiaries of Wachovia Securities and had recorded an increase to legal reserves. Our recorded share of pre-tax earnings from the joint venture for the year ended December 31, 2008 included $355 million related to the impact of this item on our share of the equity earnings of the joint venture.

Commercial Mortgage Securitization Operations

In 2008, we classified our commercial mortgage securitization operations as a divested business, reflecting our decision to exit this business. These operations, which involved the origination and purchase of commercial mortgage loans that we in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, were previously reported within the Asset Management segment. We retained and continue the remainder of our commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of our Asset Management segment. As of December 31, 2009, our commercial mortgage securitization operations held a loan with a principal balance of $14 million, whose fair value continues to be subject to changes in credit spreads. The losses in 2008 and 2009 primarily reflect net realized and unrealized losses on the loans, bonds and hedges from instability in the commercial mortgage-backed securities market.

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

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread we earn on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that we expect will ultimately accrue to the contractholders.

Results for the years ended December 31, 2009, 2008 and 2007 include the recognition of net investment gains of $1.601 billion, net investment losses of $1.734 billion, and net investment gains of zero million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains and losses primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the years ended December 31, 2009, 2008 and 2007 include an increase of $899 million, and decreases of $1.163 billion and $13 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Net investment gains and losses net of the increase / decrease in contractholder liabilities due to these asset valuation changes resulted in net gains of $702 million in 2009 and net losses of $571 million in 2008. This primarily reflects timing differences between the recognition of the interest-rate related mark-to-market adjustments and the recognition of the recovery of these mark-to-market adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities. Decreases to these contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $35 million as of December 31, 2009 and $645 million as of December 31, 2008. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $105 million, decreases of $144 million, and increases of $40 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

The authoritative guidance related to fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. See Note 20 to the Consolidated Financial Statements for a description of these levels.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2009 and 2008, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 20 to the Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of December 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$4,623	$—	$—	$4,623
Obligations of U.S. states and their political subdivisions	—	789	—	—	789
Foreign government bonds	—	40,481	31	—	40,512
Corporate securities	5	63,304	534	—	63,843
Asset-backed securities	—	2,895	3,753	—	6,648
Commercial mortgage-backed securities	—	7,051	305	—	7,356
Residential mortgage-backed securities	—	8,823	100	—	8,923

Sub-total	5	127,966	4,723	—	132,694
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	128	—	—	128
Obligations of U.S. states and their political subdivisions	—	31	—	—	31
Foreign government bonds	—	517	—	—	517
Corporate securities	—	9,419	83	—	9,502
Asset-backed securities	—	576	281	—	857
Commercial mortgage-backed securities	—	1,888	5	—	1,893
Residential mortgage-backed securities	—	1,412	20	—	1,432
Equity securities	700	232	3	—	935
Short-term investments and cash equivalents	338	387	—	—	725

Sub-total	1,038	14,590	392	—	16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	95	—	—	95
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	24	—	—	24
Corporate securities	15	188	34	—	237
Asset-backed securities	—	867	84	—	951
Commercial mortgage-backed securities	—	109	27	—	136
Residential mortgage-backed securities	—	146	12	—	158
Equity securities	306	136	24	—	466
All other activity	13	4,731	297	(4,242)	799

Sub-total	334	6,296	478	(4,242)	2,866
Equity securities, available for sale	1,107	2,336	367	—	3,810
Commercial mortgage and other loans	—	114	338	—	452
Other long-term investments	36	5	498	—	539
Short-term investments	2,544	2,510	—	—	5,054
Cash and cash equivalents	5,502	3,939	—	—	9,441
Other assets	2,391	62	16	—	2,469

Sub-total excluding separate account assets	12,957	157,818	6,812	(4,242)	173,345
Separate account assets(3)	88,888	72,292	12,894	—	174,074

Total assets	$101,845	$230,110	$19,706	$(4,242)	$347,419

Future policy benefits	—	—	55	—	55
Long-term debt	—	—	429	—	429
Other liabilities	—	4,764	6	(3,841)	929

Total Liabilities	$—	$4,764	$490	$(3,841)	$1,413

	Closed Block Business as of December 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$3,645	$—	$—	$3,645
Obligations of U.S. states and their political subdivisions	—	586	—	—	586
Foreign government bonds	—	681	16	—	697
Corporate securities	—	27,335	368	—	27,703
Asset-backed securities	—	980	2,610	—	3,590
Commercial mortgage-backed securities	—	3,662	—	—	3,662
Residential mortgage-backed securities	—	2,644	4	—	2,648

Sub-total	—	39,533	2,998	—	42,531
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	—	—	—	—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	—	—	—	—
Corporate securities	—	122	—	—	122
Asset-backed securities	—	27	13	—	40
Commercial mortgage-backed securities	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—
Equity Securities	5	—	—	—	5
All other activity	—	—	—	—	—

Sub-total	5	149	13	—	167
Equity securities, available for sale	2,901	158	26	—	3,085
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	—	61	—	—	61
Short-term investments	1,017	321	—	—	1,338
Cash and cash equivalents	169	529	—	—	698
Other assets	—	114	11	—	125

Sub-total excluding separate account assets	4,092	40,865	3,048	—	48,005
Separate account assets(3)	—	—	—	—	—

Total assets	$4,092	$40,865	$3,048	$—	$48,005

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	—	—	—	—	—

Total Liabilities	$—	$—	$—	$—	$—

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 6% and 6% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 4% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.

	Financial Services Businesses as of December 31, 2008
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$117,393	$1,760	$—	$119,153
Trading account assets supporting insurance liabilities	748	12,982	145	—	13,875
Other trading account assets	143	9,774	1,384	(7,085)	4,216
Equity securities, available for sale	1,548	1,818	299	—	3,665
Commercial mortgage and other loans	—	517	56	—	573
Other long-term investments	246	54	1,015	—	1,315
Short-term investments	1,614	1,377	—	—	2,991
Cash and cash equivalents	2,379	7,014	—	—	9,393
Other assets	1,255	2,500	26	—	3,781

Sub-total excluding separate account assets	7,933	153,429	4,685	(7,085)	158,962
Separate account assets(3)	56,362	70,953	19,780	—	147,095

Total assets	$64,295	$224,382	$24,465	$(7,085)	$306,057

Future policy benefits	—	—	3,229	—	3,229
Long-term debt	—	—	324	—	324
Other liabilities	(16)	6,692	138	(5,948)	866

Total Liabilities	$(16)	$6,692	$3,691	$(5,948)	$4,419

	Closed Block Business as of December 31, 2008
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale	$—	$38,394	$509	$—	$38,903
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets	—	108	12	—	120
Equity securities, available for sale	2,253	121	26	—	2,400
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	—	211	—	—	211
Short-term investments	987	497	—	—	1,484
Cash and cash equivalents	133	1,820	—	—	1,953
Other assets	—	—	—	—	—

Sub-total excluding separate account assets	3,373	41,151	547	—	45,071
Separate account assets(3)	—	—	—	—	—

Total assets	$3,373	$41,151	$547	$—	$45,071

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	73	—	1	—	74

Total Liabilities	$73	$—	$1	$—	$74

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 8% and 1% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 20 to the Consolidated Financial Statements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment given recent market conditions, as the ability to value assets and liabilities can be significantly impacted by a decrease in market activity or a lack of transactions executed in an orderly manner. For a description of the key estimates and assumptions used in our determination of fair value, see Note 20 to the Consolidated Financial Statements. The following sections provide additional information regarding certain assets and liabilities of our Financial Services Businesses and our Closed Block Business which are valued using Level 3 inputs and could have a significant impact on our results of operations. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Fixed Maturity and Equity Securities

Public fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally developed valuations or non-binding broker quotes. Despite the dislocated markets and low levels of liquidity in 2008 and 2009, except for our asset-backed securities collateralized by sub-prime mortgages as discussed below, the pricing we received from independent pricing services was not materially different from our internal estimates of current market value for the remainder of our public fixed maturity portfolio. As a result, for public fixed maturity securities we generally continued to use the price provided by the independent pricing services under our normal pricing protocol. Securities with prices based on validated quotes from pricing services are generally reflected within Level 2. For certain private fixed maturity and equity securities, the discounted cash flow or other valuation model uses significant unobservable inputs. Such securities are also included in Level 3 in our fair value hierarchy.

As of December 31, 2009 our Level 3 fixed maturity securities included asset-backed securities collateralized by sub-prime mortgages with a fair value of $5,667 million. As discussed in Note 20 to the Consolidated Financial Statements, we reported fair values for these sub-prime securities which were net $618 million higher than the estimated fair values received from third party pricing services or brokers, based on our determination that as of December 31, 2009, the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market. We considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, these securities were included in Level 3. The $618 million net increase in fair value included $588 million relating to available-for-sale securities, with $350 million related to securities attributable to our Financial Services Businesses and $238 million related to securities attributable to our Closed Block Business. The increase to the fair value of these available-for-sale securities resulted in a corresponding increase, net of taxes, to “Accumulated other comprehensive income (loss), net.” The remaining $30 million increase in fair value related to trading account assets supporting insurance liabilities in our Financial Services Business, and resulted in a corresponding increase in “Asset management fees and other income.”

Excluding these asset-backed securities collateralized by sub-prime mortgages, as of December 31, 2009 about $1.1 billion of Level 3 fixed maturity securities were public fixed maturities, with values primarily based on non-binding broker-quotes, and about $1.5 billion were private fixed maturities, with values primarily based on internally developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

For additional information regarding our holdings of asset-backed securities collateralized by sub-prime mortgages, see, “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” While the fair value of these investments are in a significant unrealized loss position due to increased credit spreads and illiquidity in the financial markets, we believe the ultimate value that will be realized from these investments is greater than that reflected by their current fair value.

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

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 as of December 31, 2009 and December 31, 2008 totaled approximately $0.4 billion and $1.0 billion, respectively. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds is offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair value and therefore is not included in fair value reporting above.

Derivative Instruments

Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models, and are affected by changes in market factors including non-performance risk. The majority of our derivative positions are traded in the over the counter, or OTC, derivative market and are classified within Level 2 in our fair value hierarchy since they have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. Our policy is to use mid-market pricing consistent with our best estimate of fair value.

The bid-ask spreads for OTC derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. OTC derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $288 million and $6 million, respectively, as of December 31, 2009 and $1.3 billion and $140 million, respectively, as of December 31, 2008, without giving consideration to the impact of netting.

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

We are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the claims-paying ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivative liabilities. The additional spread over LIBOR rates incorporated into the discount rate as of December 31, 2009 generally ranged from 75 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities. For 2009, our adjustment for the market’s perception of our non-performance risk resulted in a $312 million pre-tax benefit to our Individual Annuities segment, reflecting the additional spread over LIBOR we incorporated into the discount rate used in the valuations of the embedded derivative liabilities beginning in the first quarter of 2009 to reflect changes in the market’s perception of our non-performance risk.

In addition, 2009 includes charges of $110 million in our Individual Annuities segment related to an update of the actuarial and capital markets assumptions used in the valuation of the embedded derivatives. These charges were primarily driven by a reduction in the expected lapse rate assumption based on actual experience, partially offset by a further update to our market volatility assumptions to reflect the inclusion of new market inputs, as well as updated assumptions for other actuarial and capital markets inputs. Our market volatility assumptions are no longer based solely on the implied volatility of over-the-counter equity options, but consider an index that is based both on implied and historical market volatilities.

The change in fair value of the GMAB, GMWB and GMIWB resulted in a decrease in the total liability of $3,174 million for 2009, primarily reflecting a decrease in future expected benefit payments, resulting from an increase in policyholder account balance due to equity market appreciation, an increase in LIBOR interest rates used in the discount rate, and the update of our market-perceived non-performance risk assumption discussed above. These changes were significantly offset by increased amortization of deferred policy acquisition and other costs, and changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of other-than-temporary impairments generally reflects economic conditions and is generally expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, certain of the other-than-temporary impairments recognized for the years ended December 31, 2009, 2008 and 2007 relate to asset-backed securities collateralized by sub-prime mortgages and reflect the overall deterioration of the housing market.

We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. In light of unprecedented market conditions, and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy of certain portfolios. In the second quarter of 2009, we resumed a more restricted trading program in these portfolios. Other-than-temporary impairments, interest rate related losses and credit related losses on sales (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the periods indicated. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 22 to the Consolidated Financial Statements.

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(1,611)	$(2,414)	$24
Closed Block Business	(1,285)	15	589

Consolidated realized investment gains (losses), net	$(2,896)	$(2,399)	$613

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities	$(822)	$(1,646)	$(64)
Equity securities	(402)	(941)	297
Derivative instruments	171	339	(336)
Other	(558)	(166)	127

Total	(1,611)	(2,414)	24
Related adjustments(1)	(40)	147	(65)

Realized investment gains (losses), net, and related adjustments	$(1,651)	$(2,267)	$(41)

Related charges(2)	$(88)	$45	$(52)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities	$(381)	$(451)	$182
Equity securities	(473)	(441)	337
Derivative instruments	(298)	958	61
Other	(133)	(51)	9

Total	$(1,285)	$15	$589

(1)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure, realized and unrealized gains and losses on certain general account investments classified as “other trading account assets,” as well as counterparty credit losses on derivative positions. See Note 22 to the Consolidated Financial Statements for additional information on these related adjustments.
(2)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 22 to the Consolidated Financial Statements.

2009 to 2008 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in 2009 were $1,611 million, compared to net realized investment losses of $2,414 million in 2008.

Net realized losses on fixed maturity securities were $822 million in 2009, compared to net realized losses of $1,646 million in 2008, as set forth in the following table:

	Year Ended December 31,
	2009	2008
	(in millions)
Realized investment gains (losses) - Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$789	$466
Private bond prepayment premiums	19	33

Total gross realized investment gains	808	499

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(1)	(1,174)	(1,679)
Gross losses on sales and maturities(2)	(319)	(354)
Credit related losses on sales	(137)	(112)

Total gross realized investment losses	(1,630)	(2,145)

Realized investment gains (losses), net—Fixed Maturity Securities	$(822)	$(1,646)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$470	$112

(1)	Excludes the portion of 2009 other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net trading gains on sales and maturities of fixed maturity securities of $470 million in 2009 were primarily due to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations and sales within our Individual Annuities segment. Sales of fixed maturity securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. Net trading gains on sales and maturities of fixed maturity investments of $112 million in 2008, were primarily related to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations. None of the gross losses on sales and maturities in 2009 and 2008 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2009 and 2008.

Net realized losses on equity securities were $402 million in 2009, of which other-than-temporary impairments were $389 million and net trading losses on sales of equity securities were $13 million. Net trading losses in 2009 were primarily due to sales within our Gibraltar Life operations. Net realized losses on equity securities were $941 million in 2008, of which other-than-temporary impairments were $815 million and net trading losses on sales of equity securities were $126 million. Net trading losses in 2008 were primarily due to sales within our Gibraltar Life and Life Planner operations. See below for additional information regarding the other-than-temporary impairments of equity securities in 2009 and 2008.

Net realized gains on derivatives were $171 million in 2009, compared to net realized gains of $339 million in 2008. The net derivative gains in 2009 primarily reflect net gains of $376 million on embedded derivatives associated with certain variable annuity contracts, net of the impact of our hedging program, mainly in our Individual Annuities Segment. This benefit was driven by a market-perceived increase in our own risk of non-performance. For additional information regarding these embedded derivatives and our hedging programs, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Also contributing to the net derivative gains in 2009 were gains of $196 million on embedded derivatives associated with certain externally managed investments in the European market and net gains of $87 million on mark-to-market adjustments from credit derivatives. Partially offsetting these gains were net mark-to-market losses of $376 million on interest rate derivatives used to manage duration and net losses of $121 million on currency derivatives used to hedge foreign denominated investments. The net derivative gains in 2008 primarily reflect net mark-to-market gains of $985 million on interest rate derivatives used to manage duration, net gains of $226 million on currency derivatives used to hedge foreign investments in our domestic investment portfolio and net gains of $124 million related to equity market hedges used in our asset management business. Partially offsetting these gains were net mark-to-market losses of $621 million on embedded derivatives associated with certain externally managed investments in the European market and net losses of $456 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. For information regarding our externally managed investments in the European market, see “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.”

Net realized losses on other investments were $558 million in 2009, primarily related to $317 million of increases to commercial mortgage and other loan loss reserves. The remaining $241 million of net realized losses on other investments was primarily driven by mark-to-market losses on mortgage loans within our commercial mortgage operations and losses on investment real estate in our asset management operations, as well as $48 million of other other-than-temporary impairments on joint ventures and partnerships and real estate investments. Net realized losses on other investments were $166 million in 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial real estate market during 2008. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During 2009 we recorded other-than-temporary impairments of $1,611 million in earnings, compared to total other-than-temporary impairments of $2,533 million recorded in earnings in 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$1,022	$1,549
Private fixed maturity securities	152	130

Total fixed maturity securities	1,174	1,679
Equity securities	389	815
Other invested assets(2)	48	39

Total	$1,611	$2,533

(1)	Excludes the portion of 2009 other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investment real estate and investments in joint ventures and partnerships.

	Year Ended December 31, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$653	$321	$974
Due to other accounting guidelines(3)	15	185	200

Total	$668	$506	$1,174

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis and amounts related to foreign currency translation losses for securities approaching maturity.

	Year Ended December 31, 2008
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$265	$476	$741
Due to other accounting guidelines(2)	705	233	938

Total	$970	$709	$1,679

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in 2009 were primarily driven by declines in value of fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance and circumstances where we lack the ability or intent to retain the security to recovery. Fixed maturity other-than-temporary impairments in 2008 were concentrated in asset-backed securities and the finance, services, and manufacturing sectors of our corporate securities, and were primarily driven by credit spread increases, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in 2008 included $84 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $50 million related to American International Group, or AIG. Equity security other-than-temporary impairments in 2008 were primarily driven by overall declines in the Japanese equity markets and value declines in our mutual fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance.

As mentioned above, fixed maturity other-than-temporary impairments in 2008 included $84 million related to the filing of a bankruptcy petition by Lehman Brothers. In addition, 2008 also included a $75 million loss associated with this bankruptcy filing relating to the unsecured portion of our counterparty exposure on derivative transactions we had entered into with Lehman Brothers and its affiliates. We replaced these derivative positions with various other counterparties. The loss was included in “Asset management fees and other income,” under the broker-dealer accounting model followed by our affiliated derivative subsidiary that executed these transactions, and was excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” See Note 22 to the Consolidated Financial Statements for additional information.

Closed Block Business

For the Closed Block Business, net realized investment losses in 2009 were $1,285 million, compared to net realized investment gains of $15 million in 2008.

Net realized losses on fixed maturity securities were $381 million in 2009, compared to net realized losses of $451 million in 2008, as set forth in the following table:

	Year Ended December 31,
	2009	2008
	(in millions)
Realized investment gains (losses) - Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$199	$537
Private bond prepayment premiums	19	27

Total gross realized investment gains	218	564

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(1)	(520)	(718)
Gross losses on sales and maturities(2)	(72)	(259)
Credit related losses on sales	(7)	(38)

Total gross realized investment losses	(599)	(1,015)

Realized investment gains (losses), net—Fixed Maturity Securities	$(381)	$(451)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$127	$278

(1)	Excludes the portion of 2009 other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Amounts exclude credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net gains on sales and maturities of fixed maturity securities of $127 million in 2009 were primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $72 million in 2009, declined in comparison to $259 million of such losses in 2008, primarily due to the restriction of our active trading policies, as discussed below. There were no gross losses on sales or maturities in 2009 or 2008 related to asset-backed securities collateralized by sub-prime mortgages. In light of the unprecedented market conditions and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we curtailed our active trading policy. Starting in the second quarter of 2009, we resumed a more restricted trading program in these portfolios. These restrictions resulted in a lower level of realized gains and losses in this portfolio than might otherwise have been incurred. Net gains on sales and maturities of fixed maturity securities of $278 million in 2008 were also primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2009 and 2008.

Net realized losses on equity securities were $473 million in 2009, of which other-than-temporary impairments were $613 million, partially offset by net trading gains on sales of equity securities of $140 million. These gains reflect improved equity markets throughout 2009 coupled with the current equity trading strategy which produced gains as the year progressed. Net realized losses on equity securities were $441 million in 2008, of which other-than-temporary impairments were $387 million, and net trading losses on sales of equity securities were $54 million. Net trading losses for 2008 reflect sales pursuant to our active management strategy, which was curtailed or partially restricted for 2009, as discussed above. See below for additional information regarding the other-than-temporary impairments of equity securities in 2009 and 2008.

Net realized losses on derivatives were $298 million in 2009, compared to net realized gains of $958 million in 2008. Derivative losses in 2009 primarily reflect net mark-to-market losses of $218 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio and net losses of $149 million related to currency derivatives used to hedge foreign denominated investments. Partially offsetting these losses were net gains of $52 million on embedded derivatives associated with certain externally managed investments in the European market. Derivative gains in 2008 primarily reflect net mark-to-market gains of $824 million on interest rate derivatives used to manage duration and net gains of $149 million on currency derivatives used to hedge foreign denominated investments. Partially offsetting these gains are net losses of $105 million on embedded derivatives associated with certain externally managed investments in the European market.

Net realized losses on other investments were $133 million in 2009, including $51 million of other-than-temporary impairments on joint ventures and partnerships investments. The remaining $82 million was primarily related to increases to commercial mortgage loan loss reserves. Net realized losses on other investments were $51 million in 2008, including $22 million related to other-than-temporary impairments on joint ventures and partnerships. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During 2009 we recorded other-than-temporary impairments of $1,184 million in earnings, compared to other-than-temporary impairments of $1,127 million recorded in earnings in 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2009	2008
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$465	$690
Private fixed maturity securities	55	28

Total fixed maturity securities	520	718
Equity securities	613	387
Other invested assets(2)	51	22

Total	$1,184	$1,127

(1)	Excludes the portion of 2009 other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Year Ended December 31, 2009
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$319	$189	$508
Due to other accounting guidelines(3)	3	9	12

Total	$322	$198	$520

(1)	Excludes the portion of 2009 other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Year Ended December 31, 2008
	Asset-Backed Securities Collateralized by Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business
Due to credit events or adverse conditions of the respective issuer(1)	$137	$179	$316
Due to other accounting guidelines(2)	326	76	402

Total	$463	$255	$718

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in the fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in 2008 were concentrated in asset-backed securities and the finance, services and manufacturing sectors of our corporate securities and were primarily driven by credit spread increases, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in 2008 included $16 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $30 million related to AIG. Equity security other-than-temporary impairments in 2008 were primarily driven by overall declines in the equity markets. Equity security other-than-temporary impairments in 2009 were primarily based on the extent and duration of the decline in value, as equity markets only partially recovered in the latter portion of 2009.

2008 to 2007 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in 2008 were $2,414 million, compared to net realized investment gains of $24 million in 2007.

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

Net realized losses on equity securities were $941 million in 2008, of which net trading losses on sales of equity securities were $126 million, and other-than-temporary impairments were $815 million. Net trading losses were primarily due to sales within our Gibraltar Life and Life Planner operations. Net realized gains on equity securities were $297 million in 2007, of which net trading gains on sales of equity securities were $340 million, partially offset by other-than-temporary impairments of $43 million. Net realized gains on equity securities in 2007 were primarily due to sales of Japanese equities in our Gibraltar Life and Japanese Life Planner operations from portfolio restructuring and equity sales in our Korean Life Planner operations. See below for additional information regarding the other-than-temporary impairments of equity securities in 2008 and 2007.

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

Net realized losses on other investments were $166 million in 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial mortgage-backed securities market during 2008. For additional information regarding these operations, see “—Divested Businesses.” Net realized losses on other investments in 2008 included $39 million of other-than-temporary impairments on investments in joint ventures and partnerships. Net realized gains on other investments were $127 million in 2007, primarily related to gains from real estate related investments.

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

	Year Ended December 31,
	2008	2007
	(in millions)
Other-than-temporary impairments—Financial Services Businesses
Public fixed maturity securities	$1,549	$123
Private fixed maturity securities	130	16

Total fixed maturity securities	1,679	139
Equity securities	815	43
Other invested assets(1)	39	3

Total	$2,533	$185

(1)	Includes other-than-temporary impairments relating to real estate investments and investments in joint ventures and partnerships.

	Year Ended December 31, 2008
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities—Financial Services Businesses
Due to credit events or adverse conditions of the respective issuer(1)	$265	$476	$741
Due to other accounting guidelines(2)	705	233	938

Total	$970	$709	$1,679

(1)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was partially driven by general credit spread widening or liquidity concerns and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.
(2)	Includes certain circumstances relating to asset-backed securities with a credit rating below AA, where the present value of prospective cash flows of the security have declined, but we do not believe credit events or other adverse conditions of the respective issuers have caused a deficiency in the contractual cash flows related to the investment. Also includes circumstances where we cannot assert our ability or intent to hold for a period of time to allow for a recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by general credit spread widening or liquidity concerns, and we believe the recoverable value of the investment, based on the expected future cash flows, is greater than the current fair value.

Fixed maturity other-than-temporary impairments in 2008 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance, services, and manufacturing sectors of our corporate securities, and were primarily driven by credit spread widening as discussed above, liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in 2008 included $84 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers and $50 million related to AIG. Equity security other-than-temporary impairments in 2008 were primarily driven by overall declines in the Japanese equity markets and value declines in our mutual fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance. Fixed maturity other-than-temporary impairments in 2007 were concentrated in asset-backed securities and the services and finance sectors of our corporate securities, and were primarily driven by general credit spread widening as discussed above, interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in the other-than-temporary impairments recorded on fixed maturities in 2007 are $65 million of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages, primarily recorded in the second half of 2007.

As mentioned above, fixed maturity other-than-temporary impairments in 2008 included $84 million related to the filing of a bankruptcy petition by Lehman Brothers. In addition, the year ended December 31, 2008 also included a $75 million loss associated with this bankruptcy filing relating to the unsecured portion of our counterparty exposure on derivative transactions we had entered into with Lehman Brothers and its affiliates. We replaced these derivative positions with various other counterparties. The loss was included in “Asset management fees and other income,” under the broker-dealer accounting model followed by our affiliated derivative subsidiary that executed these transactions, and was excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” See Note 22 to the Consolidated Financial Statements for additional information.

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

Net gains on sales and maturities of fixed maturity securities of $278 million in 2008 were primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $259 million in 2008 were primarily due to lower prices resulting from credit spread widening and liquidity concerns. None of the gross losses on sales and maturities in 2008 related to asset-backed securities collateralized by sub-prime mortgages. In light of the unprecedented current market conditions and in consideration of the potential impact on capital and tax positions, as discussed above, beginning in the fourth quarter of 2008 we curtailed our active trading policy, which resulted in a lower level of realized losses in this portfolio than might otherwise have been incurred. Net gains on sales and maturities of fixed maturity securities of $205 million in 2007 were also primarily due to sales related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities of $262 million in 2007 included $11 million related to sales of asset-backed securities collateralized by sub-prime mortgages, primarily in the second half of 2007. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2008 and 2007.

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

The general account portfolio is managed pursuant to the distinct objectives and investment policy statements of the Financial Services Businesses and the Closed Block Business. The primary investment objectives of the Financial Services Businesses include:

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

In light of the current market and economic conditions, while we continue to look to maximize book yield and match the liability characteristics of our major products, our portfolio management approach now reflects a greater consideration of the capital and tax implications of portfolio activity, as well as our assertions regarding our ability and intent to hold equity securities to recovery, and our lack of any intention or requirement to sell debt securities before anticipated recovery. In consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy previously employed in the Closed Block Business and certain portfolios of the Financial Services Businesses. Starting in the second quarter of 2009, we resumed a more restricted trading program in these portfolios, and continue to evaluate trading strategies for these portfolios. For a further discussion of our policies regarding other-than-temporary impairments, including our assertions regarding our ability and intent to hold equity securities to recovery and any intention or requirement to sell debt securities before anticipated recovery, see “—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” and “—Equity Securities—Other-than-Temporary Impairments of Equity Securities,” below.

Management of Investments

We design asset mix strategies along with significant derivative strategies for our general account to match the characteristics of our products and other obligations and seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. In certain markets, primarily outside the U.S., capital market limitations hinder our ability to acquire assets that closely approximate the duration of some of our liabilities. We achieve income objectives through asset/liability management, strategic and tactical asset allocations and derivative strategies within a disciplined risk management framework. Derivative strategies are employed within our risk management framework to help manage duration gaps and other risks between assets and liabilities. For certain of our businesses, in recent years the use of interest rate swaps to increase the duration of the investment portfolio has increased as the duration of the investment portfolio excluding the impact of derivatives has declined. Within these businesses, the investment portfolio duration has generally declined relative to the liabilities as a result of purchases of fixed income securities with shorter duration than the duration of the liabilities we have issued and holding higher overall levels of short-term investments and cash to provide additional liquidity in response to changing cash needs. For a discussion of our risk management process see “Quantitative and Qualitative Disclosures About Market Risk—Risk Management, Market Risk and Derivative Instruments, and—Other Than Trading Activities—Insurance and Annuity Products Asset/Liability Management.”

Our asset allocation also reflects our desire for broad diversification across asset classes, sectors and issuers. The Asset Management segment manages virtually all of our investments, other than those managed by our International Insurance segment, under the direction and oversight of the Asset Liability Management and Risk Management groups. Our International Insurance segment manages the majority of its investments locally, within enterprise risk constraints, in some cases using the international and domestic asset management capabilities of our International Investments or Asset Management segments.

The Investment Committee of our Board of Directors oversees our proprietary investments. It also reviews performance and risk positions periodically. Our Asset Liability Management and Risk Management groups develop the investment policy for the general account assets of our insurance subsidiaries, oversee the investment process for our general account and have the authority to initiate tactical shifts within exposure ranges approved annually by the Investment Committee.

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

	December 31, 2009
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$111,268	$29,537	$140,805	55.7%
Public, held to maturity, at amortized cost	4,009	—	4,009	1.6
Private, available for sale, at fair value	19,424	12,994	32,418	12.8
Private, held to maturity, at amortized cost	1,111	—	1,111	0.5
Trading account assets supporting insurance liabilities, at fair value	16,020	—	16,020	6.3
Other trading account assets, at fair value	1,616	167	1,783	0.7
Equity securities, available for sale, at fair value	3,798	3,085	6,883	2.7
Commercial mortgage and other loans, at book value	21,281	8,363	29,644	11.7
Policy loans, at outstanding balance	4,728	5,418	10,146	4.0
Other long-term investments(1)	2,811	1,545	4,356	1.7
Short-term investments(2)	4,302	1,338	5,640	2.3

Total general account investments	190,368	62,447	252,815	100.0%

Invested assets of other entities and operations(3)	7,737	—	7,737

Total investments	$198,105	$62,447	$260,552

	December 31, 2008
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$98,725	$27,424	$126,149	54.8%
Public, held to maturity, at amortized cost	3,002	—	3,002	1.3
Private, available for sale, at fair value	18,568	11,479	30,047	13.0
Private, held to maturity, at amortized cost	806	—	806	0.4
Trading account assets supporting insurance liabilities, at fair value	13,875	—	13,875	6.0
Other trading account assets, at fair value	728	120	848	0.4
Equity securities, available for sale, at fair value	3,659	2,400	6,059	2.6
Commercial mortgage and other loans, at book value	22,092	8,748	30,840	13.4
Policy loans, at outstanding balance	4,280	5,423	9,703	4.2
Other long-term investments(1)	3,035	1,629	4,664	2.0
Short-term investments(2)	2,874	1,484	4,358	1.9

Total general account investments	171,644	58,707	230,351	100.0%

Invested assets of other entities and operations(3)	11,674	—	11,674

Total investments	$183,318	$58,707	$242,025

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which included our investment in Wachovia Securities as of December 31, 2008) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments have virtually no sub-prime exposure.
(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of December 31, 2009, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The increase in general account investments attributable to the Financial Services Businesses in 2009 was primarily a result of a net increase in fair value driven by credit spread tightening, portfolio growth as a result of reinvestment of net investment income, the impact of foreign currency, the investment of proceeds from our debt and equity issuances in the second and third quarters of 2009, and the acquisition of Yamato Life. The increase in general account investments attributable to the Closed Block Business in 2009 was primarily due to a net increase in fair value driven by credit spread tightening and portfolio growth as a result of reinvestment of net investment income, partially offset by net operating outflows.

We have substantial insurance operations in Japan, with 36% and 35% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of December 31, 2009 and 2008, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	December 31, 2009	December 31, 2008
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$50,406	$42,223
Public, held to maturity, at amortized cost	4,009	3,002
Private, available for sale, at fair value	2,671	2,803
Private, held to maturity, at amortized cost	1,111	806
Trading account assets supporting insurance liabilities, at fair value	1,236	1,077
Other trading account assets, at fair value	804	519
Equity securities, available for sale, at fair value	1,508	2,071
Commercial mortgage and other loans, at book value	3,675	3,373
Policy loans, at outstanding balance	1,760	1,547
Other long-term investments(1)	1,524	2,143
Short-term investments	313	266

Total Japanese general account investments(2)	$69,017	$59,830

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of December 31, 2009 the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, is approximately 11 years. The increase in general account investments related to our Japanese insurance operations in 2009 is primarily attributable to a net increase in fair value driven by credit spread tightening, the impact of changes in foreign currency exchange rates, portfolio growth as a result of business inflows, and the acquisition of Yamato Life. For additional information regarding our acquisition of Yamato Life see Note 3 to the Consolidated Financial Statements.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of December 31, 2009, our Japanese insurance operations had $14.4 billion, at fair value, of investments denominated in U.S. dollars, including $0.5 billion that were hedged to yen through third party derivative contracts and $7.4 billion that support liabilities denominated in U.S. dollars. As of December 31, 2008, our Japanese insurance operations had $13.5 billion, at fair value, of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $6.0 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account for the periods indicated.

	Year Ended December 31, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.54%	$5,691	6.06%	$2,382	4.90%	$8,073
Trading account assets supporting insurance liabilities	5.11	743	—	—	5.11	743
Equity securities	6.32	225	2.85	77	4.82	302
Commercial mortgage and other loans	5.85	1,237	6.68	556	6.08	1,793
Policy loans	5.19	225	6.54	344	5.93	569
Short-term investments and cash equivalents	0.54	66	3.02	31	0.71	97
Other investments	3.16	138	(4.01)	(72)	1.06	66

Gross investment income before investment expenses	4.50	8,325	5.68	3,318	4.78	11,643
Investment expenses	(0.15)	(218)	(0.23)	(140)	(0.17)	(358)

Investment income after investment expenses	4.35%	8,107	5.45%	3,178	4.61%	11,285

Investment results of other entities and operations(2)		136		—		136

Total investment income		$8,243		$3,178		$11,421

	Year Ended December 31, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.86%	$5,662	6.40%	$2,664	5.26%	$8,326
Trading account assets supporting insurance liabilities	5.34	749	—	—	5.34	749
Equity securities	5.01	223	3.17	101	4.24	324
Commercial mortgage and other loans	6.01	1,241	6.60	541	6.18	1,782
Policy loans	5.24	208	6.42	336	5.91	544
Short-term investments and cash equivalents	2.82	304	10.67	101	3.17	405
Other investments	4.26	140	(2.92)	(44)	2.01	96

Gross investment income before investment expenses	4.93	8,527	6.05	3,699	5.22	12,226
Investment expenses	(0.15)	(295)	(0.24)	(278)	(0.17)	(573)

Investment income after investment expenses	4.78%	8,232	5.81%	3,421	5.05%	11,653

Investment results of other entities and operations(2)		228		—		228

Total investment income		$8,460		$3,421		$11,881

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for 2009 compared to 2008 was primarily due to the impact of lower interest rates on floating rate investments due to rate resets, higher losses from investments in joint ventures and limited partnerships, driven by depreciation and losses on the underlying assets, and lower income from short-term investments as a result of lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.73%	$4,172	6.06%	$4,348
Trading account assets supporting insurance liabilities	5.38	721	5.61	726
Equity securities	9.84	167	7.73	150
Commercial mortgage and other loans	6.04	1,070	6.22	1,097
Policy loans	5.94	162	5.87	158
Short-term investments and cash equivalents	0.53	55	2.89	283
Other investments	0.39	9	0.03	1

Gross investment income before investment expenses	5.27	6,356	5.75	6,763
Investment expenses	(0.14)	(110)	(0.13)	(188)

Investment income after investment expenses	5.13%	6,246	5.62%	6,575

Investment results of other entities and operations(2)		136		228

Total investment income		$6,382		$6,803

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

The decrease in net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio for 2009 compared to 2008 was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets and a shift in asset mix stemming from enterprise risk constraints. Short-term yields decreased as a result of lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.88%	$1,519	2.95%	$1,314
Trading account assets supporting insurance liabilities	1.97	22	2.10	23
Equity securities	3.13	58	2.91	73
Commercial mortgage and other loans	4.86	167	4.76	144
Policy loans	3.91	63	3.92	50
Short-term investments and cash equivalents	0.62	11	2.26	21
Other investments	6.27	129	8.77	139

Gross investment income before investment expenses	3.05	1,969	3.21	1,764
Investment expenses	(0.16)	(108)	(0.19)	(107)

Total investment income	2.89%	$1,861	3.02%	$1,657

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods yields are presented on a basis consistent with the current period presentation.

The decrease in yield on the Japanese insurance portfolio for 2009 compared to 2008 is primarily attributable to lower fixed maturity reinvestment rates, including the reinvestment of proceeds realized from certain capital actions and a lower short-term interest rate environment both in the U.S. and Japan. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for 2009 and 2008 was approximately $10.1 billion and $9.9 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

Fixed Maturity Securities by Contractual Maturity Date

The following tables set forth the breakdown of the amortized cost of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2009.

	December 31, 2009
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
		($ in millions)
Maturing in 2010	$3,999	3.0%	$2,243	5.3%
Maturing in 2011	5,406	4.0	1,998	4.7
Maturing in 2012	6,599	4.9	1,812	4.3
Maturing in 2013	8,168	6.0	2,861	6.7
Maturing in 2014	9,052	6.7	2,116	5.0
Maturing in 2015	6,206	4.6	2,014	4.7
Maturing in 2016	5,982	4.4	1,537	3.6
Maturing in 2017	5,758	4.3	1,519	3.6
Maturing in 2018	6,015	4.5	1,832	4.3
Maturing in 2019 and beyond	77,707	57.6	24,592	57.8

Total Fixed Maturities	$134,892	100.0%	$42,524	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

Industry(1)	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$19,959	$1,007	$669	$20,297	$19,018	$435	$2,098	$17,355
Utilities	11,527	623	252	11,898	10,770	265	1,017	10,018
Finance	10,581	237	543	10,275	9,793	124	1,084	8,833
Services	8,841	380	459	8,762	8,930	102	1,409	7,623
Energy	4,749	263	186	4,826	4,592	75	579	4,088
Transportation	3,479	168	82	3,565	3,387	74	239	3,222
Retail and Wholesale	3,405	144	144	3,405	3,377	42	388	3,031
Other	961	16	77	900	1,000	26	117	909

Total Corporate Securities	63,502	2,838	2,412	63,928	60,867	1,143	6,931	55,079
Foreign Government(3)	40,053	1,505	126	41,432	32,986	2,338	62	35,262
Residential Mortgage-Backed	9,547	345	88	9,804	10,688	336	114	10,910
Asset-Backed Securities	8,855	119	1,444	7,530	10,863	90	2,467	8,486
Commercial Mortgage-Backed	7,747	251	170	7,828	8,506	3	1,657	6,852
U.S. Government	4,389	313	122	4,580	3,185	750	12	3,923
State & Municipal	799	16	27	788	597	24	8	613

Total(4)(5)	$134,892	$5,387	$4,389	$135,890	$127,692	$4,684	$11,251	$121,125

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $211 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2009, compared to $157 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity.
(3)	As of December 31, 2009 and December 31, 2008, based on amortized cost, 86% and 87%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 6% of the balance.
(4)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(5)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2008 to December 31, 2009 was primarily due to credit spreads tightening across most asset classes and other-than-temporary impairments recognized, partially offset by an increase in risk-free rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

Industry(1)	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Corporate Securities:
Manufacturing	$8,191	$500	$142	$8,549	$8,791	$188	$905	$8,074
Utilities	5,773	358	78	6,053	5,608	126	526	5,208
Services	4,346	241	97	4,490	4,467	69	590	3,946
Finance	3,354	91	59	3,386	2,455	32	232	2,255
Energy	1,926	132	17	2,041	1,963	16	229	1,750
Retail and Wholesale	1,621	123	22	1,722	1,716	32	149	1,599
Transportation	1,430	74	42	1,462	1,413	23	163	1,273
Other	—	—	—	—	—	—	—	—

Total Corporate Securities	26,641	1,519	457	27,703	26,413	486	2,794	24,105
Asset-Backed Securities	4,602	36	1,048	3,590	5,737	44	1,690	4,091
Commercial Mortgage-Backed	3,662	47	47	3,662	3,858	2	672	3,188
U.S. Government	3,821	71	247	3,645	2,998	603	1	3,600
Residential Mortgage-Backed	2,571	117	40	2,648	3,110	100	109	3,101
Foreign Government(2)	637	69	9	697	582	44	49	577
State & Municipal	590	12	16	586	240	5	4	241

Total(3)	$42,524	$1,871	$1,864	$42,531	$42,938	$1,284	$5,319	$38,903

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	As of December 31, 2009 and December 31, 2008, based on amortized cost, no individual foreign country represents more than 8% and 8%, respectively of the balance.
(3)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2008 to December 31, 2009 was primarily due to credit spreads tightening across most asset classes and other-than-temporary impairments recognized, partially offset by an increase in risk-free rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

Vintage	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	15	11	13	6	373	418	548
2006	16	103	27	107	537	790	1,538
2005	4	6	—	—	6	16	35
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	35	120	40	113	916	1,224	2,121
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	1	14	—	—	276	291	268
2006	19	135	54	46	1,000	1,254	1,265
2005	—	70	80	84	255	489	565
2004 & Prior	48	310	230	116	308	1,012	1,137

Total all other portfolios	68	529	364	246	1,839	3,046	3,235

Total collateralized by sub-prime mortgages(2)	103	649	404	359	2,755	4,270	5,356
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	98	393	19	510	934
Collateralized by auto loans	519	19	3	31	6	578	1,492
Collateralized by credit cards	548	—	17	585	3	1,153	760
Collateralized by non-sub-prime mortgages	1,154	78	9	41	19	1,301	1,051
Other asset-backed securities(4)	199	426	54	117	247	1,043	1,270

Total asset-backed securities(5)	$2,523	$1,172	$585	$1,526	$3,049	$8,855	$10,863

Asset-Backed Securities at Fair Value—Financial Services Businesses

Vintage	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	14	8	12	6	260	300	405
2006	16	88	25	94	432	655	1,284
2005	4	6	—	—	5	15	31
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	34	102	37	100	697	970	1,720
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	1	7	—	—	174	182	158
2006	16	94	22	22	684	838	709
2005	—	54	52	50	141	297	324
2004 & Prior	40	229	148	68	208	693	673

Total all other portfolios	57	384	222	140	1,207	2,010	1,864

Total collateralized by sub-prime mortgages	91	486	259	240	1,904	2,980	3,584
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	103	408	19	530	941
Collateralized by auto loans	522	20	3	29	6	580	1,421
Collateralized by credit cards	591	—	17	550	3	1,161	454
Collateralized by non-sub-prime mortgages	1,168	77	8	37	17	1,307	1,073
Other asset-backed securities(4)	198	394	47	108	225	972	1,013

Total asset-backed securities(5)	$2,570	$977	$437	$1,372	$2,174	$7,530	$8,486

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $4.3 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2009 are $0.5 billion of securities collateralized by second-lien exposures.
(3)	As of December 31, 2009, includes the $(205) million impact of the bifurcated embedded derivative described below.
(4)	As of December 31, 2009, includes collateralized debt obligations with amortized cost of $448 million and fair value of $431 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, aircraft, and franchises.
(5)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2009, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers. The following table sets forth the percentage, based on amortized cost, of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses by lowest rating agency rating, as of the dates indicated.

Asset-Backed Securities Collateralized by Sub-prime Mortgages—Financial Services Businesses

	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
December 31, 2008	22%	22%	13%	22%	21%
March 31, 2009	6%	18%	14%	18%	44%
June 30, 2009	4%	17%	12%	10%	57%
September 30, 2009	3%	15%	9%	9%	64%
December 31, 2009	2%	15%	10%	8%	65%

The changes in the ratings above reflect the impact of both paydowns in the senior tranches and rating agency downgrade activity generally consistent with the continued collateral deterioration.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $5.356 billion as of December 31, 2008 to $4.270 billion as of December 31, 2009, primarily reflecting principal paydowns and other-than-temporary impairments recognized, partially offset by the increase in amortized cost resulting from our adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009. For additional information regarding our adoption of this guidance, see Note 2 to the Consolidated Financial Statements. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $1.293 billion as of December 31, 2009 and $1.781 billion as of December 31, 2008. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, including the impact of our determination that the market for these securities was an inactive market, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 29% as of December 31, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2009, based on amortized cost, approximately 70% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 40% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $4.270 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of December 31, 2009 were $1.054 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $510 million of externally managed investments in the European market, included above in asset-backed securities of the Financial Services Businesses as of December 31, 2009, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, including 44% European corporate and bank bonds, 24% bank capital, 11% European asset-backed securities, and 21% other, as well as derivatives and varying degrees of leverage. Our investment in these notes further diversifies our credit risk. As of December 31, 2009 none of the underlying investments are securities collateralized by U.S. sub-prime mortgages, and 80% of the underlying investments are rated investment grade. The notes have a stated coupon and provide a return based on the return of the underlying portfolios and the level of leverage. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income.” Changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” As discussed further in Note 22 to the Consolidated Financial Statements, any changes in market value of the embedded total return swaps are excluded from adjusted operating income. The fair value of the embedded derivatives associated with these investments increased during 2009 due to the impact of credit spread tightening on the underlying investments. As of December 31, 2009 the embedded derivatives remain in a $205 million loss position on a cumulative basis as a result of the stress experienced in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives. Beginning in the second quarter of 2008 and continuing through 2009, we restructured certain of these investments, which are now included as direct holdings in our portfolio, primarily classified within “Other trading account assets, at fair value.”

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

Asset-Backed Securities at Amortized Cost—Closed Block Business

Vintage	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	13	12	13	6	259	303	386
2006	16	106	28	109	413	672	1,354
2005	4	6	—	—	7	17	31
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	33	124	41	115	679	992	1,771
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	27	10	1	1	268	307	318
2006	100	—	38	53	852	1,043	1,116
2005	17	146	53	60	104	380	442
2004 & Prior	27	336	76	73	201	713	791

Total all other portfolios	171	492	168	187	1,425	2,443	2,667

Total collateralized by sub-prime mortgages(2)	204	616	209	302	2,104	3,435	4,438
Other asset-backed securities:
Collateralized by credit cards	151	—	54	342	2	549	453
Collateralized by auto loans	103	10	—	10	—	123	270
Externally managed investments in the European market(3)	—	—	99	99	—	198	148
Collateralized by education loans	81	20	—	—	—	101	192
Other asset-backed securities(4)	43	49	24	5	75	196	236

Total asset-backed securities	$582	$695	$386	$758	$2,181	$4,602	$5,737

Asset-Backed Securities at Fair Value—Closed Block Business

Vintage	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	12	8	12	6	186	224	290
2006	16	91	26	96	336	565	1,143
2005	4	6	—	—	5	15	27
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	32	105	38	102	527	804	1,460
All other portfolios
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—
2007	19	5	—	—	170	194	206
2006	67	—	25	27	553	672	623
2005	14	122	36	27	56	255	267
2004 & Prior	22	243	56	51	150	522	478

Total all other portfolios	122	370	117	105	929	1,643	1,574

Total collateralized by sub-prime mortgages	154	475	155	207	1,456	2,447	3,034
Other asset-backed securities:
Collateralized by credit cards	160	—	50	326	2	538	242
Collateralized by auto loans	104	11	—	9	—	124	254
Externally managed investments in the European market(3)	—	—	108	110	—	218	186
Collateralized by education loans	81	13	—	—	—	94	178
Other asset-backed securities(4)	44	45	23	5	52	169	197

Total asset-backed securities(5)	$543	$544	$336	$657	$1,510	$3,590	$4,091

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $3.4 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2009 are $0.2 billion of securities collateralized by second-lien exposures.
(3)	As of December 31, 2009, includes the $(84) million impact of the embedded derivative described below.
(4)	As of December 31, 2009, includes collateralized debt obligations with amortized cost of $69 million and fair value of $60 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, timeshares, aircraft and franchises.
(5)	Excluded from the table above are asset-backed securities classified as other trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

The following table sets forth the percentage, based on amortized cost, of our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business by lowest rating agency rating, as of the dates indicated.

Asset-Backed Securities Collateralized by Sub-prime Mortgages—Closed Block Business

	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
December 31, 2008	26%	25%	10%	18%	21%
March 31, 2009	9%	20%	9%	13%	49%
June 30, 2009	7%	19%	8%	10%	56%
September 30, 2009	6%	18%	6%	9%	61%
December 31, 2009	6%	18%	6%	9%	61%

The changes in the ratings above reflect the impact of both paydowns in the senior tranches and rating agency downgrade activity generally consistent with the continued collateral deterioration.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $4.438 billion as of December 31, 2008 to $3.435 billion as of December 31, 2009, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $988 million as of December 31, 2009 and $1.405 billion as of December 31, 2008. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, including the impact of our determination that the market for these securities was an inactive market, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 31% as of December 31, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2009, based on amortized cost, approximately 74% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 43% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $3.435 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of December 31, 2009 were $1.051 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The $198 million of externally managed investments in the European market, included in asset-backed securities of the Closed Block Business as of December 31, 2009, reflects our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities, as described above. The notes are accounted for as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). The fair value of the embedded derivatives associated with these investments increased during 2009 due to the impact of credit spread tightening on the underlying investments. As of December 31, 2009 the embedded derivatives remain in a $84 million loss position on a cumulative basis as a result of the stress experienced in the credit markets. However, we believe the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than reflected by the current fair value of the embedded derivatives.

Residential Mortgage-Backed Securities

As of December 31, 2009, on an amortized cost basis, $9.475 billion of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or above. Of these pass-through securities, $7.865 billion are supported by the U.S. government, and $1.610 billion are supported by foreign governments. Collateralized mortgage obligations, including approximately $39 million secured by “ALT-A” mortgages, represent the remaining $72 million of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), of which 43% have credit ratings of A or above, 16% have BBB credit ratings and the remaining 41% have below investment grade ratings.

As of December 31, 2009, on an amortized cost basis, $2.266 billion of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit U.S. government guarantees and have credit ratings of AAA or above. Collateralized mortgage obligations, including approximately $125 million secured by “ALT-A” mortgages, represent the remaining $305 million of residential mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business), of which 58% have A credit ratings or above, and 42% have below investment grade ratings.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

Vintage	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	176	—	20	56	79	331	341
2007	1,575	—	—	29	101	1,705	1,842
2006	2,798	274	63	—	10	3,145	3,389
2005	1,503	32	—	12	13	1,560	1,585
2004 & Prior	851	119	21	10	5	1,006	1,349

Total commercial mortgage-backed securities(2)(3)(4)	$6,903	$425	$104	$107	$208	$7,747	$8,506

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

Vintage	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	163	—	20	53	70	306	293
2007	1,620	—	—	28	81	1,729	1,393
2006	2,855	270	56	—	9	3,190	2,695
2005	1,559	31	0	11	13	1,614	1,288
2004 & Prior	856	108	16	6	3	989	1,183

Total commercial mortgage-backed securities(2)	$7,053	$409	$92	$98	$176	$7,828	$6,852

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2009, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above as of December 31, 2009 are commercial mortgage-backed securities collateralized by Non-U.S. properties with amortized cost of $12 million in AAA, none in AA, $20 million in A, $97 million in BBB and $203 million in BB and below.
(4)	Included in the table above as of December 31, 2009 are downgraded super senior securities with amortized cost of $346 million in AA and $63 million in A.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 32% as of December 31, 2009. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of December 31, 2009, based on amortized cost, approximately 92% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 76% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of December 31, 2009, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

Vintage	December 31, 2009
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	34	—	—	—	—
2007	31	—	—	—	—
2006	31	31	30	—	—
2005	29	31	—	—	—
2004 & Prior	29	25	10	8	—

Non-U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

Vintage	December 31, 2009
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	—	—	6	1	10
2007	—	—	—	5	3
2006	—	—	—	—	7
2005	—	—	—	14	4
2004 & Prior	—	—	—	—	—

The super senior structure was introduced to the U.S. commercial mortgage-backed securities market in late 2004 and was modified in early 2005 to increase subordination from 20% to 30%. With the changes to the commercial mortgage-backed securities structure in 2005, there became three distinct AAA classes for commercial mortgage-backed securities with fixed rate terms, (1) super senior AAA with 30% subordination, (2) mezzanine AAA with 20% subordination and (3) junior AAA with approximately 14% subordination. The super senior class has priority over the mezzanine and junior classes to all principal cash flows (repayments, prepayments and recoveries on defaulted loans). As a result, all super senior bonds must be completely repaid before the mezzanine or junior bonds receive any principal cash flows. In addition, the super senior bonds will not experience any loss of principal until both the entire mezzanine and junior bonds are written-down to zero. We believe the importance of this additional credit enhancement afforded to the super senior class over the mezzanine and junior classes is limited in a benign commercial real estate cycle with low defaults but becomes more significant in a deep commercial real estate downturn under which expected losses increase substantially.

In addition to enhanced subordination, certain securities within the super senior class benefit from the prioritization of principal cash flows. The super senior class is generally structured such that shorter duration time tranches have priority over longer duration time tranches as to all principal cash flows (repayments, prepayments, and recoveries on defaulted loans) until the deal reaches 30% cumulative net loss, at which point all super senior securities are paid pro rata. As a result, short of reaching 30% cumulative net losses, the “shorter duration super senior” tranches must be completely repaid before the “longest duration super senior” tranche receives any principal cash flows. We have generally focused our purchases of recent vintage commercial mortgage-backed securities on “shorter duration super senior” tranches that we believe have sufficient priority to ensure that in most scenarios our positions will be fully repaid prior to the structure reaching the 30% cumulative net loss threshold. The following tables set forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage – Financial Services Businesses

Vintage	December 31, 2009
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
				(in millions)
2009	$—	$—	$—	$—	$—	$—	$—	$—
2008	176	—	—	—	—	—	—	176
2007	1,575	—	—	—	—	—	—	1,575
2006	1,769	1,016	—	—	—	1	12	2,798
2005	649	835	—	—	—	1	18	1,503
2004 & Prior	57	157	—	—	388	235	14	851

Total	$4,226	$2,008	$—	$—	$388	$237	$44	$6,903

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

Vintage	December 31, 2009
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2008
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	15	—	—	—	—	15	10
2007	431	—	—	—	4	435	437
2006	779	62	11	—	—	852	882
2005	1,248	22	—	—	—	1,270	1,282
2004 & Prior	1,007	40	42	1	—	1,090	1,247

Total commercial mortgage-backed securities(2)	$3,480	$124	$53	$1	$4	$3,662	$3,858

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

Vintage	December 31, 2009
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2008
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	15	—	—	—	—	15	9
2007	438	—	—	—	4	442	326
2006	773	59	10	—	—	842	689
2005	1,252	22	—	—	—	1,274	1,051
2004 & Prior	1,017	33	39	—	—	1,089	1,113

Total commercial mortgage-backed securities	$3,495	$114	$49	$—	$4	$3,662	$3,188

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2009, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Included in the table above as of December 31, 2009 are downgraded super senior securities with amortized cost of $87 million in AA and $11 million in A.

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 29% as of December 31, 2009. See above for a definition of this percentage. As of December 31, 2009, based on amortized cost, approximately 86% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 50% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of December 31, 2009, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Closed Block Business

Vintage	December 31, 2009
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
2009	—%	—%	—%	—%	—%
2008	29	—	—	—	—
2007	30	—	—	—	—
2006	29	31	31	—	—
2005	27	31	—	—	—
2004 & Prior	25	15	21	9	—

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

Vintage	December 31, 2009
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
				(in millions)
2009	$—	$—	$—	$—	$—	$—	$—	$—
2008	15	—	—	—	—	—	—	15
2007	431	—	—	—	—	—	—	431
2006	665	90	—	—	—	—	24	779
2005	1,042	205	—	—	—	—	1	1,248
2004 & Prior	48	11	—	—	836	108	4	1,007

Total	$2,201	$306	$—	$—	$836	$108	$29	$3,480

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. However, in the fourth quarter of 2009 the NAIC adopted rules which temporarily changed the methodology for determining the NAIC Designations for non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages. Under the new rules, rather than being based on the rating of a third party rating agency, as of December 31, 2009 the NAIC Designations for such securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. These rules are expected to be in place until a long-term solution for evaluating these securities is determined.

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

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the Financial Services Agency, an agency of the Japanese government. The Financial Services Agency has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the Financial Services Agency’s credit quality review and risk monitoring guidelines. The credit quality ratings of the investments of our Japanese insurance companies are based on ratings assigned by nationally recognized credit rating agencies, including Moody’s, Standard & Poor’s, or rating equivalents based on ratings assigned by Japanese credit ratings agencies.

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $9.5 billion, or 7%, of the total fixed maturities as of December 31, 2009 and $9.0 billion, or 7%, of the total fixed maturities as of December 31, 2008. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 29% and 19% of the gross unrealized losses attributable to the Financial Services Businesses as of December 31, 2009 and December 31, 2008, respectively. The increase in fixed maturity securities considered other than high or highest quality based on NAIC or equivalent rating is primarily due to credit migration on existing securities, rather than new originations or purchases. As of December 31, 2009, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Business, based on the lowest of external rating agency ratings, totaled $10.5 billion, or 8%, of the total fixed maturities, and may include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $6.7 billion, or 16%, of the total fixed maturities as of December 31, 2009 and $6.6 billion, or 15%, of the total fixed maturities as of December 31, 2008. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 41% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2009, compared to 29% of gross unrealized losses as of December 31, 2008. As of December 31, 2009, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $7.3 billion, or 17%, of the total fixed maturities, and may include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1) (2)	December 31, 2009				December 31, 2008
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$94,368	$3,767	$1,845	$96,290	$85,474	$4,228	$4,425	$85,277
2	14,682	699	790	14,591	15,573	163	2,893	12,843

Subtotal High or Highest Quality Securities	109,050	4,466	2,635	110,881	101,047	4,391	7,318	98,120
3	2,743	44	314	2,473	3,009	16	800	2,225
4	1,657	22	345	1,334	1,639	2	565	1,076
5	685	19	202	502	379	14	123	270
6	197	25	69	153	36	4	4	36

Subtotal Other Securities(4)	5,282	110	930	4,462	5,063	36	1,492	3,607

Total Public Fixed Maturities	$114,332	$4,576	$3,565	$115,343	$106,110	$4,427	$8,810	$101,727

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)	Includes, as of December 31, 2009 and December 31, 2008, respectively, 19 securities with amortized cost of $177 million (fair value, $175 million) and 13 securities with amortized cost of $3 million (fair value, $2 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $195 million of gross unrealized gains and $129 million gross unrealized losses as of December 31, 2009, compared to $132 million of gross unrealized gains and $132 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity.
(4)	On an amortized cost basis, as of December 31, 2009 includes $231 million in emerging markets securities and $153 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)	December 31, 2009				December 31, 2008
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
1	$20,374	$656	$853	$20,177	$20,231	$977	$2,040	$19,168
2	5,732	308	187	5,853	6,555	59	1,169	5,445

Subtotal High or Highest Quality Securities	26,106	964	1,040	26,030	26,786	1,036	3,209	24,613
3	1,903	56	133	1,826	2,209	8	538	1,679
4	1,552	20	334	1,238	1,324	2	453	873
5	460	19	125	354	349	6	111	244
6	77	22	10	89	15	1	1	15

Subtotal Other Securities(2)	3,992	117	602	3,507	3,897	17	1,103	2,811

Total Public Fixed Maturities	$30,098	$1,081	$1,642	$29,537	$30,683	$1,053	$4,312	$27,424

(1)	Includes, as of December 31, 2009 and December 31, 2008, respectively, 20 securities with amortized cost of $13 million (fair value, $8 million) and 18 securities with amortized cost of $30 million (fair value, $20 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of December 31, 2009, includes $550 million in securitized bank loans and $344 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1) (2)	December 31, 2009				December 31, 2008
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$5,795	$259	$121	$5,933	$6,284	$112	$408	$5,988
2	10,510	454	379	10,585	11,341	92	1,310	10,123

Subtotal High or Highest Quality Securities	16,305	713	500	16,518	17,625	204	1,718	16,111
3	2,267	50	131	2,186	2,405	24	381	2,048
4	1,193	18	118	1,093	1,037	14	244	807
5	482	6	36	452	283	7	59	231
6	313	24	39	298	232	8	39	201

Subtotal Other Securities(4)	4,255	98	324	4,029	3,957	53	723	3,287

Total Private Fixed Maturities	$20,560	$811	$824	$20,547	$21,582	$257	$2,441	$19,398

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of December 31, 2009 and December 31, 2008, respectively, 138 securities with amortized cost of $1,117 million (fair value, $1,124 million) and 129 securities with amortized cost of $1,211 million (fair value, $1,052 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $16 million of gross unrealized gains and $4 million of gross unrealized losses as of December 31, 2009, compared to $25 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2008 on securities classified as held to maturity.
(4)	On an amortized cost basis, as of December 31, 2009 includes $894 million in securitized bank loans and $204 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1)	December 31, 2009				December 31, 2008
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,091	$247	$13	$3,325	$3,379	$116	$115	$3,380
2	6,632	467	41	7,058	6,175	86	460	5,801

Subtotal High or Highest Quality Securities	9,723	714	54	10,383	9,554	202	575	9,181
3	1,354	55	72	1,337	1,651	15	241	1,425
4	923	12	65	870	652	9	141	520
5	269	4	14	259	158	3	39	122
6	157	5	17	145	240	2	11	231

Subtotal Other Securities(2)	2,703	76	168	2,611	2,701	29	432	2,298

Total Private Fixed Maturities	$12,426	$790	$222	$12,994	$12,255	$231	$1,007	$11,479

(1)	Includes, as of December 31, 2009 and December 31, 2008, respectively, 85 securities with amortized cost of $1,358 million (fair value, $1,375 million) and 87 securities with amortized cost of $1,908 million (fair value, $1,797 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of December 31, 2009, includes $526 million in securitized bank loans and $366 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1)	December 31, 2009				December 31, 2008
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$33,076	$1,584	$819	$33,841	$29,537	$874	$1,753	$28,658
2	23,147	1,093	985	23,255	23,777	198	3,420	20,555

Subtotal High or Highest Quality Securities	56,223	2,677	1,804	57,096	53,314	1,072	5,173	49,213
3	4,326	75	308	4,093	4,685	29	983	3,731
4	2,025	37	198	1,864	2,257	15	641	1,631
5	611	24	47	588	433	20	119	334
6	317	25	55	287	178	7	15	170

Subtotal Other Securities	7,279	161	608	6,832	7,553	71	1,758	5,866

Total Corporate Fixed Maturities	$63,502	$2,838	$2,412	$63,928	$60,867	$1,143	$6,931	$55,079

(1)	Reflects equivalent ratings for investments of the international insurance operations.

The following table sets forth our corporate securities by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

NAIC Designation	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,252	$606	$77	$10,781	$9,382	$329	$435	$9,276
2	11,431	751	122	12,060	11,379	120	1,161	10,338

Subtotal High or Highest Quality Securities	21,683	1,357	199	22,841	20,761	449	1,596	19,614
3	2,720	87	108	2,699	3,344	19	589	2,774
4	1,627	29	102	1,554	1,721	11	484	1,248
5	415	22	26	411	335	5	114	226
6	196	24	22	198	252	2	11	243

Subtotal Other Securities	4,958	162	258	4,862	5,652	37	1,198	4,491

Total Corporate Fixed Maturities	$26,641	$1,519	$457	$27,703	$26,413	$486	$2,794	$24,105

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $10 million and $12 million for the years ended December 31, 2009 and 2008, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$3	$140	$—	$435	$3
2	28	—	303	(3)	331	(3)

Subtotal	323	3	443	(3)	766	(0)
3	—	—	132	(2)	132	(2)
4	—	—	—	—	—	—
5	—	—	50	(1)	50	(1)
6	—	—	—	—	—	—

Subtotal	—	—	182	(3)	182	(3)

Total(2)	$323	$3	$625	$(6)	$948	$(3)

Credit Derivatives, Sold Protection—Financial Services Businesses

	December 31, 2008
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$320	$(9)	$207	$(19)	$527	$(28)
2	—	—	517	(84)	517	(84)

Subtotal	320	(9)	724	(103)	1,044	(112)
3	—	—	15	(2)	15	(2)
4	—	—	—	—	—	—
5	—	—	102	(32)	102	(32)
6	—	—	—	—	—	—

Subtotal	—	—	117	(34)	117	(34)

Total(2)	$320	$(9)	$841	$(137)	$1,161	$(146)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 21 to the Consolidated Financial Statements for additional information regarding these derivatives.

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
(in millions)
1	$28	$—	$—	$—	$28	$—
2	—	—	—	—	—	—

Subtotal	28	—	—	—	28	—
3	—	—	—	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—
6	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total(2)	$28	$—	$—	$—	$28	$—

Credit Derivatives, Sold Protection—Closed Block Business

	December 31, 2008
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$20	$(1)	$6	$—	$26	$(1)
2	5	—	25	(1)	30	(1)

Subtotal	25	(1)	31	(1)	56	(2)
3	—	—	—	—	—	—
4	—	—	—	—	—	—
5	5	—	—	—	5	—
6	—	—	—	—	—	—

Subtotal	5	—	—	—	5	—

Total(2)	$30	$(1)	$31	$(1)	$61	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 21 to the Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of December 31, 2009 and December 31, 2008, the Financial Services Businesses had $1.852 billion and $1.069 billion of outstanding notional amounts, reported at fair value as a $113 million asset and a $189 million asset, respectively. As of December 31, 2009 and December 31, 2008, the Closed Block Business had $461 million and $309 million of outstanding notional amounts, reported at fair value as an asset of $61 million and $64 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $52 million and $21 million for the years ended December 31, 2009 and 2008, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 21 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	December 31, 2009		December 31, 2008
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,225	$267	$9,612	$2,605
Three months or greater but less than six months	714	175	13,481	4,623
Six months or greater but less than nine months	201	56	1,082	488
Nine months or greater but less than twelve months	1,260	431	272	159
Greater than twelve months	4,533	1,517	—	—

Total	$7,933	$2,446	$24,447	$7,875

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations. The month count was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments on January 1, 2009.

The gross unrealized losses were primarily concentrated in asset-backed securities as of December 31, 2009 and December 31, 2008. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $2.446 billion as of December 31, 2009 includes $1.162 billion relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of December 31, 2009 also includes $73 million of gross unrealized losses on securities with amortized cost of $117 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $1 million was included in the less than three months timeframe and $72 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At December 31, 2009, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	December 31, 2009		December 31, 2008
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$408	$94	$3,377	$928
Three months or greater but less than six months	203	52	6,159	2,338
Six months or greater but less than nine months	18	7	662	325
Nine months or greater but less than twelve months	859	306	25	21
Greater than twelve months	1,827	672	—	—

Total	$3,315	$1,131	$10,223	$3,612

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations. The month count was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments on January 1, 2009.

The gross unrealized losses were primarily concentrated in asset-backed securities as of December 31, 2009 and December 31, 2008. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.131 billion as of December 31, 2009 includes $885 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of December 31, 2009 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At December 31, 2009, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

In addition, effective with our adoption on January 1, 2009 of new authoritative guidance related to debt securities we recognize an other-than-temporary impairment in earnings for a debt security in an unrealized loss position when either (a) we have the intent to sell the debt security or (b) it is more likely than not we will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, we analyze our ability to recover the amortized cost by comparing the net present value of our best estimate of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The determination of the assumptions used in these projections requires the use of significant management judgment. See Note 2 to the Consolidated Financial Statements for additional information regarding these assumptions and our policies for recognizing other-than-temporary impairments for debt securities.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $1.162 billion and $1.628 billion for the years ended December 31, 2009 and 2008, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the years ended December 31, 2009 and 2008, were $668 million and $970 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $520 million and $718 million for the years ended December 31, 2009 and 2008, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the years ended December 31, 2009 and 2008, were $322 million and $463 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$725	$725	$1,232	$1,232
Fixed Maturities:
Corporate Securities	9,202	9,502	8,814	7,971
Commercial Mortgage-Backed	1,899	1,893	2,335	2,092
Residential Mortgage-Backed	1,434	1,432	708	684
Asset Backed Securities	1,022	857	915	635
Foreign Government	508	517	416	420
U.S. Government	169	159	147	143

Total Fixed Maturities	14,234	14,360	13,335	11,945
Equity Securities	1,033	935	1,074	698

Total trading account assets supporting insurance liabilities	$15,992	$16,020	$15,641	$13,875

As a percentage of amortized cost, 75% of the portfolio was publicly traded as of both December 31, 2009, and December 31, 2008. As of both December 31, 2009 and December 31, 2008, 88% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of December 31, 2009, $1.244 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $117 million secured by “ALT-A” mortgages, represented the remaining $190 million of residential mortgage-backed securities, of which 87% have credit ratings of A or better and 13% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2009		December 31, 2008
Industry(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$3,089	$3,221	$2,870	$2,631
Utilities	2,017	2,076	1,958	1,757
Services	1,322	1,364	1,464	1,302
Finance	1,254	1,261	1,045	931
Energy	705	733	624	553
Transportation	474	488	462	426
Retail and Wholesale	330	348	390	371
Other	11	11	1	—

Total Corporate Securities	$9,202	$9,502	$8,814	$7,971

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
Collateralized by sub-prime mortgages:
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	1	—	—	—	126	127	133
2006	1	3	17	14	96	131	183
2005	7	3	—	—	50	60	83
2004 & Prior	3	25	5	15	31	79	94

Total collateralized by sub-prime mortgages	12	31	22	29	303	397	493
Other asset-backed securities:
Collateralized by auto loans	130	4	—	2	—	136	149
Collateralized by credit cards	283	—	—	105	—	388	141
Other asset-backed securities	49	3	7	30	12	101	132

Total asset-backed securities	$474	$38	29	$166	$315	$1,022	$915

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
Collateralized by sub-prime mortgages:
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	1	—	—	—	64	65	61
2006	1	3	6	7	65	82	115
2005	6	3	—	—	33	42	63
2004 & Prior	2	17	4	11	17	51	59

Total collateralized by sub-prime mortgages(1)	10	23	10	18	179	240	298
Other asset-backed securities:
Collateralized by auto loans	131	4	—	2	—	137	144
Collateralized by credit cards	295	—	—	102	—	397	89
Other asset-backed securities(2)	44	3	6	25	5	83	104

Total asset-backed securities	$480	$30	$16	$147	$184	$857	$635

(1)	Included within the $240 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of December 31, 2009 are $4 million of securities collateralized by second-lien exposures at fair value.
(2)	As of December 31, 2009, includes collateralized debt obligations with fair value of $7 million, none of which are secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, franchises, education loans, and equipment leases.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	46	—	—	—	—	46	46
2006	193	4	—	—	—	197	197
2005	840	10	—	—	—	850	1,012
2004 & Prior	707	52	35	9	3	806	1,080

Total commercial mortgage-backed securities(1)	$1,786	$66	$35	$9	$3	$1,899	$2,335

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2009						Total December 31, 2008
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	43	—	—	—	—	43	33
2006	196	4	—	—	—	200	168
2005	847	9	—	—	—	856	906
2004 & Prior	710	47	29	5	3	794	985

Total commercial mortgage-backed securities	$1,796	$60	$29	$5	$3	$1,893	$2,092

(1)	Included in the table above as of December 31, 2009 are downgraded super senior securities with amortized cost of $13 million in AA.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	December 31, 2009				December 31, 2008
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$6,986	$193	$91	$7,088	$5,843	$48	$455	$5,436
2	2,349	118	30	2,437	2,673	4	359	2,318

Subtotal High or Highest Quality Securities	9,335	311	121	9,525	8,516	52	814	7,754
3	422	7	45	384	544	—	128	416
4	272	3	41	234	279	—	93	186
5	93	—	33	60	50	—	29	21
6	76	2	51	27	30	—	27	3

Subtotal Other Securities	863	12	170	705	903	—	277	626

Total Public Trading Account Assets Supporting Insurance Liabilities	$10,198	$323	$291	$10,230	$9,419	$52	$1,091	$8,380

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	December 31, 2009				December 31, 2008
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$833	$32	$12	$853	$977	$2	$60	$919
2	2,379	116	18	2,477	2,191	13	191	2,013

Subtotal High or Highest Quality Securities	3,212	148	30	3,330	3,168	15	251	2,932
3	592	11	18	585	571	2	74	499
4	153	4	11	146	141	—	37	104
5	54	1	4	51	10	—	2	8
6	25	—	7	18	26	—	4	22

Subtotal Other Securities	824	16	40	800	748	2	117	633

Total Private Trading Account Assets Supporting Insurance Liabilities	$4,036	$164	$70	$4,130	$3,916	$17	$368	$3,565

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

	December 31, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$5	$5	$—	$—	$6	$6	$—	$—
Fixed Maturities:
Corporate Securities	191	192	110	122	96	88	123	105
Asset-Backed Securities	965	913	40	40	371	269	25	15
Commercial Mortgage-Backed	238	136	—	—	216	135	—	—
Residential Mortgage-Backed	287	158	—	—	278	150	—	—
Foreign Government	24	24	—	—	33	34	—	—
U.S. Government	12	12	—	—	9	9	—	—

Total Fixed Maturities	1,717	1,435	150	162	1,003	685	148	120
Equity Securities	148	157	4	5	30	23	—	—
Other	17	19	—	—	14	14	—	—

Total other trading account assets	$1,887	$1,616	$154	$167	$1,053	$728	$148	$120

During 2009, we purchased asset-backed securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility, or TALF. TALF provides secured financing for the acquisition of asset-backed securities backed by certain types of consumer and small business loans. As of December 31, 2009, there were $466 million of remaining asset-backed securities attributable to the Financial Services Businesses purchased under TALF that are reflected within “Other trading account assets.” We received secured financing from the Federal Reserve of $429 million related to the purchase of these securities that is reflected within “Long-term debt.” For additional information regarding TALF, see “—Liquidity and Capital Resources.”

As of December 31, 2009, on an amortized cost basis 87% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 10% have BBB and the remaining 3% have BB and below credit ratings. As of December 31, 2009, on an amortized cost basis 25% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 75% have BBB credit ratings.

Beginning in second quarter of 2008 and continuing through 2009, we restructured certain externally managed investments in the European market attributable to the Financial Services Businesses, which reflected our investment in medium term notes that are collateralized by investment portfolios primarily consisting of European fixed income securities. These investments are now included as direct holdings in our portfolio and are generally reflected within “Other trading account assets.” The medium term note investments were previously recorded within “fixed maturity securities–available for sale.” For additional information regarding externally managed investments in the European market, see “—Fixed Maturity Securities—Asset-Backed Securities.”

Commercial Mortgage and Other Loans

Investment Mix

As of December 31, 2009 and December 31, 2008 we held approximately 12% and 13%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $534 million and $211 million allowance for losses as of December 31, 2009 and December 31, 2008, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	December 31, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
		(in millions)
Commercial mortgage loans	$19,322	$8,486	$19,936	$8,765
Uncollateralized loans	1,349	—	1,204	40
Loans collateralized by residential properties	909	1	976	1
Other collateralized loans(1)	111	—	129	—

Total commercial mortgage and other loans(2)	$21,691	$8,487	$22,245	$8,806

(1)	Other collateralized loans attributable to the Financial Services Businesses includes $93 million and $109 million of collateralized consumer loans and $17 million and $19 million of loans collateralized by aviation assets as of December 31, 2009 and December 31, 2008, respectively.
(2)	Excluded from the tables above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Composition of Commercial Mortgage Loans

The global financial markets have experienced extreme stress since the second half of 2007. The availability and cost of credit has been materially affected, leading to a decrease in the overall liquidity and availability of capital in the commercial mortgage loan market, and in particular a decrease in activity by securitization lenders. These conditions have led to greater opportunities for more selective originations by portfolio lenders such as our general account. While we have observed weakness in commercial real estate fundamentals, delinquency rates on our commercial mortgage loans have been relatively stable in recent years. However, continued difficult conditions in the global financial markets and the overall economic downturn has put additional pressure on these fundamentals through rising vacancies, falling rents and falling property values, resulting in potentially higher levels of loan losses.

Our commercial mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial mortgage loans by geographic region and property type as of the dates indicated.

	December 31, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by region:
U.S. Regions:
Pacific	$5,744	29.7%	$2,834	33.4%	$5,854	29.4%	$2,834	32.3%
South Atlantic	4,530	23.4	1,687	19.9	4,614	23.2	1,751	20.0
Middle Atlantic	2,909	15.1	1,837	21.6	2,953	14.8	1,896	21.6
East North Central	1,649	8.5	448	5.3	1,772	8.9	500	5.7
West South Central	1,370	7.1	653	7.7	1,460	7.3	646	7.4
Mountain	1,070	5.6	398	4.7	1,129	5.7	407	4.6
New England	775	4.0	214	2.5	903	4.5	327	3.7
West North Central	563	2.9	196	2.3	604	3.0	180	2.1
East South Central	367	1.9	163	1.9	385	1.9	167	1.9

Subtotal—U.S.	18,977	98.2	8,430	99.3	19,674	98.7	8,708	99.3
Asia	11	0.1	—	—	1	—	—	—
Other	334	1.7	56	0.7	261	1.3	57	0.7

Total commercial mortgage loans	$19,322	100.0%	$8,486	100.0%	$19,936	100.0%	$8,765	100.0%

	December 31, 2009				December 31, 2008
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by property type:
Industrial buildings	$4,290	22.2%	$1,861	21.9%	$4,544	22.8%	$1,959	22.3%
Retail stores	4,123	21.3	1,677	19.8	3,742	18.8	1,578	18.0
Office buildings	4,001	20.7	1,859	21.9	4,024	20.2	1,787	20.4
Apartment Complexes	2,881	14.9	1,376	16.2	3,549	17.8	1,727	19.7
Other	1,809	9.4	550	6.5	1,719	8.6	518	5.9
Hospitality	1,137	5.9	453	5.3	1,134	5.7	427	4.9
Agricultural properties	1,081	5.6	710	8.4	1,224	6.1	769	8.8

Total commercial mortgage loans	$19,322	100.0%	$8,486	100.0%	$19,936	100.0%	$8,765	100.0%

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

As of December 31, 2009, our general account investments in commercial mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.80 times, and a weighted average loan-to-value ratio of 65%. As of December 31, 2009, approximately 96% of commercial mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of December 31, 2009, our general account investments in commercial mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.88 times, and a weighted average loan-to-value ratio of 58%. As of December 31, 2009, approximately 99% of commercial mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial mortgage loans attributable to the Financial Services Businesses that were originated in 2009, the weighted average loan-to-value ratio was 59%, and the weighted average debt service coverage ratio was 1.72 times.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage loan portfolio attributable to the Financial Services Businesses included approximately $1.1 billion and $1.8 billion of such loans as of December 31, 2009 and December 31, 2008, respectively, and our commercial mortgage loan portfolio attributable to the Closed Block Business included approximately $0.4 billion and $0.7 billion of such loans as of December 31, 2009 and December 31, 2008, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2009 there are $11 million and $2 million of loan-specific reserves related to these loans in the Financial Services Businesses and Closed Block Business, respectively. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below, For information regarding similar loans we hold as part of our commercial mortgage operations, see “—Invested Asset of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	December 31, 2009
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Commercial Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—50%	$2,813	$483	$727	$541	$171	$101	$4,836
50%—60%	1,267	370	936	394	145	58	3,170
60%—70%	622	190	787	1,356	94	28	3,077
70%—80%	353	606	1,185	1,693	377	142	4,356
80%—90%	93	70	373	848	283	246	1,913
90%—100%	—	—	123	188	255	197	763
Greater than 100%	20	—	—	243	345	599	1,207

Total commercial mortgage loans	$5,168	$1,719	$4,131	$5,263	$1,670	$1,371	$19,322

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	December 31, 2009
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Commercial Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—50%	$1,959	$435	$522	$350	$64	$59	$3,389
50%—60%	389	198	366	188	71	66	1,278
60%—70%	83	44	254	549	6	44	980
70%—80%	75	86	470	708	100	15	1,454
80%—90%	112	45	199	156	94	83	689
90%—100%	—	—	—	80	161	61	302
Greater than 100%	—	—	—	123	106	165	394

Total commercial mortgage loans	$2,618	$808	$1,811	$2,154	$602	$493	$8,486

The following tables set forth the breakdown of our commercial mortgage loans by year of origination as of December 31, 2009.

Commercial Mortgage Loans by Year of Origination

	December 31, 2009
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2009	$1,581	8.2%	$506	6.0%
2008	3,708	19.2	1,202	14.2%
2007	4,641	24.0	1,681	19.8%
2006	3,304	17.1	1,057	12.4%
2005	2,123	11.0	801	9.4%
2004 and prior	3,965	20.5	3,239	38.2%

Total commercial mortgage loans	$19,322	100.0%	$8,486	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following tables set forth the breakdown of our commercial mortgage and other loan portfolio by contractual maturity as of December 31, 2009.

	December 31, 2009
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2010	$1,465	6.8%	$333	3.9%
Maturing in 2011	2,105	9.7	581	6.8
Maturing in 2012	3,412	15.7	1,055	12.4
Maturing in 2013	2,612	12.1	934	11.0
Maturing in 2014	1,397	6.4	956	11.3
Maturing in 2015	2,064	9.5	919	10.8
Maturing in 2016	2,348	10.8	912	10.8
Maturing in 2017	1,743	8.1	601	7.1
Maturing in 2018	1,111	5.1	611	7.2
Maturing in 2019 and beyond	3,434	15.8	1,585	18.7

Total commercial mortgage and other loans	$21,691	100.0%	$8,487	100.0%

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

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans that are determined to be non-performing as a result of our loan review process, and a portfolio reserve for probable incurred but not specifically identified losses for loans which are not on the watch list. We define a non-performing loan as a loan for which we estimate it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on the internal quality ratings mentioned above, as well as property type diversification, our past loan experience and other relevant factors. Together with historical credit migration and default statistics, the internal quality ratings are used to determine a default probability by loan. Historical loss severity statistics by property type are then applied to arrive at an estimate for incurred but not specifically identified losses. Historical credit migration, default and loss severity statistics are updated each quarter based on our actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations. The valuation allowance for commercial mortgage and other loans can increase or decrease from period to period based on these factors.

The following table sets forth the gross carrying value for commercial mortgage and other loans by loan classification as of the dates indicated:

	December 31, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Current	$21,385	$8,461	$22,162	$8,788
Delinquent, not in foreclosure	179	13	57	17
Delinquent, in foreclosure	6	3	—	—
Restructured	121	10	26	1

Total commercial mortgage and other loans	$21,691	$8,487	$22,245	$8,806

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	December 31, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$153	$58	$90	$28
Addition to/(release of) allowance for losses	335	86	58	30
Charge-offs, net of recoveries	(81)	(20)	—	—
Change in foreign exchange	3	—	5	—

Allowance, end of period	$410	$124	$153	$58

As of December 31, 2009 the $410 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses includes $162 million related to loan specific reserves and $248 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2008 the $153 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $8 million related to loan specific reserves and $145 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of December 31, 2009 the $124 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business includes $13 million related to loan specific reserves and $111 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2008 the $58 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $6 million related to loan specific reserves and $52 million related to the portfolio reserve for probable incurred but not specifically identified losses. The increase in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects the overall economic downturn and weakness in commercial real estate fundamentals, as discussed above.

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

Equity Securities—Financial Services Businesses

	December 31, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Public equity	$2,979	$440	$117	$3,302	$3,807	$43	$624	$3,226
Private equity(1)	469	66	39	496	461	20	48	433

Total Equity	$3,448	$506	$156	$3,798	$4,268	$63	$672	$3,659

(1)	Includes non-public securities, primarily private non-redeemable preferred stock. Hedge funds and other alternative investments are included in Other Long Term Investments.

Public equity securities include mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance. These mutual funds invest primarily in high yield bonds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2009 were $1,394 million, $371 million, $0 million, and $1,765 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2008 were $1,306 million, $23 million, $119 million, and $1,210 million, respectively.

Equity securities also include perpetual preferred securities, which have characteristics of both debt and equity securities. The cost, gross unrealized gains, gross unrealized losses, and fair value of perpetual preferred securities as of December 31, 2009 were $829 million, $31 million, $58 million, and $802 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these securities as of December 31, 2008 were $378 million, $1 million, $93 million, and $286 million, respectively.

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

Equity Securities—Closed Block Business

	December 31, 2009				December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Public equity	$2,638	$504	$69	$3,073	$2,998	$196	$811	$2,383
Private equity	9	3	—	12	17	—	—	17

Total Equity	$2,647	$507	$69	$3,085	$3,015	$196	$811	$2,400

The cost, gross unrealized gains, gross unrealized losses, and fair value of perpetual preferred securities as of December 31, 2009 were $161 million, $8 million, $11 million, and $158 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these securities as of December 31, 2008 were $106 million, $0 million, $29 million, and $77 million, respectively.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	December 31, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$829	$30	$1,096	$71
Three months or greater but less than six months	159	18	340	31
Six months or greater but less than nine months	13	1	174	9
Nine months or greater but less than twelve months	56	7	124	6
Greater than twelve months	691	59	256	33

Total	$1,748	$115	$1,990	$150

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	December 31, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$24	$6	$1,002	$337
Three months or greater but less than six months	49	13	248	80
Six months or greater but less than nine months	12	4	39	17
Nine months or greater but less than twelve months	21	5	322	88
Greater than twelve months	36	13	—	—

Total	$142	$41	$1,611	$522

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of December 31, 2009 were primarily concentrated in the finance, energy, and manufacturing sectors compared to December 31, 2008 where the gross unrealized losses were primarily concentrated in the finance, other, and manufacturing sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $41 million as of December 31, 2009 includes $10 million of gross unrealized losses on securities with a cost of $23 million where the estimated fair value had declined and remained below cost by 50% or more, all of which was included in the greater than twelve months timeframe. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2009. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	December 31, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$2,188	$10	$1,348	$106
Three months or greater but less than six months	267	23	—	—
Six months or greater but less than nine months	8	—	—	—
Nine months or greater but less than twelve months	16	4	—	—
Greater than twelve months	109	11	—	—

Total	$2,588	$48	$1,348	$106

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	December 31, 2009		December 31, 2008
	Cost(1)	Gross Unrealized Losses(1)	Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$29	$8	$288	$89
Three months or greater but less than six months	24	10	1,289	580
Six months or greater but less than nine months	2	1	72	36
Nine months or greater but less than twelve months	4	2	—	—
Greater than twelve months	—	—	—	—

Total	$59	$21	$1,649	$705

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of December 31, 2009 were primarily concentrated in the finance, services, and manufacturing sectors compared to December 31, 2008 where the gross unrealized losses were primarily concentrated in the manufacturing, finance and services sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $21 million as of December 31, 2009 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2009. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis and is included in “Realized investment gains (losses). See Note 2 to the Consolidated Financial Statements for additional information regarding our policies around other-than-temporary impairments for equity securities. See Note 20 to the Consolidated Financial Statements for information regarding the fair value methodology used for equity securities.

Impairments of equity securities attributable to the Financial Services Businesses were $389 million and $815 million for the years ended December 31, 2009 and 2008, respectively. Impairments of equity securities attributable to the Closed Block Business were $613 million and $387 million for the years ended December 31, 2009 and 2008, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	December 31, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$331	$338	$405	$348
Non real estate related	816	1,049	904	1,044
Real estate held through direct ownership(1)	1,055	—	1,109	—
Other(2)	609	158	617	237

Total other long-term investments	$2,811	$1,545	$3,035	$1,629

(1)	Primarily includes investment in an office building used by our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holding in the Federal Home Loan Bank of New York, see Note 14 to the Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	December 31, 2009	December 31, 2008
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,953	$1,805
Private, available for sale, at fair value	49	55
Other trading account assets, at fair value	1,250	3,488
Equity securities, available for sale, at fair value	12	6
Commercial mortgage and other loans, at book value(1)	1,740	2,274
Securities purchased under agreements to resell	6	480
Other long-term investments	1,548	2,348
Short-term investments	1,179	1,218

Total investments	$7,737	$11,674

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

The table above includes the invested assets of our brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet are not included.

Fixed Maturity Securities

Fixed maturity securities primarily include investments related to our banking operations, where customer deposit liabilities are primarily supported by fixed maturity and short-term investments, in addition to cash and cash equivalents.

As of December 31, 2009, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of $770 million and fair value of $795 million, 99% of which have credit ratings of A or above and the remaining 1% of which have credit ratings of BB and below. Also included are available for sale commercial mortgage-backed securities with amortized cost of $87 million and fair value of $92 million, 92% of which have credit ratings of A or above and the remaining 8% of which have credit ratings of BB and below. Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of December 31, 2009 all of which have AAA credit ratings.

As of December 31, 2009, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $242 million and fair value of $243 million, none which represents securities collateralized by sub-prime mortgages. Based on amortized cost, 90% of the available for sale asset-backed securities have credit ratings of A or above and the remaining 10% have BBB or below credit ratings. The asset-backed securities as of December 31, 2009, include collateralized debt obligations with amortized cost of $21 million and fair value of $7 million. An additional $38 million of asset-backed securities held outside the general account as of December 31, 2009 are classified as other trading account assets, 92% of which have credit ratings of AAA and 8% of which have credit ratings of B.

Other Trading Account Assets

Other trading account assets primarily include trading positions held by our derivatives trading operations and our global commodities group. Our derivatives trading operations maintain trading positions in various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. We seek to use short security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks associated with these positions. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts. Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal.

Commercial mortgage and other loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. These interim loans are inherently more risky than those collateralized by properties that have already stabilized. Due to market conditions and the inherent risk of these loans, the underwriting of new interim loans was suspended during the third quarter of 2008. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of December 31, 2009, the interim loans had an unpaid principal balance of $1.7 billion and an allowance for losses or credit related market value losses totaling $236 million. The weighted average loan-to-value ratio was 112%, indicating that, in aggregate, the loan amount was greater than the collateral value, and the weighted average debt service coverage ratio was 1.16 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of December 31, 2009, we also hold $59 million of commercial real estate held for sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

Other long-term investments

Other long-term investments primarily include proprietary investments made as part of our asset management operations. We make these proprietary investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). As part of our asset management operations we also make loans to our managed funds that are secured by equity commitments from investors or assets of the funds.

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

	December 31, 2009		December 31, 2008
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
General Account
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$7,828	$3,662	$6,852	$3,188
Trading Account Assets Supporting Insurance Liabilities	1,893	—	2,092	—
Other Trading Account Assets	136	—	135	—
Commercial Mortgage Loans, at gross carrying value(1)	19,322	8,486	19,936	8,765
Real estate related joint ventures and limited partnerships(2)	331	338	405	348
Real estate held through direct ownership(3)	1,055	—	1,109	—

Other Entities and Operations(4)
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$92	$—	$22	$—
Other Trading Account Assets	—	—	1	—
Commercial Mortgage Loans, at gross carrying value(5)	1,739	—	2,175	—
Real estate related joint ventures and limited partnerships(2)	492	—	437	—
Real estate held through direct ownership(3)	461	—	1,056	—

(1)	Carrying value is generally based on unpaid principal balance. Amounts are shown gross of allowance for losses of $371 million and $124 million as of December 31, 2009 and $116 million and $58 million as of December 31, 2008, attributable to the Financial Services Businesses and the Closed Block Business, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.
(2)	Balances accounted for under either the cost or equity method and include all real estate related exposures, net of impairments.
(3)	Represents wholly-owned investment real estate which we have the intent to hold for the production of income as well as real estate held for sale. Real estate which we have the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.
(4)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.
(5)	Carrying value is generally based on unpaid principal balance, the lower of cost or fair value, or fair value. Amounts are shown gross of allowance for losses of $147 million and $76 million as of December 31, 2009 and December 31, 2008, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.

Liquidity and Capital Resources

Overview

The disruptions in the capital markets that began in the second half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated to unprecedented levels in the latter half of 2008 and continued into 2009, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. These disruptions resulted in significant market volatility and adversely impacted the availability and cost of credit and capital. However, certain markets have shown marked improvement since mid-2009. Equity markets have appreciated, with less volatility, and bond spreads have tightened significantly.

We took advantage of these improved market conditions and raised approximately $4.4 billion in the capital markets in 2009. In June, we sold 36,858,975 shares of Prudential Financial Common Stock in a public offering, at a price of $39.00 per share, for gross proceeds of $1.438 billion and we announced at that time that we would not participate in the TARP Capital Purchase Program. In June and September, we sold an aggregate of $2.5 billion of Prudential Financial medium-term notes. In September, we issued $500 million of Prudential Insurance surplus notes that are exchangeable for Prudential Financial Common Stock. These financing transactions allowed us to preserve our financial flexibility by conserving internal resources and paying down a portion of our commercial paper borrowings.

In January 2010, we issued an additional $1.25 billion of Prudential Financial medium-term notes.

On December 31, 2009, we received $4.5 billion of proceeds in cash from Wells Fargo upon the completion of the sale of our minority joint venture interest in Wachovia Securities. The proceeds are being held in cash and short-term investments until such time as the proceeds, net of taxes, are invested longer-term. In addition, we received $418 million in payment of the principal of and accrued interest on the subordinated promissory note in the principal amount of $417 million that had been issued by Wachovia Securities in connection with the establishment of the joint venture.

Also, in June 2009, we repurchased $1.819 billion of the floating rate convertible senior notes that we issued in 2007, at par plus accrued interest, as required by the holders under the terms of the notes, using existing cash and short-term investments.

As the dislocation in the markets continued, we took certain other actions during 2009 to strengthen our liquidity and capital position, including the following: (1) made capital contributions and capital loans to our international insurance operations in Japan totaling $366 million; (2) borrowed $1.5 billion from the Federal Home Loan Bank of New York, or FHLBNY, in the form of collateralized funding agreements, to replace funding agreements between Prudential Financial and Prudential Insurance, thereby converting retail medium-term note issuances to general corporate debt; (3) significantly reduced our reliance on commercial paper; (4) sold assets held by some of our affiliates to reduce their borrowing needs; (5) monetized gains from certain derivative positions, including those related to the U.S. dollar denominated products co-insured from our Japanese insurance operations; (6) completed internal asset sales; and (7) repaid affiliate surplus notes. While the above actions have strengthened our liquidity and capital position, certain of them, as well as our decision to maintain higher levels of cash and short-term investments than in prior periods, have had a negative impact on current earnings.

The Company continues to operate with significant cash and short-term investments on the balance sheet and has access to alternate sources of liquidity, as described below. However, should the recent improvements in the capital markets prove temporary and the severity of prior markets return, such market disruptions could potentially adversely affect Prudential Financial’s and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. We may take additional actions beyond those described above, especially in the event of such disruptions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets; (2) reduce or eliminate future shareholder dividends on Prudential Financial Common Stock; (3) utilize further proceeds from our outstanding retail medium-term notes for general corporate purposes by accelerating repayments of additional funding agreements from Prudential Insurance; (4) undertake additional capital management activities, including reinsurance transactions; (5) transfer ownership of certain subsidiaries of Prudential Financial to Prudential Insurance; (6) take additional actions related to derivatives; (7) limit or curtail sales of certain products and/or restructure existing products; (8) undertake further asset sales or internal asset transfers; and (9) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties, which are outside of our control, or have economic costs associated with them. In the event that market conditions were to deteriorate, we may also be required to make further capital contributions to our regulated domestic or international subsidiaries.

Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and its subsidiaries, including reasonably foreseeable contingencies.

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of debt service, declared shareholder dividends, operating expenses, capital contributions and obligations to subsidiaries, are dividends, returns of capital and interest income from its subsidiaries, and cash and short-term investments. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets and bank facilities, as well as the “—Alternative Sources of Liquidity” described below.

As of December 31, 2009, Prudential Financial had cash and short-term investments of $3.830 billion, a decrease of $604 million from December 31, 2008. Included in the cash and short-term investments of Prudential Financial is $916 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its affiliates on a daily basis. Short-term investments comprise $660 million of Prudential Financial’s total cash and short-term investments and consist primarily of government agency securities and money market funds.

Prudential Financial’s principal sources and uses of cash and short-term investments for the year ended December 31, 2009 were as follows:

Year Ended December 31, 2009
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,305
Net proceeds from the issuance of Common Stock(2)	1,391
Proceeds from the issuance of long-term senior debt, net of repayments(2)	2,264
Repayment of funding agreements from Prudential Insurance(3)	1,359
Receipt from subsidiary for taxes on Wachovia Securities joint venture settlement	1,186
Proceeds from stock-based compensation and exercise of stock options	205

Total sources	7,710

Uses:
Capital contributions to subsidiaries(4)	1,567
Shareholder dividends	347
Repayment of short-term debt, net of issuances(5)	1,928
Repayment of retail medium term notes(2)	200
Repayment of floating rate convertible senior notes(2)	2,141
Payments to purchase fixed maturity securities	198
Net borrowings under intercompany loan agreements(6)	1,246
Other, net	687

Total uses	8,314

Net decrease in cash and short-term investments	$(604)

(1)	Includes dividends and/or returns of capital of $952 million from international insurance and investments subsidiaries, including the repayment of capital loans which were refinanced from internal sources in connection with the maturity of ¥74 billion borrowed under unsecured bridge loan facilities, $266 million from asset management subsidiaries and $87 million from other subsidiaries.
(2)	See “—Financing Activities.”
(3)	See “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(4)	Includes capital contributions of $871 million to international insurance and investments subsidiaries, $277 million to Pruco Reinsurance, $189 million to asset management subsidiaries, $95 million to an irrevocable trust, commonly referred to as “rabbi trust,” which holds assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans, and $135 million to other subsidiaries.
(5)	Includes repayment at maturity of ¥74 billion borrowed under unsecured bridge loan facilities as discussed in “—Financing Activities” and a decrease in outstanding commercial paper as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Commercial Paper Programs.”
(6)	Includes net borrowings of $595 million by Prudential Annuities Life Assurance Corporation primarily to fund deferred acquisition costs on variable annuity products, $350 million by Pruco Reinsurance to support the capital markets hedging program related to our variable annuity products, partially offset by the repayment of $498 million of intercompany surplus notes by Prudential Arizona Reinsurance Captive Company. Also includes net borrowings of $396 million and $282 million by our asset management subsidiaries and real estate and relocation services business, respectively, serving as replacement funding for short-term borrowings with Prudential Funding, LLC. The remainder represents loans and repayments from other subsidiaries and net activity in our intercompany liquidity account discussed above.

On November 10, 2009, Prudential Financial’s Board of Directors declared an annual dividend for 2009 of 70 cents per share of Common Stock, payable on December 18, 2009, to shareholders of record at the close of business on November 24, 2009. The 2009 Common Stock dividend represents an increase of approximately 21 percent from the 2008 Common Stock dividend.

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

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of December 31, 2009 was as follows:

December 31, 2009
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension /postretirement benefits)	$25,399
Junior subordinated debt (hybrid securities)(1)	1,518
Capital debt(1)	6,935

Total capital	$33,852

(1)	Our capital debt to total capital ratio was 21.6% as of December 31, 2009. For the purpose of calculating this ratio, 75% of the hybrid securities are attributed equity credit, with the remaining 25% treated as capital debt.

As shown in the table above, as of December 31, 2009, the Financial Services Businesses had $33.9 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of December 31, 2009.

In October 2008, in response to the severe dislocation affecting the financial markets, the U.S. Treasury launched the TARP Capital Purchase Program which involved the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury.

We applied in October 2008 to participate in the TARP Capital Purchase Program and on May 14, 2009, we received preliminary approval from the U.S. Treasury to participate in the Program. However, on June 1, 2009, we announced that we would not participate in the TARP Capital Purchase Program.

In addition to the foregoing, the U.S. federal government, as well as foreign governments and central banks, have taken or are considering taking other actions to address the recent financial market dislocation, which could include increased regulation of financial services and financial institutions. We cannot predict with any certainty whether these actions will be adopted or the effect they may have on the financial markets, or on our businesses, results of operations, cash flows or financial condition. For additional information regarding the potential increased regulation of financial services and financial institutions see “Business—Regulation.”

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by

Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. As of December 31, 2009 and 2008, Prudential Insurance’s unassigned surplus was $5.295 billion and $2.781 billion, respectively, and it recorded applicable adjustments for cumulative unrealized investment gains of $925 million and $283 million, respectively. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend or distribution. If the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, exceeds a specified statutory limit it is considered an extraordinary dividend or distribution and Prudential Insurance must obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers is generally the greater of 10% of the prior calendar year’s statutory surplus, which surplus was $10.042 billion as of December 31, 2009, or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, which was $2.424 billion for the year ended December 31, 2009. Prudential Insurance and our other insurance subsidiaries may also be subject to additional company specific regulatory limitations and adjustments. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

Although Prudential Insurance had the capacity under the regulatory requirements to pay dividends to its parent in 2009, it did not declare or pay any dividends to its parent. The payment of dividends by Prudential Insurance to its parent in 2010 will depend on market conditions and other factors.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain other restrictions that preclude Gibraltar Life from paying dividends to Prudential Financial in the near term. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay such dividends. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan, which began paying dividends in 2006. Further, deterioration in market conditions could adversely impact the capital positions of our international insurance companies, which could further restrict their ability to pay dividends. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

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

Commercial Paper Programs

Prudential Financial has a commercial paper program currently rated “A-1” by S&P, “P-2” by Moody’s and “F2” by Fitch with an authorized capacity of $5.0 billion. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. Prudential Financial’s outstanding commercial paper borrowings were $146 million as of December 31, 2009, with a weighted average maturity of 47 days, of which 29% was overnight. This represents a decrease of $1.097 billion from December 31, 2008, largely due to the repayment of maturing commercial paper issued under the CPFF program described below and a reduction in the commercial paper supporting excess cash held at Prudential Financial. The daily average commercial paper outstanding during 2009 under this program was $564 million. The weighted average interest rate on these borrowings was 1.61% and 3.20% for the years ended December 31, 2009 and 2008, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program currently rated “A-1+” by S&P, “P-2” by Moody’s and “F1” by Fitch with a current authorized capacity of $12.0 billion. Prudential Funding’s outstanding commercial paper borrowings were $730 million as of December 31, 2009, with a weighted average maturity of 23 days, of which 19% was overnight. This represents a decrease of $3.624 billion from December 31, 2008, largely due to the elimination of investments in our enhanced short-term portfolio and repayment of loans by our affiliates funded through a combination of asset sales, substitute funding from Prudential Financial from the proceeds of medium-term notes and other internal sources of cash. As of December 31, 2009, the majority of the proceeds from outstanding commercial paper were held in cash and cash equivalents, while the remainder was primarily utilized to fund the working capital needs of our affiliates and short-term cash flow timing mismatches. The daily average commercial paper outstanding during 2009 under this program was $2.362 billion. The weighted average interest rates on these borrowings were 0.77% and 2.50% for the year ended December 31, 2009 and 2008, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval during the fourth quarter of 2008 to participate in the Commercial Paper Funding Facility, or CPFF, sponsored by the Federal Reserve Bank of New York. Commercial paper programs were required to maintain ratings of at least A-1/P-1/F1 by at least two rating agencies in order to be eligible for the CPFF. Prudential Financial became ineligible to participate in the CPFF due to a commercial paper credit rating downgrade in February 2009. Access to the CPFF for all issuers was terminated by the Federal Reserve on February 1, 2010. As of December 31, 2009, neither Prudential Financial nor Prudential Funding had any commercial paper outstanding under the CPFF.

We continue to see improvements in the capital markets, including increased demand in the short-term markets. As a result, we have seen the credit markets begin to function in a more normalized fashion. However, rating agency actions in 2009 impacted our commercial paper programs. While the financing cost of Prudential Financial’s commercial paper remained elevated versus its historical cost basis relative to the target federal funds rate, this spread tightened significantly over the course of the year as investor demand for credit products increased. The financing cost of Prudential Funding’s commercial paper remained elevated versus its historical cost basis relative to the target federal funds rate over the same period as a result of its commercial paper rating being placed on negative watch and eventually being downgraded by Moody’s. Although we have experienced a reduction in investor demand for Prudential Funding’s commercial paper versus historical levels, we have recently seen significant investor demand and spread compression as a split-rated program.

While we consider the availability of low cost and efficient financing that commercial paper provides as one of our alternative sources of liquidity, we have significantly reduced our reliance on commercial paper to fund our operations, and have developed plans which would enable us to further reduce, or if necessary eliminate, our borrowings under the Prudential Financial and Prudential Funding commercial paper programs through the use of other sources of liquidity.

Both commercial paper programs are backed by our unsecured committed lines of credit. As of December 31, 2009, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.340 billion. There were no outstanding borrowings under these facilities as of December 31, 2009. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending and repurchase agreements, in order to earn spread income, to borrow funds, or to facilitate trading activity. These programs are driven by portfolio holdings in securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our domestic insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase of two years or less. A portion of the asset-backed securities held in our short-term spread portfolios, including our enhanced short-term portfolio, are collateralized by sub-prime mortgages. Floating rate assets comprise the majority of our short-term spread portfolio. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings, including details regarding those securities held in our enhanced short-term portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

As of December 31, 2009, our Financial Services Businesses had liabilities totaling $5.532 billion under such programs, including $2.985 billion representing securities sold under agreements to repurchase, $2.323 billion representing cash collateral for loaned securities and $224 million representing securities sold but not yet purchased. Of the $5.532 billion for the Financial Services Businesses as of December 31, 2009, $2.809 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from 2 days to 3 months with a weighted average maturity of 38 days. As of December 31, 2008, our Financial Services Businesses had liabilities totaling $7.455 billion under such programs.

As of December 31, 2009, our Closed Block Business had liabilities totaling $3.888 billion under such programs, including $3.048 billion representing securities sold under agreements to repurchase and $840 million representing cash collateral for loaned securities. Of the $3.888 billion for the Closed Block Business as of December 31, 2009, $2.330 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from 2 days to 3 months with a weighted average maturity of 34 days. As of December 31, 2008, our Closed Block Business had liabilities totaling $5.096 billion under such programs.

As of December 31, 2009, our domestic insurance entities had assets eligible for the lending program of $74.9 billion, of which $8.3 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2009, we believe approximately $22.8 billion of the remaining eligible assets are readily lendable, of which approximately $16.0 billion relates to the Financial Services Business; however, these amounts are subject to potential regulatory constraints. Further changes in market conditions can affect the ability to lend the available assets.

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

Federal Home Loan Bank of New York

Prudential Insurance has been a member of the Federal Home Loan Bank of New York, or FHLBNY, since June 2008. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized advances, collateralized funding agreements and general asset/liability management that can be used for liquidity management and as an alternative source of funding. Our membership in FHLBNY requires us to maintain ownership of member stock and borrowings from FHLBNY require us to purchase FHLBNY activity based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, borrowings by its members are at the discretion of the FHLBNY.

The FHLBNY requires Prudential Insurance to pledge qualifying mortgage-related assets or U.S. Treasury securities as collateral for all borrowings. In May 2009, the New Jersey Department of Banking and Insurance, or NJDOBI, revised its prior guidance to increase the maximum amount of qualifying assets that Prudential Insurance may pledge as collateral to the FHLBNY from 5% to 7% of its prior year-end statutory net admitted assets exclusive of separate account assets; however, this limitation resets to 5% on December 31, 2010 unless extended by NJDOBI. Based on its statutory net admitted assets as of December 31, 2008, the 7% limitation equates to a maximum amount of pledged assets of $10.5 billion and an estimated maximum borrowing capacity, after taking into account applicable required collateralization levels and required purchases of activity based FHLBNY stock, of approximately $8.7 billion. However, the ability to borrow from the FHLBNY is subject to the availability and maintenance of qualifying assets at Prudential Insurance, and there is no assurance that Prudential Insurance will have sufficient qualifying assets available to it in order to access the increased capacity in full at any particular time. Also, the revised guidance from NJDOBI limits the aggregate amount of assets Prudential Insurance may pledge for all loans, including borrowings from the FHLBNY, to 10% of its prior year-end statutory net admitted assets exclusive of separate account assets; however, this limitation excludes certain activities, such as the asset-based financing transactions described above.

The fair value of the qualifying assets pledged as collateral by Prudential Insurance must be maintained at certain specified levels of the borrowed amount, which can vary, depending on the nature of the assets pledged. If the fair value of the collateral declines below these levels or if assets previously pledged cease to qualify under FHLBNY guidelines (such as due to ratings downgrades on mortgage-backed securities), Prudential Insurance could be required to pledge additional collateral or repay outstanding borrowings. If at the time of a proposed borrowing, or at a time when required to pledge additional collateral in respect of outstanding borrowings, Prudential Insurance had insufficient qualifying assets, it would need to obtain and pledge additional mortgage-related assets and/or Treasury securities through asset purchases, reacquiring assets on loan or otherwise, subject to availability on appropriate terms. As of December 31, 2009, we had pledged qualifying assets with a fair value of $3.9 billion, which supported outstanding borrowings in the form of collateralized advances and collateralized funding agreements of $3.5 billion. The fair value of qualifying assets that were available but not pledged amounted to $4.9 billion as of December 31, 2009.

In February and March 2009, Prudential Insurance issued collateralized funding agreements in an aggregate amount of $1.5 billion to the FHLBNY. The funding agreements, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial. This substitution allows Prudential Financial to use the proceeds from the sale of the corresponding retail medium-term notes for general corporate purposes. To effect the substitution, during the first and second quarters of 2009, $1.015 billion and $507 million, respectively, of intercompany funding agreements that were previously issued by Prudential Insurance to Prudential Financial were terminated for payments of $730 million and $491 million, respectively, from Prudential Insurance to Prudential Financial. These payments represent the fair value of the funding agreements on the date of termination. We may conduct similar transactions, or take other actions, in future periods in order to utilize additional retail medium-term notes proceeds for general corporate purposes.

In addition, as of December 31, 2009, $2.0 billion of the FHLBNY advances outstanding are reflected in “Short-term debt” with $1.0 billion maturing on June 4, 2010 and $1.0 billion maturing on December 6, 2010. As of December 31, 2009, proceeds from these advances of $300 million were invested in cash and short-term investments at Prudential Insurance, $1.0 billion were used to support the operating needs of our businesses, $300 million were used as a replacement source of funding for a portion of capital requirements of Gibraltar Life, previously funded through foreign currency denominated unsecured bridge loan facilities, and the balance was used to purchase investments, including the requisite FHLBNY activity based stock.

Prudential Insurance may, from time to time, borrow additional funds from FHLBNY for purposes of managing liquidity, making operating loans to affiliates, facilitating asset/liability management, or issuing funding agreements. Under FHLBNY guidelines, if Prudential Insurance’s claims-paying ratings decline below certain levels, and the FHLBNY does not receive written assurances from NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Because Prudential Insurance’s rating from one rating agency is at the required minimum level and its other ratings are above the required minimum level, currently there is no restriction on the term of borrowings from the FHLBNY.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston, or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “short-term debt” or “long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of FHLBB activity based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of December 31, 2009, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, granted PRIAC consent to pledge up to $2.6 billion in qualifying assets to secure borrowing through December 31, 2009 and recently granted an extension through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after December 31, 2011. Based on eligible assets as of December 31, 2009, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity based FHLBB stock, of approximately $1.0 billion.

Management of Capital

In addition to selectively using an economic capital framework for making certain business decisions, we are in the process of refining our current capital management framework. These enhancements to the current framework, which is primarily based on statutory risk based capital measures, are designed to more appropriately reflect risks associated with our businesses.

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

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under government-sponsored programs), each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business. Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$38,078	47%	$36,880	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,570	26	20,341	26
At market value	1,598	2	1,279	2
At contract value, less surrender charge of 5% or more	4,166	5	4,048	5

Subtotal	64,412	80	62,548	80
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,382	20	15,906	20

Total annuity reserves and deposit liabilities	$80,794	100%	$78,454	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the perceived value of these guarantee features to policyholders as a result of recent market declines. Annuity benefits under group annuity contracts are generally not subject to early withdrawal. Gross account withdrawals for our domestic insurance operations’ products were consistent with our assumptions in asset/liability management and the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of December 31, 2009 and 2008, our domestic insurance operations had liquid assets of $134.3 billion and $125.6 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $11.1 billion and $10.7 billion as of December 31, 2009 and 2008, respectively. As of December 31, 2009, $107.0 billion, or 89.4%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were considered high or highest quality based on NAIC or equivalent rating. The remaining $12.7 billion, or 10.6%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. For a further discussion of realized investment gains or losses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing and financing activities, respectively, in our financial statements. Instead of selling investments at depressed market prices externally, in order to preserve economic value (including tax attributes), we may also sell investments from one subsidiary to another at fair market value or transfer investments internally between businesses within the same subsidiary.

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits established with the New Jersey Department of Banking and Insurance. To the extent that other subsidiaries of Prudential Financial have financing needs in excess of these limits, these needs are met through financing from Prudential Financial directly or from third parties. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s outstanding commercial paper, including master note borrowings, were $730 million as of December 31, 2009 and $4.354 billion as of December 31, 2008, and are more fully discussed above under “—Alternative Sources of Liquidity.” The impact of Prudential Funding’s financing capacity on liquidity is considered in the internal liquidity measures of the domestic insurance operations.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $172 million as of both December 31, 2009 and 2008. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 0.78% and 4.03% for the years ended December 31, 2009 and 2008, respectively.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings target. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2009, RBC for Prudential Insurance was approximately 575%, which exceeded the minimum levels required by applicable insurance regulations. In addition, all of our other domestic life insurance subsidiaries have RBC ratios that exceed the minimum levels required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

The level of statutory capital of our domestic life insurance subsidiaries can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of our domestic life insurance subsidiaries is also affected by statutory accounting rules, which are subject to change by insurance regulators.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 did not have a material impact on the statutory surplus of our domestic life insurance subsidiaries in the aggregate. However, VACARVM resulted in higher statutory reserves ceded to our offshore captive reinsurance company, which increased statutory reserve credit requirements by approximately $635 million from the levels at December 31, 2008. In 2009, we satisfied the reinsurance reserve credit requirement through a combination of funding statutory reserve credit trusts with available cash of the captive reinsurer and proceeds from an inter-company loan to the captive reinsurer from Prudential Insurance.

Prudential Securities Group

As a result of the negative impact of market dislocations on capital levels within Prudential Insurance experienced during 2008, we contributed Prudential Securities Group, LLC to Prudential Insurance to strengthen capital during the fourth quarter of 2008. This contribution increased Prudential Insurance’s net admitted assets by $2.2 billion.

Prudential Securities Group owned our investment in the Wachovia Securities joint venture until its sale on December 31, 2009 and continues to own other wholly-owned businesses, principally our global commodities group. Distributions from the Wachovia Securities joint venture to Prudential Securities Group totaled $23 million and $104 million for 2009 and 2008, respectively.

On December 31, 2009, we completed the sale of our minority joint venture interest in Wachovia Securities, which includes Wells Fargo Advisors, to Wells Fargo. At the closing, we received $4.5 billion in cash as the purchase price of our joint venture interest and de-recognized the carrying value of our investment in the joint venture and the carrying value of the “lookback” option. For the year ended December 31, 2009, “Equity in earnings of operating joint ventures, net of taxes” in our Consolidated Statements of Operations includes the associated pre-tax gain on the sale of $2.247 billion. The proceeds from the sale are being held in cash and short-term investments, reflected in our Corporate and Other operations, until such time as the proceeds, net of taxes, are invested longer-term. In addition, following the closing, we received $418 million in payment of the principal of and accrued interest on the subordinated promissory note in the principal amount of $417 million that had been issued by Wachovia Securities in connection with the establishment of the joint venture. For more information on our former investment in the Wachovia Securities joint venture, including the “lookback” option, see Note 7 to the Consolidated Financial Statements, as well as “—Divested Businesses—Financial Advisory.”

The other wholly-owned businesses in Prudential Securities Group, principally our global commodities group, continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, and short-term receivables from clients, broker-dealers, and exchanges. As registered broker-dealers and members of various self-regulatory organizations, our U.S. registered broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule, as well as the net capital requirements of the Commodity Futures Trading Commission and the various securities and commodities exchanges of which they are members. Compliance with these capital requirements could limit the ability of these operations to pay dividends.

International Insurance and Investments Subsidiaries

In our international insurance operations, liquidity is provided through ongoing operations as well as portfolios of liquid assets. In managing the liquidity, and the interest and credit risk profiles of our international insurance portfolios, we employ a discipline similar to the discipline employed for domestic insurance subsidiaries. We monitor liquidity through the use of internal liquidity measures, taking into account the liquidity of the asset portfolios.

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of December 31, 2009 and 2008, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $74.0 billion and $64.9 billion, respectively. Of those amounts, $41.1 billion and $34.7 billion, respectively, were associated with Gibraltar Life.

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

A special dividend is payable to certain Gibraltar Life policyholders based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. The first special dividend was paid in 2005 and the final special dividend is payable generally on the next anniversary of the issue date of each applicable insurance policy, beginning in April 2009. During the year ended December 31, 2009, Gibraltar made distributions to policyholders of $311 million in payment of the 2009 special dividend, primarily in the form of additional policy values, and to a lesser extent in cash. As of December 31, 2009, the remaining liability of $151 million related to the special dividend is included in “Policyholders’ dividends” and will be paid upon the applicable policy anniversary dates throughout the first and second quarter of 2010. Gibraltar Life’s investment portfolio continues to be structured to provide adequate liquidity for payment of the special dividend.

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

The Prudential Life Insurance Company, Ltd., or Prudential of Japan, had $26.2 billion and $24.9 billion of general account insurance related liabilities, other than dividends to policyholders, as of December 31, 2009 and 2008, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of December 31, 2009 or 2008. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of December 31, 2009 and 2008, our international insurance subsidiaries had cash and short-term investments of $2.2 billion and $2.7 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $58.2 billion and $49.3 billion, respectively. As of December 31, 2009, $56.9 billion, or 98%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were considered high or highest quality based on NAIC or equivalent rating, of which $41.3 billion, or 73%, were invested in government or government agency bonds. The remaining $1.3 billion, or 2%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. Of those amounts, $32.2 billion of the high or highest quality based on NAIC or equivalent rated fixed maturity investments and $0.9 billion of the other than high or highest quality based on NAIC or equivalent rated fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.” These hedging strategies include both internal and external hedging programs.

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar denominated investments held on the books of these yen-based entities. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During 2009, Prudential Financial funded $163 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of December 31, 2009 the market value of the internal hedges was a liability of $599 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of December 31, 2009, the $599 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years. A significant yen appreciation over an extended period of time would result in higher net cash outflows from Prudential Financial in excess of our historical experience.

Our external hedges serve to hedge the equity investments in certain subsidiaries and future income of most foreign subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates. During 2009, Prudential Financial paid $52 million of net cash flows for external hedge settlements. As of December 31, 2009, the net liability related to external foreign currency hedges was $160 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

In our international investments operations, liquidity is provided through asset management fees as well as commission revenue. The principal uses of liquidity include general and administrative expenses, and distributions of dividends and returns of capital. As with our domestic operations, the primary liquidity risks for our fee-based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe cash flows from our international investments subsidiaries are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

Asset Management Subsidiaries

Our asset management businesses, which include real estate, public and private fixed income and public equity asset management, as well as commercial mortgage origination and servicing, and retail investment products, such as mutual funds and other retail services, are largely unregulated from the standpoint of dividends and distributions. Our asset management subsidiaries through which we conduct these businesses generally do not have restrictions on the amount of distributions they can make, and the fee-based asset management business can provide a relatively stable source of cash flow to Prudential Financial.

The principal sources of liquidity for our fee-based asset management businesses include asset management fees and commercial mortgage servicing fees. The principal uses of liquidity include general and administrative expenses and distribution of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee-based asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

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

In December 2008, we received approval from NJDOBI for Prudential Insurance to provide an 18-month $1.5 billion lending facility to our commercial mortgage operation that is collateralized primarily by its interim loan portfolio. As of December 31, 2009, we were in compliance with the loan-to-value covenant of the facility. However, there is a risk that further deterioration in the collateral pledged under the facility could require posting of additional collateral or a partial pay down of the facility to bring the facility into compliance with its covenants. As of December 31, 2009, $0.6 billion was outstanding under this facility.

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

During 2009, in our proprietary investing business, we received repayments of real estate loans secured by equity commitments from investors and assets of funds managed by us, and we reduced exposure to certain public equity and real estate seed investments. The proceeds of these activities, which totaled $1.0 billion, were used to repay financing provided by Prudential Financial and Prudential Funding.

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

At December 31, 2009 and 2008, total outstanding purchase commitments were $8.7 billion and $10.2 billion, respectively. The decrease was mainly attributable to the repayment of commitment obligations by the separate accounts during 2009. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of December 31, 2009:

	Contractual Maturity Date
Separate Account Purchase Commitments	2010	2011	After 2011	Total
	(in millions)
Recourse to Prudential Insurance	$2,814	$632	$451	$3,897
Recourse limited to assets of separate accounts	2,671	1,941	198	4,810

Total	$5,485	$2,573	$649	$8,707

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, upon the downgrade of ratings applicable to the separate account funds or upon the failure to satisfy other financial covenants. Of the $8.7 billion of total commitments reflected in the table above, $4.7 billion represents off-balance sheet commitments, of which $2.0 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

These separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $1.0 billion, of which $0.2 billion was outstanding at December 31, 2009. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of December 31, 2009, these separate account portfolios had a combined gross and net asset value of $23.4 billion and $11.3 billion, respectively.

At the time of maturity of a commitment obligation, Prudential Insurance often endeavors to negotiate extensions, refinancings or other solutions with creditors. Management believes that the separate accounts have sufficient resources to ultimately meet their obligations. However, because of the recent volatility and disruption in the credit and real estate capital markets, the separate accounts may not be able to timely fund all maturing obligations from regular sources such as asset sales, operating cash flow, deposits from clients, debt refinancings or from the above-mentioned portfolio level credit facilities. In cases where the separate account is not able to fund maturing obligations, Prudential Insurance may be called upon or required to provide interim funding solutions. Prudential Insurance did not provide any such funding in 2009.

As of December 31, 2009 and 2008, our asset management subsidiaries had cash and cash equivalents and short-term investments of $646 million and $1.192 billion, respectively, which include $1 million and $462 million of loans secured by investor equity commitments or fund assets, respectively. The $1 million as of December 31, 2009 reflects a decrease of $461 million, of which $120 million came primarily from paydowns and $341 million came from the reclassification of certain secured loans to other long-term investments due to the Company’s decision to extend the loans beyond their original maturity dates. The extension of these loans primarily occurred in the third quarter of 2009.

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

In June 2009, Prudential Financial issued 36,858,975 shares of its Common Stock (which number includes the exercise in full of the underwriters’ option to purchase up to an additional 4,807,692 shares of Common Stock) in a public offering at a price of $39.00 per share for gross proceeds of $1.438 billion. The net proceeds from this offering of $1.391 billion were used for general corporate purposes, a portion of which is currently held in cash and cash equivalents at Prudential Financial.

As of December 31, 2009 and 2008, total short- and long-term debt of the Company on a consolidated basis was $24.2 billion and $30.8 billion, respectively, which as shown below includes $14.7 billion and $16.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated:

	December 31, 2009	December 31, 2008
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$146	$1,243
Floating rate convertible senior notes	2	2,131
Foreign currency denominated bridge loan facility	—	816
Current portion of long-term debt	55	264
General obligation long-term debt:
Senior debt	9,725	7,255
Junior subordinated debt (hybrid securities)	1,518	1,518
Retail medium-term notes	3,222	3,413

Total general obligations	$14,668	$16,640

The following table presents, as of December 31, 2009, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium- term Notes
		(in millions)
2011	$350	$—	$134
2012	850	—	114
2013	1,100	—	204
2014	1,500	—	127
2015 and thereafter	5,925	1,518	2,643

Total	$9,725	$1,518	$3,222

In March 2009, Prudential Financial filed an updated prospectus supplement for its Medium-Term Notes, Series D program under the shelf registration statement. The authorized issuance capacity under the Series D program is $10.0 billion, and as of December 31, 2009, approximately $2.6 billion remained available under the program. In June 2009, we issued $250 million of 6.20% notes due January 2015 and $750 million of 7.375% notes due June 2019, and in September 2009 we issued $900 million of 4.75% notes due September 2015 and $600 million of 3.625% notes due September 2012 under this program. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.51% and 5.41% for the years ended December 31, 2009 and 2008, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In addition, on January 14, 2010, we issued $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015 under the Medium-Term Notes, Series D program. Proceeds from these issuances will be used to replace a portion of borrowings from the FHLBNY which matures in June 2010 and the remainder will be used for general corporate purposes.

In March 2009, Prudential Financial filed an updated prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program. The authorized issuance capacity under the current retail medium-term notes program is $5.0 billion, and as of December 31, 2009, approximately $2.5 billion remained available under this program. This retail medium-term notes program has served as a funding source for a product of our Retirement segment for which we earn investment spread that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior unsecured obligations of Prudential Financial and are primarily purchased by retail investors. However, beginning in the first quarter of 2009, some of the proceeds from prior sales of retail medium-term notes are being used for general corporate purposes and funding agreements issued to the FHLBNY are being used as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in more detail in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.50% and 5.99% for the years ended December 31, 2009 and 2008, respectively, excluding the effect of debt issued to consolidated subsidiaries. Our retail medium-term notes program has been negatively impacted by the disruptions in the credit markets. The decline in demand for risk-bearing investments among retail investors, and the related increase in funding costs, has resulted in a halt in new debt issuances under this program. As the market dislocations abate and investor demand improves, we may resume issuances under the program.

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

In June and July 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors and $920 million of 9.0% fixed-rate junior subordinated notes to retail investors. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. In connection with the issuance of both series of notes, Prudential Financial entered into a replacement capital covenant, or RCC, for the benefit of holders of its 6.625% Senior Notes due 2037. Under the RCC, Prudential Financial agrees that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include, but are not limited to, hybrid capital securities and common stock. See Note 14 to our Consolidated Financial Statements for additional information concerning these junior subordinated notes.

In December 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock at a conversion price of $132.39 per share, subject to adjustment upon certain corporate events. The interest rate on these notes is 3-month LIBOR minus 1.63%, with a minimum interest rate of 0%. Holders of the notes may require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. On the first such date, June 15, 2009, $1.819 billion of the notes were repurchased by Prudential Financial and on the next such date, December 15, 2009, $31 million of the notes were repurchased. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 15, 2010. During the fourth quarter of 2008 and in 2009, the Company repurchased, in individually negotiated transactions, $853 million and $297 million, respectively, of these notes which were offered to the Company by certain holders. In addition, certain of the floating rate convertible senior notes that were issued by Prudential Financial in a private placement in December 2006 remain outstanding. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 12, 2010. As of December 31, 2009, a total of $2 million of floating rate convertible senior notes remain outstanding. See Note 14 to our Consolidated Financial Statements for additional information concerning convertible senior notes.

Prudential Financial also maintains a Euro medium term notes program under which it is authorized to issue up to $1.5 billion of notes. As of December 31, 2009, there was no debt outstanding under this program.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of December 31, 2009, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	December 31, 2009	December 31, 2008
	(in millions)
Borrowings:
General obligation short-term debt(1)	$3,122	$10,197

General obligation long-term debt:
Senior debt	13,199	11,054
Junior subordinated debt (hybrid securities)	1,518	1,518
Surplus notes(3)	4,141	3,644
Other(2)	—	2,000

Total general obligation long-term debt	18,858	18,216

Total general obligations	21,980	28,413

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	—	338
Limited and non-recourse long-term debt(4)	2,179	2,074

Total limited and non-recourse borrowing	2,179	2,412

Total borrowings(5)	24,159	30,825

Total asset-based financing	9,420	12,551

Total borrowings and asset-based financings	$33,579	$43,376

(1)	As of December 31, 2009 and 2008 $2.0 billion and $1.0 billion, respectively, of short-term debt represent collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	Reflects collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(3)	As of both December 31, 2009 and 2008, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $941 million and $444 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(4)	As of both December 31, 2009 and 2008, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business. In addition, long-term debt as of December 31, 2009 reflects $429 million of secured financing related to TALF, which is discussed in more detail below.
(5)	Does not include $4.9 billion and $7.1 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2009 and 2008, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of December 31, 2009. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see“—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

On September 18, 2009, Prudential Insurance issued in a private placement $500 million of surplus notes due September 2019, with an interest rate of 5.36% per annum, that are exchangeable by the holders for shares of Prudential Financial Common Stock. See Note 14 to our Consolidated Financial Statements for more information regarding these exchangeable surplus notes. The proceeds from the sale of these surplus notes are currently held in cash and cash equivalents and are expected to be used for general corporate purposes at Prudential Insurance.

Total general debt obligations decreased by $6.4 billion from December 31, 2008 to 2009, primarily due to a reduction in short-term debt. The primary drivers of the reduction in short-term debt were the reduction in outstanding Prudential Financial and Prudential Funding commercial paper, as further described in “—Alternative Sources of Liquidity,” the repayment of ¥74 billion borrowed under unsecured bridge loan facilities described earlier, the repurchase of a substantial portion of our convertible senior notes and maturities of our medium-term notes.

During 2009, we purchased securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for the acquisition of certain types of asset-backed securities, including certain high-quality commercial mortgage-backed securities issued before January 1, 2009. TALF financing is non-recourse to the borrower, is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. Borrowers under the program can deliver the collateralized securities to a special purpose vehicle created by the Federal Reserve in full defeasance of the loan.

During 2009, the Company obtained $1.167 billion of secured financing from the Federal Reserve under this program. In the third and fourth quarters of 2009, the Company sold a portion of the securities purchased under the program and used the proceeds to repay $188 million and $550 million of the borrowings, respectively. As of December 31, 2009, $466 million of securities purchased under TALF are reflected within “Other trading account assets,” and $429 million of secured financing from the Federal Reserve related to the purchase of these securities are reflected within “Long-term debt.” The Company is carrying both the securities and the debt at fair value.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business, including actions that are described in more detail below.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3.0 billion of ten-year floating rate surplus notes through 2016, if certain conditions are met (commonly referred to as XXX notes), for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience and interest rates. As of December 31, 2009, there have been no payments made under the derivative instrument. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Total outstanding notes under this facility was $2.7 billion both as of December 31, 2009 and 2008. See Note 14 to our Consolidated Financial Statements for additional information.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes (commonly referred to as AXXX notes) to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 14 to our Consolidated Financial Statements for additional information. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that requires Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of December 31, 2009, no collateral amounts were required to be paid.

As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2010 to finance statutory reserves required under Regulation XXX and Guideline AXXX. Several strategies are currently under review to reduce the strain of increased AXXX and XXX statutory reserves associated with our term and universal life products. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, entering into reinsurance transactions or executing other capital market strategies; however, our ability to successfully execute these strategies will depend on market conditions. Based on current market conditions, and absent any successful mitigation efforts, we currently believe that our financing need for 2010 could be up to $900 million for XXX and AXXX combined; however this need is expected to be met with a combination of the activities described. Also, this amount will fluctuate as a result of sales levels. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could require us to increase prices and/or reduce our sales of term or universal life products and/or have a negative impact on our capital position.

Our total borrowings consist of capital debt, investment-related debt, securities business-related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment-related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business-related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business-related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of both December 31, 2009 and 2008 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	December 31, 2009	December 31, 2008
	(in millions)
General obligations:
Capital debt	$8,453	$7,535
Investment related	9,245	16,480
Securities business related	2,298	3,356
Specified other businesses	1,984	1,042

Total general obligations	21,980	28,413
Limited and non-recourse debt	2,179	2,412

Total borrowings	$24,159	$30,825

Short-term debt	$3,122	$10,535
Long-term debt	21,037	20,290

Total borrowings	$24,159	$30,825

Borrowings of Financial Services Businesses	$22,409	$28,632
Borrowings of Closed Block Business	1,750	2,193

Total borrowings	$24,159	$30,825

We may, from time to time, seek to redeem or repurchase our outstanding debt securities through individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position, contractual restrictions and other factors.

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from two to seven years. As of December 31, 2009 and 2008, the outstanding aggregate principal amount of such notes totaled $4.9 billion and $7.1 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is due to maturities in excess of issuances during 2009. Our ability to issue under this program will depend on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $1.46 billion. We intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, new liability origination and internal sources of funds.

Lines of Credit and Other Credit Facilities

As of December 31, 2009, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.34 billion. These facilities are available to each of the borrowers, up to the aggregate committed credit, to be used for general corporate purposes. This amount includes a $1.94 billion 5-year credit facility that expires in May 2012, which includes 21 financial institutions, and a $2.4 billion credit facility, of which $200 million expires in December 2011 and $2.2 billion expires in December 2012, which includes 20 financial institutions. The available credit and number of lenders reflects the removal in January 2009 of Lehman Commercial Paper Inc. for $60 million and Lehman Brothers Bank FSB for $100 million as participants in these facilities. We maintain these facilities primarily as back up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under either facility as of December 31, 2009. Any borrowings made under these outstanding facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in each facility agreement. Within each facility, no single financial institution has more than 15% of the total committed credit.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our ability to borrow under these facilities is not contingent on our credit ratings or subject to material adverse change clauses. As of December 31, 2009, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, exceeded the minimum amounts required to borrow under these facilities. We also use uncommitted lines of credit from financial institutions.

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

Our claims-paying ratings are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade in the credit or financial strength (i.e., claims-paying) ratings of Prudential Financial or its rated subsidiaries could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital.

In addition, we consider our own risk of non-performance in determining the fair value of our liabilities. Therefore, changes in our credit ratings and our claims-paying ratings may affect the fair value of our liabilities.

Additional collateral requirements or other required payments under certain agreements, including derivative agreements, are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of December 31, 2009 would result in estimated additional collateral posting requirements or payments under such agreements of approximately $185 million as of December 31, 2009. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 21 to the Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.3 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $18 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a negative outlook generally implies that over the next 12-18 months, the rating agency expects more downgrades than upgrades among companies in the sector. However, such an outlook does not imply that all, or even a majority of, companies will necessarily experience ratings downgrades. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Moody’s, S&P, Fitch and A.M. Best each continue to have the U.S. life insurance sector on negative outlook, which began in late 2008 as conditions in the economy deteriorated.

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

On February 19, 2009, Fitch lowered Prudential Financial’s long-term senior debt rating to “BBB” from “A-” and the short-term rating to “F2” from “F1.” Fitch also downgraded the financial strength ratings of the life insurance subsidiaries to “A+” from “AA-” and the short-term rating of Prudential Funding to “F1” from “F1+.” The outlook for all ratings remained negative.

On December 21, 2009, Fitch affirmed the long-term senior debt rating of Prudential Financial at “BBB” and the financial strength ratings of our life insurance subsidiaries at “A+,” and revised the outlook from negative to stable.

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

On June 3, 2009, S&P affirmed Prudential Financial’s long-term senior debt rating at “A” and short-term rating at “A-1.” S&P also affirmed the financial strength ratings of our life insurance subsidiaries at “AA-” and the short-term debt rating of Prudential Funding at “A-1+.” The outlook for all of these ratings remains stable.

On May 27, 2009, A.M. Best affirmed the financial strength ratings of our life subsidiaries at “A+,” and affirmed Prudential Financial’s long-term senior debt rating at “a-.” The outlook for both was revised from stable to negative.

Contractual Obligation

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2009. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2010	2011-2012	2013-2014	2015 and thereafter

	(in millions)
Short-term and long-term debt obligations(1)	$36,992	$4,228	$4,102	$7,585	$21,077
Operating lease obligations(2)	797	190	309	190	108
Purchase obligations:
Commitments to purchase or fund investments(3)	8,715	6,088	2,164	184	279
Commercial mortgage loan commitments(4)	1,664	1,035	550	44	35
Other liabilities:
Insurance liabilities(5)	1,044,274	39,550	63,592	65,192	875,940
Other(6)	10,015	9,420	595	—	—

Total	$1,102,457	$60,511	$71,312	$73,195	$897,439

(1)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 23 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 14 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)	The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 23 to the Consolidated Financial Statements. We have no significant capital lease obligations.
(3)	As discussed in Note 23, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $4.674 billion that we anticipate will ultimately be funded from our separate accounts. Of these separate account commitments, $1.991 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due. For further discussion of these separate account commitments, see “—Liquidity and Capital Resources of Subsidiaries—Asset Management Subsidiaries.”
(4)	As discussed in Note 23, loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(5)	The estimated payments due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities. These future estimated cash outflows are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs and value of business acquired. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $1,044 billion exceeds the corresponding liability amounts of $404 billion included in the Consolidated Financial Statements as of December 31, 2009. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflows will differ, possibly materially, from these estimates.
(6)	The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, and other miscellaneous liabilities.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2009.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments now or in the future. See “Commitments and Guarantees” within Note 23 to the Consolidated Financial Statements for additional information.

Other Contingent Commitments

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “Commitments and Guarantees” within Note 23 to the Consolidated Financial Statements for additional information regarding these commitments. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity and Capital Resources of Subsidiaries—Asset Management Subsidiaries.”

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

With respect to non-variable life insurance products, fixed rate annuities, the fixed rate options in our variable life insurance and annuity products, and other finance businesses, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management and derivative strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements within the context of market conditions and other relative opportunities. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products. Certain products supported by general account investments also expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts.

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, mutual funds and most separate accounts, we are exposed to the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position.

For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation requirements, an automatic rebalancing element and minimum purchase age requirements, in addition to externally purchased hedging instruments such as interest rate and equity based derivatives to hedge or limit our market risk exposure to the benefit features of certain of our variable annuity contracts. See Note 21 to the Consolidated Financial Statements for a discussion of our use of interest rate and equity based derivatives. See Note 11 to our Consolidated Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable life and variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated with the variable annuity contracts we issue.

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

For risk management purposes we perform stress scenario testing to monitor the impact of extreme, but realistic adverse market events on our capital adequacy and liquidity. This testing allows us to assess the sensitivity of our businesses to market factors and identify any concentrations of risk. The regulatory capital levels and liquidity of our insurance companies in particular are closely monitored to ensure they remain consistent with our rating objectives. Changes to these ratings could impact our borrowing costs, our ability to access alternative sources of liquidity, and our ability to market certain products. For additional information regarding our liquidity and capital resources see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Market fluctuations or changes in market conditions could also cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings, protection and other investment products. For additional information regarding the potential impacts of interest rate and other market fluctuations as well as general economic and market conditions on our businesses and profitability see Item 1A. “Risk Factors.”

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints by segment for each insurance entity. In certain markets, primarily outside the U.S., capital market limitations that hinder our ability to acquire assets that closely approximate the duration of some of our liabilities are considered in setting the constraint limits. As of December 31, 2009 and 2008, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We also perform portfolio stress testing as part of our U.S. regulatory cash flow for major product lines that are subject to risk from changes in interest rates. In this testing, we evaluate the impact of altering our interest-sensitive assumptions under various adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products and the potential impact of any guaranteed minimum interest rates. We evaluate any shortfalls that this cash flow testing reveals to determine if we need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial mortgage and other loans and policy loans. In the aggregate, the carrying value of these assets represented 78% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2009 and 73% as of December 31, 2008.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2009 and 2008, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2009
	Notional	Fair Value	Hypothetical Fair Value After +100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
		(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$196,473	$183,631	$(12,842)
Commercial mortgage and other loans		30,693	29,553	(1,140)
Policy loans		11,837	11,142	(695)
Derivatives:
Swaps	$114,601	(259)	(1,876)	(1,617)
Futures	3,987	(1)	(100)	(99)
Options	4,809	623	534	(89)
Forwards	13,507	(15)	(26)	(11)
Variable annuity and other living benefit feature embedded derivatives(2)		(55)	534	589
Financial liabilities with interest rate risk:
Short-term and long-term debt		(24,054)	(22,284)	1,770
Debt of consolidated variable interest entities(3)		(239)	(239)	—
Investment contracts		(74,353)	(72,198)	2,155
Bank customer liabilities		(1,538)	(1,526)	12

Net estimated potential loss				$(11,967)

	As of December 31, 2008
	Notional	Fair Value	Hypothetical Fair Value After +100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
		(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$174,724	$163,212	$(11,512)
Commercial mortgage and other loans		30,570	29,474	(1,096)
Policy loans		12,697	11,782	(915)
Derivatives:
Swaps	$100,331	1,853	393	(1,460)
Futures	7,345	(50)	(301)	(251)
Options	5,371	1,895	1,758	(137)
Forwards	9,996	(143)	(188)	(45)
Variable annuity and other living benefit feature embedded derivatives(2)		(3,229)	(2,255)	974
Financial liabilities with interest rate risk:
Short-term and long-term debt		(27,051)	(25,227)	1,824
Debt of consolidated variable interest entities(3)		(167)	(167)	—
Investment contracts		(69,933)	(67,882)	2,051
Bank customer liabilities		(1,354)	(1,347)	7

Net estimated potential loss				$(10,560)

(1)	Includes “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(2)	The hypothetical change in fair value related to our variable annuity and other living benefit feature embedded derivatives reflects only the gross fair value change on the embedded derivatives, and excludes any offsetting impact of derivative instruments purchased to hedge such changes in fair value.
(3)	Included in “Other liabilities” together with all liabilities of consolidated variable interest entities. See Note 5 to the Consolidated Financial Statements for additional information regarding consolidated variable interest entities.

The tables above do not include approximately $154 billion of insurance reserve and deposit liabilities as of December 31, 2009 and $152 billion as of December 31, 2008 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts, which are set forth in these tables.

Our net estimated potential loss in fair value as of December 31, 2009 increased $1,407 million from December 31, 2008, primarily reflecting an increase in our fixed maturity securities portfolio in 2009. The increase in our fixed maturity securities portfolio in 2009 was primarily due to a net increase in fair value driven by credit spread tightening, portfolio growth as a result of reinvestment of net investment income, the impact of foreign currency, and the acquisition of Yamato Life.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders rather than by us.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For foreign equities we benchmark against the Tokyo Price Index, or TOPIX, and the MSCI EAFE, a market index of European, Australian, and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices. We estimate our investment equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated investment equity price risk as of December 31, 2009 was $809 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $8.091 billion to $7.282 billion. Our estimated investment equity price risk using this methodology as of December 31, 2008 was $680 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $6.803 billion to $6.123 billion. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contractholder rather than by us.

In addition to equity securities, as indicated above, we hold equity-based derivatives primarily to hedge the equity price risk embedded in the living benefit features in some of our variable annuity products. As of December 31, 2009, our equity-based derivatives had notional values of $7.126 billion, and were reported at fair value as a $532 million asset, and the living benefit features accounted for as embedded derivatives were reported at fair value as a $55 million liability. As of December 31, 2008, our equity-based derivatives had notional values of $7.353 billion, and were reported at fair value as a $1.908 billion asset, and the living benefits features accounted for as embedded derivatives were reported at fair value as a $3.229 billion liability. Our estimated equity price risk associated with living benefit features accounted for as embedded derivatives, net of the related equity-based derivatives used in our living benefits hedging program, was a $61 million benefit as of December 31, 2009 and a less than $10 million benefit as of December 31, 2008, estimated based on a hypothetical 10% decline in equity benchmark market levels. The higher sensitivity level as of December 31, 2009 primarily reflects the impact of our own risk on non-performance on the embedded derivative liabilities, which does not have an offsetting impact on the hedge assets. See Note 20 to the Consolidated Financial Statements for additional information on the impact of our own risk of non-performance on the valuation of the living benefit features accounted for as embedded derivatives. In addition, we expanded our hedging program in the second quarter of 2009 to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. Our estimated equity price risk associated with these capital hedges as of December 31, 2009 was a $104 million benefit, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

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

The estimated VaR as of December 31, 2009 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $95 million, representing a hypothetical decline in fair market value of these foreign currency assets from $3.188 billion to $3.093 billion. The estimated VaR as of December 31, 2008 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $108 million, representing a hypothetical decline in fair market value of these foreign currency assets from $1.033 billion to $925 million. Despite a reduction in our hedging activities related to our equity investment in foreign subsidiaries, primarily related to our Korean insurance subsidiary, the estimated one-month VaR as of December 31, 2009 decreased in comparison to the prior year due to a significant reduction in exchange rate volatility in 2009. This decrease in volatility drove the reduction in our hedging activities, which resulted in an increase in unhedged foreign currency assets as of December 31, 2009. The average VaR for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured monthly at a 95% confidence level over a one month time horizon, was $114 million during 2009 and $70 million during 2008. The average one-month VaR for 2009 increased in comparison to 2008 due to the reduction in hedging activities discussed above and the higher level of exchange rate volatility experience during the first half of 2009. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below.

The estimated VaR for instruments used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations, measured at a 95% confidence level and using a one-month time horizon, was $129 million as of December 31, 2009 and $148 million as of December 31, 2008. The decreased VaR for foreign currency exchange risks primarily reflects decreased volatility in exchange rates for Japanese yen and Korean won.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. We are also a party to financial instruments that may contain derivative instruments that are embedded in the financial instruments. See Note 21 to the Consolidated Financial Statements for a description of our derivative activities as of December 31, 2009 and 2008. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates, as well as equity prices, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, we use derivative financial instruments to mitigate risk associated with some of our benefit features of our variable annuity contracts. The notional amount of derivative instruments increased $14 billion in 2009, from $123 billion as of December 31, 2008 to $137 billion as of December 31, 2009, driven by an increase in interest rate derivatives, primarily related to our variable annuity hedging activities, and an increase in investment-only, fee-based stable value products sold in our retirement segment, which are accounted for as derivatives.

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

Trading Activities

We engage in trading activities primarily in connection with our derivatives trading operations. We maintain trading positions in various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. Market risk affects the values of our trading positions through fluctuations in absolute or relative interest rates, foreign currency exchange rates, securities and commodity prices. We seek to use security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts and are generally short-term in duration. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. As a broker, we assume counterparty and credit risks that we seek to mitigate by using margin or other credit enhancements and by establishing trading limits and credit lines. As a dealer, we are subject to market risk as well as counterparty and credit risk. We manage the market risk associated with trading activities through hedging activities and formal policies, risk and position limits, counterparty and credit limits, daily position monitoring, and other forms of risk management.

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign currency exchange rates, and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. The total VaR for our trading activities, which considers our combined exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value at a 95% confidence level over a one-day time horizon, was $2 million as of December 31, 2009 and $1 million as of December 31, 2008. The largest component of this total VaR as of December 31, 2009 and 2008 was related to commodities price risk. The total average daily VaR for our trading activities considering our exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $1 million during 2009 and $1 million during 2008. The largest component of both periods’ total average daily VaR was related to commodities price risk.

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

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 26, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Note 2 of the consolidated financial statements, the Company changed its method of determining and recording other-than-temporary impairment for debt securities, of presenting non-controlling interests, of accounting for certain convertible debt instruments, and of reflecting certain unvested share-based payments awards in computing earnings per share on January 1, 2009. Also, the Company adopted a framework for measuring fair value and elected an option to report selected financial amounts at fair value on January 1, 2008 and changed its method of accounting for uncertainty in income taxes, for deferred acquisition costs in connection with modifications or exchanges of insurance contracts, and for income tax-related cash flows generated by a leveraged lease transaction on January 1, 2007.

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

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 26, 2010

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2009 and 2008 (in millions, except share amounts)

	2009	2008
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2009—$174,251; 2008—$168,691)	$175,225	$158,056
Fixed maturities, held to maturity, at amortized cost (fair value: 2009—$5,197; 2008—$3,832)	5,120	3,808
Trading account assets supporting insurance liabilities, at fair value	16,020	13,875
Other trading account assets, at fair value	3,033	4,336
Equity securities, available for sale, at fair value (cost: 2009—$6,106; 2008—$7,288)	6,895	6,065
Commercial mortgage and other loans (includes $479 and $573 measured at fair value under the fair value option at December 31, 2009 and 2008, respectively)	31,384	33,114
Policy loans	10,146	9,703
Securities purchased under agreements to resell	6	480
Other long-term investments	5,904	7,012
Short-term investments	6,819	5,576

Total investments	260,552	242,025
Cash and cash equivalents	13,164	15,028
Accrued investment income	2,322	2,266
Deferred policy acquisition costs	14,578	15,126
Deferred income taxes, net	—	1,106
Other assets	15,513	22,365
Separate account assets	174,074	147,095

Total Assets	$480,203	$445,011

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$125,707	$121,951
Policyholders’ account balances	101,666	99,613
Policyholders’ dividends	1,254	1,670
Securities sold under agreements to repurchase	6,033	7,900
Cash collateral for loaned securities	3,163	4,168
Income taxes	4,014	459
Short-term debt	3,122	10,535
Long-term debt (includes $429 measured at fair value under the fair value option at December 31, 2009)	21,037	20,290
Other liabilities	14,404	17,544
Separate account liabilities	174,074	147,095

Total liabilities	454,474	431,225

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 641,762,089 and 604,902,444 shares issued at December 31, 2009 and 2008, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2009 and 2008, respectively)	—	—
Additional paid-in capital	23,235	22,001
Common Stock held in treasury, at cost (179,650,931 and 183,582,565 shares at December 31, 2009 and 2008, respectively)	(11,390)	(11,655)
Accumulated other comprehensive loss	(443)	(7,343)
Retained earnings	13,787	10,426

Total Prudential Financial, Inc. equity	25,195	13,435

Noncontrolling interests	534	351

Total equity	25,729	13,786

TOTAL LIABILITIES AND EQUITY	$480,203	$445,011

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2009, 2008 and 2007 (in millions, except per share amounts)

	2009	2008	2007
REVENUES
Premiums	$16,545	$15,468	$14,351
Policy charges and fee income	2,833	3,138	3,131
Net investment income	11,421	11,881	12,015
Asset management fees and other income	4,785	1,131	4,267
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,721)	(2,397)	(187)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	2,027	—	—
Other realized investment gains (losses), net	(1,202)	(2)	800

Total realized investment gains (losses), net	(2,896)	(2,399)	613

Total revenues	32,688	29,219	34,377

BENEFITS AND EXPENSES
Policyholders’ benefits	16,346	16,531	14,749
Interest credited to policyholders’ account balances	4,484	2,335	3,222
Dividends to policyholders’	1,298	2,218	2,903
General and administrative expenses	8,991	9,274	8,820

Total benefits and expenses	31,119	30,358	29,694

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,569	(1,139)	4,683

Income taxes:
Current	(102)	241	783
Deferred	123	(728)	437

Total income tax expense (benefit)	21	(487)	1,220

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,548	(652)	3,463
Equity in earnings of operating joint ventures, net of taxes	1,523	(447)	246

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,071	(1,099)	3,709
Income from discontinued operations, net of taxes	19	18	20

NET INCOME (LOSS)	3,090	(1,081)	3,729
Less: Income (loss) attributable to noncontrolling interests	(34)	36	67

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$3,124	$(1,117)	$3,662

EARNINGS PER SHARE (See Note 16)
Financial Services Businesses
Basic:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$7.64	$(2.57)	$7.57
Income from discontinued operations, net of taxes	0.04	0.04	0.04

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$7.68	$(2.53)	$7.61

Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$7.59	$(2.57)	$7.47
Income from discontinued operations, net of taxes	0.04	0.04	0.04

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$7.63	$(2.53)	$7.51

Dividends declared per share of Common Stock	$0.70	$0.58	$1.15

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$(165.00)	$(16.00)	$68.50
Income from discontinued operations, net of taxes	—	—	1.00

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$(165.00)	$(16.00)	$69.50

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity(1)

Years Ended December 31, 2009, 2008 and 2007 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2006	$6	$20,747	$8,803	$(7,143)	$519	$22,932	$329	$23,261
Common Stock acquired	—	—	—	(3,000)	—	(3,000)	—	(3,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	121	121
Distributions to noncontrolling interests	—	—	—	—	—	—	(108)	(108)
Stock-based compensation programs	—	191	(34)	315	—	472	—	472
Conversion of Senior Notes	—	7	(39)	135	—	103	—	103
Dividends declared on Common Stock	—	—	(521)	—	—	(521)	—	(521)
Dividends declared on Class B Stock	—	—	(19)	—	—	(19)	—	(19)
Cumulative effect of changes in accounting principles, net of taxes	—	—	(43)	—	—	(43)	—	(43)
Comprehensive income:
Net income	—	—	3,662	—	—	3,662	67	3,729
Other comprehensive income (loss), net of tax	—	—	—	—	(72)	(72)	—	(72)

Total comprehensive income (loss)						3,590	67	3,657

Balance, December 31, 2007	6	20,945	11,809	(9,693)	447	23,514	409	23,923
Common Stock acquired	—	—	—	(2,161)	—	(2,161)	—	(2,161)
Contributions from noncontrolling interests	—	—	—	—	—	—	61	61
Distributions to noncontrolling interests	—	—	—	—	—	—	(31)	(31)
Consolidations/deconsolidations of noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Stock-based compensation programs	—	15	(21)	199	—	193	—	193
Dividends declared on Common Stock	—	—	(246)	—	—	(246)	—	(246)
Dividends declared on Class B Stock	—	—	(19)	—	—	(19)	—	(19)
Impact on Company’s investment in Wachovia Securities due to addition of A.G Edwards business, net of tax(2)	—	1,041	—	—	—	1,041	—	1,041
Cumulative effect of changes in accounting principles, net of taxes	—	—	20	—	—	20	—	20
Comprehensive income:
Net income	—	—	(1,117)	—	—	(1,117)	36	(1,081)
Other comprehensive income (loss), net of tax	—	—	—	—	(7,790)	(7,790)	5	(7,785)

Total comprehensive income (loss)						(8,907)	41	(8,866)

Balance, December 31, 2008	6	22,001	10,426	(11,655)	(7,343)	13,435	351	13,786
Common Stock issued	—	1,391	—	—	—	1,391	—	1,391
Contributions from noncontrolling interests	—	—	—	—	—	—	277	277
Distributions to noncontrolling interests	—	—	—	—	—	—	(31)	(31)

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity(1)

Years Ended December 31, 2009, 2008 and 2007 (in millions) (continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Consolidations/deconsolidations of noncontrolling interests	—	(63)	—	—	—	(63)	(22)	(85)
Stock-based compensation programs	—	15	(76)	265	—	204	—	204
Dividends declared on Common Stock	—	—	(327)	—	—	(327)	—	(327)
Dividends declared on Class B Stock	—	—	(19)	—	—	(19)	—	(19)
Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes	—	—	659	—	(659)	—	—	—
Impact on Company’s investment in Wachovia Securities due to addition of AG Edwards business, net of tax(2)	—	(109)	—	—	—	(109)	—	(109)
Comprehensive income:
Net income	—	—	3,124	—	—	3,124	(34)	3,090
Other comprehensive income (loss), net of tax	—	—	—	—	7,559	7,559	(7)	7,552

Total comprehensive income (loss)						10,683	(41)	10,642

Balance, December 31, 2009	$6	$23,235	$13,787	$(11,390)	$(443)	$25,195	$534	$25,729

(1)	Class B Stock is not presented as the amounts are immaterial.
(2)	See Note 7.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007 (in millions)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,090	$(1,081)	$3,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	2,896	2,399	(613)
Policy charges and fee income	(1,152)	(1,043)	(915)
Interest credited to policyholders’ account balances	4,484	2,335	3,222
Depreciation and amortization	175	717	339
(Gains) losses on trading account assets supporting insurance liabilities, net	(1,601)	1,706	—
Gain on sale of joint venture in Wachovia Securities	(2,247)	—	—
Change in:
Deferred policy acquisition costs	(1,277)	(879)	(1,253)
Future policy benefits and other insurance liabilities	2,524	2,749	2,941
Other trading account assets	45	1,388	(1,649)
Income taxes	1,101	(537)	105
Other, net	(2,198)	3,101	86

Cash flows from operating activities	5,840	10,855	5,992

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	42,221	81,946	99,134
Fixed maturities, held to maturity	378	245	255
Trading account assets supporting insurance liabilities and other trading account assets	38,782	27,272	—
Equity securities, available for sale	2,246	3,326	5,140
Commercial mortgage and other loans	3,767	3,024	4,647
Policy loans	1,688	1,916	1,299
Other long-term investments	1,160	2,317	1,095
Short-term investments	25,905	38,080	18,649
Payments for the purchase/origination of:
Fixed maturities, available for sale	(42,911)	(86,923)	(98,671)
Fixed maturities, held to maturity	(1,122)	(38)	(209)
Trading account assets supporting insurance liabilities and other trading account assets	(40,085)	(28,905)	—
Equity securities, available for sale	(1,665)	(3,707)	(5,326)
Commercial mortgage and other loans	(2,755)	(5,731)	(8,264)
Policy loans	(1,593)	(1,738)	(1,306)
Other long-term investments	(1,018)	(2,794)	(2,503)
Short-term investments	(26,876)	(38,644)	(18,737)
Proceeds from sale of joint venture in Wachovia Securities	4,500	—	—
Other, net	(193)	(351)	(261)

Cash flows from (used in) investing activities	2,429	(10,705)	(5,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	23,171	34,021	19,382
Policyholders’ account withdrawals	(25,894)	(22,951)	(19,045)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(2,677)	(5,948)	(1,546)
Proceeds from the issuance of Common Stock	1,391	—	—
Cash dividends paid on Common Stock	(328)	(298)	(514)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	(4,566)	(2,809)	352
Common Stock acquired	—	(2,161)	(3,000)
Common Stock reissued for exercise of stock options	64	105	221
Proceeds from the issuance of debt (maturities longer than 90 days)	5,314	11,781	10,429
Repayments of debt (maturities longer than 90 days)	(7,130)	(7,875)	(5,124)
Excess tax benefits from share-based payment arrangements	2	24	106
Other, net	251	(149)	325

Cash flows from (used in) financing activities	(10,421)	3,721	1,567

Effect of foreign exchange rate changes on cash balances	288	97	(30)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,864)	3,968	2,471
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,028	11,060	8,589

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,164	$15,028	$11,060

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$(109)	$508	$653

Interest paid	$1,181	$1,468	$1,602

NON-CASH TRANSACTIONS DURING THE YEAR
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$(109)	$1,041	$—
Treasury Stock shares issued for stock-based compensation programs and for 2007 only convertible debt redemption of $135	$100	$95	$236

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.     BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance and Investments. The Company’s real estate and relocation services business as well as businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested, including the Company’s investment in the retail securities brokerage joint venture Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”) which was sold on December 31, 2009, are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 12), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company ceased offering these participating products.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of December 31, 2009, and 2008, include Gibraltar Life’s assets and liabilities as of November 30, 2009 and 2008, respectively, and for the years ended December 31, 2009, 2008 and 2007, include Gibraltar Life’s results of operations for the twelve months ended November 30, 2009, 2008 and 2007, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.     BUSINESS AND BASIS OF PRESENTATION (continued)

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; valuation of business acquired and its amortization; amortization of sales inducements; measurement of goodwill and any related impairment; valuation of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments

The Company recognizes the cost resulting from all share-based payments in accordance with the authoritative guidance on accounting for stock based compensation and applies the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company accounts for excess tax benefits in additional paid-in capital as a single “pool” available to all share-based compensation awards. The Company does not recognize excess tax benefits in additional paid-in capital until the benefits result in a reduction in taxes payable. The Company has elected the “tax-law ordering methodology” and has adopted a convention that considers excess tax benefits to be the last portion of a net operating loss carryforward to be utilized.

The Company accounts for non-employee stock options using the fair value method in accordance with authoritative guidance and related interpretations on accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services.

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the years ended December 31, 2008 and 2007 would have been increased by $1 million and $9 million, respectively, with no reportable impact to earnings per share of Common Stock for the year ended December 31, 2008 and $0.02 per share of Common Stock for the year ended December 31, 2007, on both a basic and diluted basis. There is no impact to net income for 2009, as all compensation expense relating to share-based compensation awards accounted for under the nominal vesting period approach had been recognized in net income by December 31, 2008.

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 20 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments, as well as the impact of the Company’s adoption of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives, including those used by the Company in its capacity as a broker-dealer. These instruments are carried at fair value. Realized and unrealized gains and losses on these investments and on derivatives used by the Company in its capacity as a broker-dealer are reported in “Asset management fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

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

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of an allowance for losses. Commercial mortgage loans originated and held for sale within the Company’s commercial mortgage operations are reported at the lower of cost or fair market value, while other mortgage loan investments are carried at amortized cost, net of unamortized deferred loan origination fees and expenses. As further discussed below, as well as in Note 20, certain mortgage loans are reported at fair value under the fair value option. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, is included in “Net investment income.” For those loans not reported at fair value, the allowance for losses provides for the risk of credit losses inherent in the lending process and includes a loan specific reserve for each non-performing loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The allowances for losses on these loans are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, based on the Company’s assessment as to the collectability of the principal. The Company discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when the Company has doubts about collectability. When a loan is deemed non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on an internal quality rating, as well as property type diversification, the Company’s past loan experience and other relevant factors. Together with historical credit migration and default statistics, the internal quality ratings are used to determine a default probability by loan. Historical loss severity statistics by property type are then applied to arrive at an estimate for incurred but not specifically identified losses. Historical credit migration, default and loss severity statistics are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations. The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on these factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned.

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. As part of securities repurchase agreements or securities loaned transactions, the Company transfers either corporate debt securities, or U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company transfers cash as collateral and receives U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, which is generally received on a one quarter lag. The Company consolidates joint ventures and limited partnerships in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. Certain of these consolidated joint ventures and limited partnerships relate to investment structures in which the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital, and in certain cases other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The Company’s net income from consolidated joint ventures and limited partnerships, including these consolidated feeder funds, is included in the respective revenue and expense line items depending on the activity of the consolidated entity.

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

Short-term investments primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments. Short-term investments held in our broker-dealer operations are marked-to-market through “Asset management fees and other income.”

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

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost basis. The revised guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized.

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including prepayment assumptions, and are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates include assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets supporting insurance liabilities, at fair value.”

Deferred Policy Acquisition Costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. In each reporting period, capitalized DAC is amortized to “General and administrative expense,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits, anticipated gross margins, or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, surrender charges and the performance of hedging programs for embedded derivative features, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

For group annuity contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to gross profits. For group corporate- and trust-owned life insurance contracts, acquisition costs are deferred and amortized in proportion to lives insured. For group and individual long-term care contracts, acquisition expenses are deferred and amortized in proportion to gross premiums. For single premium immediate annuities with life contingencies, and single premium group annuities and single premium structured

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

settlements with life contingencies, all acquisition costs are charged to expense immediately because generally all premiums are received at the inception of the contract. For funding agreement notes contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method. For other group life and disability insurance contracts and guaranteed investment contracts, acquisition costs are expensed as incurred.

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a nonintegrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies.

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist primarily of equity securities, fixed maturities, real estate related investments, real estate mortgage loans, short-term investments and derivative instruments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholder’s account balance in separate account assets and to a lesser extent borrowings of the separate account. See Note 11 for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees and other income.” Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrues to the Company and is included in the Company’s results of operations.

Other Assets and Other Liabilities

Other assets consist primarily of prepaid benefit costs, certain restricted assets, broker-dealer related receivables, trade receivables, valuation of business acquired, goodwill and other intangible assets, deferred sales inducements, the Company’s investments in operating joint ventures, which include the Company’s investment in Wachovia Securities, which was sold on December 31, 2009, and the Company’s indirect investment in China Pacific Insurance (Group) Co., Ltd. (“China Pacific Group”), property and equipment, reinsurance recoverables, receivables resulting from sales of securities that had not yet settled at the balance sheet date, and relocation real estate assets and receivables. Other liabilities consist primarily of trade payables, broker-dealer related payables, pension and other employee benefit liabilities, derivative liabilities, reinsurance payables, and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 40 years.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the valuation of business acquired (“VOBA”). VOBA is determined by estimating the net present value of future cash flows from contracts in force in the acquired business at the date of acquisition. VOBA includes an explicit adjustment to reflect the cost of capital invested in the business. VOBA balances are subject to recoverability testing, in the manner in which it was acquired, at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. The Company has established a VOBA asset primarily for its acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. For acquired traditional insurance contracts, future positive cash flows generally include net premiums while future negative cash flows include policyholders’ benefits and certain maintenance expenses. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. In addition, future cash flows with respect to acquired annuity business include the impact of future cash flows expected from the guaranteed minimum death and living benefit provisions, including the performance of hedging programs for embedded derivatives. For acquired defined contribution and defined benefits businesses, contract balances are projected using assumptions for add-on deposits, participant withdrawals, contract surrenders, and investment returns. Gross profits are then determined based on investment spreads and the excess of fees and other charges over the costs to administer the contracts. The Company amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional insurance contracts, VOBA is amortized in proportion to estimated gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts, VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to estimated gross profits arising principally from investment spreads and fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The remainder of VOBA is amortized based on estimated gross revenues, fees, or the change in policyholders’ account balances, as applicable. The effect of changes in estimated gross profits on unamortized VOBA is reflected in the period such estimates of expected future profits are revised. See Note 8 for additional information regarding VOBA.

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

See Note 9 for additional information regarding goodwill, including a discussion of impairments the Company recorded during 2008.

The Company offers various types of sales inducements to policyholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” See Note 11 for additional information regarding sales inducements.

The majority of the Company’s reinsurance recoverables and payables are receivables and corresponding payables associated with the reinsurance arrangements used to effect the Company’s acquisition of the retirement businesses of CIGNA. The remaining amounts relate to other reinsurance arrangements entered into by the Company. For each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. See Note 13 for additional information about the Company’s reinsurance arrangements.

Identifiable intangible assets are recorded net of accumulated amortization. The Company tests identifiable intangible assets for impairment on an annual basis as of December 31 of each year or whenever events or circumstances suggest that the carrying value of an identifiable intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an identifiable intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income. Measuring intangibles requires the use of estimates. Significant estimates include the projected net cash flow attributable to the intangible asset and the risk rate at which future net cash flows are discounted for purposes of estimating fair value, as applicable. Identifiable intangible assets primarily include customer relationships and mortgage servicing rights. See Note 9 for additional information regarding identifiable intangible assets.

Investments in operating joint ventures are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. The Company held an investment in Wachovia Securities which was sold on December 31, 2009. See Note 7 for additional information on investments in operating joint ventures.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity and disability products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation. See Note 10 for additional information regarding future policy benefits.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has occurred. However, unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 11, and certain unearned revenues.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 10 for additional information regarding policyholders’ account balances.

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected, the components of which are discussed more fully in Note 12. The dividends payable for policies other than the participating policies included in the Closed Block include special dividends to certain policyholders of Gibraltar Life, a Japanese insurance company acquired in April 2001, and dividends payable in accordance with certain group insurance policies. The special dividends payable to the policyholders of Gibraltar Life are based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of December 31, 2009 and 2008, this dividend liability was $151 million and $501 million, respectively.

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

Premiums from non-participating group annuities with life contingencies, single premium structured settlements with life contingencies and single premium immediate annuities with life contingencies are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is deferred and recognized into revenue in a constant relationship to the amount of expected future benefit payments. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 11. The Company also provides contracts with certain living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 11.

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

Asset Management Fees and Other Income

“Asset management fees and other income” principally include asset management fees and securities and commodities commission revenues, which are recognized in the period in which the services are performed. Realized and unrealized gains from investments classified as “trading” such as “Trading account assets

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

supporting insurance liabilities” and “Other trading account assets,” short-term investments that are marked-to-market through other income, and from consolidated entities that follow specialized investment company fair value accounting are also included in “Asset management fees and other income.” In certain asset management fee arrangements, the Company is entitled to receive performance based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance based incentive fee revenue is accrued quarterly based on measuring fund performance to date versus the performance benchmark stated in the investment management agreement. Certain performance based incentive fees are also subject to future adjustment based on cumulative fund performance in relation to these specified benchmarks.

Foreign Currency

Assets and liabilities of foreign operations and subsidiaries reported in currencies other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. The effects of translating the statements of operations and financial position of non-U.S. entities with functional currencies other than the U.S. dollar are included, net of related qualifying hedge gains and losses and income taxes, in “Accumulated other comprehensive income (loss).” Gains and losses from foreign currency transactions are reported in either “Accumulated other comprehensive income (loss)” or current earnings in “Asset management fees and other income” depending on the nature of the related foreign currency denominated asset or liability.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and nonperformance risk used in valuation models.

Derivatives are used in a non-dealer or broker capacity in insurance, investment and international businesses as well as treasury operations to manage the characteristics of the Company’s asset/liability mix, to manage the interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 21, all realized and unrealized changes in fair value of non-dealer or broker related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows.

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

When a derivative is designated as a foreign currency hedge and is determined to be highly effective, changes in its fair value are recorded either in current period earnings if the hedge transaction is a fair value hedge (e.g., a hedge of a recognized foreign currency asset or liability) or in “Accumulated other comprehensive income (loss)” if the hedge transaction is a cash flow hedge (e.g., a foreign currency denominated forecasted transaction). When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value, to the extent effective as a hedge, is recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss).”

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments, the identification of which involves judgment. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets,” at fair value.

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Long-term debt for funding received from the Federal Reserve Bank of New York on a non-recourse basis under the Term Asset-Backed Securities Loan Facility to finance the purchase of eligible asset-backed securities is recorded at fair value under the fair value option. Long-term debt in consolidated real estate investment companies is recorded at fair value in accordance with industry standards. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term items the Company intends to refinance on a long-term basis in the near term. See Note 14 for additional information regarding short-term and long-term debt.

Income Taxes

The Company and its eligible domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes. See Note 19 for a discussion of certain non-U.S. jurisdictions for which the Company assumes repatriation of earnings to the U.S.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 19 for additional information regarding income taxes.

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued updated guidance that clarifies existing guidance on accounting and reporting by an entity that experiences a decrease in ownership of a subsidiary that is a business. The updated guidance states that a decrease in ownership applies to a subsidiary or group of assets that is a business, but does not apply to a sale of in-substance real estate even if it involves a business, such as an ownership interest in a partnership whose only asset is operating real estate. This guidance also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business for an equity interest in another entity. The updated guidance also expands disclosures about fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The updated guidance is effective in the first interim or annual reporting period ending on or after December 15, 2009, and is applied on a retrospective basis to the first period that the Company adopted the existing guidance, which was as of January 1, 2009. The Company’s adoption of this updated guidance effective December 31, 2009 did not have a material effect on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In January 2010, the FASB issued updated guidance on accounting for distributions to shareholders with components of stock and cash. This guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive either cash or shares, with a potential limitation on the total amount of cash that all shareholders can elect to receive, is considered a share issuance, not a stock dividend. Such a share issuance is reflected in the calculation of earnings per share prospectively. This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Since the Company has not made distributions to shareholders with components of stock and cash, the adoption of this guidance effective December 31, 2009 had no effect on the Company’s consolidated financial position or results of operations.

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investment funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. This guidance does not apply to the Company’s investments in joint ventures and limited partnerships that are generally accounted for under the equity method or cost method. It is effective for the first annual or interim reporting period ending after December 15, 2009. The Company’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance provides clarification on how to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance also clarifies that restrictions preventing

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. The Company adopted this guidance effective with the annual reporting period ended December 31, 2009, and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance for the FASB’s Accounting Standards Codification TM as the source of authoritative U.S. GAAP. The Codification is not intended to change U.S. GAAP but is a new structure which organizes accounting pronouncements by accounting topic. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2009 impacts the way the Company references U.S. GAAP standards in the financial statements.

In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments. This new guidance requires disclosures about fair value of financial instruments for interim reporting periods similar to those included in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance effective with the interim period ending June 30, 2009.

In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted this guidance effective January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $659 million. The disclosures required by this new guidance are provided in Note 4. See “Investments and Investment-Related Liabilities” above for more information.

In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities, and (2) identifying transactions that are not orderly. Further, this new guidance requires additional disclosures about fair value measurements in interim and annual periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this revised guidance are provided in Note 20.

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

In January 2009, the FASB issued new authoritative guidance that revised other-than-temporary-impairment guidance for beneficial interests in securitized financial assets that are within the scope of the original guidance. The new guidance is effective for interim and annual reporting periods ending after December 15, 2008. The Company’s adoption of this new guidance effective December 31, 2008, did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosures are provided in Note 4.

In December 2008, the FASB revised the authoritative guidance for employers’ disclosures about postretirement benefit plan assets. This new guidance requires additional disclosures about the components of plan assets, investment strategies for plan assets, significant concentrations of risk within plan assets, and requires disclosures regarding the fair value measurement of plan assets. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted this guidance effective December 31, 2009. The required disclosures are provided in Note 18.

In December 2008, the FASB revised the authoritative guidance for disclosures by public entities (enterprises) about transfers of financial assets and interests in variable interest entities (“VIE’s”). This new guidance requires enhanced disclosures about transfers of financial assets and interests in VIE’s. This guidance is effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted this guidance effective December 31, 2008. Since this guidance requires only additional disclosures concerning transfers of financial assets and interests in VIE’s, adoption of the guidance did not affect the Company’s consolidated financial position or results of operations. The disclosures required by this guidance are provided in Note 5.

In October 2008, the FASB revised the authoritative guidance on determining the fair value of a financial asset when the market for that asset is not active. This guidance clarifies the application of fair value measurements in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements. The guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s adoption of this guidance effective September 30, 2008 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2008, the FASB issued revised authoritative guidance for disclosures about credit derivatives and certain guarantees that amends existing guidance on this subject. This new guidance requires sellers of credit derivatives and certain guarantees to disclose (a) the nature of the credit derivative, the reason(s) for entering into the credit derivative, approximate term, performance triggers, and the current status of the performance risk; (b) the undiscounted maximum potential amount of future payments the seller could be required to make before considering any recoveries from recourse provisions or collateral; (c) the credit derivative’s fair value; and (d) the nature of any recourse provisions and any collateral assets held to ensure performance. The new guidance also requires the above disclosures for hybrid instruments that contain embedded derivatives and requires disclosure of the current status of the guarantee’s performance risk. This new guidance is effective for interim and annual reporting periods ending after December 15, 2008. The Company’s adoption of this guidance effective December 31, 2008 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this guidance are provided in Note 21.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2008, the FASB Emerging Issues Task Force (“EITF”) reached consensus on an issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement. This consensus concluded that (a) the issuer of a liability (including debt) with a third-party credit enhancement that is inseparable from the liability, shall not include the effect of the credit enhancement in the fair value measurement of the liability; (b) the issuer shall disclose the existence of any third-party credit enhancement on such liabilities, and (c) in the period of adoption the issuer shall disclose the valuation techniques used to measure the fair value of such liabilities and disclose any changes from valuation techniques used in prior periods. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In May 2008, the FASB revised the authoritative guidance for the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This new guidance, which is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively, addresses the accounting for certain convertible debt instruments including those that have been issued by the Company. It requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity within additional paid-in capital. The liability component of the debt instrument is accreted to par using the effective yield method, with the accretion being reported as a component of interest expense. Bond issuance costs are allocated to the debt and equity components in proportion to the debt proceeds. The Company’s adoption of this guidance effective January 1, 2009, reduced net income for the years ended December 31, 2008, 2007, 2006 and 2005 by $44 million, $42 million, $36 million and $5 million, or $0.10, $0.09, $0.07 and $0.01 per share of Common Stock, on both a basic and diluted basis, respectively.

In April 2008, the FASB revised the authoritative guidance for the determination of the useful life of intangible assets. This new guidance amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date, and the disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued authoritative guidance for derivative instruments and hedging activities which amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosures are provided in Note 21.

In February 2008, the FASB revised the authoritative guidance for the accounting for transfers of financial assets and repurchase financing transactions. The new guidance provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The guidance is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position and results of operations.

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

In January 2008, the FASB issued authoritative guidance for application of the shortcut method to hedge accounting with respect to the conditions that must be met to apply the shortcut method for assessing hedge effectiveness. This new guidance was effective for hedging relationships designated on or after January 1, 2008. The Company’s adoption of this guidance effective January 1, 2008 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. This guidance changes the accounting for minority interests, which are recharacterized as

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

noncontrolling interests and classified by the parent company as a component of equity. Upon adoption, this guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests and prospective adoption for all other requirements. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the statement of financial position, and totaled $351 million, $409 million, $329 million, and $110 million at December 31, 2008, 2007, 2006, and 2005, respectively. In addition, income attributable to the noncontrolling interests, which was previously reported as an expense in general and administrative expenses and reflected within income from continuing operations is now reported as a separate amount below net income, and totaled $36 million, $67 million, $25 million, and $21 million for the years ended December 31, 2008, 2007, 2006, and 2005, respectively.

In November 2007, the staff of the Securities and Exchange Commission (“SEC”) issued guidance on written loan commitments recorded at fair value through earnings, which states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This guidance is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007. The Company adopted this guidance effective January 1, 2008 for its loan commitments that are recorded at fair value through earnings. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2007, the FASB revised the authoritative guidance for offsetting of amounts related to certain contracts. The new guidance permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. This guidance is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively to financial statements for all periods presented. The Company’s adoption of this guidance effective January 1, 2008 did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued authoritative guidance on the fair value option for financial assets and financial liabilities. This guidance provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Consolidated Statements of Operations. The Company adopted this guidance effective January 1, 2008.

Upon adoption of the fair value option guidance, the Company elected the fair value option for certain investments held within the commercial mortgage operations of the Asset Management segment. Specifically, the fair value option was elected for funded commercial mortgage loans held for sale originated beginning January 1, 2008. In addition, the Company elected the fair value option for fixed rate commercial mortgage loans held for investment that were held at December 31, 2007 and for such loans originated beginning January 1, 2008. The Company elected the fair value option for the loan programs mentioned above primarily to eliminate the need for hedge accounting, while still achieving an offset in earnings from the associated interest rate derivative hedges.

Due to volatility in the credit markets, the Company experienced unexpected volatility in the fair value of the aforementioned fixed rate commercial mortgage loans held for investment that was not substantially offset by the associated interest rate derivative hedges during the quarter ended March 31, 2008. Therefore, the Company decided to no longer elect the fair value option on loans held for investment that were originated after March 31, 2008, and has applied hedge accounting under derivatives accounting guidance. See Note 20 for more information on the fair value option guidance.

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

In September 2006, the FASB issued authoritative guidance on fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance does not change which assets and liabilities are required to be recorded at fair value, but the application of this guidance could change practices in determining fair value. The Company adopted this guidance effective January 1, 2008. See Note 20 for more information on fair value measurements guidance.

In September 2006, the FASB issued authoritative guidance for employers’ accounting for defined benefit pension and other postretirement plans, which amended previous guidance. This revised guidance requires an employer on a prospective basis to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company adopted this guidance, along with the required disclosures, on December 31, 2006. The revised guidance also requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. The Company adopted this guidance on December 31, 2008 and the impact of changing from a September 30 measurement date to a December 31 measurement date was a net after-tax increase to retained earnings of $17 million.

In July 2006, the FASB revised the authoritative guidance for accounting for a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction. The new guidance indicates that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease would require a recalculation of cumulative and prospective income recognition associated with the transaction. The new guidance is effective for fiscal years beginning after December 15, 2006. The Company adopted the new guidance on January 1, 2007 and the adoption resulted in a net after-tax reduction to retained earnings of $84 million, as of January 1, 2007.

In June 2006, the FASB revised the authoritative guidance for accounting for uncertainty in income taxes. See Note 19 for details regarding the adoption of this new guidance on January 1, 2007.

In March 2006, the FASB issued authoritative guidance on accounting for servicing of financial assets.” This guidance requires that servicing assets or liabilities be initially measured at fair value, with subsequent changes in value reported based on either a fair value or amortized cost approach for each class of servicing assets or liabilities. Under previous guidance, such servicing assets or liabilities were initially measured at historical cost and the amortized cost method was required for subsequent reporting. The Company adopted this guidance effective January 1, 2007, and elected to continue reporting subsequent changes in value using the amortized cost approach. Adoption of this guidance had no material effect on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued authoritative guidance on accounting for certain hybrid instruments. This guidance eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus previous to the adoption of this standard has not had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Consolidated Statements of Operations. The Company’s adoption of this guidance effective January 1, 2007 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued authoritative guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts. This guidance tells insurance enterprises how to account for deferred acquisition costs, including deferred policy acquisition costs, valuation of business acquired and deferred sales inducements, on internal replacements of certain insurance and investment contracts. The guidance defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted this guidance on January 1, 2007, which resulted in a net after-tax reduction to retained earnings of $20 million.

Future Adoption of New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company’s adoption of this guidance effective January 1, 2010 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a qualifying special-purpose entity (“QSPE”) from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to qualifying special-purpose entities. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Disclosure provisions will be applied to transfers that occurred both before and after January 1, 2010. The Company’s adoption of this guidance effective January 1, 2010 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS

Sale of investment in Wachovia Securities

On December 31, 2009 the Company completed the sale of its minority joint venture interest in Wachovia Securities. See Note 7 for more details on this transaction.

Acquisition of Yamato Life

On May 1, 2009, the Company’s Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. At the date of acquisition the Company recognized $2.3 billion of assets and $2.3 billion of liabilities related to Yamato. Subsequent to the acquisition, the Company renamed the acquired company The Prudential Financial of Japan Life Insurance Company Ltd.

Acquisition of Hyundai Investment and Securities Co., Ltd.

In 2004, the Company acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. On January 25, 2008, the Company acquired the remaining 20 percent for $90 million. In February 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise its Korean asset management operations.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2009	2008	2007
	(in millions)
Equity sales, trading and research operations(1)	$3	$(1)	$(101)
Real estate investments sold or held for sale(2)	22	42	63
Mexican asset management operations(3)	12	(13)	3
International securities operations(4)	(1)	(1)	8
Healthcare operations(5)	—	2	14

Income (loss) from discontinued operations before income taxes	36	29	(13)
Income tax expense (benefit)(4)	17	11	(33)

Income from discontinued operations, net of taxes	$19	$18	$20

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $83 million and $16 million, respectively, at December 31, 2009 and $218 million and $149 million, respectively, at December 31, 2008.

(1)	In the second quarter of 2007, the Company announced its decision to exit the equity sales, trading and research operations of the Prudential Equity Group (“PEG”). PEG’s operations were substantially wound down by June 30, 2007. Included within the table above for the year ended December 31, 2007 is a $104 million pre-tax loss in connection with this decision, primarily related to employee severance costs.
(2)	Reflects the income or loss from discontinued real estate investments, primarily related to gains recognized on the sale of real estate properties.
(3)	In the second quarter of 2009, the Company entered into an agreement to sell its mutual fund and banking operations in Mexico. This transaction closed in the fourth quarter of 2009. Included within the table above for the year ended December 31, 2009 is $8 million of a pre-tax gain recorded in connection with the sale of this business.
(4)	International securities operations include the European retail transaction-oriented stockbrokerage and related activities of Prudential Securities Group, Inc. The year ended December 31, 2007 includes a $21 million tax benefit associated with the discontinued international securities operations.
(5)	The sale of the Company’s healthcare business to Aetna was completed in 1999. The loss the Company previously recorded upon the disposal of its healthcare business was reduced in each of the years ended December 31, 2008 and 2007. The reductions were primarily the result of favorable resolution of certain legal, regulatory and contractual matters.

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

Notes to Consolidated Financial Statements

4.     INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) at December 31:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,254	$384	$370	$8,268	$—
Obligations of U.S. states and their political subdivisions	1,389	28	42	1,375	—
Foreign government bonds	39,795	1,549	135	41,209	—
Corporate securities	89,915	4,377	2,746	91,546	(43)
Asset-backed securities(1)	12,587	155	2,504	10,238	(1,716)
Commercial mortgage-backed securities	11,036	202	220	11,018	1
Residential mortgage-backed securities(2)	11,275	428	132	11,571	(11)

Total fixed maturities, available for sale	$174,251	$7,123	$6,149	$175,225	$(1,769)

Equity securities, available for sale	$6,106	$1,014	$225	$6,895

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which, from January 1, 2009, were not included in earnings under new authoritative accounting guidance. Amount excludes $540 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,058	$25	$1	$1,082	$—
Corporate securities	876	1	126	751	—
Asset-backed securities(1)	1,112	16	3	1,125	—
Commercial mortgage-backed securities	460	104	—	564	—
Residential mortgage-backed securities(2)	1,614	64	3	1,675	—

Total fixed maturities, held to maturity	$5,120	$210	$133	$5,197	$—

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which, from January 1, 2009, were not included in earnings under new authoritative accounting guidance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,236	$1,355	$13	$7,578
Obligations of U.S. states and their political subdivisions	891	32	12	911
Foreign government bonds	32,585	2,266	112	34,739
Corporate securities	87,028	1,630	9,604	79,054
Asset-backed securities	16,057	109	4,174	11,992
Commercial mortgage-backed securities	12,381	5	2,334	10,052
Residential mortgage-backed securities	13,513	450	233	13,730

Total fixed maturities, available for sale	$168,691	$5,847	$16,482	$158,056

Equity securities, available for sale	$7,288	$259	$1,482	$6,065

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,093	$115	$—	$1,208
Corporate securities	867	9	128	748
Asset-backed securities	782	25	1	806
Commercial mortgage-backed securities	11	—	—	11
Residential mortgage-backed securities	1,055	8	4	1,059

Total fixed maturities, held to maturity	$3,808	$157	$133	$3,832

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2009, are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$6,519	$6,573	$11	$10
Due after one year through five years	35,597	36,382	—	—
Due after five years through ten years	34,668	35,359	45	45
Due after ten years	62,569	64,084	1,878	1,778
Asset-backed securities	12,587	10,238	1,112	1,125
Commercial mortgage-backed securities	11,036	11,018	460	564
Residential mortgage-backed securities	11,275	11,571	1,614	1,675

Total	$174,251	$175,225	$5,120	$5,197

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2009	2008	2007
	(in millions)
Fixed maturities, available for sale:
Proceeds from sales	$23,390	$69,536	$89,466
Proceeds from maturities/repayments	18,182	12,308	10,230
Gross investment gains from sales, prepayments and maturities	1,026	1,063	811
Gross investment losses from sales and maturities	(535)	(763)	(506)
Fixed maturities, held to maturity:
Proceeds from maturities/repayments	$378	$245	$255
Gross investment gains from prepayments	—	—	—
Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(1,694)	$(2,397)	$(187)
Writedowns for impairments of equity securities	(1,002)	(1,202)	(75)

(1)	Effective with the adoption of new authoritative guidance on January 1, 2009, excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Year Ended December 31, 2009
(in millions)
Balance, beginning of period	$—
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	658
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(267)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(24)
Credit loss impairment recognized in the current period on securities not previously impaired	665
Additional credit loss impairments recognized in the current period on securities previously impaired	718
Increases due to the passage of time on previously recorded credit losses	40
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(43)

Balance, December 31, 2009	$1,747

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” at December 31:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$725	$725	$1,232	$1,232

Fixed maturities:
Corporate securities	9,202	9,502	8,814	7,971
Commercial mortgage-backed securities	1,899	1,893	2,335	2,092
Residential mortgage-backed securities	1,434	1,432	708	684
Asset-backed securities	1,022	857	915	635
Foreign government bonds	508	517	416	420
U.S. government authorities and agencies and obligations of U.S. states	169	159	147	143

Total fixed maturities	14,234	14,360	13,335	11,945

Equity securities	1,033	935	1,074	698

Total trading account assets supporting insurance liabilities	$15,992	$16,020	$15,641	$13,875

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” were $1,794 million, $(1,633) million and $(143) million during the years ended December 31, 2009, 2008 and 2007, respectively.

Other Trading Account Assets

The following table sets forth the composition of “Other trading account assets” at December 31:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$5	$5	$7	$7

Fixed maturities:
Asset-backed securities	1,043	991	423	308
Residential mortgage-backed securities	287	158	278	150
Corporate securities	345	359	230	204
Commercial mortgage-backed securities	239	136	217	136
U.S. government authorities and agencies and obligations of U.S. states	90	95	102	106
Foreign government bonds	23	24	32	33

Total fixed maturities	2,027	1,763	1,282	937

Derivative instruments and other	662	794	2,949	3,250
Equity securities	456	471	144	142

Total other trading account assets	$3,150	$3,033	$4,382	$4,336

The net change in unrealized gains (losses) from other trading account assets still held at period end, recorded within “Asset management fees and other income” were $(71) million and $(150) million during the years ended December 31, 2009 and 2008, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows at December 31:

	2009		2008
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage loans by property type
Office buildings	$6,115	20.7%	$6,143	19.9%
Retail stores	6,012	20.3%	5,641	18.3%
Apartment complexes	5,214	17.6%	6,425	20.8%
Industrial buildings	6,223	21.1%	6,576	21.3%
Agricultural properties	1,800	6.1%	2,001	6.5%
Hospitality	1,673	5.7%	1,641	5.3%
Other	2,510	8.5%	2,448	7.9%

Total commercial mortgage loans	29,547	100.0%	30,875	100.0%

Valuation allowance	(642)		(250)

Total net commercial mortgage loans	28,905		30,625

Other loans
Uncollateralized loans	1,350		1,245
Collateralized by residential properties	910		978
Other collateralized loans	275		348

Total other loans	2,535		2,571
Valuation allowance	(56)		(82)

Total net other loans	2,479		2,489

Total commercial mortgage and other loans	$31,384		$33,114

The commercial mortgage loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (24%), New York (10%) and Texas (6%) at December 31, 2009.

Activity in the allowance for losses for all commercial mortgage and other loans, for the years ended December 31, is as follows:

	2009	2008	2007
	(in millions)
Allowance for losses, beginning of year	$332	$173	$185
Addition to / (release of) allowance for losses	468	155	(11)
Charge-offs, net of recoveries	(105)	(1)	(2)
Change in foreign exchange	3	5	1

Allowance for losses, end of year	$698	$332	$173

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Non-performing commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

	2009	2008
	(in millions)
Non-performing commercial mortgage and other loans with allowance for losses	$1,064	$121
Non-performing commercial mortgage and other loans with no allowance for losses	30	364
Allowance for losses, end of year	(316)	(49)

Net carrying value of non-performing commercial mortgage and other loans	$778	$436

Non-performing commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $835 million, $248 million and $26 million for 2009, 2008 and 2007, respectively. Net investment income recognized on these loans totaled $47 million, $26 million and $1 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

The net carrying value of commercial loans held for sale by the Company as of December 31, 2009 and 2008 was $124 million and $249 million, respectively. As of December 31, 2009 and 2008, all of the Company’s commercial loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail stores, apartment complexes and industrial buildings. In certain transactions, the Company prearranges that it will sell the loan to an investor. As of December 31, 2009 and 2008, $113 million and $71 million, respectively, of loans held for sale are subject to such arrangements.

The Company exited the commercial mortgage securitization business during 2008. Commercial mortgage loans in securitization transactions accounted for by the Company as sales totaled $3,589 million for the year ended December 31, 2007. The Company generally retained the servicing responsibilities related to its commercial loan securitizations. The Company recognized net pre-tax losses of $57 million for the year ended December 31, 2007 in connection with securitization transactions, which were recorded in “Realized investment gains (losses), net.”

Other Long-term Investments

“Other long-term investments” are comprised as follows at December 31:

	2009	2008
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$1,161	$1,190
Non real estate related	2,090	2,496

Total joint ventures and limited partnerships	3,251	3,686
Real estate held through direct ownership	1,516	2,165
Other	1,137	1,161

Total other long-term investments	$5,904	$7,012

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital, and in certain cases other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” As of December 31, 2009 and 2008 respectively, the consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $142 million and $253 million. The noncontrolling interest in the consolidated feeder funds was $0 million as of December 31, 2009 and 2008. The master funds had gross assets of $339 million and $421 million, and gross liabilities of $142 million and $168 million as of December 31, 2009 and 2008, respectively, which are not included on the Company’s balance sheet.

Equity Method Investments

The following tables set forth summarized combined financial information for significant joint ventures and limited partnership interests accounted for under the equity method, including the Company’s investment in operating joint ventures that are discussed in more detail in Note 7. Changes between periods in the tables below reflect changes in the activities within the joint ventures and limited partnerships, as well as changes in the Company’s level of investment in such entities.

	At December 31,
	2009	2008
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Investments in real estate	$7,395	$6,808
Investments in securities	9,492	16,394
Cash and cash equivalents	623	753
Receivables	851	8,502
Property and equipment	66	162
Other assets(1)	1,054	2,353

Total assets	$19,481	$34,972

Borrowed funds-third party	$4,226	$3,589
Borrowed funds-Prudential	236	478
Payables	913	6,443
Other liabilities(2)	919	2,880

Total liabilities	6,294	13,390
Partners’ capital	13,187	21,582

Total liabilities and partners’ capital	$19,481	$34,972

Equity in partners’ capital included above(3)	$3,154	$4,861
Equity in limited partnership interests not included above	409	234

Carrying value	$3,563	$5,095

(1)	Other assets consist of goodwill, intangible assets and other miscellaneous assets.
(2)	Other liabilities consist of securities repurchase agreements and other miscellaneous liabilities.
(3)	As of December 31, 2008 includes $1.812 billion related to the Company’s minority joint venture interest in Wachovia Securities, which was sold on December 31, 2009. See Note 7 for additional information regarding this sale. As of December 31, 2009 and 2008, includes $316 million pre-tax of impairments the Company recorded to the carrying value of certain operating joint ventures in its International Investments segment.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

	Years ended December 31,
	2009	2008	2007
	(in millions)
STATEMENTS OF OPERATIONS
Income from real estate investments	$(324)	$292	$398
Income from securities investments	9,637	3,004	6,238
Income from other	729	783	7
Interest expense	(476)	(540)	(385)
Depreciation	(17)	(31)	(1)
Management fees/salary expense	(4,457)	(2,845)	(2,378)
Other expenses	(5,146)	(2,357)	(2,096)

Net earnings (losses)	$(54)	$(1,694)	$1,783

Equity in net earnings (losses) included above(1)	$2,211	$(790)	$532
Equity in net earnings (losses) of limited partnership interests not included above	(63)	(31)	66

Total equity in net earnings (losses)	$2,148	$(821)	$598

(1)	The year ended December 31, 2009 includes a $2.247 billion pre-tax gain related to the sale of the Company’s minority joint venture interest in Wachovia Securities, not included in the detailed financial lines above. See Note 7 for additional information regarding this sale. The year ended December 31, 2008 includes $316 million pre-tax of impairments the Company recorded to the carrying value of certain operating joint ventures in its International Investments segment, not included in the detailed financial lines above.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2009	2008	2007
	(in millions)
Fixed maturities, available for sale	$8,193	$8,462	$8,797
Fixed maturities, held to maturity	135	87	90
Equity securities, available for sale	303	325	292
Trading account assets	821	833	756
Commercial mortgage and other loans	1,930	1,950	1,745
Policy loans	570	544	521
Broker-dealer related receivables	18	147	199
Short-term investments and cash equivalents	139	527	684
Other long-term investments	(201)	(113)	442

Gross investment income	11,908	12,762	13,526
Less investment expenses	(487)	(881)	(1,511)

Net investment income	$11,421	$11,881	$12,015

Carrying value for non-income producing assets included in fixed maturities totaled $264 million as of December 31, 2009. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2009	2008	2007
	(in millions)
Fixed maturities	$(1,203)	$(2,097)	$118
Equity securities	(875)	(1,382)	634
Commercial mortgage and other loans	(602)	(199)	26
Investment real estate	(48)	1	10
Joint ventures and limited partnerships	(55)	(47)	105
Derivatives(1)	(127)	1,297	(275)
Other	14	28	(5)

Realized investment gains (losses), net	$(2,896)	$(2,399)	$613

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$—	$—	$—	$—	$—	$—
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(1,139)	9	1	—	388	(741)
Net investment gains (losses) on investments arising during the period	529	—	—	—	(190)	339
Reclassification adjustment for (gains) losses included in net income	1,070	—	—	—	(385)	685
Reclassification adjustment for OTTI losses excluded from net income(1)	(1,689)	—	—	—	608	(1,081)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	184	—	—	(66)	118
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	1	—	—	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	—	—	—

Balance, December 31, 2009	$(1,229)	$193	$2	$—	$355	$(679)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2006	$5,103	$(173)	$(1,328)	$(1,866)	$(565)	$1,171
Net investment gains (losses) on investments arising during the period	(1,322)	—	—	—	433	(889)
Reclassification adjustment for (gains) losses included in net income	(756)	—	—	—	248	(508)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	55	—	—	(19)	36
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	86	—	(30)	56
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	820	(286)	534

Balance, December 31, 2007	3,025	(118)	(1,242)	(1,046)	(219)	400
Net investment gains (losses) on investments arising during the period	(18,367)	—	—	—	6,437	(11,930)
Reclassification adjustment for (gains) losses included in net income	3,449	—	—	—	(1,209)	2,240
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	1,597	—	—	(559)	1,038
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	858	—	(301)	557
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	1,477	(517)	960

Balance, December 31, 2008	$(11,893)	$1,479	$(384)	$431	$3,632	$(6,735)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(322)	15	4	418	(33)	82
Net investment gains (losses) on investments arising during the period	12,361	—	—	—	(4,143)	8,218
Reclassification adjustment for (gains) losses included in net income	1,050	—	—	—	(378)	672
Reclassification adjustment for OTTI losses excluded from net income(2)	1,689	—	—	—	(608)	1,081
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(2,297)	—	—	804	(1,493)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(129)	—	45	(84)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(849)	298	(551)

Balance, December 31, 2009	$2,885	$(803)	$(509)	$—	$(383)	$1,190

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2009	2008	2007
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,229)	$—	$—
Fixed maturity securities, available for sale—all other	2,203	(10,635)	2,025
Equity securities, available for sale	789	(1,223)	685
Derivatives designated as cash flow hedges(1)	(317)	(227)	(267)
Other investments	210	192	582

Net unrealized gains (losses) on investments	$1,656	$(11,893)	$3,025

(1)	See Note 21 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at December 31:

	2009
	Less than twelve months(2)		Twelve months or more(2)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,058	$259	$475	$111	$4,533	$370
Obligations of U.S. states and their political subdivisions	936	42	7	—	943	42
Foreign government bonds	5,027	95	498	41	5,525	136
Corporate securities	10,388	352	17,414	2,520	27,802	2,872
Commercial mortgage-backed securities	1,471	40	3,216	180	4,687	220
Asset-backed securities	1,619	565	6,128	1,942	7,747	2,507
Residential mortgage-backed securities	1,567	21	1,150	114	2,717	135

Total	$25,066	$1,374	$28,888	$4,908	$53,954	$6,282

(1)	Includes $1,216 million of fair value and $133 million of gross unrealized losses at December 31, 2009 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.
(2)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

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

The gross unrealized losses at December 31, 2009 and 2008 are composed of $4,240 million and $12,863 million related to high or highest quality securities based on NAIC or equivalent rating and $2,042 million and $3,752 million related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At December 31, 2009, $3,594 million of the gross unrealized losses represented declines in value of greater than 20%, $588 million of which had been in that position for less than six months, as compared to $11,505 million at December 31, 2008 that represented declines in value of greater than 20%, $10,509 million of which had been in that position for less than six months. At December 31, 2009, the $4,908 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. At December 31, 2008, the $8,731 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and utilities sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2009 or 2008. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at December 31:

	2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,159	$142	$754	$83	$1,913	$225

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

	2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$3,978	$1,419	$263	$63	$4,241	$1,482

At December 31, 2009, $62 million of the gross unrealized losses represented declines of greater than 20%, $37 million of which had been in that position for less than six months. At December 31, 2008, $1,227 million of the gross unrealized losses represented declines of greater than 20%, $1,086 million of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2009 and 2008. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2009 or 2008.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2009	2008
	(in millions)
Fixed maturities, available for sale	$13,964	$16,366
Trading account assets supporting insurance liabilities	388	455
Other trading account assets	403	557
Separate account assets	3,908	4,550
Equity securities	221	199

Total securities pledged	$18,884	$22,127

As of December 31, 2009, the carrying amount of the associated liabilities supported by the pledged collateral was $18,559 million. Of this amount, $6,033 million was “Securities sold under agreements to repurchase,” $4,028 million was “Separate account liabilities,” $3,163 million was “Cash collateral for loaned securities,” $2,000 million was “Long-term debt,” and $3,335 million was “Other Liabilities.” As of December 31, 2008, the carrying amount of the associated liabilities supported by the pledged collateral was $20,327 million. Of this amount, $7,900 million was “Securities sold under agreements to repurchase,” $4,640 million was “Separate account liabilities,” $4,168 million was “Cash collateral for loaned securities,” $2,000 million was “Long-term debt,” $1,000 million was “Short-term debt,” and $619 million was “Other liabilities.”

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under agreements to resell. The fair value of this collateral was approximately $917 million and $3,157 million at December 31, 2009 and 2008, respectively, all of which, for both periods, had either been sold or repledged.

Assets of $160 million and $516 million at December 31, 2009 and 2008, respectively, were on deposit with governmental authorities or trustees. Additionally, assets carried at $693 million and $696 million at December 31, 2009 and 2008, respectively, were held in voluntary trusts established primarily to fund guaranteed

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.     INVESTMENTS (continued)

dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $332 million and $546 million at December 31, 2009 and 2008, respectively. These amounts include member and activity based stock associated with memberships in the Federal Home Loan Bank of New York and Boston. Restricted cash and securities of $2,644 million and $4,424 million at December 31, 2009 and 2008, respectively, were included in “Other assets.” The restricted cash and securities primarily represent funds deposited by clients and funds accruing to clients as a result of trades or contracts.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

5.    VARIABLE INTEREST ENTITIES (continued)

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

	December 31,
	2009	2008
	(in millions)
Fixed maturities, available for sale	$68	$29
Trading account assets supporting insurance liabilities	7	—
Commercial mortgage and other loans	412	450
Other long-term investments	10	100
Cash and cash equivalents	44	1
Accrued investment income	2	2
Other assets	4	5
Separate account assets	38	91

Total assets of consolidated VIEs	$585	$678

Long-term debt	$413	$423
Other liabilities	—	1
Separate account liabilities	38	91

Total liabilities of consolidated VIEs	$451	$515

The Company also consolidates a VIE whose beneficial interests are wholly owned by consolidated subsidiaries. This VIE is not included in the table above and the Company does not currently intend to sell these beneficial interests to third parties.

Unconsolidated Variable Interest Entities for which the Company is the Sponsor

The Company has also determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it will not absorb a majority of the expected losses or receive the majority of the expected residual returns. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $380 million and $674 million at December 31, 2009 and 2008, respectively. The Company’s maximum exposure to loss decreased from December 31, 2008, reflecting the redemption of a fixed income fund in 2009. These investments are reflected in “Fixed maturities, available for sale” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $6,988 million as of December 31, 2009. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

Consolidated Variable Interest Entities for which the Company is not the Sponsor

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities, but over which the Company does not exercise control and is not the sponsor. Included among these structured investments are structured investments issued by a VIE that manages yen-denominated investments coupled with cross-currency coupon swap agreements thereby creating synthetic dual currency investments. The Company’s position in the capital structure and/or relative size indicates that the Company is the primary beneficiary. The Company has not provided material financial or other support that was not contractually required to these VIEs. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is not the sponsor are reported.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

5.    VARIABLE INTEREST ENTITIES (continued)

These liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE. As reflected in the table below, total assets of consolidated VIEs for which the Company is not a sponsor decreased from December 31, 2008 to December 31, 2009, reflecting the deconsolidation of a VIE that manages investments in the European market. The assets held by the VIE were distributed to the Company during March 2009.

	December 31,
	2009	2008
	(in millions)
Fixed maturities, available for sale	$107	$124
Fixed maturities, held to maturity	985	1,012
Other trading account assets	—	404
Other long-term investments	(48)	43
Cash and cash equivalents	—	79
Accrued investment income	4	8
Other assets	—	55

Total assets of consolidated VIEs	$1,048	$1,725

Total liabilities of consolidated VIEs	$—	$61

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $4,927 million and $7,130 million at December 31, 2009 and 2008, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

5.    VARIABLE INTEREST ENTITIES (continued)

$7.5 billion as of December 31, 2009 and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $723 million and $1,095 million at December 31, 2009 and 2008, respectively, which includes the fair value of the embedded derivatives.

6.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2009	2008	2007
	(in millions)
Balance, beginning of year	$15,126	$12,339	$10,863
Capitalization of commissions, sales and issue expenses	2,771	2,303	2,250
Amortization	(1,494)	(1,424)	(996)
Change in unrealized investment gains and losses	(2,000)	1,594	53
Foreign currency translation and other	175	314	185
Impact of adoption of guidance on accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts	—	—	(16)

Balance, end of year	$14,578	$15,126	$12,339

7.    INVESTMENTS IN OPERATING JOINT VENTURES

The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. Investments in operating joint ventures include the Company’s former investment in Wachovia Securities, which was sold on December 31, 2009, as well as investments in other operating joint ventures as part of the Company’s International Insurance and International Investments segments. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 4.

Investment in Wachovia Securities

On July 1, 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), a joint venture headquartered in St. Louis, Missouri. The transaction included the contribution of certain assets and liabilities of the Company’s securities brokerage operations; however, the Company retained certain assets and liabilities related to the contributed operations, including liabilities for certain litigation and regulatory matters. The Company and Wachovia each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to March 31, 2004. On December 31, 2008, Wachovia merged with and into Wells Fargo & Company (“Wells Fargo”), which succeeded to Wachovia’s rights and obligations under the joint venture arrangements.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    INVESTMENTS IN OPERATING JOINT VENTURES (continued)

On December 31, 2009, the Company completed the sale of its minority joint venture interest in Wachovia Securities, which includes Wells Fargo Advisors, to Wells Fargo. At the closing, the Company received $4.5 billion in cash as the purchase price of its joint venture interest and de-recognized the carrying value of its investment in the joint venture and the carrying value of the “lookback” option described below. For the year ended December 31, 2009, “Equity in earnings of operating joint ventures, net of taxes” includes the associated pre-tax gain on the sale of $2.247 billion. In addition, “General and administrative expenses” includes certain one-time costs related to the sale of the joint venture interest of $104 million, for pre-tax compensation costs and costs related to increased contributions to the Company’s charitable foundation. Results related to the joint venture are included in Corporate and Other operations as a divested business.

In addition, following the closing, the Company received $418 million in payment of the principal of and accrued interest on the subordinated promissory note in the principal amount of $417 million that had been issued by Wachovia Securities in connection with the establishment of the joint venture.

On October 1, 2007, Wachovia completed the acquisition of A.G. Edwards, Inc. (“A.G. Edwards”) and on January 1, 2008 contributed the retail securities brokerage business of A.G. Edwards to the joint venture. Wachovia’s contribution of this business entitled the Company to elect a “lookback” option (which the Company exercised) permitting the Company to delay for a period of two years ending on January 1, 2010, the decision on whether or not to make payments to avoid or limit dilution of its 38% ownership interest in the joint venture or, alternatively, to “put” its joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008, the date of the combination of the A.G. Edwards business with Wachovia Securities. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities was based on the Company’s diluted ownership level. Based upon the existing agreements and the Company’s estimates of the values of the A.G. Edwards business and the joint venture excluding the A.G. Edwards business, the Company adjusted the carrying value of its ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of the A.G. Edwards business and the dilution of the Company’s 38% ownership interest and to record the value of the above described rights under the “lookback” option. The Company accordingly recognized a corresponding increase to “Additional paid-in capital” of $1.041 billion, net of tax, which represented the excess of the estimated value of the Company’s share of the A.G. Edwards business received (of approximately $1.444 billion) and the estimated value of the “lookback” option acquired (of approximately $580 million) over the carrying value of the portion of the Company’s ownership interest in Wachovia Securities that was diluted (of approximately $422 million), net of taxes (of approximately $561 million). In connection with the sale of the Company’s interest in the joint venture to Wells Fargo on December 31, 2009, the Company’s final diluted ownership percentage in the joint venture for 2008 and 2009 was established as 23%. On December 31, 2009, the Company recognized a decrease to “Additional paid-in capital” of $109 million, net of tax, and a true-up to the Company’s 2008 and 2009 earnings from the joint venture of $15 million, net of tax based on the difference between the diluted ownership percentage previously used to record earnings and the final diluted ownership percentage.

On August 15, 2008, Wachovia announced that it had reached an agreement in principle for a global settlement of investigations concerning the underwriting, sale and subsequent auction of certain auction rate securities by subsidiaries of Wachovia Securities and had recorded an increase to legal reserves. The Company’s recorded share of pre-tax losses from the joint venture for the year ended December 31, 2008 included $355 million related to the impact of this item on our share of the equity earnings of the joint venture.

The Company’s investment in Wachovia Securities, excluding the value of the “lookback” option, was $1.812 billion as of December 31, 2008. The Company recognized pre-tax equity earnings (losses) from Wachovia Securities of $2.288 billion for the year ended December 31, 2009, including the gain on the sale of $2.247 billion. The Company’s recognized pre-tax equity earnings (losses) from Wachovia Securities of $(331)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    INVESTMENTS IN OPERATING JOINT VENTURES (continued)

million and $370 million for the years ended December 31, 2008 and 2007, respectively. The income tax expense associated with these equity earnings was $805 million for the year ended December 31, 2009, including $790 million associated with the gain on the sale. The income tax expense (benefit) associated with these equity earnings (losses) was $(110) million and $146 million for the years ended December 31, 2008 and 2007, respectively. Dividends received from the investment in Wachovia Securities were $23 million, $104 million and $366 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In connection with the combination of the Company’s retail securities brokerage and clearing operations with those of Wachovia, the Company entered into various agreements with Wachovia and Wachovia Securities, including one associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in asset management fees has been offset by payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination. The agreement extends for ten years after termination of the Company’s participation in the joint venture, which as noted above occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $61 million in 2009, $55 million in 2008 and $51 million in 2007.

Investments in other operating joint ventures

The Company has made investments in other operating joint ventures as part of its International Insurance and International Investments segments. The Company’s combined investment in these other operating joint ventures was $857 million and $525 million as of December 31, 2009 and 2008, respectively, including $528 million and $217 million, respectively, related to an indirect investment in China Pacific Group, a Chinese insurance operation. The indirect investment in China Pacific Group includes unrealized changes in market value, which are included in accumulated other comprehensive income and relate to the market price of China Pacific Group’s publicly traded shares, which began trading on the Shanghai Exchange in 2007 and as of the fourth quarter of 2009 are currently trading on the Hong Kong exchange. The Company recognized combined after-tax gains from these joint ventures of $40 million for the year ended December 31, 2009. The Company recognized combined after-tax losses from these joint ventures of $226 million for the year ended December 31, 2008 including $316 million pre-tax of impairments the Company recorded to the carrying value of certain operating joint ventures in its International Investments segment. The Company recognized combined after-tax equity earnings from these operating joint ventures of $22 million for the year ended December 31, 2007. The 2008 impairments are reflective of the significant deterioration in financial market conditions that occurred during the fourth quarter of 2008, which resulted in a decline in anticipated future asset management fees, and hence a decrease in the expected future earnings of the operating joint ventures. Dividends received from these investments combined were $33 million, $35 million and $31 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company transacts with certain of these operating joint ventures in the normal course of business, on terms equivalent to those that prevail in arm’s length transactions. In 2009 and 2008, the Company recognized $15 million and $14 million, respectively, of asset management fee income from these transactions.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    VALUATION OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2009	2008	2007
	(in millions)
Balance, beginning of year	$719	$1,072	$1,304
Amortization(1)	(217)	(448)	(243)
Change in unrealized investment gains and losses	(13)	3	2
Interest(2)	27	51	62
Foreign currency translation	(5)	41	12
Impact of adoption of guidance on accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts.	—	—	(12)
Impact of adoption of revised guidance for accounting for uncertainty in income taxes(3)	—	—	(53)

Balance, end of year	$511	$719	$1,072

(1)	The VOBA balances at December 31, 2009 were $0 million, $285 million, $52 million, and $174 million related to the insurance transactions associated with the Allstate Corporation (“Allstate”), CIGNA, American Skandia, Inc. (“American Skandia”), and Aoba Life Insurance Company, LTD. (“Aoba Life”), respectively. The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 17, 4 and 6 years for the VOBA related to CIGNA, American Skandia and Aoba Life, respectively.
(2)	The interest accrual rates vary by product. The interest rates for 2009 were 5.42%, 6.90%, 5.24%, and 2.60% for the VOBA related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively. The interest rates for 2008 were 5.42%, 7.30%, 5.72%, and 2.50% to 2.60% for the VOBA related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively. The interest rates for 2007 were 5.48%, 8.00%, 5.78%, and 2.35% to 2.50% for the VOBA related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively.
(3)	The Company reduced its valuation allowance on the deferred taxes associated with the acquisition of Gibraltar Life and in accordance with U.S. GAAP; the reduction in valuation allowance was applied against non-current intangible assets prior to being applied to retained earnings.

During the first quarter of 2009 and the fourth quarter of 2008, the Company recognized impairments of $73 million and $234 million, respectively, related to the VOBA associated with the Allstate acquisition. These impairments are included on the Amortization line in the table above. The impairment recorded in 2009 represented the remaining VOBA balance associated with the Allstate acquisition. These impairments are reflective of the deterioration in the financial markets, which resulted in additional market depreciation within the separate account assets and corresponding decreases in fee income and overall expected future earnings for this business. These impairments were determined using discounted present value of future estimated gross profits. Since the VOBA balance was completely impaired for these contracts, it cannot be reestablished for market value appreciation in subsequent periods.

The following table provides estimated future amortization, net of interest, for the periods indicated.

VOBA Amortization
(in millions)
2010	$40
2011	32
2012	26
2013	22
2014	18
2015 and thereafter	373

Total	$511

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    GOODWILL AND OTHER INTANGIBLES

The changes in the book value of goodwill by segment are as follows:

	Individual Annuities	Asset Management	Retirement	International Insurance	International Investments	Real Estate and Relocation Services	Total
	(in millions)
Balance at January 1, 2007:
Goodwill	$97	$238	$338	$19	$125	$118	$935
Accumulated Impairment Losses	—	—	—	—	—	—	—

Net Balance at January 1, 2007	97	238	338	19	125	118	935

2007 Activity:
Other(1)	—	5	—	4	1	1	11

Balance at December 31, 2007:
Goodwill	97	243	338	23	126	119	946
Accumulated Impairment Losses	—	—	—	—	—	—	—

Net Balance at December 31, 2007	97	243	338	23	126	119	946

2008 Activity:
Acquisitions	—	—	106	—	4	—	110
Impairment Charges	(97)	—	—	—	(123)	(117)	(337)
Other(1)	—	(2)	—	(6)	(7)	(2)	(17)

Balance at December 31, 2008:
Goodwill	97	241	444	17	123	117	1,039
Accumulated Impairment Losses	(97)	—	—	—	(123)	(117)	(337)

Net Balance at December 31, 2008	—	241	444	17	—	—	702

2009 Activity:
Other(1)	—	1	—	6	—	—	7

Balance at December 31, 2009:
Goodwill	97	242	444	23	123	117	1,046
Accumulated Impairment Losses	(97)	—	—	—	(123)	(117)	(337)

Net Balance at December 31, 2009	$—	$242	$444	$23	$—	$—	$709

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

During the first quarter of 2009, the Company concluded that due to the severe economic conditions, a triggering event existed in the Retirement segment. The Company evaluated the goodwill of the Retirement segment’s full service business for potential impairment as of March 31, 2009 and determined that a goodwill impairment did not exist, as the fair value of the business, which was calculated by applying a discounted cash flow analysis to its expected future earnings, was greater than its carrying value.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    GOODWILL AND OTHER INTANGIBLES (continued)

The Company performed goodwill impairment testing for all three reporting units that had goodwill at December 31, 2009 and no impairments were needed.

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

During the fourth quarter of 2008, the Company impaired the entire $97 million of goodwill associated with the Individual Annuities segment. This impairment was reflective of the deterioration of financial market conditions, which resulted in additional market depreciation within separate account assets and corresponding decreases in anticipated fee income and overall expected future earnings for this business.

During the fourth quarter of 2008, the Company impaired the entire $123 million of goodwill associated with the International Investments segment’s asset management reporting unit. This impairment was reflective of the significant deterioration in financial market conditions, which resulted in a decline in anticipated future asset management and transaction based fees, and hence a decrease in the expected future earnings of the segment’s asset management businesses.

During the fourth quarter of 2008, the Company impaired the entire $117 million of goodwill associated with Corporate and Other operation’s real estate and relocation services reporting unit. This impairment was reflective of the deterioration of the U.S. housing market and the Company’s view of the timing of the recovery of this market, which resulted in a decrease in the expected future earnings of this business.

There were no goodwill impairment charges during 2007.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in millions)
Subject to amortization:
Mortgage servicing rights	$260	$(100)	$160	$247	$(93)	$154
Customer relationships	355	(167)	188	357	(153)	204
Other	25	(22)	3	30	(20)	10
Not subject to amortization	N/A	N/A	5	N/A	N/A	5

Total			$356			$373

The fair values of net mortgage servicing rights were $165 million and $166 million at December 31, 2009 and 2008, respectively. Amortization expense for other intangibles was $45 million, $48 million, and $46 million for the years ending December 31, 2009, 2008 and 2007, respectively. Amortization expense for other intangibles is expected to be approximately $38 million in 2010, $33 million in 2011, $30 million in 2012, $31 million in 2013 and $28 million in 2014. The amortization expense amount for 2009 does not include a $12 million valuation allowance the Company recorded for mortgage servicing rights.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    POLICYHOLDERS' LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2009	2008
	(in millions)
Life Insurance	$100,686	$94,940
Individual and group annuities and supplementary contracts	17,633	16,856
Other contract liabilities	5,083	7,999

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	123,402	119,795
Unpaid claims and claim adjustment expenses	2,305	2,156

Total future policy benefits	$125,707	$121,951

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 13% and 15% of domestic individual life insurance in force at December 31, 2009 and 2008, respectively, and 83%, 85% and 87% of domestic individual life insurance premiums for 2009, 2008 and 2007, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 1.0% to 9.5%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 1.0% to 14.8%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 1.1% to 6.5%.

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration traditional and non-participating annuities; structured settlements and single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $1,649 million and $1,451 million as of December 31, 2009 and 2008, respectively, are included in “Future policy benefits” with respect to these deficiencies, of which $490 million and $200 million as of December 31, 2009 and 2008, respectively, relate to net unrealized gains on securities classified as available for sale.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    POLICYHOLDERS' LIABILITIES (continued)

The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 11 and are primarily reflected in Other contract liabilities in the table above.

Unpaid claims and claim adjustment expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet dates related to group disability products. Unpaid claim liabilities are discounted using interest rates ranging from 0% to 6.4%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2009	2008
	(in millions)
Individual annuities	$22,876	$20,639
Group annuities	22,598	21,189
Guaranteed investment contracts and guaranteed interest accounts	17,301	20,964
Funding agreements	6,581	7,291
Interest-sensitive life contracts	15,968	14,605
Dividend accumulation and other	16,342	14,925

Total policyholders’ account balances	$101,666	$99,613

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2009 and 2008, are $4,996 million and $7,234 million, respectively, related to the Company’s FANIP product which is carried at amortized cost, adjusted for the effective portion of changes in fair value of qualifying derivative financial instruments. For additional details on the FANIP product see Note 5. The interest rates associated with such notes range from 0.4% to 5.6%. Interest crediting rates range from 0% to 12.8% for interest-sensitive life contracts and from 0% to 13.4% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2009, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2009 and 2008, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2009		December 31, 2008
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death	At Annuitization/ Accumulation(1)
(dollars in millions)
Variable Annuity Contracts

Return of net deposits
Account value	$51,106	$ 26	$34,892	$ 23
Net amount at risk	$ 2,707	$ 2	$ 6,462	$ 6
Average attained age of contractholders	61 years	66 years	61 years	65 years

Minimum return or contract value
Account value	$26,246	$52,923	$21,745	$33,281
Net amount at risk	$ 5,890	$ 3,863	$ 9,640	$ 6,330
Average attained age of contractholders	65 years	61 years	65 years	61 years
Average period remaining until earliest expected annuitization	N/A	3 years	N/A	4 years

(1)	Includes income and withdrawal benefits as described herein.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	December 31, 2009		December 31, 2008
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
		(in millions)
Variable Annuity Contracts

Market value adjusted annuities
Account value	$4,602	$4,846	$8,185	$7,673

	December 31,
	2009	2008
	In the Event of Death
	(dollars in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
No lapse guarantees
Separate account value	$2,404	$1,754
General account value	$2,917	$2,489
Net amount at risk	$68,786	$63,164
Average attained age of contractholders	47 years	46 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2009	2008
	(in millions)
Equity funds	$22,446	$16,809
Bond funds	9,007	7,866
Balanced funds	30,757	13,202
Money market funds	3,288	3,934
Other	1,769	1,343

Total	$67,267	$43,154

In addition to the amounts invested in separate account investment options above, $10,085 million at December 31, 2009 and $13,483 million at December 31, 2008 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 20 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.” As discussed below, the Company maintains a portfolio of derivative investments that serve as a partial

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

economic hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivatives investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB		GMIB	GMAB/ GMWB/ GMIWB
	Variable Life, Variable Universal Life and Universal Life	Variable Annuity	Variable Annuity	Variable Annuity
		(in millions)
Balance at January 1, 2007	$39	$90	$29	$(38)
Incurred guarantee benefits(1)	35	61	24	206
Paid guarantee benefits and other	—	(65)	1	—
Impact of adoption of guidance on accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts	—	(1)	(1)	—

Balance at December 31, 2007	74	85	53	168

Incurred guarantee benefits(1)	54	621	206	3,061
Paid guarantee benefits and other	(6)	(143)	—	—

Balance at December 31, 2008	122	563	259	3,229

Incurred guarantee benefits(1)	62	(23)	(26)	(3,174)
Paid guarantee benefits and other	(8)	(244)	(32)	—

Balance at December 31, 2009	$176	$296	$201	$55

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

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

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

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

As part of its risk management strategy, the Company hedges or limits its exposure to these risks, excluding those risks that have been deemed suitable to retain, through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments, such as equity options and interest rate derivatives. The automatic rebalancing element included in the design of certain optional living benefits transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by the Company’s general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the performance of the contractholder-selected investments. In general, negative investment performance results in transfers to fixed income investments backed by the Company’s general account or a separate account bond portfolio, and positive investment performance results in transfers back to contractholder-selected investments. Other product design elements utilized for certain products to manage these risks include asset allocation and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the automatic rebalancing element, including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the automatic rebalancing element, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the automatic rebalancing element also include GMDB riders, and as such the GMDB risk in these riders also benefits from the automatic rebalancing element.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

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

Sales Inducements
(in millions)
Balance at January 1, 2007	$563
Capitalization	326
Amortization	(86)
Change in unrealized investment gains and losses	—
Impact of adoption of guidance on accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts	(5)

Balance at December 31, 2007	798

Capitalization	334
Amortization	(109)
Change in unrealized investment gains and losses	—

Balance at December 31, 2008	1,023

Capitalization	390
Amortization	(197)
Change in unrealized investment gains and losses	(99)

Balance at December 31, 2009	$1,117

12.    CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the U.S. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block Business. For a discussion of the Closed Block Business see Note 22.

The policies included in the Closed Block are specified individual life insurance policies and individual annuity contracts that were in force on the effective date of the Plan of Reorganization and for which Prudential Insurance is currently paying or expects to pay experience-based policy dividends. Assets have been allocated to the Closed Block in an amount that has been determined to produce cash flows which, together with revenues from policies included in the Closed Block, are expected to be sufficient to support obligations and liabilities relating to these policies, including provision for payment of benefits, certain expenses, and taxes and to provide for continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. To the extent that, over time, cash flows from the assets allocated to the Closed Block and claims and other experience related to the Closed Block are, in the aggregate, more or less favorable than what was assumed when the Closed Block was established, total dividends paid to Closed Block policyholders may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders and will not be available to stockholders. If the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    CLOSED BLOCK (continued)

Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside of the Closed Block. The Closed Block will continue in effect as long as any policy in the Closed Block remains in force unless, with the consent of the New Jersey insurance regulator, it is terminated earlier.

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings.

As of January 1, 2009, the Company recognized an adjusted cumulative earnings policyholder dividend obligation of $851 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings, which reflects a cumulative adjustment of $418 million related to the Company’s adoption of the revised authoritative guidance for the recognition and presentation of other-than-temporary impairments, effective January 1, 2009. See Note 2 for more information on the adoption of the new authoritative guidance for the recognition and presentation of other-than-temporary impairments. However, due to the accumulation of net unrealized investment losses that had arisen subsequent to the establishment of the Closed Block, the total policyholder dividend obligation balance was reduced to zero through “Accumulated other comprehensive income (loss),” as of December 31, 2008 and at January 1, 2009. Actual cumulative earnings are below the expected cumulative earnings by $601 million, as of December 31, 2009, thereby eliminating the cumulative earnings policyholder dividend obligation until this amount is recovered. Furthermore, the accumulation of net unrealized investment gains as of December 31, 2009 that have arisen subsequent to the establishment of the Closed Block, are not sufficient to overcome the cumulative earnings shortfall, and therefore, the total policyholder dividend obligation balance remains at zero. See the table below for changes in the components of the policyholder dividend obligation for the years ended December 31, 2009 and 2008.

On December 8, 2009, Prudential Insurance’s Board of Directors acted to reduce the dividends payable in 2010 on Closed Block policies. This decrease reflects the deterioration in investment results and resulted in a $98 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2009. On December 19, 2008, Prudential Insurance’s Board of Directors acted to reduce the dividends payable in 2009 on Closed Block policies. This decrease also reflected the deterioration in investment results and resulted in a $187 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2008. On December 11, 2007, Prudential Insurance’s Board of Directors acted to increase the dividends payable in 2008 on Closed Block policies. This increase reflected improved mortality, as well as investment gains. These actions resulted in an $89 million increase in the liability for policyholder dividends recognized in the year ended December 31, 2007.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    CLOSED BLOCK (continued)

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2009	2008
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,774	$51,763
Policyholders’ dividends payable	926	1,036
Policyholders’ dividend obligation	—	—
Policyholders’ account balances	5,588	5,622
Other Closed Block liabilities	4,300	5,724

Total Closed Block Liabilities	62,588	64,145

Closed Block Assets
Fixed maturities, available for sale, at fair value	38,448	35,345
Other trading account assets, at fair value	166	120
Equity securities, available for sale, at fair value	3,037	2,354
Commercial mortgage and other loans	7,751	8,129
Policy loans	5,418	5,423
Other long-term investments	1,597	1,676
Short-term investments	1,218	1,340

Total investments	57,635	54,387
Cash and cash equivalents	662	1,779
Accrued investment income	608	615
Other Closed Block assets	307	409

Total Closed Block Assets	59,212	57,190

Excess of reported Closed Block Liabilities over Closed Block Assets	3,376	6,955
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	231	(4,371)
Allocated to policyholder dividend obligation	—	433

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,607	$3,017

Information regarding the policyholder dividend obligation is as follows:

	2009	2008
	(in millions)
Balance, January 1	$—	$1,779
Impact from earnings allocable to policyholder dividend obligation	(851)	(299)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation(1)	851	(1,480)

Balance, December 31	$—	$—

(1)	For 2009, this amount was capped to the extent of earnings allocable to policyholder dividend obligation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    CLOSED BLOCK (continued)

Closed Block revenues and benefits and expenses for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(in millions)
Revenues
Premiums	$3,250	$3,608	$3,552
Net investment income	2,907	3,154	3,499
Realized investment gains (losses), net	(1,219)	(8)	584
Other income	102	15	51

Total Closed Block revenues	5,040	6,769	7,686

Benefits and Expenses
Policyholders’ benefits	3,762	4,087	4,021
Interest credited to policyholders’ account balances	141	141	139
Dividends to policyholders	1,222	2,122	2,731
General and administrative expenses	568	632	729

Total Closed Block benefits and expenses	5,693	6,982	7,620

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(653)	(213)	66
Income tax expense (benefit)	(63)	(193)	64

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	(590)	(20)	2
Income from discontinued operations, net of taxes	—	—	2

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$(590)	$(20)	$4

13.    REINSURANCE

The Company participates in reinsurance in order to provide additional capacity for future growth, to limit the maximum net loss potential arising from large risks and in acquiring or disposing of businesses.

In 2006, the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The reinsurance payable, which represents the Company’s obligation under the modified coinsurance arrangement, is netted with the reinsurance receivable in the Company’s Consolidated Statement of Financial Position.

In 2004, the Company acquired the retirement business of CIGNA and as a result, entered into various reinsurance arrangements. The Company still has indemnity coinsurance and modified coinsurance without assumption arrangements in effect related to this acquisition.

Life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess and coinsurance. In addition, the Company has reinsured with unaffiliated third parties, 73% of the Closed Block through various modified coinsurance arrangements. The Company accounts for these modified coinsurance arrangements under the deposit method of accounting. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    REINSURANCE (continued)

and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short-and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

The tables presented below exclude amounts pertaining to the Company’s discontinued operations.

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fees and policyholders’ benefits for the years ended December 31, were as follows:

	2009	2008	2007
	(in millions)
Direct premiums	$17,787	$16,668	$15,688
Reinsurance assumed	90	33	35
Reinsurance ceded	(1,332)	(1,233)	(1,372)

Premiums	$16,545	$15,468	$14,351

Direct policy charges and fees	$2,777	$3,060	$2,989
Reinsurance assumed	139	166	225
Reinsurance ceded	(83)	(88)	(83)

Policy charges and fees	$2,833	$3,138	$3,131

Direct policyholder benefits	$17,565	$17,341	$15,980
Reinsurance assumed	149	435	146
Reinsurance ceded	(1,368)	(1,245)	(1,377)

Policyholders’ benefits	$16,346	$16,531	$14,749

Reinsurance recoverables at December 31, are as follows:

	2009	2008
	(in millions)
Individual and group annuities(1)	$1,038	$856
Life Insurance	589	618
Other reinsurance	122	114

Total reinsurance recoverable	$1,749	$1,588

(1)	Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded related reinsurance payables of $1,038 million and $856 million at December 31, 2009 and 2008, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the retirement business of CIGNA, four major reinsurance companies account for approximately 57% of the reinsurance recoverable at December 31, 2009. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2009	2008
	(in millions)
Commercial paper	$876	$5,586
Floating rate convertible senior notes	2	2,131
Other notes payable(1)	52	2,397
Current portion of long-term debt(2)	2,192	421

Total short-term debt(3)	$3,122	$10,535

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $1,000 million at December 31, 2008, which are discussed in more detail below, and $816 million of yen-denominated notes at December 31, 2008.
(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $2,000 million at December 31, 2009, which are discussed in more detail below.
(3)	Includes Prudential Financial debt of $203 million and $4,454 million at December 31, 2009 and 2008, respectively.

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt and convertible debt, was 0.51% and 1.95% at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company was in compliance with all covenants related to the above debt.

At December 31, 2009, the Company had $4,340 million in committed lines of credit from numerous financial institutions, all of which were unused. These lines of credit have terms ranging from two to three years. The Company also has access to uncommitted lines of credit from financial institutions. In addition, the Company, as part of its real estate separate account activities, had outstanding lines of credit of $1,004 million at December 31, 2009, of which $204 million was used.

Commercial Paper

The Company issues commercial paper under the two programs described below primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At December 31, 2009 and 2008, the weighted average maturity of total commercial paper outstanding was 27 and 29 days, respectively.

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services (“S&P”), P-2 by Moody’s Investor Service, Inc. (“Moody’s”) and F2 by Fitch Ratings Ltd. (“Fitch”) as of December 31, 2009. Prudential Financial’s outstanding commercial paper borrowings were $146 million and $1,243 million at December 31, 2009 and 2008, respectively.

Prudential Funding, LLC (“Prudential Funding”), a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, rated A-1+ by S&P, P-2 by Moody’s and F1 by Fitch as of December 31, 2009. Prudential Funding’s outstanding commercial paper borrowings were $730 million and $4,343 million at December 31, 2009 and 2008, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. Prudential Funding’s outstanding master note borrowings, included in other notes payable in the table above, were $0 million and $11 million at December 31, 2009 and 2008, respectively.

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval during the fourth quarter of 2008 to participate in the Commercial Paper Funding Facility (“CPFF”) sponsored by the Federal Reserve Bank of New York. Commercial paper programs were required to maintain ratings of at least

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

A-1/P-1/F1 by at least two rating agencies in order to be eligible for the CPFF. Prudential Financial became ineligible to participate in the CPFF due to a commercial paper credit rating downgrade in February 2009. Access to the CPFF for all issuers was terminated by the Federal Reserve on February 1, 2010. As of December 31, 2009, neither Prudential Financial nor Prudential Funding had any commercial paper outstanding under the CPFF. The outstanding commercial paper at December 31, 2008 includes $898 million and $450 million under the CPFF related to Prudential Financial’s and Prudential Funding’s commercial paper programs, respectively.

At December 31, 2009 and 2008, a portion of commercial paper borrowings were supported by $4,340 million and $4,500 million of the Company’s existing lines of credit, respectively. The Company’s ability to borrow under these line of credit facilities is conditioned on the continued satisfaction of customary conditions, including the absence of defaults (as defined in these facility agreements) and the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5,500 million based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12,500 million, which for this purpose is based on U.S. GAAP equity, excluding net unrealized gains and losses on investments. The Company’s ability to borrow under these facilities is not contingent on its credit ratings or subject to material adverse change clauses. As of December 31, 2009 and 2008, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated U.S. GAAP equity, excluding net unrealized gains and losses on investments, exceeded the minimum amounts required to borrow under these facilities.

Federal Home Loan Bank of New York

Prudential Insurance has been a member of the Federal Home Loan Bank of New York (“FHLBNY”) since June 2008. Membership allows Prudential Insurance access to collateralized advances, collateralized funding agreements and other FHLBNY products. Collateralized advances from the FHLBNY are classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. Collateralized funding agreements issued to the FHLBNY are classified in “Policyholders’ account balances.” These funding agreements have priority claim status above debt holders of Prudential Insurance.

Prudential Insurance’s membership in FHLBNY requires the ownership of member stock, and borrowings from FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the outstanding borrowings. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $221 and $199 million as of December 31, 2009 and 2008, respectively.

The FHLBNY requires Prudential Insurance to pledge qualifying mortgage-related assets or U.S. Treasury securities as collateral for all borrowings. In May 2009, the New Jersey Department of Banking and Insurance (“NJDOBI”) revised its prior guidance to increase the maximum amount of qualifying assets that Prudential Insurance may pledge as collateral to the FHLBNY from 5% to 7% of its prior year-end statutory net admitted assets exclusive of separate account assets; however, this limitation resets to 5% on December 31, 2010 unless extended by NJDOBI. Based on its statutory net admitted assets as of December 31, 2008, the 7% limitation equates to a maximum amount of pledged assets of $10,474 million and an estimated maximum borrowing capacity, after taking into account applicable required collateralization levels and required purchases of activity based FHLBNY stock, of approximately $8,702 million. However, the ability to borrow from the FHLBNY is subject to the availability and maintenance of qualifying assets at Prudential Insurance, and there is no assurance that Prudential Insurance will have sufficient qualifying assets available to it in order to access the increased capacity in full at any particular time. Also, the revised guidance from NJDOBI limits the aggregate amount of assets Prudential Insurance may pledge for all loans, including borrowings from the FHLBNY, to 10% of its prior year-end statutory net admitted assets exclusive of separate account assets; however, this limitation excludes certain activities, such as asset-based financing transactions.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

The fair value of the qualifying assets pledged as collateral by Prudential Insurance must be maintained at certain specified levels of the borrowed amount, which can vary, depending on the nature of the assets pledged. As of December 31, 2009 and 2008, respectively, Prudential Insurance had pledged qualifying assets with a fair value of $3,947 million and $4,075 million, which is above the minimum level required by the FHLBNY, and had total outstanding borrowings of $3,500 million and $3,000 million, respectively. The total borrowings from the FHLBNY at December 31, 2009 are comprised of $2,000 million of collateralized advances reflected in “Short-term debt” and $1,500 million of collateralized funding agreements reflected in “Policyholders’ account balances.” The total borrowings from the FHLBNY at December 31, 2008 are comprised of $1,000 million and $2,000 million of collateralized advances reflected in “Short-term debt” and “Long-term debt”, respectively.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt”, depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock, and borrowings from FHLBB require the purchase of FHLBB activity based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity of the obligation. As of December 31, 2009, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance (“CTDOI”) granted PRIAC consent to pledge up to $2,600 million in qualifying assets to secure borrowing through December 31, 2009 and recently granted an extension through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after December 31, 2011. Based on eligible assets as of December 31, 2009, PRIAC had an estimated maximum borrowing capacity, after taking into account applicable required collateralization levels and required purchases of activity based FHLBB stock, of approximately $1,000 million.

Convertible Senior Notes

On December 12, 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is 3-month LIBOR minus 1.63%, reset quarterly, and ranged from 0.00% to 0.37% in 2009 and 0.37% to 3.52% in 2008. These notes became redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. On the first such date, June 15, 2009, $1,819 million of the notes were repurchased by Prudential Financial and on the next such date, December 15, 2009, $31 million of the notes were repurchased. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 15, 2010. During 2009 and 2008, the Company repurchased, in individually negotiated transactions, $297 million and $853 million of these notes, respectively, which were offered to the Company by certain holders. These notes were repurchased at a discount resulting in a pre-tax gain of $7 million and $32 million for the years ended December 31, 2009 and 2008, respectively, which is recorded within “Asset management fees and other income.” At December 31, 2009, $0.2 million of these notes remain outstanding.

On December 7, 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is 3-month LIBOR minus 2.40%, reset quarterly, and was 0.00% in 2009 and ranged from 0% to 2.73% in 2008. These notes have been redeemable by Prudential Financial, at par plus accrued interest, since December 13, 2007. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. On December 14, 2009 and December 12, 2008, $2 million and $1,879 million of the notes, respectively, were repurchased by Prudential Financial at the request of the holders. At December 31, 2009, $2 million of these notes remain outstanding. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2010.

Long-term Debt

Long-term debt at December 31, is as follows:

	Maturity Dates		Rate	2009	2008
				(in millions)
Prudential Holdings, LLC notes (the “IHC debt”)
Series A	2017	(1)	(2)	$333	$333
Series B	2023	(1)	7.245%	777	777
Series C	2023	(1)	8.695%	640	640
Fixed rate notes:
Surplus notes	2015-2025		5.36%-8.30%	941	444
Other fixed rate notes(3)	2010-2037		1.00%-9.13%	12,809	11,167
Floating rate notes:
Surplus notes	2016-2052		(4)	3,200	3,200
Other floating rate notes(3)	2010-2020		(5)	819	2,211
Junior subordinated notes	2068		8.88%-9.00%	1,518	1,518

Total long-term debt(6)				$21,037	$20,290

(1)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(2)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 1.1% to 2.7% in 2009 and 2.7% to 5.8% in 2008.
(3)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $2,000 million at December 31, 2008, of which $500 million is fixed-rate and $1,500 million is floating-rate. These borrowings are discussed in more detail above.
(4)	The interest rate on the floating rate Surplus notes ranged from 0.6% to 4.8% in 2009 and 1.5% to 5.9% in 2008.
(5)	The interest rates on the other floating rate notes are based on LIBOR and the U.S. Consumer Price Index. Interest rates ranged from 0.0% to 7.7% in 2009 and 2.7% to 8.7% in 2008.
(6)	Includes Prudential Financial debt of $14,465 million and $12,186 million at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Surplus Notes

The fixed rate surplus notes issued by Prudential Insurance are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (the “Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2009 and 2008, the Company met these statutory capital requirements.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

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

These exchangeable surplus notes are not redeemable by Prudential Insurance prior to maturity, except in connection with a fundamental business combination involving Prudential Financial, in which case the surplus notes will be redeemable by Prudential Insurance, subject to the noteholders’ right to exchange the surplus notes instead, at par or, if greater, a make-whole redemption price. The surplus notes are subordinated to all other Prudential Insurance borrowings and policyholder obligations, except for other surplus notes of Prudential Insurance (including those currently outstanding), with which the surplus notes rank pari passu. Payments of interest and principal on the surplus notes may only be made with the prior approval of the Commissioner.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes to an unaffiliated financial institution. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that will require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus notes. As of December 31, 2009 and 2008, the credit derivative was a liability of $22 million and $16 million, respectively, net of $0 million and $125 million in collateral pledged by Prudential Financial, respectively.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3,000 million of ten-year floating rate surplus notes. At December 31, 2009 and 2008, $2,700 million were outstanding under this agreement. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. As of December 31, 2009 and 2008, these derivative instruments had no material value.

Junior Subordinated Notes

In June and July 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors and $920 million of 9% fixed-rate junior subordinated notes to retail investors. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid capital securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant, or RCC, as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes, subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of the Company’s 6.625% Senior Notes due 2037. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid capital securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default.

Term Asset-Backed Securities Loan Facility

During 2009, the Company purchased securities under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). The TALF is designed to provide secured financing for the acquisition of certain types of asset-backed securities, including certain high-quality commercial mortgage-backed securities issued before January 1, 2009. TALF financing is non-recourse to the borrower, is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. Borrowers under the program can deliver the collateralized securities to a special purpose vehicle created by the Federal Reserve in full defeasance of the loan.

During 2009, the Company obtained $1,167 million of secured financing from the Federal Reserve under this program. In 2009, the Company sold a portion of the securities purchased under the program and used the proceeds to repay $738 million of the borrowings. As of December 31, 2009, the Company had $466 million of securities purchased under TALF that are reflected within “Other trading account assets,” and had $429 million of secured financing from the Federal Reserve related to the purchase of these securities that is reflected within “Long-term debt.” The Company is carrying the securities and the debt at fair value.

2010 Medium-Term Notes

On January 14, 2010, Prudential Financial issued under its Medium-term Notes, Series D program $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015.

Other

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

instruments that qualify for hedge accounting treatment, interest expense was increased by $13 million and decreased by $1 million for the years ended December 31, 2009 and 2008, respectively. See Note 21 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,168 million, $1,396 million and $1,496 million, for the years ended December 31, 2009, 2008 and 2007, respectively. This includes interest expense of $93 million, $152 million and $204 million for the years ended December 31, 2009, 2008 and 2007, respectively, reported in “Net investment income.”

Included in “Policyholders’ account balances” are additional debt obligations of the Company. See Notes 10 and 5 for further discussion.

Prudential Holdings, LLC Notes

On the date of demutualization, Prudential Holdings, LLC (“PHLLC”), a wholly-owned subsidiary of Prudential Financial, issued $1,750 million in senior secured notes (the “IHC debt”). PHLLC owns the capital stock of Prudential Insurance and does not have any operating businesses of its own. The IHC debt represents senior secured obligations of PHLLC with limited recourse; neither Prudential Financial, Prudential Insurance nor any other affiliate of PHLLC is an obligor or guarantor on the IHC debt. The IHC debt is collateralized by 13.8% of the outstanding common stock of Prudential Insurance and other items specified in the indenture, primarily the “Debt Service Coverage Account” (the “DSCA”) discussed below.

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

Net proceeds from the IHC debt amounted to $1,727 million. The majority of the net proceeds, or $1,218 million, was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. In addition, $72 million was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt. The remainder of the net proceeds was deposited to a restricted account within PHLLC. This restricted account, referred to as the DSCA, constitutes additional collateral for the IHC debt and as of December 31, 2009 had a balance of $830 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

Summarized consolidated financial data for Prudential Holdings, LLC is presented below.

	2009	2008
	(in millions)
Consolidated Statements of Financial Position data at December 31:
Total assets	$337,591	$327,530
Total liabilities	317,815	317,328
Total member’s equity	19,754	10,181
Noncontrolling interests	22	21
Total equity	19,776	10,202
Total liabilities and equity	337,591	327,530

	2009	2008	2007
	(in millions)
Consolidated Statements of Operations data for the years ended December 31:
Total revenues	$20,493	$19,337	$22,760
Total benefits and expenses	20,092	20,251	20,632
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	401	(914)	2,128
Net income (loss)	2,296	(747)	1,875
Less: Income attributable to noncontrolling interests	1	2	2
Net income (loss) attributable to Prudential Holdings, LLC.	2,295	(749)	1,873

Consolidated Statements of Cash Flows data for the years ended December 31:
Cash flows from operating activities	$3,071	$5,941	$3,563
Cash flows from (used in) investing activities	5,373	2,453	(1,109)
Cash flows used in financing activities	(9,393)	(5,218)	(3,234)
Effect of foreign exchange in cash and cash equivalents	9	—	(6)
Net increase (decrease) in cash and cash equivalents	(940)	3,176	(786)

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

At December 31, 2009, the Company was in compliance with all IHC debt covenants.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2006	604.9	133.8	471.1	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	32.0	(32.0)	—
Stock-based compensation programs(1)	—	(5.9)	5.9	—
Convertible senior notes(2)	—	(2.4)	2.4	—

Balance, December 31, 2007	604.9	157.5	447.4	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	29.3	(29.3)	—
Stock-based compensation programs(1)	—	(3.2)	3.2	—

Balance, December 31, 2008	604.9	183.6	421.3	2.0
Common Stock issued(3)	36.9	—	36.9	—
Common Stock acquired	—	—	—	—
Stock-based compensation programs(1)	—	(3.9)	3.9	—

Balance, December 31, 2009	641.8	179.7	462.1	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program as discussed in Note 17.
(2)	Represents shares issued in conjunction with the conversion of the November 2005 convertible senior notes, as discussed in Note 16.
(3)	In June 2009, the Company issued 36,858,975 shares of Common Stock in a public offering at a price of $39.00 per share for net proceeds of $1.391 billion.

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

15.    STOCKHOLDERS’ EQUITY (continued)

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

In November 2007, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.5 billion of its outstanding Common Stock in calendar year 2008. During 2008, the Company acquired 29.3 million shares of its outstanding Common Stock at a total cost of $2.161 billion. In light of market conditions in 2008, the Company suspended all purchases of its Common Stock under the 2008 stock repurchase program effective October 10, 2008.

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

Dividends

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of debt service, declared shareholder dividends, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital and interest income from its subsidiaries, and cash and short-term investments. The regulated insurance and various other subsidiaries are subject to regulatory limitations on their payment of dividends and other transfers of funds to Prudential Financial. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions that preclude Gibraltar Life from paying dividends to Prudential Financial in the near term.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCKHOLDERS’ EQUITY (continued)

New Jersey insurance law provides that dividends or distributions may be declared or paid by Prudential Insurance without prior regulatory approval only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. Unassigned surplus of Prudential Insurance was $5,295 million at December 31, 2009. There were applicable adjustments for cumulative unrealized investment gains of $925 million at December 31, 2009. In addition, Prudential Insurance must obtain non-disapproval from the New Jersey insurance regulator before paying a dividend or distribution if the dividend or distribution, together with other dividends or distributions made within the preceding twelve months, would exceed the greater of 10% of Prudential Insurance’s surplus as of the preceding December 31 ($10,042 million as of December 31, 2009) or its statutory net gain from operations for the twelve month period ending on the preceding December 31, excluding realized investment gains and losses ($2,424 million for the year ended December 31, 2009).

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

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2009 and 2008.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCKHOLDERS’ EQUITY (continued)

Comprehensive Income

The components of comprehensive income (loss) for the years ended December 31, are as follows:

	2009	2008	2007
	(in millions)
Net income (loss)	$3,090	$(1,081)	$3,729
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	292	68	190
Change in net unrealized investments gains (losses)(1)	7,905	(7,135)	(771)
Change in pension and postretirement unrecognized net periodic benefit (cost)	(645)	(718)	509

Other comprehensive income (loss), net of tax expense (benefit) of $3,707, ($3,912), $11	7,552	(7,785)	(72)

Comprehensive income (loss)	10,642	(8,866)	3,657

Comprehensive (income) loss attributable to noncontrolling interests	41	(41)	(67)

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$10,683	$(8,907)	$3,590

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2006	$122	$1,171	$(774)	$519
Change in component during year	190	(771)	509	(72)

Balance, December 31, 2007	312	400	(265)	447
Change in component during year	63	(7,135)	(718)	(7,790)

Balance, December 31, 2008	375	(6,735)	(983)	(7,343)
Change in component during year	299	7,905	(645)	7,559
Impact of adoption of guidance for other-than- temporary impairments of debt securities(2)	—	(659)	—	(659)

Balance, December 31, 2009	$674	$511	$(1,628)	$(443)

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	See Note 2 for additional information on the adoption of guidance for other-than-temporary impairments of debt securities.

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCKHOLDERS’ EQUITY (continued)

to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income of Prudential Insurance amounted to $1,101 million, $(808) million and $1,274 million for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus of Prudential Insurance amounted to $10,042 million and $6,432 million at December 31, 2009 and 2008, respectively.

All of the Company’s international insurance operations also prepare financial statements in accordance with local regulatory requirements. The regulatory authorities in these international jurisdictions generally establish some form of minimum solvency margin requirements. All of the international insurance operations have surplus levels that exceed the local minimum requirements.

16.    EARNINGS PER SHARE

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EARNINGS PER SHARE (continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	2009			2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$3,358			$(1,122)			$3,519
Direct equity adjustment	43			55			53
Less: Income (loss) attributable to noncontrolling interests	(34)			36			67
Less: Earnings allocated to participating unvested share-based payment awards	39			1			23

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,396	444.6	$7.64	$(1,104)	429.7	$(2.57)	$3,482	459.8	$7.57

Effect of dilutive securities and compensation programs(1)
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$39			$1			$23
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	38			1			23
Stock options		1.6			—			5.4
Deferred and long-term compensation programs		0.6			—			0.8
Convertible Senior Notes		—			—			0.2
Exchangeable Surplus Notes	5	1.4		—	—		—	—

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,402	448.2	$7.59	$(1,104)	429.7	$(2.57)	$3,482	466.2	$7.47

(1)	For the year ended December 31, 2008, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the year ended December 31, 2008, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the year ended December 31, 2009 was based on 5.0 million of such awards, weighted for the period they were outstanding. For

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EARNINGS PER SHARE (continued)

the year ended December 31, 2008, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses. Undistributed earnings allocated to participating unvested share-based payment awards for the year ended December 31, 2007 was based on 3.1 million of such awards, respectively, weighted for the period they were outstanding. Distributed earnings are allocated to participating unvested share-based payment awards based on actual dividends paid. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the year ended December 31, 2009, 13.2 million options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $64.80 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the year ended December 31, 2008, 17.9 million options and 4.3 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, are considered antidilutive as a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the year ended December 31, 2007, 1.6 million options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $91.60 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The exchange rate used in the diluted earnings per share calculation for the surplus notes is 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, is added to the denominator, and interest expense, net of tax, is added to the numerator, if the overall effect is dilutive. See Note 14 for additional information regarding the exchangeable surplus notes.

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The $2.0 billion November 2005 issuance was called for redemption in May 2007, and prior to redemption by the Company substantially all holders elected to convert their senior notes as provided for under their terms, which resulted in the issuance of 2,367,887 shares of Common Stock from treasury. Those notes were dilutive to earnings per share in 2007 by 0.2 million shares, weighted for the period prior to the conversion date, as the average market price of the Common Stock was above $90.00, the initial conversion price. As of December 31, 2009, $2 million of senior notes related to the $2.0 billion December 2006 issuance remain outstanding. These will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. As of December 31, 2009, $0.2 million of senior notes related to the $3.0 billion December 2007 issuance remain outstanding. These senior notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39. See Note 14 for additional information regarding the convertible senior notes.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EARNINGS PER SHARE (continued)

Class B Stock

Income (loss) from continuing operations per share of Class B Stock for the years ended December 31, are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	2009			2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$(287)			$23			$190
Less: Direct equity adjustment	43			55			53

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$(330)	2.0	$(165.00)	$(32)	2.0	$(16.00)	$137	2.0	$68.50

17.    SHARE-BASED PAYMENTS

Omnibus Incentive Plan

In March 2003, the Company’s Board of Directors adopted the Prudential Financial, Inc. Omnibus Incentive Plan (as subsequently amended and restated, the “Omnibus Plan”). Upon adoption of the Omnibus Plan, the Prudential Financial, Inc. Stock Option Plan previously adopted by the Company on January 9, 2001 (the “Option Plan”) was merged into the Omnibus Plan. The nature of stock based awards provided under the Omnibus Plan are stock options, stock appreciation rights, restricted stock shares, and restricted stock units, and equity-based performance awards (“performance shares”). Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares outstanding as of the record date. These dividend equivalents are paid only on the shares released up to a maximum of the target number of shares awarded. Generally, the requisite service period is the vesting period.

As of December 31, 2009, 30,585,802 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

The fair value of each stock option award is estimated using a binomial option-pricing model on the date of grant for stock options issued to employees and the balance sheet date or vesting date for stock options issued to non-employees. The weighted average grant date assumptions used in the binomial option valuation model are as follows:

	2009	2008	2007
Expected volatility	48.96%	22.36%	18.21%
Expected dividend yield	1.10%	1.10%	1.10%
Expected term	4.85 years	4.96 years	4.87 years
Risk-free interest rate	1.76%	2.92%	4.74%

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

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock shares, restricted stock units, and performance share awards for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$40	$14	$45	$16	$53	$19
Non-employee stock options	1	1	(2)	(1)	4	1
Employee restricted stock shares, restricted stock units, and performance shares	112	40	51	18	107	39
Non-employee restricted stock shares and restricted stock units	—	—	(3)	(1)	4	1

Total	$153	$55	$91	$32	$168	$60

Compensation costs for all stock based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2009, 2008 and 2007 amounted to $0 million, $0 million and $2 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

A summary of the status of the Company’s employee and non-employee stock option grants is as follows:

	Employee Stock Options		Non-employee Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	17,559,586	$45.67	496,104	$41.65
Granted	2,303,207	91.72	62,261	89.97
Exercised	(4,188,807)	40.58	(104,822)	38.58
Forfeited	(423,271)	73.38	(4,356)	75.87
Expired	(222,227)	28.38	(12,479)	29.11
Transferred	—	—	—	—

Outstanding at December 31, 2007	15,028,488	53.62	436,708	49.12
Granted	3,678,225	68.35	77,196	71.58
Exercised	(1,421,263)	40.19	(35,316)	41.33
Forfeited	(192,056)	77.39	(12,827)	85.41
Expired	(214,225)	39.46	(10,902)	38.82
Transferred	—	—	—	—

Outstanding at December 31, 2008	16,879,169	57.87	454,859	52.76
Granted	3,370,226	25.48	—	—
Exercised	(636,869)	31.70	(11,580)	27.77
Forfeited	(77,980)	59.81	(5,368)	76.30
Expired	(241,382)	48.60	(10,019)	45.36
Transferred	—	—	—	—

Outstanding at December 31, 2009	19,293,164	$53.18	427,892	$53.31

Vested and expected to vest at December 31, 2009	18,828,356	$53.52	420,032	$52.94

Exercisable at December 31, 2009	12,652,643	$55.15	329,700	$46.10

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2009, 2008 and 2007 was $9.83, $14.38, and $20.55, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $11 million, $50 million and $224 million, respectively.

The total intrinsic value of non-employee options exercised during the years ended December 31, 2009, 2008 and 2007 was $0 million, $1 million and $6 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2009 is as follows:

	December 31, 2009
	Employee Stock Options		Non-employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	5.76	$166	4.68	$4

Vested and expected to vest	5.69	$158	4.61	$4

Exercisable	4.44	$80	3.75	$4

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

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

A summary of the Company’s employee restricted stock shares, restricted stock units and performance shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2006	931,745	$44.95	2,475,000	$67.96	1,208,349	$56.99
Granted	—	—	832,530	91.90	307,604	91.75
Forfeited	(6,370)	44.56	(315,213)	79.19	(73,621)	78.62
Performance adjustment(2)	—	—	—	—	235,040	45.04
Released	(908,217)	44.96	(198,956)	58.84	(705,417)	45.04

Restricted at December 31, 2007	17,158	44.37	2,793,361	74.47	971,955	72.13
Granted	—	—	1,056,755	68.17	397,067	69.76
Forfeited	(1,001)	46.16	(120,026)	79.60	(103,468)	74.47
Performance adjustment(2)	—	—	—	—	198,776	55.95
Released	(11,467)	44.23	(865,348)	58.12	(601,811)	55.95

Restricted at December 31, 2008	4,690	44.33	2,864,742	76.87	862,519	78.28
Granted	—	—	3,655,941	25.61	—	—
Forfeited	—	—	(118,236)	46.20	—	—
Performance adjustment(2)	—	—	—	—	(55,953)	76.15
Released	(4,690)	44.33	(1,208,434)	76.00	(234,814)	76.15

Restricted at December 31, 2009	—	$—	5,194,013	$41.69	571,752	$79.36

(1)	Performance shares reflect the target awarded, reduced for cancellations and releases to date. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the target for awards granted in 2007 and 2008, based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals. There were no performance shares granted in 2009.
(2)	Represents the change in shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.

The fair market value of employee share awards released for the years ended December 31, 2009, 2008 and 2007 was $34 million, $103 million and $167 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

A summary of the Company’s non-employee restricted stock shares and restricted stock units is as follows:

	Restricted Stock Shares	Weighted Average Balance Sheet Date Fair Value	Restricted Stock Units	Weighted Average Balance Sheet Date Fair Value
Restricted at December 31, 2006	8,697	$85.86	118,602	$85.86
Granted	—	—	8,808	—
Forfeited	—	—	(14,171)	—
Released	(8,697)	—	(2,646)	—

Restricted at December 31, 2007	—	—	110,593	93.04
Granted	—	—	7,521	—
Forfeited	—	—	(10,801)	—
Released	—	—	(11,975)	—

Restricted at December 31, 2008	—	—	95,338	30.26
Granted	—	—	33,902	—
Forfeited	—	—	(4,312)	—
Released	—	—	(77,768)	—

Restricted at December 31, 2009	—	$—	47,160	$49.76

The fair market value of non-employee share awards released for the years ended December 31, 2009, 2008 and 2007 was $2 million, $1 million and $1 million, respectively.

The number of employee and non-employee restricted stock shares, restricted stock units and performance shares expected to vest at December 31, 2009 is 4,826,660.

Unrecognized Compensation Cost

Unrecognized compensation cost for employee stock options as of December 31, 2009 was $25 million with a weighted average recognition period of 1.68 years. Unrecognized compensation cost for employee restricted stock awards, restricted stock units, and performance share awards as of December 31, 2009 was $67 million with a weighted average recognition period of 1.80 years.

Unrecognized compensation cost for non-employee stock options as of December 31, 2009 was de minimis. Unrecognized compensation cost for non-employee restricted stock awards, restricted stock units, and performance share awards as of December 31, 2009 was $1 million with a weighted average recognition period of 2.00 years.

Tax Benefits Realized

The tax benefit realized for exercises of employee and non-employee stock options during the years ended December 31, 2009, 2008 and 2007 was $2 million, $20 million and $86 million, respectively.

The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the years ended December 31, 2009, 2008 and 2007 was $12 million, $38 million and $61 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

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

Compensation cost for employees is recognized for each three-month period and is based on the grant date fair value of the discount received under the Employee Stock Purchase Plan. This fair value is estimated using the 15% discount off of the grant date share price, plus the value of three month call and put options on shares at the grant date share price, less the value of forgone interest. Compensation costs recognized for employees under the Company’s Employee Stock Purchase Plan for the years ended December 31, 2009, 2008 and 2007 was $17 million, $12 million and $9 million, respectively. The weighted average grant date fair value for employee shares recognized in compensation cost for the years ended December 31, 2009, 2008 and 2007 was $10.05, $18.33 and $17.67, respectively.

Compensation cost for non-employees is recognized for each three-month period and is based on the fair value of shares at the purchase date less the price the participant pays for the shares. Compensation costs recognized for non-employees under the Company’s Employee Stock Purchase Plan for the years ended December 31, 2009, 2008 and 2007 was $2 million, $1 million and $2 million, respectively. The weighted average fair value for non-employee shares recognized in compensation cost for the years ended December 31, 2009, 2008 and 2007 was $13.92, $14.64 and $16.74, respectively.

Tax benefits are only recorded in the event of a disqualifying disposition under the revised authoritative guidance on accounting for stock based compensation. For the years ended December 31, 2009, 2008 and 2007, tax benefits realized upon disqualifying dispositions for both employees and non-employees were de minimis.

During the year ended December 31, 2009, 2,103,950 shares were purchased under the plan, including those shares purchased in January 2009 related to the October 1 to December 31, 2008 offering period. During the year ended December 31, 2008, 772,070 shares were purchased under the plan, including those shares purchased in January 2008 related to the October 1 to December 31, 2007 offering period. During the year ended December 31, 2007, 477,400 shares were purchased under the plan related to the first three quarterly offering periods. As of December 31, 2009, 23,013,815 authorized shares remain available for future issuance under the plan.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of employee and non-employee stock options, the release of restricted stock shares, restricted stock units, and performance shares, as well as for purchases under the stock purchase plan.

As of December 31, 2009, the Company has not settled any equity instruments granted under share-based payment arrangements in cash.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS

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

As discussed in Note 2, the revised authoritative guidance eliminated the provisions that allowed plan assets and obligations to be measured as of a date not more than three months prior to the reporting entity’s balance sheet date. The revised authoritative guidance requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end. The Company adopted this guidance on December 31, 2008 and the impact of changing from a September 30 measurement date to a December 31 measurement date was a net after-tax increase to “Retained earnings” of $17 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2009 and 2008, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Change in benefit obligation
Benefit obligation at end of prior year period	$(8,260)	$(7,915)	$(2,002)	$(2,170)
Effect of measurement date change	—	(29)	—	12

Benefit obligation at the beginning of period	(8,260)	(7,944)	(2,002)	(2,158)
Acquisition	(9)	—	—	—
Service cost	(163)	(155)	(10)	(11)
Interest cost	(462)	(464)	(116)	(125)
Plan participants’ contributions	—	—	(21)	(18)
Medicare Part D subsidy receipts	—	—	(14)	(11)
Amendments	(3)	—	—	3
Actuarial gains/(losses), net	(434)	(245)	(172)	94
Settlements	3	31	—	—
Special termination benefits	(2)	(3)	—	—
Benefits paid	539	558	209	218
Foreign currency changes and other	(64)	(38)	(5)	6

Benefit obligation at end of period	$(8,855)	$(8,260)	$(2,131)	$(2,002)

Change in plan assets
Fair value of plan assets at end of prior year period	$9,917	$10,010	$1,418	$2,104
Effect of measurement date change	—	72	—	(4)

Fair value of plan assets at beginning of period	9,917	10,082	1,418	2,100
Actual return on plan assets	90	334	277	(462)
Employer contributions	109	150	16	18
Plan participants’ contributions	—	—	21	18
Disbursement for settlements	(3)	(31)	—	—
Benefits paid	(539)	(558)	(209)	(218)
Foreign currency changes and other	17	(60)	(4)	(38)

Fair value of plan assets at end of period	$9,591	$9,917	$1,519	$1,418

Funded status at end of period	$736	$1,657	$(612)	$(584)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$2,523	$3,230	$—	$—
Accrued benefit liability	(1,787)	(1,573)	(612)	(584)

Net amount recognized	$736	$1,657	$(612)	$(584)

Items recorded in “Accumulated other comprehensive income” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$—	$—	$1	$2
Prior service cost	109	133	(65)	(76)
Net actuarial loss	1,881	832	663	702

Net amount not recognized	$1,990	$965	$599	$628

Accumulated benefit obligation	$(8,444)	$(8,001)	$(2,131)	$(2,002)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($791 million and $723 million benefit obligation at December 31, 2009 and 2008, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the plans to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company made a discretionary payment of $95 million to the trust during both 2009 and 2008. As of December 31, 2009 and 2008, the assets in these trusts had a carrying value of $281 million and $169 million, respectively.

The Company also maintains a separate rabbi trust established at the time of the combination of its retail securities brokerage and clearing operations with those of Wachovia for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($75 million and $75 million benefit obligation at December 31, 2009 and 2008, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2009 and 2008, the assets in the trust had a carrying value of $124 million and $157 million, respectively.

Pension benefits for foreign plans comprised 12% and 11% of the ending benefit obligation for 2009 and 2008. Foreign pension plans comprised 2% of the ending fair value of plan assets for 2009 and 2008. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2009	2008
	(in millions)
Projected benefit obligation	$1,964	$1,589
Fair value of plan assets	177	17

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2009	2008
	(in millions)
Accumulated benefit obligation	$1,829	$1,482
Fair value of plan assets	177	17

In 2008 the pension plan purchased annuity contracts from Prudential Insurance for $2 million. There were no purchases of annuity contracts in 2009 from Prudential Insurance. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $20 million and $16 million as of December 31, 2009 and 2008, respectively.

There were pension plan amendments in 2009. The benefit obligation for pension benefits increased by $3 million for a change in compensation structure increasing pensionable earnings of certain international plans. There were no pension plan amendments in 2008. There were no postretirement plan amendments in 2009. The benefit obligation for other postretirement benefits decreased by $3 million in 2008 related to plan amendments, primarily due to cost sharing changes.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Components of Net Periodic Benefit Cost

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(in millions)
Service cost	$163	$155	$168	$10	$11	$12
Interest cost	462	464	432	116	125	136
Expected return on plan assets	(728)	(718)	(769)	(106)	(163)	(92)
Amortization of transition obligation	—	—	—	1	1	1
Amortization of prior service cost	26	29	30	(11)	(11)	(6)
Amortization of actuarial (gain) loss, net	31	28	30	41	1	15
Settlements	—	13	—	—	—	—
Special termination benefits	2	3	4	—	—	—

Net periodic (benefit) cost	$(44)	$(26)	$(105)	$51	$(36)	$66

Certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

Changes in Accumulated Other Comprehensive Income

The amounts recorded in “Accumulated other comprehensive income” as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other Comprehensive Income” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2007	$—	$168	$240	$2	$(88)	$174
Effect of measurement date change	—	(7)	(6)	1	3	—
Amortization for the period	—	(29)	(28)	(1)	11	(1)
Deferrals for the period	—	—	629	—	(3)	531
Impact of foreign currency changes and other	—	1	(3)	—	1	(2)

Balance, December 31, 2008	—	133	832	2	(76)	702

Amortization for the period	—	(26)	(31)	(1)	11	(41)
Deferrals for the period	—	3	1,072	—	—	1
Impact of foreign currency changes and other	—	(1)	8	—	—	1

Balance, December 31, 2009	$—	$109	$1,881	$1	$(65)	$663

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

The amounts included in “Accumulated other comprehensive income” expected to be recognized as components of net periodic (benefit) cost in 2010 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Amortization of transition obligation	$—	$1
Amortization of prior service cost	24	(12)
Amortization of actuarial (gain) loss, net	40	39

Total	$64	$28

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below. The assumptions for 2007 are as of September 30. The assumptions for 2008 use September 30, 2007 for beginning of period and December 31, 2008 for end of period. The assumptions for 2009 use December 31, 2008 as the beginning of period and December 31, 2009 for end of period:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions
Discount rate (beginning of period)	6.00%	6.25%	5.75%	6.00%	6.00%	5.75%
Discount rate (end of period)	5.75%	6.00%	6.25%	5.50%	6.00%	6.00%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets (beginning of period)	7.50%	7.75%	8.00%	8.00%	8.00%	9.25%
Health care cost trend rates (beginning of period)				5.00-8.00%	5.00-8.75%	5.09-9.06%
Health care cost trend rates (end of period)				5.00-7.50%	5.00-8.00%	5.00-8.00%
For 2009, 2008 and 2007, the ultimate health care cost trend rate after gradual decrease until: 2014, 2012, 2009 (beginning of period)				5.00%	5.00%	5.00%
For 2009, 2008 and 2007, the ultimate health care cost trend rate after gradual decrease until: 2015, 2014, 2012 (end of period)				5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement benefit obligations is based upon rates commensurate with current yields on high quality corporate bonds. The first step in determining the discount rate is the compilation of approximately 500 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. A spot yield curve is developed from this data that is then used to determine the present value of the expected disbursements associated with the pension and postretirement obligations, respectively. This results in the present value for each respective benefit obligation. A single discount rate is calculated that results in the same present value. The rate is then rounded to the nearest 25 basis points.

The pension and postretirement expected long-term rates of return on plan assets for 2009 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2009. Expected returns are estimated by asset class as noted in the discussion of investment policies

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation and the effect of active management, expenses and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation and the effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected long-term rate of return on plan assets in 2010. The expected long-term rate of return for 2010 is 7.50% and 7.50% for the pension and postretirement plans, respectively.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$6
Increase in postretirement benefit obligation	118

One percentage point decrease
Decrease in total service and interest costs	$6
Decrease in postretirement benefit obligation	105

Plan Assets

The investment goal of the domestic pension plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds and other investments, while meeting the cash requirements for a pension obligation that includes a traditional formula principally representing payments to annuitants and a cash balance formula that allows lump sum payments and annuity payments. The pension plan risk management practices include guidelines for asset concentration, credit rating and liquidity. The pension plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration, while interest rate swaps are used to adjust duration.

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds, and other investments, while meeting the cash requirements for the postretirement obligation that includes a medical benefit including prescription drugs, a dental benefit, and a life benefit. The postretirement plans risk management practices include guidelines for asset concentration, credit rating, liquidity, and tax efficiency. The postretirement plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration, while interest rate swaps are used to adjust duration.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of the December 31, 2009 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	2%	10%	33%	44%
International Equities	2%	10%	1%	7%
Fixed Maturities	53%	74%	0%	59%
Short-term Investments	0%	12%	0%	63%
Real Estate	1%	13%	0%	0%
Other	3%	21%	0%	0%

To implement the investment strategy, plan assets are invested in funds that primarily invest in securities that correspond to one of the asset categories under the investment guidelines. However, at any point in time, some of the assets in a fund may be of a different nature than the specified asset category.

Assets held with Prudential Insurance are in either pooled separate accounts or single client separate accounts. Pooled separate accounts hold assets for multiple investors. Each investor owns a “unit of account.” Single client separate accounts hold assets for only one investor, the domestic qualified pension plan and each security in the fund is treated as individually owned. Assets held with a bank are either in common/collective trusts or single client trusts. Common or collective trusts hold assets for more than one investor. Each investor owns a “unit of account.” Single client trusts hold assets for only one investor, the domestic qualified pension plan and each security in the fund is treated as individually owned.

There were no investments in Prudential Financial Common Stock as of December 31, 2009 and December 31, 2008 for either the pension or postretirement plans. Pension plan assets of $6,393 million and $6,299 million are included in the Company’s separate account assets and liabilities as of December 31, 2009 and December 31, 2008, respectively.

The authoritative guidance around fair value established a framework for measuring fair value. Fair value is disclosed using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, as described in Note 20.

The following describes the valuation methodologies used for pension and postretirement plans assets measured at fair value.

Insurance Company Pooled Separate Accounts, Common or Collective Trusts, and United Kingdom Insurance Pooled Funds—Insurance company pooled separate accounts are invested via group annuity contracts issued by Prudential Insurance. Assets are represented by a “unit of account.” The redemption value of those units is based on a per unit value whose value is the result of the accumulated values of underlying investments. The underlying investments are valued in accordance with the corresponding valuation method for the investments held.

Equities—See Note 20 for a discussion of the valuation methodologies for equity securities.

U.S. Government Securities (both Federal and State & Other), Non–U.S. Government Securities, and Corporate Debt—See Note 20 for a discussion of the valuation methodologies for fixed maturity securities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Interest Rate Swaps—See Note 20 for a discussion of the valuation methodologies for derivative instruments.

Guaranteed Investment Contract—The value is based on contract cash flows and available market rates for similar investments.

Registered Investment Companies (Mutual Funds)—Securities are priced at the net asset value (“NAV”) of shares.

Unrealized Gain (Loss) on Investment of Securities Lending Collateral—This value is the contractual position relative to the investment of securities lending collateral.

Real Estate—The values are determined through an independent appraisal process. The estimate of fair value is based on three approaches; (1) current cost of reproducing the property less deterioration and functional/economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable properties in the market. Each approach requires the exercise of subjective judgment.

Short-term Investments—Securities are valued initially at cost and thereafter adjusted for amortization of any discount or premium (i.e., amortized cost). Amortized Cost approximates fair value.

Partnerships—The value of interests owned in partnerships is based on valuations of the underlying investments that include private placements, structured debt, real estate, equities, fixed maturities, commodities and other investments.

Real Estate Investment Trusts—The value of interests in Real Estate Investment Trusts (“REIT”) is based on the appraised value of the properties held by the REIT as determined by independent qualified appraisers.

Structured Debt (Gateway Recovery Trust)—The value is based primarily on unobservable inputs including probability weighted cash flows and reinvestment yield assumptions.

Hedge Fund—The value of interests in the hedge fund is based on the underlying investments that include equities, debt and other investments.

Variable Life Insurance Policies—These assets are held in group and individual variable life insurance policies issued by Prudential Insurance. Group policies are invested in Insurance Company Pooled Separate Accounts. Individual policies are invested in Registered Investment Companies (Mutual Funds).

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Pension plan asset allocations in accordance with the investment guidelines as of December 31, 2009, are as follows:

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$—	$782	$—	$782
Common/collective trusts(1)	—	128	—	128
Other(2)	33	5	—	38

Sub-total				948
International Equities:
Pooled separate accounts(3)	—	23	—	23
Common/collective trusts(4)	—	156	—	156
Equities	61	—	—	61

Sub-total				240
Fixed Maturities:
Pooled separate accounts(5)	—	867	—	867
Common/collective trusts(6)	—	345	—	345
U.S. government securities (federal):
Mortgage backed	—	70	—	70
Other U.S. government securities	—	2,085	—	2,085
U.S. government securities (state & other)	—	385	—	385
Non-U.S. government securities	—	20	—	20
United Kingdom insurance pooled funds(7)	—	90	—	90
Corporate Debt:
Corporate bonds(8)	—	2,008	1	2,009
Asset backed	—	102	—	102
Collateralized Mortgage Obligations (CMO)(9)	—	881	2	883
Interest rate swaps (Notional amount: $5,686)	—	215	—	215
Guaranteed investment contract	—	13	—	13
Other(2)	61	(1)	120	180
Unrealized gain (loss) on investment of securities lending collateral(10)	—	(182)	—	(182)

Sub-total				7,082
Short-term Investments:
Pooled separate accounts	—	10	—	10
United Kingdom insurance pooled funds	—	6	—	6

Sub-total				16
Real Estate:
Pooled separate accounts(11)	—	—	187	187
Partnerships	—	—	48	48
Other	—	—	—	—

Sub-total				235
Other:
Structured debt (Gateway Recovery Trust)	—	—	572	572
Partnerships	—	—	280	280
Hedge fund	—	—	218	218

Sub-total				1,070

Total	$155	$8,008	$1,428	$9,591

(1)	These categories invest in U.S. equity funds whose objective is to track or outperform various indexes.
(2)	Primarily cash and cash equivalents, short term investments, payables and receivables and open future contract positions (including fixed income collateral).
(3)	This category invests in large cap international equity funds whose objective is to track an index.
(4)	This category invests in international equity funds, primarily large cap, whose objective is to outperform various indexes.
(5)	This category invests in bond funds, primarily highly rated private placement securities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

(6)	This category invests in bond funds, primarily highly rated public securities whose objective is to outperform an index.
(7)	This category invests in bond funds, primarily highly rated corporate securities.
(8)	This category invests in highly rated corporate securities.
(9)	This category invests in highly rated Collateralized Mortgage Obligations.
(10)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $1,231 million and the liability for securities lending collateral is $1,413 million.
(11)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2009
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt–CMO	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$13	$2	$161	$323
Actual Return on Assets:
Relating to assets still held at the reporting date	—	—	—	(125)
Relating to assets sold during the period	—	—	—	(1)
Purchases, sales and settlements	(3)	—	(41)	(10)
Transfers in and /or out of Level 3	(9)	—	—	—

Fair Value, end of period	$1	$2	$120	$187

	Year Ended December 31, 2009
	Real Estate– Partnerships	Other– Structured Debt	Other– Partnerships	Other– Hedge Fund
	(in millions)
Fair Value, beginning of period	$64	$477	$197	$176
Actual Return on Assets:
Relating to assets still held at the reporting date	(15)	95	17	42
Relating to assets sold during the period	—	—	—	—
Purchases, sales and settlements	(1)	—	66	—
Transfers in and /or out of Level 3	—	—	—	—

Fair Value, end of period	$48	$572	$280	$218

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Postretirement plan asset allocations in accordance with the investment guidelines as of December 31, 2009 are as follows:

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies:
Pooled separate accounts(1)	$—	$155	$—	$155
Registered investment companies	253	—	—	253
Common trusts(2)	—	95	—	95
Equities	97	—	—	97

Sub-total				600
International Equities:
Variable Life Insurance Policies
Pooled separate accounts(3)	—	39	—	39
Common trusts(4)	—	19	—	19

Sub-total				58
Fixed Maturities:
Common trusts(5)	—	29	—	29
U.S. government securities (federal):
Mortgage Backed	—	33	—	33
Other U.S. government securities	—	84	—	84
U.S. government securities (state & other)	—	1	—	1
Non-U.S. government securities	—	3	—	3
Corporate Debt:
Corporate bonds(6)	—	259	1	260
Asset Backed	—	98	—	98
Collateralized Mortgage Obligations (CMO)(7)	—	215	2	217
Interest rate swaps (Notional amount: $322)	—	4	—	4
Other(8)	110	—	12	122

Sub-total				851
Short-term Investments:
Variable Life Insurance Policies
Pooled separate accounts	—	1	—	1
Registered investment companies	9	—	—	9

Sub-total				10

Total	$469	$1,035	$15	$1,519

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index.
(2)	This category invests in U.S. equity funds, primarily large cap equities.
(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.
(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.
(5)	This category invests in U.S. bonds funds.
(6)	This category invests in highly rated corporate bonds.
(7)	This category invests in highly rated Collateralized Mortgage Obligations.
(8)	Cash and cash equivalents, short term investments, payables and receivables and open future contract positions (including fixed income collateral).

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Changes in Fair Value of Level 3 Postretirement Assets

	Year Ended December 31, 2009
	Fixed Maturities –Corporate Debt –Corporate Bonds	Fixed Maturities –Corporate Debt –CMO	Fixed Maturities –Other
	(in millions)
Fair Value, beginning of period	$3	$2	$11
Actual Return on Assets:
Relating to assets still held at the reporting date	—	—	—
Relating to assets sold during the period	—	—	—
Purchases, sales and settlements	(2)	—	1
Transfers in and/or out of Level 3	—	—	—

Fair Value, end of period	$1	$2	$12

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2009	2008	2009	2008
Asset Category
U.S. Equities	10%	8%	40%	37%
International Equities	3	2	4	4
Fixed Maturities	74	77	55	58
Short-term Investments	0	1	1	1
Real Estate	2	4	0	0
Other	11	8	0	0

Total	100%	100%	100%	100%

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

	Pension Benefits	Other Postretirement Benefits	Other Postretirement Benefits–Medicare Part D Subsidy Receipts
	(in millions)
2010	$571	$195	$18
2011	565	196	18
2012	576	195	20
2013	582	196	21
2014	609	193	21
2015-2019	3,217	924	110

Total	$6,120	$1,899	$208

The Company anticipates that it will make cash contributions in 2010 of approximately $110 million to the pension plans and approximately $20 million to the postretirement plans.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2009 and 2008 was $38 million and $39 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $53 million, $51 million and $51 million for the years ended December 31, 2009, 2008 and 2007, respectively.

19.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2009	2008	2007
	(in millions)
Current tax expense (benefit)
U.S.	$(49)	$(275)	$302
State and local	7	29	19
Foreign	(60)	487	462

Total	(102)	241	783

Deferred tax expense (benefit)
U.S.	(554)	(819)	192
State and local	(7)	(40)	(11)
Foreign	684	131	256

Total	123	(728)	437

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$21	$(487)	$1,220
Income tax expense (benefit) on equity in earnings of operating joint ventures	807	(171)	154
Income tax expense (benefit) on discontinued operations	17	11	(33)
Income tax expense (benefit) reported in stockholders’ equity related to:
Other comprehensive income (loss)	3,352	(3,912)	11
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business	(59)	561	—
Stock-based compensation programs	22	(21)	(106)
Conversion of senior notes	—	—	(44)
Cumulative effect of changes in accounting principles	355	7	(118)
Other	—	—	18

Total income taxes	$4,515	$(4,012)	$1,102

The Company’s income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures includes income (loss) from domestic operations of $466 million, $(3,503) million and $2,349 million, and income from foreign operations of $1,103 million, $1,914 million and $2,334 million for the years ended December 31, 2009, 2008 and 2007, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES (continued)

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2009	2008	2007
	(in millions)
Expected federal income tax expense (benefit)	$549	$(399)	$1,639
Low income housing and other tax credits	(68)	(82)	(67)
Non-taxable investment income	(177)	(52)	(269)
Valuation allowance	—	—	(32)
Expiration of statute of limitations and related interest	(272)	—	—
Non-deductible goodwill impairment	—	83	—
Change in repatriation assumption	66	—	9
Other	(77)	(37)	(60)

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$21	$(487)	$1,220

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2009	2008
	(in millions)
Deferred tax assets
Policyholder dividends	$219	$583
Net operating and capital loss carryforwards	574	656
Employee benefits	579	322
Net unrealized investment losses	—	4,087
Insurance reserves	452	—
Other	224	—

Deferred tax assets before valuation allowance	2,048	5,648
Valuation allowance	(210)	(265)

Deferred tax assets after valuation allowance	1,838	5,383

Deferred tax liabilities
Insurance reserves	—	90
Net unrealized investment gains	535	—
Deferred policy acquisition costs	3,862	4,136
Other	—	51

Deferred tax liabilities	4,397	4,277

Net deferred tax asset (liability)	$(2,559)	$1,106

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES (continued)

A valuation allowance has been recorded primarily related to tax benefits associated with state and local and foreign deferred tax assets. The valuation allowance as of December 31, 2009 and 2008, respectively, includes $178 million and $172 million recorded in connection with state and local deferred tax assets and $94 million and $152 million recorded in connection with foreign deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable.

At December 31, 2009 and 2008, respectively, the Company had federal net operating and capital loss carryforwards of $737 million and $1,094 million, which expire between 2013 and 2030. At December 31, 2009 and 2008, respectively, the Company had state net operating and capital loss carryforwards for tax purposes approximating $2,408 million and $1,868 million, which expire between 2010 and 2030. At December 31, 2009 and 2008, respectively, the Company had foreign operating loss carryforwards for tax purposes approximating $528 million and $547 million, $486 million of which expires between 2014 and 2016 and $42 million of which have an unlimited carryforward.

The Company does not provide U.S. income taxes on unremitted foreign earnings of its non-U.S. operations, other than its Japanese operations and certain German, Taiwan, United Kingdom, and Korean investment management subsidiaries. During 2007, the Company sold its investment in its German operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l. Accordingly, the earnings were no longer considered permanently reinvested and the Company recognized an income tax expense of $9 million related to those earnings. In addition, in 2007, the Company determined that the earnings from certain of its United Kingdom investment management subsidiaries would be repatriated to the U.S. Accordingly, earnings from those United Kingdom investment management subsidiaries were no longer considered permanently reinvested. An income tax benefit of $23 million associated with the assumed repatriation of those earnings was recognized in discontinued operations in 2007. During 2008, the Company made no changes with respect to its repatriation assumptions. During 2009, the Company sold its investment in its Mexican subsidiaries Prudential Financial Operadora de Sociedades de Inversion S.A. de C.V., Prudential Bank, S.A. Institucion de Banca, and Prudential Consultoria S de RL de C.V. Accordingly, the earnings were no longer considered permanently reinvested and the Company recognized an income tax expense of $6 million related to the sale in “Income from discontinued operations, net of taxes” in 2009. In addition, in 2009, the Company determined that the earnings from certain of its Korean investment management subsidiaries would be repatriated to the U.S. Accordingly, earnings from those Korean investment management subsidiaries were no longer considered permanently reinvested and the Company recognized an income tax expense of $66 million associated with the assumed repatriation of those earnings in 2009. The Company had undistributed earnings of foreign subsidiaries, where it assumes permanent reinvestment, of $1,710 million at December 2009, $1,723 million at December 31, 2008 and $1,516 million at December 31, 2007, for which U.S. deferred taxes have not been provided. Determining the tax liability that would arise if these earnings were remitted is not practicable.

On January 1, 2007, the Company adopted the revised authoritative guidance for accounting for uncertainty in income taxes which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. Adoption of this new guidance resulted in a decrease to the Company’s income tax liability and an increase to retained earnings of $61 million as of January 1, 2007.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES (continued)

The Company’s unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007, 2008 and 2009 are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in millions)
Amounts as of January 1, 2007	$389	$175	$564
Increases in unrecognized tax benefits taken in prior period	1	21	22
(Decreases) in unrecognized tax benefits taken in prior period	(3)	(15)	(18)

Amounts as of December 31, 2007	$387	$181	$568
Increases in unrecognized tax benefits taken in prior period	—	137	137
(Decreases) in unrecognized tax benefits taken in prior period	—	(30)	(30)

Amounts as of December 31, 2008	$387	$288	$675
Increases in unrecognized tax benefits taken in prior period	—	31	31
(Decreases) in unrecognized tax benefits taken in prior period	(21)	(26)	(47)
Settlements with taxing authorities	—	65	65
(Decreases) in unrecognized tax benefits as a result of lapse of the applicable statute of limitations	(214)	—	(214)

Amounts as of December 31, 2009	$152	$358	$510

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2007	$387	$95	$482

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2008	$387	$97	$484

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2009	$152	$109	$261

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). In 2009, 2008 and 2007, respectively, the Company recognized $(70) million, $36 million and $33 million in the consolidated statement of operations and recognized $65 million, $95 million and $59 million in liabilities in the consolidated statement of financial position for tax-related interest and penalties.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 and 2005 tax years is set to expire in June 2010, unless extended. Tax years 2006 through 2008 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

As discussed above, the completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. As such, 2009 benefited from a reduction to the liability for unrecognized tax benefits and related interest of $272 million, primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is the primary component of the non-taxable investment income shown in the table above, and, as such, is a

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES (continued)

significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2007, 2008 or 2009 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company has agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on the Company’s 2007, 2008 or 2009 results.

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

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ending March 31, 2004 to March 31, 2008. These activities had no material impact on the Company’s 2007, 2008 and 2009 results.

The Company’s affiliates in Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. A local district office in the Korean tax authority concluded a routine tax audit of the local taxes for tax years ending March 31, 2004 through March 31, 2007 of Prudential Life Insurance Company of Korea, Ltd.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES

Transition Impact—As discussed in Note 2, the Company adopted the authoritative guidance related to fair value measurements and disclosures and the fair value option for financial assets and financial liabilities effective January 1, 2008. As a result of adopting the guidance on fair value measurement and disclosures, the Company eliminated the deferral of gains at inception of certain derivatives contracts whose fair value was not evidenced by market-observable data. The elimination of the deferral of these gains resulted in a net after-tax increase to retained earnings of $3 million.

Also as discussed in Note 2, in conjunction with the adoption of the guidance on fair value option for financial assets and financial liabilities, the Company elected the fair value option for fixed rate commercial mortgage loans held for investment that were held at December 31, 2007. This election resulted in $399 million of commercial mortgage loans being reported at fair value, with no material impact on the Company’s consolidated financial position. In addition, this guidance requires entities to classify cash receipts and cash payments related to trading securities and financial assets and liabilities for which the Company elected the fair value option according to their nature and purpose on the Statement of Cash Flows. As a result, cash flows related to trading account assets supporting insurance liabilities and certain other assets are classified as investing rather than operating as of the adoption date of this guidance.

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

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2009 and 2008 these over-rides on a net basis were not material.

Inactive Markets—During 2009, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009, and continuing through December 31, 2009, that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and the amount of observable information. The Company weighted third-party pricing information as little as 30% where it had little observable market information, and as much as 100% where more observable information was available. As a result, as of December 31, 2009, the Company reported fair values for these sub-prime securities which were net $618 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $5,667 million, which was reflected within Level 3 in the fair value hierarchy as of December 31, 2009, based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2009
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$8,268	$—	$—	$8,268
Obligations of U.S. states and their political subdivisions	—	1,375	—	—	1,375
Foreign government bonds	—	41,162	47	—	41,209
Corporate securities	5	90,639	902	—	91,546
Asset-backed securities	—	3,875	6,363	—	10,238
Commercial mortgage-backed securities	—	10,713	305	—	11,018
Residential mortgage-backed securities	—	11,467	104	—	11,571

Sub-total	5	167,499	7,721	—	175,225
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	128	—	—	128
Obligations of U.S. states and their political subdivisions	—	31	—	—	31
Foreign government bonds	—	517	—	—	517
Corporate securities	—	9,419	83	—	9,502
Asset-backed securities	—	576	281	—	857
Commercial mortgage-backed securities	—	1,888	5	—	1,893
Residential mortgage-backed securities	—	1,412	20	—	1,432
Equity Securities	700	232	3	—	935
Short-term investments and cash equivalents	338	387	—	—	725

Sub-total	1,038	14,590	392	—	16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	95	—	—	95
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	24	—	—	24
Corporate securities	15	310	34	—	359
Asset-backed securities	—	894	97	—	991
Commercial mortgage-backed securities	—	109	27	—	136
Residential mortgage-backed securities	—	146	12	—	158
Equity Securities	311	136	24	—	471
All other activity	13	4,731	297	(4,242)	799

Sub-total	339	6,445	491	(4,242)	3,033

Equity securities, available for sale	4,008	2,494	393	—	6,895
Commercial mortgage and other loans	—	114	338	—	452
Other long-term investments	36	66	498	—	600
Short-term investments	3,561	2,831	—	—	6,392
Cash and cash equivalents	5,671	4,468	—	—	10,139
Other assets	2,391	176	27	—	2,594

Sub-total excluding separate account assets	17,049	198,683	9,860	(4,242)	221,350
Separate account assets(1)	88,888	72,292	12,894	—	174,074

Total assets	$105,937	$270,975	$22,754	$(4,242)	$395,424

Future policy benefits	—	—	55	—	55
Long-term debt	—	—	429	—	429
Other liabilities	—	4,764	6	(3,841)	929

Total liabilities	$—	$4,764	$490	$(3,841)	$1,413

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of December 31, 2009 and 2008 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, and liquidity assumptions. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

The fair value of investments in funds holding publicly traded equity securities are generally based on quoted prices in active markets for identical investments and are therefore reflected as Level 1. The fair value of investments in funds holding public fixed maturities are generally based on validated quotes from pricing services or observable data as described above, and are reflected in Level 2. The fair value of investments in funds holding public fixed maturities that are subject to significant liquidity restrictions are reflected in Level 3.

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities, after consideration of the impacts of two-way collateral posting. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 includes OTC derivatives where the bid-ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company’s insurance subsidiaries in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company’s insurance subsidiaries, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of December 31, 2009 generally ranged from 75 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Since many of the assumptions utilized in the valuation of the embedded derivatives associated with the Company’s optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Long-Term Debt—Includes funding received from the Federal Reserve Bank of New York on a non-recourse basis to finance the purchase of eligible asset-backed securities, under TALF. The Company values these liabilities using various inputs including the value of the collateral (eligible asset-backed securities), a comparison of the liabilities’ spread over LIBOR to the spreads in current TALF offerings and various other market observable and non-observable inputs which incorporate significant management judgment. As a result, the pricing of the non-recourse liabilities have been classified within Level 3 in the Company’s fair value hierarchy. The pricing of the collateral assets (recorded in “other trading account assets”) is generally based on third party pricing information as discussed above, and included in Level 2 in the Company’s fair value hierarchy. See Note 14 for additional information regarding the Company’s participation in TALF.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009.

	Year Ended December 31, 2009
	Fixed Maturities Available For Sale– Foreign Government Bonds	Fixed Maturities Available For Sale– Corporate Securities	Fixed Maturities Available For Sale– Asset-Backed Securities	Fixed Maturities Available For Sale– Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale– Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$30	$932	$1,013	$66	$228
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(99)	(696)	(28)	—
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	6	104	2,334	(3)	1
Net investment income	—	15	56	5	1
Purchases, sales, issuances and settlements	138	(511)	(1,591)	(20)	32
Foreign currency translation	—	1	14	21	—
Other(1)	—	(23)	—	—	—
Transfers into Level 3(2)	11	889	5,305	264	—
Transfers out of Level 3(2)	(138)	(406)	(72)	—	(158)

Fair Value, end of period	$47	$902	$6,363	$305	$104

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$(103)	$(695)	$(30)	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$6	$96	$2,277	$(8)	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2009
	Trading Account Assets Supporting Insurance Liabilities– Foreign Government Bonds	Trading Account Assets Supporting Insurance Liabilities– Corporate Securities	Trading Account Assets Supporting Insurance Liabilities– Asset Backed Securities	Trading Account Assets Supporting Insurance Liabilities– Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities– Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$—	$75	$35	$6	$28
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	—	20	59	(1)	3
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	2	—	—	—
Purchases, sales, issuances and settlements	12	(72)	(68)	—	(4)
Foreign currency translation	—	—	—	—	—
Other(1)	—	—	—	—	—
Transfers into Level 3(2)	—	229	266	—	—
Transfers out of Level 3(2)	(12)	(171)	(11)	—	(7)

Fair Value, end of period	$—	$83	$281	$5	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$16	$47	$(1)	$3
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2009
	Trading Account Assets Supporting Insurance Liabilities– Equity Securities	Other Trading Account Assets– Corporate Securities	Other Trading Account Assets– Asset-Backed Securities	Other Trading Account Assets– Commercial Mortgage- Backed Securities	Other Trading Account Assets– Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$1	$38	$30	$2	$3
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	2	(1)	(34)	(9)	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	1	1	1
Purchases, sales, issuances and settlements	—	6	827	4	—
Foreign currency translation	—	—	2	2	—
Other(1)	—	(11)	36	—	—
Transfers into Level 3(2)	—	2	26	30	11
Transfers out of Level 3(2)	—	—	(791)	(3)	(3)

Fair Value, end of period	$3	$34	$97	$27	$12

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$2	$1	$(38)	$(10)	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2009
	Other Trading Account Assets– Equity Securities	Other Trading Account Assets– All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$19	$1,304	$325	$56	$1,015
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(338)	(8)	(74)	5
Asset management fees and other income	1	27	—	—	(81)
Included in other comprehensive income (loss)	—	—	74	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances and settlements	—	(701)	(30)	(58)	155
Foreign currency translation	(1)	—	21	—	—
Other(1)	6	5	14	—	(594)
Transfers into Level 3(2)	—	—	12	414	(2)
Transfers out of Level 3(2)	(1)	—	(15)	—	—

Fair Value, end of period	$24	$297	$393	$338	$498

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$(338)	$(21)	$(70)	$5
Asset management fees and other income	$2	$3	$—	$—	$(70)
Included in other comprehensive income (loss)	$—	$—	$73	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2009
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$26	$19,780	$(3,229)	$(324)	$(139)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	3,313	—	77
Asset management fees and other income	—	—	—	—	—
Interest credited to policyholders’ account balances	—	(7,376)	—	—	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances and settlements	1	484	(139)	(429)	56
Foreign currency translation	—	—	—	—	—
Other(1)	—	—	—	324	—
Transfers into Level 3(2)	—	409	—	—	—
Transfers out of Level 3(2)	—	(403)	—	—	—

Fair Value, end of period	$27	$12,894	$(55)	$(429)	$(6)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$3,208	$—	$77
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$(7,588)	$—	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

Transfers—Transfers into Level 3 for Fixed Maturities Available for Sale—Asset-Backed Securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities include $4,583 million and $188 million, respectively, of transfers that occurred during the second quarter of 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, as discussed in detail above. In addition to these sub-prime securities, transfers into Level 3 for Fixed Maturities Available for Sale—Corporate Securities and—Asset-Backed Securities as well as Trading Account Assets Supporting Insurance Liabilities—Corporate Securities and—Asset-Backed Securities included transfers resulting from the use of unobservable inputs within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) or models with observable inputs were utilized.

Transfers into Level 3 for Fixed Maturities, Available for Sale—Commercial Mortgage-Backed securities for the year ended December 31, 2009, is primarily the result of over-riding the third party pricing information downward with internally developed valuations for certain securities held in the Japanese insurance operations portfolio.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers into Level 3 for Commercial Mortgage and Other Loans for the year ended December 31, 2009, is primarily due to downward credit migration of these loans. The downgrade in loans has resulted in the utilization of higher credit spreads, that are internally developed and not observable in the market place. This increase in credit spreads is now considered a significant input in the fair value calculation for these loans.

Transfers out of level 3 for Fixed Maturities Available for Sale—Foreign Government Bonds,—Corporate Securities and—Residential Mortgage-Backed Securities as well as Trading Account Assets Supporting Insurance Liabilities—Corporate Securities were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The transfers out of Level 3 for Other Trading Account Assets—Asset-Backed Securities were primarily the result of the use of third party pricing for the securities purchased under TALF. When acquired in the first quarter of 2009, these assets were valued internally using a model.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2008, as well as the portion of gains or losses included in income for the year ended December 31, 2008 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2008.

	Year Ended December 31, 2008
	Fixed Maturities Available For Sale	Trading Account Assets Supporting Insurance Liabilities	Other Trading Account Assets	Equity Securities Available for Sale
	(in millions)
Fair Value, beginning of period	$2,890	$291	$497	$190
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(416)	—	624	(19)
Asset management fees and other income	—	(39)	(20)	—
Included in other comprehensive income (loss)	(397)	—	—	(39)
Net investment income	12	(1)	1	—
Purchases, sales, issuances and settlements	(212)	(32)	298	15
Foreign currency translation	10	—	3	27
Other(1)	—	—	—	—
Transfers into (out of) Level 3(2)	382	(74)	(7)	151

Fair Value, end of period	$2,269	$145	$1,396	$325

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3)
Included in earnings:
Realized investment gains (losses), net	$(430)	$—	$626	$(20)
Asset management fees and other income	$—	$(46)	$(22)	$—
Included in other comprehensive income (loss)	$(377)	$—	$—	$(36)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2008
	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets	Separate Account Assets(4)
	(in millions)
Fair Value, beginning of period	$—	$824	$—	$21,815
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(19)	—	—	—
Asset management fees and other income	—	90	—	—
Interest credited to policyholders’ account balances	—	—	—	(2,983)
Included in other comprehensive income (loss)	—	—	—	—
Net investment income	—	4	—	—
Purchases, sales, issuances and settlements	(6)	120	26	1,555
Foreign currency translation	—	(23)	—	—
Other(1)	—	—	—	—
Transfers into (out of) Level 3(2)	81	—	—	(607)

Fair Value, end of period	$56	$1,015	$26	$19,780

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3)
Included in earnings:
Realized investment gains (losses), net	$(18)	$—	$—	$—
Asset management fees and other income	$—	$56	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$(3,733)
Included in other comprehensive income (loss)	$—	$—	$—	$—

	Year Ended December 31, 2008
	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$(168)	$(152)	$(77)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2,977)	—	(101)
Asset management fees and other income	—	(5)	—
Included in other comprehensive income (loss)	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances and settlements	(84)	(167)	39
Foreign currency translation	—	—	—
Other(1)	—	—	—
Transfers into (out of) Level 3(2)	—	—	—

Fair Value, end of period	$(3,229)	$(324)	$(139)

Unrealized gains (losses) for the period relating to those Level 3 liabilities that were still held at the end of the period(3)
Included in earnings:
Realized investment gains (losses), net	$(2,986)	$—	$(102)
Asset management fees and other income	$—	$(5)	$—

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

Transfers—Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $382 million during the year ended December 31, 2008. Transfers into Level 3 for these investments was primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when previously information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The net amount of transfers out of level 3 for Trading Account Assets Supporting Insurance Liabilities of $74 million during the year ended December 31, 2008 is due primarily to the use of observable inputs in valuation methodologies as well as pricing service information for certain assets that the Company was able to validate. Partially offsetting these transfers out of Level 3 were transfers into Level 3 due to the use of unobservable inputs within the valuation methodologies and broker quotes, when previously information from third party pricing services was utilized. The net amount of transfers into level 3 for Equity Securities of $151 million is primarily related to investments in private mutual funds where the inputs used by the mutual funds were determined to be Level 3. This activity was partially offset by transfers out of Level 3 as a result of the availability of third party pricing service information that was validated. Transfers of Commercial Mortgage and Other Loans into Level 3 totaled $81 million and resulted from a reduction in the availability of market available prices during the year due to market illiquidity.

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

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve increases resulted in $200 million of losses being recorded for the year ended December 31, 2009 on certain commercial mortgage loans. The carrying value of these loans as of December 31, 2009 was $331 million. Similar commercial mortgage loan reserve increases of $36 million were recorded for the year ended December 31, 2008. The reserves were based on either discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and were classified as Level 3 in the hierarchy. In addition, losses of $38 million were recorded for the year ended December 31, 2008 related to commercial loans that were carried at the lower of cost or market. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans.

Impairments of $55 million and $26 million were recorded for the years ended December 31, 2009 and 2008, respectively, on certain cost method investments. The carrying value as of December 31, 2009 of these investments was $218 million. In addition, impairments of $12 million and $14 million were recorded for the year ended December 31, 2009 and 2008, respectively, on certain equity method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses.

Impairments of $12 million for the year ended December 31, 2009 were recorded for mortgage servicing rights. The impairments were based on internal models and were classified as Level 3 in the hierarchy. In

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

addition, impairments of $7 million for the year ended December 31, 2009 were recorded for real estate investments, some of which were classified as discontinued operations. The impairments were based on appraisal values or purchase agreements and were classified as Level 3 in the hierarchy.

For the year ended December 31, 2008, the Company recorded impairments of $316 million on certain equity method investments in operating joint ventures held within the international investments segment. The inputs used in determining these impairments were classified as Level 3 in the valuation hierarchy and consisted primarily of market multiples and discounted cash flows. The carrying value of these equity method operating joint ventures as of December 31, 2008 was $281 million.

As discussed in more detail in Note 9, the Company recorded goodwill impairments of $337 million during the year ended December 31, 2008. The inputs were classified as Level 3 and primarily consisted of discounted cash flows and market multiples.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans and long-term debt, still held as of the reporting date, where the fair value option has been elected.

	Years Ended December 31,
	2009	2008
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$(69)	$(68)
Other changes in fair value	—	29
Liabilities:
Long-term debt:
Changes in fair value	$—	$—

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

None of the loans where the fair value option has been selected are more than 90 days past due or in non-accrual status. Interest income on commercial mortgage loans is included in net investment income. For the years ended December 31, 2009 and 2008, the Company recorded $37 million and $41 million of interest income, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial loans, for which the fair value option has been elected, were $479 million and $556 million, respectively, as of December 31, 2009, and $573 million and $606 million, respectively as December 31, 2008.

The fair values and aggregate contractual principal amounts of long-term debt, for which the fair value option has been elected, were $429 million as of December 31, 2009. Interest expense recorded on this debt is included in general and administrative expenses. The Company recorded $10 million of interest expense for the year ended December 31, 2009 for long-term debt where the fair value option has been elected.

Fair Value of Financial Instruments

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

approximates fair value: fixed maturities classified as available for sale, trading account assets supporting insurance liabilities, other trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, investment contracts included in separate account liabilities, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 21 for a discussion of derivative instruments.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$5,120	$5,197	$3,808	$3,832
Commercial mortgage and other loans(1)	31,384	30,693	33,114	30,570
Policy loans	10,146	11,837	9,703	12,697
Wachovia Securities “lookback” option	—	—	580	2,280
Liabilities:
Policyholder account balances—investment contracts	$73,674	$74,353	$69,687	$69,933
Short-term and long-term debt(1)	24,159	24,054	30,825	27,051
Debt of consolidated VIEs	413	239	423	167
Bank customer liabilities	1,523	1,538	1,356	1,354

(1)	Includes items carried at fair value under the fair value option.

The fair values presented above for those financial instruments where the carrying amounts and fair values may differ have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Fixed Maturities, held to maturity

The fair values of public fixed maturity securities are generally based on prices from third party pricing services, which are reviewed to validate reasonability. However, for certain public fixed maturity securities and investments in private placement fixed maturity securities; this information is either not available or not reliable. For these public fixed maturity securities the fair value is based on non-binding broker quotes, if available, or determined using internally developed values. For private fixed maturities fair value is determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

Wachovia Securities “lookback” option

On December 31, 2009, the Company exercised its rights under the “lookback” option as it relates to its interest in the Wachovia Securities joint venture. Prior to its exercise, the fair value of the “lookback” option was determined internally by using an approach that employs both Black-Scholes and binominal option pricing models, which includes inputs such as equity market volatilities, risk-free rates, dividend yields and counterparty credit risk, as well as an illiquidity discount. At December 31, 2008, the carrying value of the “lookback” option was reflected within “Other assets.” See Note 7 for additional information on the Company’s Investment in Wachovia Securities.

Investment Contracts—Policyholders’ Account Balances

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, single premium endowments, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s claims paying ratings, and hence reflect the Company’s own nonperformance risk. For guaranteed investment contracts, funding agreements, structured settlements without life contingencies and other similar products, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. For defined contribution and defined benefit contracts and certain other products the fair value is the market value of the assets supporting the liabilities.

Debt

The fair value of short-term and long-term debt, as well as debt of consolidated VIEs, is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. With the exception of the debt of consolidated VIE’s; these fair values consider the Company’s own nonperformance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value. Debt of consolidated VIEs is reflected within “Other liabilities.”

A portion of the senior secured notes issued by Prudential Holdings, LLC (the “IHC debt”) is insured by a third-party financial guarantee insurance policy. The effect of the third-party credit enhancement is not included in the fair value measurement of the IHC debt and the methodologies used to determine fair value consider the Company’s own nonperformance risk.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

21.    DERIVATIVE INSTRUMENTS

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, or a basket of names in a first to default structure, and in return receives a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See Note 23 for a discussion of guarantees related to these credit derivatives. In addition to selling credit protection, in limited instances the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either securitization valuation models or investor purchase commitments, prevailing interest rates, and origination income or expense. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 23 for a further discussion of these loan commitments.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

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

	December 31, 2009			December 31, 2008
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$7,793	$101	$(414)	$6,315	$124	$(901)
Currency	1,392	3	(17)	1,974	56	(83)
Currency/Interest Rate	2,452	47	(326)	2,372	68	(140)

Total Qualifying Hedge Relationships	$11,637	$151	$(757)	$10,661	$248	$(1,124)

Non-qualifying Hedge Relationships
Interest Rate	$97,265	$2,545	$(2,129)	$89,413	$6,013	$(3,610)
Currency	11,692	223	(220)	6,239	243	(380)
Credit	3,788	259	(110)	3,100	397	(308)
Currency/Interest Rate	5,396	122	(268)	6,277	686	(518)
Equity	7,126	618	(86)	7,353	1,915	(7)

Total Non-qualifying Hedge Relationships	$125,267	$3,767	$(2,813)	$112,382	$9,254	$(4,823)

Total Derivatives(1)	$136,904	$3,918	$(3,570)	$123,043	$9,502	$(5,947)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $391 million as of December 31, 2009 and a liability of $3.942 billion as of December 31, 2008, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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

21.    DERIVATIVE INSTRUMENTS (continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$338	$(551)	$(195)
Net investment income	(158)	(99)	15
Interest expense—(increase)/decrease	5	1	—
Interest credited to policyholder account balances—(increase)/decrease	70	17	(16)

Currency
Realized investment gains (losses), net	8	2	(18)
Net investment income	—	(11)	(50)
Other income	2	39	41

Total fair value hedge	$265	$(602)	$(223)

Cash flow hedges
Interest Rate
Interest expense—(increase)/decrease	$(17)	$(10)	$(3)
Interest credited to policyholder account balances—(increase)/decrease	(7)	3	(1)
Accumulated other comprehensive income (loss)(1)	61	(77)	(8)

Currency/Interest Rate
Net investment income	(9)	(18)	(11)
Interest expense—(increase)/decrease	—	11	29
Other income	20	5	(39)
Accumulated other comprehensive income (loss)(1)	(151)	117	(68)

Total cash flow hedges	$(103)	$31	$(101)

Net investment hedges
Currency
Realized investment gains (losses), net(2)	$36	$(1)	$(16)
Other Income	—	—	(15)
Accumulated other comprehensive income (loss)(1)	(80)	429	2

Currency/Interest Rate
Accumulated other comprehensive income (loss)(1)	(61)	—	—

Total net investment hedges	$(105)	$428	$(29)

Non-qualifying hedges
Realized investment gains (losses), net
Interest rate	$(2,086)	$3,447	$104
Currency	(89)	42	(74)
Currency/Interest Rate	(212)	358	(26)
Credit	72	(9)	(76)
Equity	(1,376)	1,191	162
Embedded Derivatives (Interest/Equity/Credit)	3,531	(3,700)	(336)

Total non-qualifying hedges	$(160)	$1,329	$(246)

Total Derivative Impact	$(103)	$1,186	$(599)

(1)	Amounts deferred in Equity.
(2)	Relates to the sale of equity method investments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

For the years ended December 31, 2009, 2008 and 2007 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2006	$(191)
Net deferred losses on cash flow hedges from January 1 to December 31, 2007	(73)
Amount reclassified into current period earnings	(3)

Balance, December 31, 2007	(267)
Net deferred gains on cash flow hedges from January 1 to December 31, 2008	70
Amount reclassified into current period earnings	(30)

Balance, December 31, 2008	(227)
Net deferred losses on cash flow hedges from January 1 to December 31, 2009	(132)
Amount reclassified into current period earnings	42

Balance, December 31, 2009	$(317)

Using December 31, 2009 values it is anticipated that a pre-tax loss of approximately $29 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the year ended December 31, 2010, offset by amounts pertaining to the hedged items. As of December 31, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $127 million and $268 million as of December 31, 2009 and 2008, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of December 31, 2009 and December 31, 2008.

	December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$323	$3	$140	$—	$463	$3
2	28	—	303	(3)	331	(3)

Subtotal	351	3	443	(3)	794	—
3	—	—	132	(2)	132	(2)
4	—	—	—	—	—	—
5	—	—	50	(1)	50	(1)
6	—	—	—	—	—	—

Subtotal	—	—	182	(3)	182	(3)

Total	$351	$3	$625	$(6)	$976	$(3)

	December 31, 2008
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$340	$(10)	$213	$(19)	$553	$(29)
2	5	—	542	(85)	547	(85)

Subtotal	345	(10)	755	(104)	1,100	(114)
3	—	—	15	(2)	15	(2)
4	—	—	—	—	—	—
5	5	—	102	(32)	107	(32)
6	—	—	—	—	—	—

Subtotal	5	—	117	(34)	122	(34)

Total	$350	$(10)	$872	$(138)	$1,222	$(148)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection excluding the credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by industry category as of the dates indicated.

	December 31, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$45	$—	$45	$(1)
Utilities	5	—	5	—
Finance	—	—	—	—
Services	31	—	25	—
Energy	20	—	20	(1)
Transportation	30	—	30	(1)
Retail and Wholesale	30	—	30	(1)
Other	190	3	195	(6)
First to Default Baskets(1)	625	(6)	872	(138)

Total Credit Derivatives	$976	$(3)	$1,222	$(148)

(1)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of December 31, 2009 and 2008, was a liability of $22 million and $16 million, net of zero and $125 million of collateral that has been pledged, respectively.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $723 million and $1.095 billion at December 31, 2009 and 2008, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2009 and 2008, the Company had $2.313 billion and $1.378 billion of outstanding notional amounts, reported at fair value as an asset of $174 million and an asset of $253 million, respectively.

Types of Derivative Instruments and Derivative Strategies used in a dealer or broker capacity

Futures, forwards and options contracts, and swap agreements, are also used in a derivative dealer or broker capacity in the Company’s commodities operations to facilitate transactions of the Company’s clients, hedge

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

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

The following table sets forth the income statement impact of derivatives used in a dealer or broker capacity.

Year Ended December 31, 2009
Asset management fees and other income
Interest Rate	$(19)
Commodity	54
Currency	52
Equity	3

Total asset management fees and other income	$90

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

The vast majority of the Company’s OTC derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities, after consideration of the impacts of two-way collateral posting.

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a triggering event occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $697 million as of December 31, 2009. In the normal course of business the Company has posted collateral related to these instruments of $667 million as of December 31, 2009. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2009, the Company estimates that it would be required to post a maximum of $30 million of additional collateral to its counterparties.

22.    SEGMENT INFORMATION

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

In February 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise its Korean asset management operations. As a result of the agreement, which is subject to local regulatory approval, results of the Company’s Korean asset management operations will, commencing with first quarter of 2010 reporting, be excluded from adjusted operating income for all periods reported. Adjusted operating income of the International Investments segment includes earnings of $17 million, $28 million and $114 million for the years ended December 31, 2009, 2008, and 2007, respectively, related to the Korean asset management operations. Additionally, adjusted operating income of Corporate and Other operations includes income of $21 million, $12 million and $6 million for the years ended December 31, 2009, 2008, and 2007, respectively, related to currency hedging activities of the Company’s Korean asset management operations which will also be excluded from adjusted operating income commencing with first quarter of 2010 reporting.

Corporate and Other. Corporate and Other includes corporate operations, after allocations to business segments, and real estate and relocation services, as well as divested businesses. Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to pre-demutualization policyholders whom the Company had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that have been placed in wind-down status but have not divested; and (8) the impact of transactions with other segments. The divested businesses consist primarily of the financial advisory business and commercial mortgage securitization operations.

In 2008, the Company classified its Financial Advisory segment, which consists primarily of the Company’s investment in Wachovia Securities, as a divested business reflecting its decision to exit this business. As a result of this decision, these operations previously reported as the Financial Advisory segment, have been classified within divested businesses and are reflected in the Company’s Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income. These operations had pre-tax income of $2.167 billion, pre-tax losses of $351 million and pre-tax income of $300 million for the years ended December 31, 2009, 2008 and 2007, respectively. On December 31, 2009, the Company completed the sale of its minority joint venture interest in Wachovia Securities. At the closing, the Company received $4.5 billion in cash as the purchase price of its joint venture interest and de-recognized the carrying value related to its investment in the joint venture. Results for 2009 include the associated pre-tax gain on the sale of $2.247 billion, and certain one-time costs related to the sale of the joint venture interest of $104 million, for pre-tax compensation costs and costs related to increased contributions to our charitable foundation. See Note 7 for more information on the Company’s investment in the Wachovia Securities joint venture.

Also during 2008, the Company classified its commercial mortgage securitization operations as a divested business, reflecting its decision to exit this business. As a result of this decision, these operations, which involved the origination and purchase of commercial mortgage loans that it in turn would aggregate and sell into commercial mortgage-backed securitization transactions, together with related hedging activities, previously reported within the Asset Management segment, have been classified within divested businesses and are reflected in the Company’s Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income. These operations had pre-tax losses of $12 million, $158 million, $63 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company retained and continues the remainder of its commercial mortgage origination, servicing and other commercial mortgage related activities, which remain a part of the Asset Management segment.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

Closed Block Business. The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization. It includes the Closed Block (as discussed in Note 12); assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 14) and certain related assets and liabilities.

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

22.    SEGMENT INFORMATION (continued)

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $10 million, and net gains of $22 million and $78 million as of the years ended December 31, 2009, 2008, and 2007, respectively). As of December 31, 2009 and 2008, the fair value of open contracts used for this purpose were net liabilities of $16 million and $85 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $167 million, $66 million and $75 million for the years ended December 31, 2009, 2008 and 2007, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $26 million and net losses of $14 million for the years ended December 31, 2009, and 2008, respectively, related to derivative contracts that were terminated or offset in prior periods. There were no gains or losses related to derivative contracts that were terminated or offset in prior periods for the year ended December 31, 2007. The table below reflects the total deferred gain (loss) related to derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	As of December 31, 2009
	Deferred Amount	Weighted Average Period
	(in millions)
Segment:
International Insurance	$750	31 years
Asset Management	31	10 years
Corporate and Other	(57)	7 years

Total deferred gain (loss)	$724

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net gains of $376 million, net losses of $456 million and net gains of $46 million for the years ended December 31, 2009, 2008, and 2007, respectively, related to these products and any associated derivative portfolio.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

income. Net realized investment losses of $274 million, gains of $66 million and losses of $22 million for the years ended December 31, 2009, 2008, and 2007, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” In addition, the secured financing received from the Federal Reserve under TALF that is reflected within “Long-term debt,” is carried at fair value under the fair value option under authoritative guidance around fair value. The changes in the fair value of this debt, which is recorded within “Asset management fees and other income,” is also excluded from adjusted operating income and are reflected as an adjustment to “Realized investment gains (losses), net.” This is consistent with the securities purchased with the proceeds from this financing, which are carried at fair value and included in “Other trading account assets, at fair value” as discussed above. The net impact of these adjustments was to exclude from adjusted operating income net gains of $55 million and net losses of $300 million, for the years ended December 31, 2009 and 2008, respectively. There was no adjustment for the year ended December 31, 2007.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these adjustments was to exclude from adjusted operating income net gains of $164 million, $220 million, and $112 million for the years ended December 31, 2009, 2008, and 2007, respectively.

As a result of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc. (“Lehman Brothers”) on September 15, 2008, the Company experienced losses related to the unsecured portion of its counterparty exposure on derivative transactions it had entered into with Lehman Brothers and its affiliates. These losses are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations and are excluded from adjusted operating income consistent with the adjusted operating income treatment of similar credit-related losses that are recorded within “Realized investment gains (losses), net.” For the year ended December 31, 2008, $75 million of these losses were recorded in “Asset management fees and other income” and are excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” Any subsequent recoveries of these losses will also be excluded from adjusted operating income. There were no adjustments for the years ended December 31, 2009 or 2007.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that are expected to ultimately accrue to the contractholders.

Divested businesses. The contribution to income/loss of divested businesses that have been or will be sold or exited, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP, are excluded from adjusted operating income as the results of divested businesses are not relevant to understanding the Company’s ongoing operating results. For the year ended December 31, 2009 divested businesses includes a $2.247 billion pre-tax gain from the sale of the Company’s interest in its retail securities brokerage joint venture with Wachovia, and $104 million of certain related one-time compensation and other costs. See Note 7 for more information on the Company’s investment in the Wachovia Securities joint venture.

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

Earnings attributable to noncontrolling interests are excluded from adjusted operating income. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors, and are reflected on a U.S. GAAP basis as a separate line on the Company’s Consolidated Statements of Operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$703	$(1,077)	$722
Retirement	510	531	482
Asset Management	55	232	701

Total U.S. Retirement Solutions and Investment Management Division	1,268	(314)	1,905

Individual Life	562	446	622
Group Insurance	331	340	286

Total U.S. Individual Life and Group Insurance Division	893	786	908

International Insurance	1,843	1,747	1,598
International Investments	43	(332)	256

Total International Insurance and Investments Division	1,886	1,415	1,854

Corporate Operations	(668)	(208)	(160)
Real Estate and Relocation Services	(60)	(189)	28

Total Corporate and Other	(728)	(397)	(132)
Adjusted Operating Income before income taxes for Financial Services Businesses	3,319	1,490	4,535

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,651)	(2,267)	(41)
Charges related to realized investment gains (losses), net	(88)	45	(52)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	1,601	(1,734)	—
Change in experience-rated contractholder liabilities due to asset value changes	(899)	1,163	13
Divested businesses	2,131	(506)	274
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2,364)	654	(336)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,049	(1,155)	4,393

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	(480)	16	290

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,569	$(1,139)	$4,683

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

The summary below presents certain financial information for the Company’s reportable segments:

	Year ended December 31, 2009
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders’	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$2,871	$979	$89	$702	$—	$13	$505
Retirement	4,676	3,309	1,380	1,907	—	29	25
Asset Management	1,257	90	—	—	—	26	18

Total U.S. Retirement Solutions and Investment Management Division	8,804	4,378	1,469	2,609	—	68	548

Individual Life	2,768	809	1,007	263	35	181	186
Group Insurance	5,285	623	4,016	229	—	—	22

Total U.S. Individual Life and Group Insurance Division	8,053	1,432	5,023	492	35	181	208

International Insurance	10,466	2,158	6,057	480	82	4	798
International Investments	422	18	—	—	—	—	—

Total International Insurance and Investments Division	10,888	2,176	6,057	480	82	4	798

Corporate Operations	(167)	264	43	(121)	—	702	(32)
Real Estate and Relocation Services	162	(19)	—	—	—	—	—

Total Corporate and Other	(5)	245	43	(121)	—	702	(32)

Total	27,740	8,231	12,592	3,460	117	955	1,522

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,651)	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	(200)	—	(9)	(16)	(41)	—	(49)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	1,601	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to assets value changes	—	—	—	899	—	—	—
Divested businesses	2,283	12	1	—	—	—	—
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2,330)	—	—	—	—	—	—

Total Financial Services Businesses	27,443	8,243	12,584	4,343	76	955	1,473

Closed Block Business	5,245	3,178	3,762	141	1,222	146	21

Total per Consolidated Financial Statements	$32,688	$11,421	$16,346	$4,484	$1,298	$1,101	$1,494

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2008
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders’	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,999	$800	$947	$512	$—	$58	$379
Retirement	4,844	3,564	1,321	2,144	—	89	24
Asset Management	1,686	85	—	—	—	78	20

Total U.S. Retirement Solutions and Investment Management Division	8,529	4,449	2,268	2,656	—	225	423

Individual Life	2,754	749	936	231	29	214	372
Group Insurance	4,960	647	3,733	232	—	1	15

Total U.S. Individual Life and Group Insurance Division	7,714	1,396	4,669	463	29	215	387

International Insurance	9,185	1,957	5,308	416	69	5	638
International Investments	262	49	—	—	—	4	—

Total International Insurance and Investments Division	9,447	2,006	5,308	416	69	9	638

Corporate Operations	110	574	195	(192)	—	687	(45)
Real Estate and Relocation Services	188	5	—	—	—	—	—

Total Corporate and Other	298	579	195	(192)	—	687	(45)

Total	25,988	8,430	12,440	3,343	98	1,136	1,403

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,267)	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	15	—	2	14	(2)	—	(46)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(1,734)	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to assets value changes	—	—	—	(1,163)	—	—	—
Divested businesses	(460)	30	2	—	—	(2)	—
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	618	—	—	—	—	—	—

Total Financial Services Businesses	22,160	8,460	12,444	2,194	96	1,134	1,357

Closed Block Business	7,059	3,421	4,087	141	2,122	190	67

Total per Consolidated Financial Statements	$29,219	$11,881	$16,531	$2,335	$2,218	$1,324	$1,424

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2007
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders’	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$2,503	$580	$211	$359	$—	$59	$285
Retirement	4,708	3,676	1,145	2,073	—	212	18
Asset Management	2,319	216	—	—	—	62	20

Total U.S. Retirement Solutions and Investment Management Division	9,530	4,472	1,356	2,432	—	333	323

Individual Life	2,602	656	881	218	23	165	164
Group Insurance	4,799	671	3,623	240	—	8	9

Total U.S. Individual Life and Group Insurance Division	7,401	1,327	4,504	458	23	173	173

International Insurance	8,258	1,608	4,831	330	76	13	486
International Investments	745	34	—	—	—	6	—

Total International Insurance and Investments Division	9,003	1,642	4,831	330	76	19	486

Corporate Operations	239	735	39	(126)	—	662	(47)
Real Estate and Relocation Services	291	24	—	—	—	—	—

Total Corporate and Other	530	759	39	(126)	—	662	(47)

Total	26,464	8,200	10,730	3,094	99	1,187	935

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(41)	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	9	—	1	2	73	—	(15)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	—	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to assets value changes	—	—	—	(13)	—	—	—
Divested businesses	364	26	(3)	—	—	1	—
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(400)	—	—	—	—	—	—

Total Financial Services Businesses	26,396	8,226	10,728	3,083	172	1,188	920

Closed Block Business	7,981	3,789	4,021	139	2,731	257	76

Total per Consolidated Financial Statements	$34,377	$12,015	$14,749	$3,222	$2,903	$1,445	$996

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

Revenues, calculated in accordance with U.S. GAAP, include revenues from domestic operations of $22,566 million, $18,826 million, and $24,875 million and revenues from foreign operations of $10,122 million, $10,393 million and $9,502 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the revenues from foreign operations are revenues from Japanese operations of $8,587 million, $7,814 million and $6,702 million and revenues from Korean operations of $1,247 million, $1,417 million and $1,720 million for the years ended December 31, 2009, 2008 and 2007, respectively

The Asset Management segment revenues include intersegment revenues of $347 million, $348 million and $363 million for the years ended December 31, 2009, 2008 and 2007, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

The summary below presents total assets for the Company’s reportable segments at December 31,

	Assets
	2009	2008	2007
	(in millions)
Individual Annuities	$84,076	$65,516	$76,685
Retirement	123,625	113,622	132,614
Asset Management	30,167	36,504	40,592

Total U.S. Retirement Solutions and Investment Management Division	237,868	215,642	249,891

Individual Life	36,917	31,781	36,124
Group Insurance	32,935	31,657	32,913

Total U.S. Individual Life and Group Insurance Division	69,852	63,438	69,037

International Insurance	87,589	76,362	65,387
International Investments	5,729	8,716	7,711

Total International Insurance and Investments Division	93,318	85,078	73,098

Corporate Operations	13,643	14,465	18,723
Real Estate and Relocation Services	590	1,003	1,281

Total Corporate and Other	14,233	15,468	20,004

Total Financial Services Businesses	415,271	379,626	412,030

Closed Block Business	64,932	65,385	73,783

Total	$480,203	$445,011	$485,813

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2009, 2008 and 2007 was $231 million, $191 million and $179 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The following table presents, at December 31, 2009, the Company’s contractual maturities on long-term debt, as more fully described in Note 14, and future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Long-term Debt	Operating Leases	Sub-lease Income
	(in millions)
2010	$—	$190	$(27)
2011	546	167	(19)
2012	1,397	142	(16)
2013	1,383	118	(14)
2014	1,706	72	(12)
2015 and thereafter	16,005	108	—

Total	$21,037	$797	$(88)

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense net of any expected sub-lease income, and to release this reserve over the remaining commitment period. Of the $797 million in total non-cancelable operating leases and $88 million in total sub-lease income, $91 million and $80 million, respectively, has been accrued at December 31, 2009.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. At December 31, 2009, the Company had outstanding commercial mortgage loan commitments with borrowers of $1,664 million. The loan commitments that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to governmental sponsored entities as discussed below, after the Company funds the loan. At December 31, 2009, $1,090 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

The Company also has other commitments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. These other commitments amounted to $8,776 million at December 31, 2009. Reflected in these other commitments are $8,715 million of commitments to purchase or fund investments, including $4,674 million that the Company anticipates will ultimately be funded from its separate accounts. Of these separate account commitments, $1,991 million have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

In the course of the Company’s business, it provides certain guarantees and indemnities to third parties pursuant to which it may be contingently required to make payments now or in the future.

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees was $2,131 million at December 31, 2009, of which all but $195 million is limited to the assets of the separate account and of which exposure primarily relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fifteen years. At December 31, 2009, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The Company has also provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee require that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require the Company and its co-owner to jointly and severally paydown the loan balance to the 60% level. The loan-to-value ratio, based on a December 2009 appraisal, is 52.6%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. The Company’s exposure under the guarantee was $190 million at December 31, 2009, which assumes the co-owner honors its joint guarantee.

In the normal course of business, the Company may facilitate securities lending transactions on behalf of mutual funds and separate accounts for which the Company is the investment advisor and/or the asset manager. In certain of these arrangements, the Company has provided an indemnification to the mutual funds or separate accounts to hold them harmless against losses caused by counterparty (i.e. borrower) defaults associated with the securities lending activity facilitated by the Company. Collateral is provided by the counterparty to the mutual fund or separate account at the inception of the loan equal to or greater than 102% of the fair value of the loaned securities and the collateral is maintained daily at 102% or greater of the fair value of the loaned securities. The Company is only at risk if the counterparty to the securities lending transaction defaults and the value of the collateral held is less than the value of the securities loaned to such counterparty. As of December 31, 2009, the Company has provided such indemnities for $10,586 million of securities loaned for which the fair value of the related collateral was $10,919 million. The Company believes the possibility of any payments under these indemnities is remote and has not accrued any liability as of December 31, 2009.

As discussed in Note 21, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $976 million as of December 31, 2009. These credit derivatives generally have maturities of five years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. At December 31, 2009, such contracts in force carried a total guaranteed value of $10,548 million. These guarantees are supported by collateral that is not reflected on the Company’s balance sheet. This collateral had a fair value of $10,717 million at December 31, 2009.

The Company arranges for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. At December 31, 2009, such enhancement arrangements total $219 million, with remaining contractual maturities of up to fifteen years. The Company’s obligations to reimburse required credit enhancement payments are secured by mortgages on the related real estate, which properties are valued at $272 million at December 31, 2009. The Company receives certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider. At December 31, 2009, the Company has accrued no liability related to these arrangements.

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and is obligated to make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,394 million of mortgages subject to these loss-sharing arrangements as of December 31, 2009, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2009, these mortgages had an average debt service coverage ratio of 1.72 times and an average loan-to-value ratio of 73%. The maximum exposure to loss as of December 31, 2009, assuming no recovery on any of the underlying collateral, is $1,083 million, with first-loss exposure of $348 million. Over the three years ended December 31, 2009, the Company’s total share of losses related to indemnifications that were settled was $5 million. As of December 31, 2009, the Company has established a liability of $27 million related to these indemnifications.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. At December 31, 2009, maximum potential future consideration pursuant to such arrangements, to be resolved over the following four years, is $130 million. Any such payments would result in increases in intangible assets, such as goodwill.

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2009, the Company has accrued liabilities of $9 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Individual Life and Group Insurance

In April 2009, a purported nationwide class action, Schultz v. The Prudential Insurance Company of America, was filed in the United States District Court for the Northern District of Illinois. In January 2010, the court dismissed the complaint without prejudice. In February 2010, plaintiff sought leave to amend the complaint to add another plaintiff and to name the ERISA welfare plans in which they were participants individually and as representatives of a purported defendant class of ERISA welfare plans for which Prudential offset benefits. The proposed amended complaint alleges that Prudential Insurance and the welfare plans violated ERISA by offsetting family Social Security benefits against Prudential contract benefits and seeks a declaratory judgment that the offsets are unlawful as they are not “loss of time” benefits and recovery of the amounts by which the challenged offsets reduced the disability payments.

In November 2008, a purported nationwide class action, Garcia v. Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey. The complaint, which is brought on behalf of beneficiaries of Prudential policies whose death benefits were placed in retained asset accounts, alleges that by investing the death benefits in these accounts, Prudential wrongfully delayed payment and improperly retained undisclosed profits. It alleges claims of breach of the contract of insurance, breach of contract with regard to the retained asset accounts, breach of fiduciary duty and unjust enrichment, and seeks an accounting, disgorgement, injunctive relief, attorneys’ fees, and prejudgment and post-judgment interest. In March 2009, Prudential filed a motion to dismiss the complaint. In December 2009, the case was dismissed. The time to appeal has expired.

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In June 2007, Prudential Financial and Prudential Insurance moved to dismiss the complaint. In November 2007, the court granted the motion, in part, and dismissed the commercial bribery and conspiracy to commit malpractice claims, and denied the motion with respect to other claims. In January 2008, plaintiffs filed a demand pursuant to New Jersey law stating that they were seeking damages in the amount of $6.5 billion. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. In April 2008, Prudential Insurance reached a settlement of proceedings relating to payments to insurance intermediaries and certain other practices with the District Attorneys of San Diego, Los Angeles and Alameda counties. Pursuant to this settlement, Prudential Insurance paid $350,000 in penalties and costs. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In August and September 2007, the court dismissed the antitrust and RICO claims. In January and February 2008, the court dismissed the ERISA claims with prejudice and the state law claims without prejudice. Plaintiffs have appealed the dismissal of the antitrust and RICO claims to the United States Court of Appeals for the Third Circuit.

Retirement Solutions and Investment Management

The Company’s subsidiary, Prudential Annuities Life Assurance Corporation, formerly named American Skandia Life Assurance Corporation, has substantially completed a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. The remediation and administrative costs of the remediation program were subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia Insurance Company Ltd (publ) (“Skandia”). In December 2009, the Company resolved its indemnification claims with Skandia.

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to subprime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street will pay approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that will be distributed to injured investors. Consequently, State Street will pay PRIAC, for deposit into its separate accounts, approximately $52.5 million within 14 days of the entry of a final judgment by the United States District Court for the District of Massachusetts. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA.

In June 2009, special bankruptcy counsel for Lehman Brothers Holdings Inc. (“LBHI”), Lehman Brothers Special Financing (“LBSF”) and certain of their affiliates made a demand of Prudential Global Funding LLC (“PGF”), a subsidiary of the Company, for the return of a portion of the $550 million in collateral delivered by LBSF to PGF pursuant to swap agreements and a cross margining and netting agreement between PGF, LBSF and Lehman Brothers Finance S.A. a/k/a Lehman Brothers Finance AG (“Lehman Switzerland”), a Swiss affiliate that is subject to insolvency proceedings in the United States and Switzerland. LBSF claims that PGF wrongfully applied the collateral to Lehman Switzerland’s obligations in violation of the automatic stay in LBSF’s bankruptcy case, which is jointly administered under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York (the “Lehman Chapter 11 Cases”). In August 2009, PGF filed a declaratory judgment action in the same court against LBSF, Lehman Switzerland and LBHI (as guarantor of LBSF and Lehman Switzerland under the swap agreements) seeking an order that (a) PGF had an effective lien on the collateral that secured the obligations of both LBSF ($197 million) and Lehman Switzerland ($488 million) and properly foreclosed on the collateral leaving PGF with an unsecured $135 million claim against LBSF (and LBHI as guarantor) or, in the alternative, (b) PGF was entitled, under the Bankruptcy Code, to set off amounts owed by Lehman Switzerland against the collateral and the automatic stay was inapplicable. The declaratory judgment action is captioned Prudential Global Funding LLC v. Lehman Brothers Holdings Inc., et al. In addition, PGF filed timely claims against LBSF and LBHI in the Lehman Chapter 11 Cases for any amounts due under the swap agreements, depending on the results of the declaratory judgment action. In October 2009, LBSF and LBHI answered in the declaratory judgment action and asserted counterclaims that PGF breached the swap agreement, seeking a declaratory judgment that PGF had a perfected lien on only $178 million of the collateral that could be applied only to amounts owed by LBSF and no right of set off against Lehman Switzerland’s obligations, as well as the return of collateral in the amount of $372 million plus interest and the disallowance of PGF’s claims against LBSF and LBHI. LBSF and LBHI also asserted cross-claims against Lehman Switzerland seeking return of the collateral. In December 2009, PGF filed a motion for judgment on the pleadings to resolve the matter in its favor. In February 2010, LBSF and LBHI cross-moved for judgment on the pleadings.

Securities

Prudential Securities was a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

business, captioned In re: Initial Public Offering Securities Litigation, alleging, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. In September 2009, the court entered a final order approving settlement of In re: Initial Public Offering Securities Litigation. In October 2009, an objector filed a notice of appeal challenging the certification of the settlement class. The appeal is pending before the United States Court of Appeals for the Second Circuit.

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a resolution of the previously disclosed regulatory and criminal investigations into deceptive market related activities involving PEG’s former Prudential Securities operations. The settlements relate to conduct that generally occurred between 1999 and 2003 involving certain former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities. In connection with the resolution of the investigations, PEG entered into separate settlements with each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division, SEC, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the NYAG. These settlements resolve the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million was paid in fines and penalties. Pursuant to the settlements, PEG retained, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. The plan has been accepted and distribution of the Fair Fund accounts will begin shortly. In addition, as part of the settlements, PEG agreed, among other things, to continue to cooperate with the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. In connection with the settlements, the Company agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures. The settlement documents include findings and admissions that may adversely affect existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s businesses.

In addition to the regulatory proceedings described above that were settled in 2006, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

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

Commencing in 2003, the Company received formal requests for information from the SEC and NYAG relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. The Company acquired ASISI from Skandia in May 2003. Subsequent to the acquisition, the Company implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to the Staff of the SEC to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI hired an independent third party, which has conducted a compliance review and issued a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which the Company acquired ASISI from Skandia, the Company was indemnified for the settlements.

Corporate

In April 2009, the Company’s Board of Directors (the “Board”) received a letter demanding that the Board take action to recover allegedly improperly paid compensation to certain current and former employees and executive officers of the Company since at least 2005. The demand is made by a Prudential Financial stockholder, Service Employees International Union Pension Plans Master Trust (“SEIU”), and is one of many that SEIU has sent to large corporations. SEIU claims that the Company must bring an action, under theories of unjust enrichment and corporate waste, to recoup incentive compensation that was based on allegedly flawed economic metrics. SEIU also seeks rescission of exercised stock options because the options were based on mistaken facts concerning the fair value of the Company’s stock. The letter states that between 2005 and 2008 the Company paid cash and equity compensation of approximately $165 million to its senior executives and authorized senior executives to exercise stock options worth approximately $66 million. The letter also demands that the Board enjoin any further approved, but unpaid, compensation payments, overhaul the Company’s compensation structure, and allow stockholders an advisory vote on the Compensation Committee’s report in the Company’s annual proxy statement. SEUI reserves the right to bring a derivative action should the Board decline

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

to act. In May 2009, the Board formed a Special Evaluation Committee, comprised of independent directors, and authorized the Committee to hire outside advisors and experts to assist in its evaluation of the demand letter. The Committee has engaged counsel that is reviewing the matter.

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with subprime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and rescission damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer. In June 2009, Pinchuk was voluntarily dismissed and the Haddock and Bauer matters were consolidated. In July 2009, an amended consolidated complaint was filed that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage backed securities, but does not include prior claims regarding goodwill impairments. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors. In September 2009, defendants filed motions to dismiss the complaint. The motions are pending.

Other

In October 2006, a class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential Insurance failed to pay overtime to insurance agents who were registered representatives in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of California and federal law and seeks compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. In January 2009, an amended complaint was filed in the consolidated matter which adds wage claims based on the laws of thirteen additional states. In March 2009, a second amended complaint was filed which dropped the breach of contract claims. The Company moved to dismiss certain of the state claims in the consolidated complaint. In December 2009, certain of the state claims were dismissed. In February 2010, Prudential moved to decertify the federal wage and hour class conditionally certified in March 2008, and moved for summary judgement as to the federal wage and hour claims of the named plaintiffs.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

24.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2009
Total revenues	$8,557	$6,908	$8,575	$8,648
Total benefits and expenses	8,545	6,916	7,723	7,935
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	12	(8)	852	713
Income from continuing operations	2	159	1,036	1,874
Net income	3	180	1,032	1,875
Less: Income (loss) attributable to noncontrolling interests	(11)	17	(50)	10
Net income attributable to Prudential Financial, Inc.	14	163	1,082	1,865
Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.01	1.21	2.37	3.84
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.01	1.20	2.36	3.78
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.01	1.25	2.36	3.85
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.01	1.25	2.35	3.79
Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	4.00	(193.00)	(10.00)	34.00
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	4.00	(193.00)	(10.00)	34.00

2008
Total revenues	$7,555	$7,699	$7,025	$6,940
Total benefits and expenses	7,493	7,071	7,221	8,573
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	62	628	(196)	(1,633)
Income (loss) from continuing operations	82	592	(176)	(1,597)
Net income (loss)	84	589	(171)	(1,583)
Less: Income (loss) attributable to noncontrolling interests	24	8	5	(1)
Net income (loss) attributable to Prudential Financial, Inc.	60	581	(176)	(1,582)
Basic income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.18	1.34	(0.27)	(3.92)
Diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.17	1.33	(0.27)	(3.92)
Basic net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.18	1.33	(0.25)	(3.89)
Diluted net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.18	1.32	(0.25)	(3.89)
Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	(10.00)	0.50	(34.00)	27.50
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	(10.00)	0.50	(34.00)	27.50

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

24.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

On December 31, 2009, the Company completed the sale of its minority joint venture interest in Wachovia Securities. In the fourth quarter of 2009, “Equity in earnings of operating joint ventures, net of taxes” includes a pre-tax gain on the sale of $2.247 billion. In addition, “General and administrative expenses” includes certain one-time costs related to the sale of the joint venture interest of $104 million for pre-tax compensation costs and costs related to increased contributions to the Company’s charitable foundation. The total of these items is an after-tax gain of $1.389 billion, or $2.95 per share of Common Stock. See Note 7 for additional information.

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

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2009 and 2008 (in millions)

	2009			2008
	Financial Services Business	Closed Block Business	Consolidated	Financial Services Business	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$132,694	$42,531	$175,225	$119,153	$38,903	$158,056
Fixed maturities, held to maturity, at amortized cost	5,120	—	5,120	3,808	—	3,808
Trading account assets supporting insurance liabilities, at fair value	16,020	—	16,020	13,875	—	13,875
Other trading account assets, at fair value	2,866	167	3,033	4,216	120	4,336
Equity securities, available for sale, at fair value	3,810	3,085	6,895	3,665	2,400	6,065
Commercial mortgage and other loans	23,021	8,363	31,384	24,366	8,748	33,114
Policy loans	4,728	5,418	10,146	4,280	5,423	9,703
Securities purchased under agreements to resell	6	—	6	480	—	480
Other long-term investments	4,359	1,545	5,904	5,383	1,629	7,012
Short-term investments	5,481	1,338	6,819	4,092	1,484	5,576

Total investments	198,105	62,447	260,552	183,318	58,707	242,025
Cash and cash equivalents	12,451	713	13,164	13,054	1,974	15,028
Accrued investment income	1,668	654	2,322	1,603	663	2,266
Deferred policy acquisition costs	13,751	827	14,578	13,127	1,999	15,126
Deferred income taxes, net	—	—	—	(533)	1,639	1,106
Other assets	15,222	291	15,513	21,962	403	22,365
Separate account assets	174,074	—	174,074	147,095	—	147,095

TOTAL ASSETS	$415,271	$64,932	$480,203	$379,626	$65,385	$445,011

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$73,931	$51,776	$125,707	$70,221	$51,730	$121,951
Policyholders’ account balances	96,078	5,588	101,666	93,991	5,622	99,613
Policyholders’ dividends	328	926	1,254	634	1,036	1,670
Securities sold under agreements to repurchase	2,985	3,048	6,033	4,288	3,612	7,900
Cash collateral for loaned securities	2,323	840	3,163	2,684	1,484	4,168
Income taxes	4,665	(651)	4,014	364	95	459
Short-term debt	3,122	—	3,122	10,092	443	10,535
Long-term debt	19,287	1,750	21,037	18,540	1,750	20,290
Other liabilities	13,790	614	14,404	17,074	470	17,544
Separate account liabilities	174,074	—	174,074	147,095	—	147,095

Total liabilities	390,583	63,891	454,474	364,983	66,242	431,225

COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY
Accumulated other comprehensive income (loss)	(574)	131	(443)	(5,237)	(2,106)	(7,343)
Other attributed equity	24,728	910	25,638	19,529	1,249	20,778

Total attributed equity	24,154	1,041	25,195	14,292	(857)	13,435

Noncontrolling interests	534	—	534	351	—	351

Total equity	24,688	1,041	25,729	14,643	(857)	13,786

TOTAL LIABILITIES AND EQUITY	$415,271	$64,932	$480,203	$379,626	$65,385	$445,011

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2009 and 2008 (in millions)

	2009			2008
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$13,295	$3,250	$16,545	$11,860	$3,608	$15,468
Policy charges and fee income	2,833	—	2,833	3,138	—	3,138
Net investment income	8,243	3,178	11,421	8,460	3,421	11,881
Asset management fees and other income	4,683	102	4,785	1,116	15	1,131
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(2,256)	(1,465)	(3,721)	(1,679)	(718)	(2,397)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	1,082	945	2,027	—	—	—
Other realized investment gains (losses), net	(437)	(765)	(1,202)	(735)	733	(2)

Total realized investment gains (losses), net	(1,611)	(1,285)	(2,896)	(2,414)	15	(2,399)

Total revenues	27,443	5,245	32,688	22,160	7,059	29,219

BENEFITS AND EXPENSES
Policyholders’ benefits	12,584	3,762	16,346	12,444	4,087	16,531
Interest credited to policyholders’ account balances	4,343	141	4,484	2,194	141	2,335
Dividends to policyholders	76	1,222	1,298	96	2,122	2,218
General and administrative expenses	8,391	600	8,991	8,581	693	9,274

Total benefits and expenses	25,394	5,725	31,119	23,315	7,043	30,358

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,049	(480)	1,569	(1,155)	16	(1,139)

Income tax expense (benefit)	214	(193)	21	(480)	(7)	(487)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,835	(287)	1,548	(675)	23	(652)
Equity in earnings of operating joint ventures, net of taxes	1,523	—	1,523	(447)	—	(447)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,358	(287)	3,071	(1,122)	23	(1,099)
Income from discontinued operations, net of taxes	19	—	19	18	—	18

NET INCOME (LOSS)	3,377	(287)	3,090	(1,104)	23	(1,081)
Less: Income (loss) attributable to noncontrolling interests	(34)	—	(34)	36	—	36

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$3,411	$(287)	$3,124	$(1,140)	$23	$(1,117)

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 12 to the Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed below and in Note 14 to the Consolidated Financial Statements) and related unamortized debt issuance costs, as well as an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance and Investments divisions and Corporate and Other operations.

2.    ALLOCATION OF RESULTS

This supplemental combining financial information reflects the assets, liabilities, revenues and expenses directly attributable to the Financial Services Businesses and the Closed Block Business, as well as allocations deemed reasonable by management in order to fairly present the financial position and results of operations of the Financial Services Businesses and the Closed Block Business on a stand-alone basis. While management considers the allocations utilized to be reasonable, management has the discretion to make operational and financial decisions that may affect the allocation methods and resulting assets, liabilities, revenues and expenses of each business. In addition, management has limited discretion over accounting policies and the appropriate allocation of earnings between the two businesses. The Company is subject to agreements which provide that, in most instances, the Company may not change the allocation methodology or accounting policies for the allocation of earnings between the Financial Services Businesses and Closed Block Business without the prior consent of the Class B Stock holders or IHC debt bond insurer.

The Financial Services Businesses and Closed Block Business participate in separate internal short-term cash management facilities. The net funds invested in these facilities are generally held in investments that are short term, including mortgage- and asset-backed securities. Historically, a proportionate interest in each security held in a commingled portfolio was allocated to the Financial Services Businesses and the Closed Block Business as of the balance sheet date, based upon their proportional cash contributions to a single facility. Participation in the commingled facility was dependent on cash flows arising from the various investing and operating activities, which in turn, under the historical allocation methodology, could change the allocation of the facility’s assets between the two Businesses. A proportionate share of any realized investment gain or loss was recorded by each Business based upon their respective ownership percentages in the commingled facility as of the date of the realized gain or loss. Effective April 1, 2008, management implemented changes so that each Business holds discrete ownership of its investments in separate facilities without affecting or being affected by the level of participation of the other Business. With these changes, any realized investment gain or loss are recorded by the respective Business based upon their discrete ownership of investments in their facility. Pending the implementation of these changes, the commingled facility was managed so that the proportionate interests of the Financial Services Businesses and Closed Block Business in the entire facility were maintained at approximately the same proportions held as of June 30, 2007.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2009 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 11, 2010, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2009, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	19,721,056	$53.18	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock and Restricted Stock Units	5,241,173	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Performance Shares(2)	571,752	N/A	(1)

Total equity compensation plans approved by security holders—Omnibus Plan	25,533,981	N/A	30,585,802
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	348,887
Equity compensation plans approved by security holders—PSPP(4)	N/A	N/A	23,013,815

Total equity compensation plans approved by security holders	25,533,981	N/A	53,948,504
Equity compensation plans not approved by security holders—MasterShare(5)	200	N/A	—

Grand Total	25,534,181	N/A	53,948,504

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Omnibus Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.
(2)	These performance shares are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 150% of the target for awards granted in 2007 and 2008, based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals. There were no performance shares granted in 2009.
(3)	A maximum of 500,000 shares may be issued under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors, all of which have been registered on Form S-8. Participants in the Plan may receive shares of Common Stock as distributions under the plan upon their termination of service on the Board. In 2009, 2008 and 2007, 48,210, 14,727 and 13,382 shares of Common Stock, respectively, were distributed to former participants of the Plan upon their retirement from the Board, leaving a balance of 348,887 shares of Common Stock available for future distribution. The Company will register additional shares on Form S-8 in the future, if necessary.
(4)	At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan (PSPP). The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued, all of which have been registered on Form S-8. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Share purchases under the plan began in 2007. In 2009 there were 2,103,950 shares of Common Stock purchased under the plan, leaving 23,013,815 shares of Common Stock available for future distribution. Shares purchased in 2009 do not include 274,232 shares related to the October 1 to December 31, 2009 offering period, which were purchased in January 2010.
(5)

The equity compensation plan referred to is the 2002 Prudential Financial Stock Purchase Program for Eligible Employees of Prudential Securities Incorporated Participating in Various Prudential Securities Incorporated Programs, adopted by the Prudential Securities Board of Directors in April 2002 (the “2002 MasterShare Conversion Program”), and for which 12,775,000 shares of restricted Common Stock were registered on Form S-8 by the Company in May 2002. The 2002 MasterShare Conversion Program provided participants in various compensation programs sponsored by Prudential Securities the opportunity to exchange restricted property held under such programs for shares of Prudential Financial restricted Common Stock. Upon the consummation of the Prudential Securities/Wachovia transaction, the

2002 MasterShare Conversion Program was suspended, and the majority of the unissued shares were deregistered under a Post-Effective Amendment to Form S-8 effective March 28, 2003. In 2003, Prudential Financial also registered additional shares of Common Stock for a new program to be effective in 2003. However, as a result of the transaction, no share exchanges were permitted, and the entire amount of shares registered under the 2003 program (6,000,000 shares) was also deregistered through a Post-Effective Amendment to Form S-8 on March 28, 2003. As a result of the sale of our minority joint venture interest in Wachovia Securities, which includes Wells Fargo Advisors, to Wells Fargo on December 31, 2009, there was an acceleration of the vesting of the remaining shares in the Mastershare Plan.

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

10.11	The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of June 1, 2009).*

10.12

First Amendment to The Prudential Insurance Company of America Deferred Compensation Plan, dated October 12, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.13	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.14

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.15

Form of Waiver by certain executive officers of certain benefit entitlements under the Prudential Financial, Inc. Executive Change of Control Severance Program with respect to portions of their annual incentive award compensation granted to them in 2010 in respect of 2009.*

10.16	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.17

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.18

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K*

10.19

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.20

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.21

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.22

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.23

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.24

Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.25

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.26

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.27

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.28

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.29

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.30

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.31

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K. *

10.32

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.33

Form of Terms and Conditions relating to special awards in 2010 of restricted stock units to the chairman, principal executive officer, principal financial officer and other executive officers in connection with the Registrant’s minority joint venture interest in Wachovia Securities Financial Holdings, LLC. Incorporated by reference to Exhibit 10.4 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.34	Annual Incentive Payment Criteria for Executive Officers (2009 and prior years). Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.35	Annual Incentive Payment Criteria for Executive Officers (2010 and subsequent years). Incorporated by reference to Exhibit 10.1 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.36

Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on December 9, 2008). Incorporated by reference to Exhibit 10.34 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.37

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.38

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.39

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.40

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.41

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.42

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.43

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.44

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.45

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.46

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.47

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.48

The Prudential Severance Plan for Senior Executives (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.49

The Prudential Severance Plan for Executives (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.50

The Prudential Severance Plan (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.4 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q. *

10.51

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.52

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.53

Stock Purchase and Asset Transfer Agreement by and among CIGNA Corporation, Connecticut General Life Insurance Company, Connecticut General Corporation, CIGNA Holdings, Inc. and Prudential Financial, Inc., dated as of November 17, 2003. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2003 Annual Report on Form 10-K. The Registrant will furnish a supplemental copy of any omitted schedule to the Commission upon request.

10.54

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

10.56

Amendment No. 3 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.52, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS–XBRL	Instance Document.

101.SCH–XBRL	Taxonomy Extension Schema Document.

101.CAL–XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB–XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE–XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF–XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 21st Floor

Newark, New Jersey 07102

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2009 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available for sale:
Bonds:
United States Government and government agencies and authorities	$8,254	$8,268	$8,268
States, municipalities and political subdivisions	1,389	1,375	1,375
Foreign governments	39,795	41,209	41,209
Asset-backed securities	12,587	10,238	10,238
Residential mortgage-backed securities	11,275	11,571	11,571
Commercial mortgage-backed securities	11,036	11,018	11,018
Public utilities	17,336	17,989	17,989
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	72,566	73,541	73,541
Redeemable preferred stock	13	16	16

Total fixed maturities, available for sale	$174,251	$175,225	$175,225

Fixed maturities, held to maturity:
Bonds:
Foreign governments	$1,058	$1,082	$1,058
Asset-backed securities	1,112	1,125	1,112
Residential mortgage-backed securities	1,614	1,675	1,614
Commercial mortgage-backed securities	460	564	460
All other corporate bonds	876	751	876

Total fixed maturities, held to maturity	$5,120	$5,197	$5,120

Equity securities:
Common Stocks:
Public utilities	$185	$197	$197
Banks, trust and insurance companies	360	383	383
Industrial, miscellaneous and other	4,534	5,284	5,284
Nonredeemable preferred stocks	36	71	71
Perpetual preferred stocks	991	960	960

Total equity securities, available for sale	$6,106	$6,895	$6,895

Trading account assets supporting insurance liabilities(2)(3)	$16,020		$16,020
Other trading account assets(2)	3,033		3,033
Commercial mortgage and other loans(4)	31,384		31,384
Policy loans	10,146		10,146
Securities purchased under agreements to resell	6		6
Short-term investments	6,819		6,819
Other long-term investments	5,904		5,904

Total investments	$258,789		$260,552

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	See Note 4 to Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities.”
(4)	At carrying value, net of allowance for losses. Includes commercial mortgage and other collateralized loans of $30,056 million and uncollateralized loans of $1,328 million.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Positions as of December 31, 2009 and 2008

(in millions)

	2009	2008
ASSETS
Investment contracts from subsidiaries	$1,770	$3,393
Fixed maturities, available for sale, at fair value (amortized cost: 2009—$198)	197	—
Other investments	661	708

Total investments	2,628	4,101
Cash and cash equivalents	3,170	3,727
Due from subsidiaries	383	194
Loans receivable from subsidiaries	4,965	4,380
Investment in subsidiaries	32,641	19,891
Other assets	354	470

TOTAL ASSETS	$44,141	$32,763

LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$1,078	$730
Loans payable to subsidiaries	1,180	1,289
Short-term debt	203	4,454
Long-term debt	14,465	12,186
Income taxes payable	1,127	—
Other liabilities	359	318

Total liabilities	18,412	18,977

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized 641,762,089 and 604,902,444 shares issued at December 31, 2009 and 2008, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2009 and 2008, respectively)	—	—
Additional paid-in capital	23,235	22,001
Common Stock held in treasury, at cost (179,650,931 and 183,582,565 shares at December 31, 2009 and 2008, respectively)	(11,390)	(11,655)
Accumulated other comprehensive loss	(443)	(7,343)
Retained earnings	13,787	10,426

Total Prudential Financial, Inc. equity	25,195	13,435

Noncontrolling interests	534	351

Total equity	25,729	13,786

TOTAL LIABILITIES AND EQUITY	$44,141	$32,763

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

(in millions)

	2009	2008	2007
REVENUES
Net investment income	$132	$281	$207
Realized investment gains (losses), net	210	(144)	(16)
Affiliated interest revenue	162	322	364
Other income	53	(30)	7

Total revenues	557	429	562

EXPENSES
General and administrative expenses	29	33	25
Interest expense	839	908	804

Total expenses	868	941	829

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(311)	(512)	(267)

Income taxes:
Current	(172)	(72)	(140)
Deferred	118	(145)	(2)

Total income tax benefit	(54)	(217)	(142)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(257)	(295)	(125)

Equity in earnings of subsidiaries	3,345	(786)	3,854

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,088	(1,081)	3,729

Income from discontinued operations, net of taxes	2	—	—

NET INCOME (LOSS)	3,090	(1,081)	3,729

Less: Income (loss) attributable to noncontrolling interests	(34)	36	67

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$3,124	$(1,117)	$3,662

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

(in millions)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,090	$(1,081)	$3,729
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in earnings of subsidiaries	(3,345)	786	(3,854)
Realized investment losses, net	(210)	144	16
Dividends received from subsidiaries	388	2,752	2,741
Change in:
Due to/from subsidiaries, net	397	423	(242)
Other, net	860	176	(364)

Cash flows from operating activities	1,180	3,200	2,026

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Long-term investments	1,359	420	111
Short-term investments	3,049	1,931	132
Payments for the purchase of:
Fixed maturities, available for sale	(198)	—	—
Long-term investments	—	(1,034)	(1,048)
Short-term investments	(3,002)	(2,291)	(330)
Capital contributions to subsidiaries	(1,567)	(2,761)	(510)
Returns of capital contributions from subsidiaries	917	523	471
Loans to subsidiaries, net of maturities	(1,500)	2,267	594
Other, investing	168	(123)	—

Cash flows used in investing activities	(774)	(1,068)	(580)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments to or in respect of eligible policyholders	(2)	(29)	(59)
Cash dividends paid on Common Stock	(328)	(298)	(514)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	—	(2,161)	(3,000)
Common Stock reissued for exercise of stock options	64	105	221
Proceeds from the issuance of Common Stock	1,391	—	—
Proceeds from the issuance of debt (maturities longer than 90 days)	2,640	4,070	7,255
Repayments of debt (maturities longer than 90 days)	(3,446)	(4,413)	(2,927)
Repayments of loans from subsidiaries	—	(215)	(94)
Proceeds from loans payable to subsidiaries	—	30	358
Net change in financing arrangements (maturities of 90 days or less)	(1,190)	221	777
Excess tax benefits from share-based payment arrangements	—	2	17
Other, financing	(73)	(55)	(59)

Cash flows from (used in) financing activities	(963)	(2,762)	1,956

Effect of foreign exchange rate change on cash balances	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(557)	(630)	3,402
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,727	4,357	955

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,170	$3,727	$4,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period of interest	$893	$919	$768
Cash paid (refunds received) during the period for taxes	$(977)	$451	$142

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital transactions	$—	$2,371	$—
Capital contribution to subsidiary in the form of repayment of loans from subsidiary	$(907)	$(139)	$—
Capital transactions with subsidiary in the form of a tax liability	$(313)	$9	$—
Treasury Stock shares issued for stock-based compensation programs and for 2007 only convertible debt redemption of $135	$100	$95	$236

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Notes to Condensed Financial Information of Registrant

1.    ORGANIZATION AND PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) was incorporated on December 28, 1999 as a wholly-owned subsidiary of The Prudential Insurance Company of America. On December 18, 2001, The Prudential Insurance Company of America converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly-owned subsidiary of Prudential Financial.

The condensed financial statements of Prudential Financial reflect its wholly-owned subsidiaries using the equity method of accounting.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.    OTHER INVESTMENTS

Prudential Financial’s other investments of $661 million and $708 million as of December 31, 2009, and 2008, respectively primarily consisted of government agency securities and money market funds.

3.    DEBT AND UNDISTRIBUTED DEMUTUALIZATION CONSIDERATION

Debt

A summary of Prudential Financial’s short and long-term debt is as follows:

	Maturity Dates	Rate	December 31, 2009	December 31, 2008
			(in millions)
Short-term debt:
Commercial Paper			$146	$1,243
Floating rate convertible senior notes(1)			2	2,131
Current portion of long-term debt(2)			55	1,080

Total short-term debt			$203	$4,454

Long-term debt:
Fixed rate notes	2011-2037	3.63%-7.38%	$12,557	$10,242
Floating rate notes	2010-2020	(3)	390	426
Junior subordinated notes	2068	8.88%-9.00%	1,518	1,518

Total long-term debt			$14,465	$12,186

(1)	For information on the terms of these notes see Note 14 to the Consolidated Financial Statements.
(2)	Included in current portion of long term debt is $816 million of Japanese Yen denominated notes in 2008.
(3)	The interest rates on these floating rate notes are based on either LIBOR or the U.S. Consumer Price Index. The interest rates ranged from 0% to 7.69% in 2009 and 2.71% to 8.68 % in 2008.

Lines of Credit and Other Credit Facilities

As of December 31, 2009 and 2008, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4,340 million and $4,500 million, respectively. The Company’s ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the absence of defaults (as defined in the facility agreements) and the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5,500 million based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12,500 million, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. The Company’s ability to borrow under these facilities is not contingent on its credit ratings or subject to material adverse change clauses. As of December 31, 2009 and 2008, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, exceeded the minimum amounts required to borrow under these facilities.

Short-term Debt

Commercial Paper

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services, P-2 by Moody’s Investor Service, Inc. and F2 by Fitch Ratings Ltd. (“Fitch”) at December 31, 2009. Prudential Financial commercial paper borrowings are generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. The weighted average interest rate on outstanding commercial paper was approximately 0.44% and 2.67% at December 31, 2009 and 2008, respectively.

Prudential Financial’s commercial paper program was granted approval during the fourth quarter of 2008 to participate in the Commercial Paper Funding Facility (“CPFF”) sponsored by the Federal Reserve Bank of New York. Commercial paper programs were required to maintain ratings of at least A-1/P-1/F1 by at least two rating agencies in order to be eligible for the CPFF. Prudential Financial became ineligible to participate in the CPFF due to a commercial paper credit rating downgrade in February 2009. Access to the CPFF for all issuers was terminated by the Federal Reserve on February 1, 2010. As of December 31, 2009 and 2008, Prudential Financial had commercial paper outstanding under the CPFF of $0 million and $898 million, respectively.

Convertible Senior Notes

On December 12, 2007, Prudential Financial issued in a private placement $3.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $132.39 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is 3-month LIBOR minus 1.63%, reset quarterly, and ranged from 0.00% to 0.37% in 2009 and 0.37% to 3.52% in 2008. These notes became redeemable by Prudential Financial, at par plus accrued interest, on or after June 16, 2009. Holders of the notes may require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. On the first such date, June 15, 2009, $1,819 million of the notes were repurchased by Prudential Financial and on the next such date, December 15, 2009, $31 million of the notes were repurchased. The next date on which holders of these notes may require Prudential Financial to repurchase these notes is December 15, 2010. During 2009 and 2008, the Company repurchased, in individually negotiated transactions, $297 million and $853 million of these notes, respectively, which were offered to the Company by certain holders. These notes were repurchased at a discount resulting in a pre-tax gain of $7 million and $32 million for the years ended December 31, 2009 and 2008, respectively, which is recorded within “Asset management fees and other income.” At December 31, 2009, $0.2 million of these notes remain outstanding.

On December 7, 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash up to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these notes is 3-month LIBOR minus 2.40%, reset quarterly, and was 0.00% in 2009 and ranged from 0% to 2.73% in 2008. These notes became redeemable by Prudential Financial, at par plus accrued interest, since December 13, 2007. Holders of the notes may require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. On December 14, 2009 and December 12, 2008, $2 million and $1,879 million of senior notes, respectively, were repurchased by Prudential Financial at the request of the holders. At December 31, 2009, $2 million of these notes remain outstanding. The next date on which holders of the notes may require Prudential Financial to repurchase the notes is December 12, 2010.

Long-term Debt

Junior Subordinated Notes

In June and July 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors and $920 million of 9.0% fixed-rate junior subordinated notes to retail investors. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid capital securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant, or RCC, as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes, subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of the Company’s 6.625% Senior Notes due 2037. Under the RCC, Prudential Financial agrees that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid capital securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default.

2010 Medium-Term Notes

On January 14, 2010, Prudential Financial issued $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015 under its Medium-term Notes, Series D program.

Other

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was decreased by $5 million and $1 million for the years ended December 31, 2009 and 2008, respectively.

Schedule of Long-term Debt Maturities

The following table presents, as of December 31, 2009, Prudential Financial’s contractual maturities for long-term debt:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt	$14,465	$—	$1,448	$4,454	$8,563

Undistributed Demutualization Consideration

“Other liabilities” include liabilities of $5 million and $7 million as of December 31, 2009, and 2008, respectively, for undistributed demutualization consideration payable to eligible policyholders whom we have been or were unable to locate as of those dates. In 2009 and 2008, Prudential Financial paid $2 million and $29 million, respectively, in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. Prudential Financial remains obligated to disburse $5 million of demutualization consideration to the governmental authorities if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws.

4.    DIVIDENDS AND RETURNS OF CAPITAL

Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2009 amounted to $1,305 million, including $952 million from its international insurance and international investments holding companies, $266 million from Prudential Asset Management Holding Company, $59 million from other holding companies, and $28 million from Prudential Annuities Life Assurance Corporation. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2008 amounted to $3,275 million, including $1,500 million from Prudential Holdings, LLC, $847 million from Prudential Asset Management Holding Company, $762 million collectively from its international insurance and international investments holding companies, $109 million from Prudential Annuities Life Assurance Corporation, $28 million from Prudential Securities Group, Inc., and $29 million from other holding companies. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2007 amounted to $3,212 million, including $1,233 million from Prudential Holdings, LLC, $682 million collectively from its international insurance and international investments holding companies, $572 million from Prudential Securities Group, Inc., $268 million from Prudential Asset Management Holding Company, $265 million from other holding companies and $192 million from Prudential Annuities Life Assurance Corporation.

5.    GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2009, there was $730 million outstanding under this commercial paper program.

Prudential Financial is also subject to other financial guarantees and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions, dispositions, investments, debt issuances and other transactions, including those provided as part of its on-going operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2009, Prudential Financial has accrued liabilities of $2 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2009 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$2,449	$1,487	$—	$13,938	$886	$979	$762	$482	$875
Retirement	273	13,701	147	44,216	800	3,309	4,115	22	854
Asset Management	—	—	—	—	—	90	—	18	1,198

U.S. Retirement Solutions and Investment Management Division	2,722	15,188	147	58,154	1,686	4,378	4,877	522	2,927

Individual Life	4,179	3,461	—	8,088	1,711	809	1,305	186	715
Group Insurance	371	5,500	161	6,796	4,535	623	4,252	22	687

U.S. Individual Life and Group Insurance Division	4,550	8,961	161	14,884	6,246	1,432	5,557	208	1,402

International Insurance	6,627	48,849	230	25,186	8,245	2,158	6,646	776	1,203
International Investments	—	—	—	—	—	18	—	—	379

International Insurance and Investments Division	6,627	48,849	230	25,186	8,245	2,176	6,646	776	1,582

Corporate and Other	(148)	394	1	(1,818)	(49)	257	(77)	(33)	1,007

Total Financial Services Business	13,751	73,392	539	96,406	16,128	8,243	17,003	1,473	6,918

Closed Block Business	827	51,776	—	6,514	3,250	3,178	5,125	21	579

Total	$14,578	$125,168	$539	$102,920	$19,378	$11,421	$22,128	$1,494	$7,497

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2008 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$2,329	$4,808	$—	$17,426	$1,189	$800	$1,474	$369	$1,238
Retirement	354	13,350	93	44,858	770	3,564	2,672	17	824
Asset Management	—	—	—	—	—	85	—	20	1,406

U.S. Retirement Solutions and Investment Management Division	2,683	18,158	93	62,284	1,959	4,449	4,146	406	3,468

Individual Life	4,226	3,019	—	7,403	1,679	749	1,196	372	740
Group Insurance	347	5,036	158	6,229	4,227	647	3,966	15	640

U.S. Individual Life and Group Insurance Division	4,573	8,055	158	13,632	5,906	1,396	5,162	387	1,380

International Insurance	6,051	43,134	183	22,212	7,172	1,957	5,421	611	1,004
International Investments	—	—	—	—	—	49	—	—	594

International Insurance and Investments Division	6,051	43,134	183	22,212	7,172	2,006	5,421	611	1,598

Corporate and Other	(180)	439	1	(3,503)	(39)	609	5	(47)	778

Total Financial Services Business	13,127	69,786	435	94,625	14,998	8,460	14,734	1,357	7,224

Closed Block Business	1,999	51,730	—	6,658	3,608	3,421	6,350	67	626

Total	$15,126	$121,516	$435	$101,283	$18,606	$11,881	$21,084	$1,424	$7,850

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2007 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$1,976	$1,166	$—	$7,910	$1,354	$580	$569	$278	$926
Retirement	233	14,250	48	43,371	501	3,676	3,306	17	990
Asset Management	—	—	—	—	—	216	—	20	1,534

U.S. Retirement Solutions and Investment Management Division	2,209	15,416	48	51,281	1,855	4,472	3,875	315	3,450

Individual Life	3,855	2,647	—	6,588	1,573	656	1,122	164	694
Group Insurance	321	4,695	163	6,149	4,045	671	3,865	9	641

U.S. Individual Life and Group Insurance Division	4,176	7,342	163	12,737	5,618	1,327	4,987	173	1,335

International Insurance	5,187	36,592	181	18,170	6,490	1,608	5,211	479	937
International Investments	—	—	—	—	—	34	—	—	470

International Insurance and Investments Division	5,187	36,592	181	18,170	6,490	1,642	5,211	479	1,407

Corporate and Other	(176)	455	3	(2,860)	(33)	785	(90)	(47)	908

Total Financial Services Business	11,396	59,805	395	79,328	13,930	8,226	13,983	920	7,100

Closed Block Business	943	51,209	—	8,546	3,552	3,789	6,891	76	724

Total	$12,339	$111,014	$395	$87,874	$17,482	$12,015	$20,874	$996	$7,824

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2009, 2008 and 2007 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2009
Life Insurance Face Amount In Force	$2,971,838	$395,022	$18,113	$2,594,929	0.7%

Premiums:
Life Insurance	$16,266	$1,311	$90	$15,045	0.6%
Accident and Health Insurance	1,521	21	—	1,500	—%
Property & Liability Insurance	—	—	—	—	—%

Total Premiums	$17,787	$1,332	$90	$16,545	0.5%

2008
Life Insurance Face Amount In Force	$2,772,863	$352,741	$5,389	$2,425,511	0.2%

Premiums:
Life Insurance	$15,339	$1,218	$31	$14,152	0.2%
Accident and Health Insurance	1,329	15	1	1,315	0.1%
Property & Liability Insurance	—	—	1	1	100.0%

Total Premiums	$16,668	$1,233	$33	$15,468	0.2%

2007
Life Insurance Face Amount In Force	$2,651,833	$309,197	$5,563	$2,348,199	0.2%

Premiums:
Life Insurance	$14,549	$1,359	$29	$13,219	0.2%
Accident and Health Insurance	1,139	13	3	1,129	0.3%
Property & Liability Insurance	—	—	3	3	100.0%

Total Premiums	$15,688	$1,372	$35	$14,351	0.2%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007 (in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Effect of Foreign Exchange Rates	Balance at End of Period
2009
Allowance for losses on commercial mortgage and other loans	$332	$—	$468	(a)	$105	(b)	$3	$698
Valuation allowance on deferred tax asset	265	4	58	(h)	121	(e)	4	210

	$597	$4	$526		$226		$7	$908

2008
Allowance for losses on commercial mortgage and other loans	$173	$—	$155	(c)	$1	(d)	$5	$332
Valuation allowance on deferred tax asset	324	—	27	(h)	35	(e)	(51)	265

	$497	$—	$182		$36		$(46)	$597

2007
Allowance for losses on commercial mortgage and other loans	$185	$—	$—		$13	(f)	$1	$173
Valuation allowance on deferred tax asset	592	—	—		264	(g)	(4)	324

	$777	$—	$—		$277		$(3)	$497

(a)	Represents $468 million of additions to allowance for losses.
(b)	Represents $105 million of charge-offs, net of recoveries.
(c)	Represents $155 million of additions to allowance for losses.
(d)	Represents $1 million of charge-offs, net of recoveries.
(e)	Represents, primarily, utilization and expiration of net operating losses.
(f)	Represents $11 million of release of allowance for losses and $2 million of charge-offs, net of recoveries.
(g)	Represents, primarily, $141 million reduction to the valuation allowance on the deferred taxes associated with the acquisition of Gibraltar Life as a result of the adoption of authoritative guidance for accounting for uncertainty in income taxes, as well as the utilization and expiration of net operating losses.
(h)	Represents, primarily, additional valuation allowance to offset the establishment of gross deferred tax asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 26th day of February, 2010.

Prudential Financial, Inc.

By:	/S/ RICHARD J. CARBONE
Name:	Richard J. Carbone
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010:

Name	Title

/S/ JOHN R. STRANGFELD, JR. John R. Strangfeld, Jr.	Chief Executive Officer, President and Director

/S/ RICHARD J. CARBONE Richard J. Carbone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ PETER B. SAYRE Peter B. Sayre	Senior Vice President and Principal Accounting Officer

THOMAS J. BALTIMORE, JR.* Thomas J. Baltimore, Jr.	Director

FREDERIC K. BECKER* Frederic K. Becker	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GASTON CAPERTON* Gaston Caperton	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

MARK B. GRIER* Mark B. Grier	Director

JON F. HANSON* Jon F. Hanson	Director

Name	Title

CONSTANCE J. HORNER* Constance J. Horner	Director

KARL J. KRAPEK* Karl J. Krapek	Director

C HRISTINE A. POON* Christine A. Poon	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/S/ RICHARD J. CARBONE
Attorney-in-fact

EXHIBIT INDEX

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Shareholders’ Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.4	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

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

10.11	The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of June 1, 2009).*

10.12

First Amendment to The Prudential Insurance Company of America Deferred Compensation Plan, dated October 12, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.13	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.14

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.15

Form of Waiver by certain executive officers of certain benefit entitlements under the Prudential Financial, Inc. Executive Change of Control Severance Program with respect to portions of their annual incentive award compensation granted to them in 2010 in respect of 2009.*

10.16	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.17

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.18

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K*

10.19

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.20

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.21

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.22

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.23

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.24

Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.25

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.26

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.27

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.28

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.29

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.30

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.31

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.32

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.33

Form of Terms and Conditions relating to special awards in 2010 of restricted stock units to the chairman, principal executive officer, principal financial officer and other executive officers in connection with the Registrant’s minority joint venture interest in Wachovia Securities Financial Holdings, LLC. Incorporated by reference to Exhibit 10.4 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.34	Annual Incentive Payment Criteria for Executive Officers (2009 and prior years). Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.35	Annual Incentive Payment Criteria for Executive Officers (2010 and subsequent years). Incorporated by reference to Exhibit 10.1 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.36

Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on December 9, 2008). Incorporated by reference to Exhibit 10.34 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.37

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.38

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.39

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.40

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.41

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.42

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.43

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.44

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.45

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.46

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.47

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.48

The Prudential Severance Plan for Senior Executives (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.49

The Prudential Severance Plan for Executives (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.50

The Prudential Severance Plan (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.4 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q. *

10.51

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.52

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.53

Stock Purchase and Asset Transfer Agreement by and among CIGNA Corporation, Connecticut General Life Insurance Company, Connecticut General Corporation, CIGNA Holdings, Inc. and Prudential Financial, Inc., dated as of November 17, 2003. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2003 Annual Report on Form 10-K. The Registrant will furnish a supplemental copy of any omitted schedule to the Commission upon request.

10.54

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

10.56

Amendment No. 3 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.52, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS–XBRL	Instance Document.

101.SCH–XBRL	Taxonomy Extension Schema Document.

101.CAL–XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB–XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE–XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF–XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.