Form 10-Q
period 2010-03-31
PRUDENTIAL FINANCIAL INC
filed 2010-05-07
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 464 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) economic, political, currency and other risks relating to our international operations; (12) fluctuations in foreign currency exchange rates and foreign securities markets; (13) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (18) changes in statutory or U.S. GAAP accounting principles, practices or policies; (19) changes in assumptions for retirement expense; (20) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (21) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. The foregoing risks are even more pronounced in severe adverse market and economic conditions such as those that began in the second half of 2007 and continued into 2009. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2010 and December 31, 2009 (in millions, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2010—$177,397; 2009—$174,251)(1)	$180,450	$175,225
Fixed maturities, held to maturity, at amortized cost (fair value: 2010—$5,081; 2009—$5,197)(1)	5,016	5,120
Trading account assets supporting insurance liabilities, at fair value(1)	16,683	16,020
Other trading account assets, at fair value	3,371	3,033
Equity securities, available for sale, at fair value (cost: 2010—$6,082; 2009—$6,106)	7,088	6,895
Commercial mortgage and other loans (includes $359 and $479 measured at fair value under the fair value option at March 31, 2010 and December 31, 2009, respectively)(1)	30,760	31,384
Policy loans	10,223	10,146
Other long-term investments(1)	5,960	5,904
Short-term investments	6,924	6,825

Total investments	266,475	260,552
Cash and cash equivalents(1)	9,626	13,164
Accrued investment income(1)	2,368	2,322
Deferred policy acquisition costs	14,718	14,578
Other assets(1)	16,053	15,513
Separate account assets(1)	182,621	174,074

Total Assets	$491,861	$480,203

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$125,743	$125,707
Policyholders’ account balances	101,651	101,666
Policyholders’ dividends	1,787	1,254
Securities sold under agreements to repurchase	6,111	6,033
Cash collateral for loaned securities	3,180	3,163
Income taxes	4,059	4,014
Short-term debt	3,066	3,122
Long-term debt (includes $0 and $429 measured at fair value under the fair option at March 31, 2010 and December 31, 2009, respectively)(1)	21,641	21,037
Other liabilities	14,496	14,404
Separate account liabilities(1)	182,621	174,074

Total liabilities	464,355	454,474

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 641,762,125 and 641,762,089 shares issued at March 31, 2010 and December 31, 2009, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	0	0
Additional paid-in capital	23,186	23,235
Common Stock held in treasury, at cost (178,150,917 and 179,650,931 shares at March 31, 2010 and December 31, 2009, respectively)	(11,290)	(11,390)
Accumulated other comprehensive income (loss)	620	(443)
Retained earnings	14,478	13,787

Total Prudential Financial, Inc. equity	27,000	25,195

Noncontrolling interests	506	534

Total equity	27,506	25,729

TOTAL LIABILITIES AND EQUITY	$491,861	$480,203

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2010 and 2009 (in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
REVENUES
Premiums	$4,242	$4,034
Policy charges and fee income	816	726
Net investment income	2,874	2,849
Asset management fees and other income	971	778
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,249)	(1,855)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	995	1,250
Other realized investment gains (losses), net	643	743

Total realized investment gains (losses), net	389	138

Total revenues	9,292	8,525

BENEFITS AND EXPENSES
Policyholders’ benefits	4,243	4,341
Interest credited to policyholders’ account balances	1,235	1,169
Dividends to policyholders’	517	(1)
General and administrative expenses	2,281	3,013

Total benefits and expenses	8,276	8,522

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,016	3

Income tax expense (benefit)	353	(2)

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	663	5
Equity in earnings of operating joint ventures, net of taxes	10	(6)

INCOME (LOSS) FROM CONTINUING OPERATIONS	673	(1)
Income (loss) from discontinued operations, net of taxes	(2)	4

NET INCOME	671	3
Less: Loss attributable to noncontrolling interests	(26)	(11)

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$697	$14

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.17	$0.00
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.16	$0.01

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.16	$0.00
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.15	$0.01

Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$75.50	$4.00
Income from discontinued operations, net of taxes	0.00	0.00

Net income attributable to Prudential Financial, Inc. per share of Class B Stock	$75.50	$4.00

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Three Months Ended March 31, 2010 and 2009 (in millions)

	Prudential Financial, Inc. Equity						Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity
Balance December 31, 2009	$6	$23,235	$13,787	$(11,390)	$(443)	$25,195	$534	$25,729
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(4)	(4)
Consolidations/deconsolidations of noncontrolling interests		(2)				(2)	(1)	(3)
Stock-based compensation programs		(47)	(6)	100		47		47
Comprehensive income:
Net income			697			697	(26)	671
Other comprehensive income (loss), net of tax					1,063	1,063	0	1,063

Total comprehensive income (loss)						1,760	(26)	1,734

Balance, March 31, 2010	$6	$23,186	$14,478	$(11,290)	$620	$27,000	$506	$27,506

	Prudential Financial, Inc. Equity						Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity
Balance, December 31, 2008	$6	$22,001	$10,426	$(11,655)	$(7,343)	$13,435	$351	$13,786
Contributions from noncontrolling interests							276	276
Stock-based compensation programs		(74)	(9)	110		27		27
Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes			686		(686)	0		0
Comprehensive income:
Net income			14			14	(11)	3
Other comprehensive income (loss), net of tax					(546)	(546)	(40)	(586)

Total comprehensive loss						(532)	(51)	(583)

Balance, March 31, 2009	$6	$21,927	$11,117	$(11,545)	$(8,575)	$12,930	$576	$13,506

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009 (in millions)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$671	$3
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(389)	(138)
Policy charges and fee income	(277)	(450)
Interest credited to policyholders’ account balances	1,235	1,169
Depreciation and amortization	(31)	142
Gains on trading account assets supporting insurance liabilities, net	(253)	(148)
Change in:
Deferred policy acquisition costs	(294)	624
Future policy benefits and other insurance liabilities	930	1,373
Other trading account assets	(298)	539
Income taxes	(1,238)	322
Other, net	(107)	(900)

Cash flows from (used in) operating activities	(51)	2,536

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	5,598	13,174
Fixed maturities, held to maturity	114	62
Trading account assets supporting insurance liabilities and other trading account assets	14,974	8,234
Equity securities, available for sale	833	243
Commercial mortgage and other loans	997	834
Policy loans	418	427
Other long-term investments	106	290
Short-term investments	4,332	6,868
Payments for the purchase/origination of:
Fixed maturities, available for sale	(9,600)	(13,472)
Fixed maturities, held to maturity	(57)	(573)
Trading account assets supporting insurance liabilities and other trading account assets	(15,098)	(9,114)
Equity securities, available for sale	(750)	(194)
Commercial mortgage and other loans	(487)	(775)
Policy loans	(379)	(446)
Other long-term investments	(117)	(419)
Short-term investments	(4,691)	(6,104)
Other, net	137	(66)

Cash flows used in investing activities	(3,670)	(1,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	5,302	7,914
Policyholders’ account withdrawals	(5,859)	(6,517)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	145	(410)
Cash dividends paid on Common Stock	(34)	(31)
Net change in financing arrangements (maturities 90 days or less)	108	(1,906)
Common Stock reissued for exercise of stock options	30	9
Proceeds from the issuance of debt (maturities longer than 90 days)	1,407	964
Repayments of debt (maturities longer than 90 days)	(1,020)	(2,257)
Excess tax benefits from share-based payment arrangements	5	0
Other, net	201	59

Cash flows from (used in) financing activities	285	(2,175)

Effect of foreign exchange rate changes on cash balances	(102)	(22)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,538)	(692)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,164	15,028

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,626	$14,336

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$67	$96

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance and Investments. The Company’s real estate and relocation services business as well as businesses that are not sufficiently material to warrant separate disclosure and divested businesses, are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 6), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company ceased offering these participating products.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities

The Company’s investments in debt and equity securities include fixed maturities; trading account assets; equity securities; and short-term investments. The accounting policies related to these are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 13 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments, as well as the impact of the Company’s adoption on January 1, 2009 of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company’s available for sale and held to maturity securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models.

Derivatives are used in a non-dealer or broker capacity in insurance, investment and international businesses as well as treasury operations to manage the characteristics of the Company’s asset/liability mix, to manage the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 14, all realized and unrealized changes in fair value of non-dealer or broker related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows.

Derivatives are also used in a derivative dealer or broker capacity in the Company’s global commodities group to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices or prices of securities and commodities. Realized and unrealized changes in fair value of derivatives used in these dealer related operations are included in “Asset management fees and other income” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Unaudited Interim Consolidated Statements of Cash Flows.

Derivatives are recorded either as assets, within “Other trading account assets, at fair value” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments, the identification of which involves judgment. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.”

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this guidance effective January 1, 2010. The required disclosures are provided in Note 13.

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. In February 2010, the FASB issued updated guidance which defers, except for disclosure requirements, the impact of this guidance for entities that (1) possess the attributes of an investment company, (2) do not require the reporting entity to fund losses, and (3) are not financing vehicles or entities that were formerly classified as qualified special purpose entities (“QSPE’s”). The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s consolidated financial position and results of operations. The disclosures required by this revised guidance are provided in Note 5.

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a QSPE from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to qualifying special-purpose entities. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Future Adoption of New Accounting Pronouncements

In April 2010, the FASB issued guidance that amends the accounting for modification of loans that are part of a pool accounted for as a single asset. Under this guidance, modification of loans accounted for within a pool under provisions for loans acquired with deteriorated credit quality, does not result in removal of such loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the modified loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans acquired with deteriorated credit quality that are not accounted for within a pool. Loans accounted for individually that were acquired with deteriorated credit quality continue to be subject to the accounting provisions for troubled debt restructuring by creditors. This amended guidance is effective for modifications of loans accounted for within a pool that occur in the first interim or annual reporting period ending on or after July 15, 2010. The amended guidance is to be applied prospectively, with early application permitted. The Company will adopt this guidance effective July 1, 2010, and is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In April 2010, the FASB issued guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company will adopt this guidance effective January 1, 2011. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In April 2010, the FASB issued guidance clarifying that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. Disclosure requirements are unchanged. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010, with earlier application permitted. The Company’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010, with early adoption permitted. The Company will adopt this guidance effective with the interim reporting period ending September 30, 2010. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Sale of investment in Wachovia Securities

On December 31, 2009, the Company completed the sale of its minority joint venture interest in Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), which includes Wells Fargo Advisors, to Wells Fargo & Company (“Wells Fargo”). The Company’s minority joint venture interest in Wachovia Securities originated as a result of the Company combining its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) in 2003. On December 31, 2008, Wachovia merged with and into Wells Fargo, which succeeded to Wachovia’s rights and obligations under the joint venture arrangements. At the closing, the Company received $4.5 billion in cash as the purchase price of its joint venture interest and de-recognized the carrying value of its investment in the joint venture and the carrying value of the associated “lookback” option. The pre-tax gain on sale recognized by the Company was $2.247 billion and was reflected in “Equity in earnings of operating joint ventures, net of taxes.”

Acquisition of Yamato Life

On May 1, 2009, the Company’s Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. At the date of acquisition the Company recognized $2.3 billion of assets and $2.3 billion of liabilities related to Yamato. Subsequent to the acquisition, the Company renamed the acquired company The Prudential Gibraltar Financial Life Insurance Company, Ltd.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Korean asset management operations	$1	$9
Real estate investments sold or held for sale	2	2
International securities operations	(1)	—

Income from discontinued operations before income taxes	2	11
Income tax expense	4	7

Income (loss) from discontinued operations, net of taxes	$(2)	$4

In the first quarter of 2010, the Company signed a definitive agreement, which is subject to local regulatory approval, to sell Prudential Investment & Securities Co. Ltd. and Prudential Asset Management Co. Ltd., which together comprise the Company’s Korean asset management operations. The net proceeds from this agreement are expected to be approximately equal to the book value. The transaction is expected to close in the second quarter of 2010. Also included in the table above are amounts related to currency hedging activities related to these operations.

Real estate investments sold or held for sale reflects the income or loss from discontinued real estate investments.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Total assets	$882	$937
Total liabilities	$494	$556

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,943	$404	$384	$8,963	$—
Obligations of U.S. states and their political subdivisions	1,493	37	24	1,506	—
Foreign government bonds	40,076	1,422	132	41,366	—
Corporate securities	92,545	5,286	2,168	95,663	(28)
Asset-backed securities(1)	12,300	174	2,370	10,104	(1,742)
Commercial mortgage-backed securities	11,249	529	93	11,685	5
Residential mortgage-backed securities(2)	10,791	465	93	11,163	(10)

Total fixed maturities, available for sale	$177,397	$8,317	$5,264	$180,450	$(1,775)

Equity securities, available for sale	$6,082	$1,111	$105	$7,088

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $475 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,043	$17	$4	$1,056	$—
Corporate securities	912	1	126	787	—
Asset-backed securities(1)	1,076	15	4	1,087	—
Commercial mortgage-backed securities	466	114	—	580	—
Residential mortgage-backed securities(2)	1,519	54	2	1,571	—

Total fixed maturities, held to maturity	$5,016	$201	$136	$5,081	$—

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,254	$384	$370	$8,268	$—
Obligations of U.S. states and their political subdivisions	1,389	28	42	1,375	—
Foreign government bonds	39,795	1,549	135	41,209	—
Corporate securities	89,915	4,377	2,746	91,546	(43)
Asset-backed securities(1)	12,587	155	2,504	10,238	(1,716)
Commercial mortgage-backed securities	11,036	202	220	11,018	1
Residential mortgage-backed securities(2)	11,275	428	132	11,571	(11)

Total fixed maturities, available for sale	$174,251	$7,123	$6,149	$175,225	$(1,769)

Equity securities, available for sale	$6,106	$1,014	$225	$6,895

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $540 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,058	$25	$1	$1,082	$—
Corporate securities	876	1	126	751	—
Asset-backed securities(1)	1,112	16	3	1,125	—
Commercial mortgage-backed securities	460	104	—	564	—
Residential mortgage-backed securities(2)	1,614	64	3	1,675	—

Total fixed maturities, held to maturity	$5,120	$210	$133	$5,197	$—

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2010, are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$11,675	$11,912	$—	$—
Due after one year through five years	36,235	37,493	48	48
Due after five years through ten years	31,271	32,471	75	75
Due after ten years	63,876	65,622	1,832	1,720
Asset-backed securities	12,300	10,104	1,076	1,087
Commercial mortgage-backed securities	11,249	11,685	466	580
Residential mortgage-backed securities	10,791	11,163	1,519	1,571

Total	$177,397	$180,450	$5,016	$5,081

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Fixed maturities, available for sale
Proceeds from sales	$2,248	$8,643
Proceeds from maturities/repayments	3,457	4,025
Gross investment gains from sales, prepayments, and maturities	89	363
Gross investment losses from sales and maturities	(58)	(117)

Fixed maturities, held to maturity
Gross investment gains from prepayments	$—	$—
Proceeds from maturities/repayments	114	62

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(254)	$(605)
Writedowns for impairments on equity securities	(69)	(493)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
(in millions)
Balance, December 31, 2009	$1,747
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(192)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(7)
Credit loss impairment recognized in the current period on securities not previously impaired	114
Additional credit loss impairments recognized in the current period on securities previously impaired	81
Increases due to the passage of time on previously recorded credit losses	29
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(19)

Balance, March 31, 2010	$1,753

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$752	$752	$725	$725

Fixed maturities:
Corporate securities	9,342	9,776	9,202	9,502
Commercial mortgage-backed securities	1,930	1,937	1,899	1,893
Residential mortgage-backed securities	1,379	1,384	1,434	1,432
Asset-backed securities	1,134	987	1,022	857
Foreign government bonds	497	504	508	517
U.S. government authorities and agencies and obligations of U.S. states	334	326	169	159

Total fixed maturities	14,616	14,914	14,234	14,360
Equity securities	1,047	1,017	1,033	935

Total trading account assets supporting insurance liabilities	$16,415	$16,683	$15,992	$16,020

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $240 million and $245 million during the three months ended March 31, 2010 and 2009 respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account” assets as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$5	$5	$5	$5

Fixed Maturities:
Asset-backed securities	726	687	1,043	991
Residential mortgage-backed securities	314	183	287	158
Corporate securities	324	334	345	359
Commercial mortgage-backed securities	192	120	239	136
U.S. government authorities and agencies and obligations of U.S. states	318	323	90	95
Foreign government bonds	22	23	23	24

Total fixed maturities	1,896	1,670	2,027	1,763
Derivative instruments and other	1,033	1,210	662	794
Equity securities	464	486	456	471

Total other trading account assets	$3,398	$3,371	$3,150	$3,033

The net change in unrealized gains (losses) from other trading account assets still held at period end, recorded within “Asset management fees and other income” were $90 million, and $(29) million during the three months ended March 31, 2010, and 2009, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2010 and 2009 was from the following sources:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Fixed maturities, available for sale	$2,054	$2,084
Fixed maturities, held to maturity	34	31
Equity securities, available for sale	70	77
Trading account assets	203	207
Commercial mortgage and other loans	455	483
Policy loans	142	137
Broker-dealer related receivables	3	6
Short-term investments and cash equivalents	11	60
Other long-term investments	4	(106)

Gross investment income	2,976	2,979
Less investment expenses	(102)	(130)

Net investment income	$2,874	$2,849

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2010 and 2009 were from the following sources:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Fixed maturities	$(223)	$(359)
Equity securities	41	(501)
Commercial mortgage and other loans	(7)	(122)
Investment real-estate	—	(14)
Joint ventures and limited partnerships	(2)	(14)
Derivatives(1)	576	1,145
Other	4	3

Realized investment gains (losses), net	$389	$138

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2009	$(1,229)	$193	$2	$—	$355	$(679)
Net investment gains (losses) on investments arising during the period	(148)	—	—	—	52	(96)
Reclassification adjustment for (gains) losses included in net income	95	—	—	—	(33)	62
Reclassification adjustment for OTTI losses excluded from net income(1)	(18)	—	—	—	6	(12)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(89)	—	—	31	(58)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(10)	—	4	(6)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	268	(94)	174

Balance, March 31, 2010	$(1,300)	$104	$(8)	$268	$321	$(615)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/ (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2009	$2,885	$(803)	$(509)	$—	$(383)	$1,190
Net investment gains (losses) on investments arising during the period	2,401	—	—	—	(815)	1,586
Reclassification adjustment for (gains) losses included in net income	87	—	—	—	(30)	57
Reclassification adjustment for OTTI losses excluded from net income(2)	18	—	—	—	(6)	12
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(46)	—	—	16	(30)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(104)	—	36	(68)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(835)	292	(543)

Balance, March 31, 2010	$5,391	$(849)	$(613)	$(835)	$(890)	$2,204

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2010	December 31, 2009
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,300)	$(1,229)
Fixed maturity securities, available for sale—all other	4,353	2,203
Equity securities, available for sale	1,006	789
Derivatives designated as cash flow hedges(1)	(256)	(317)
Other investments(2)	288	210

Net unrealized gains (losses) on investments	$4,091	$1,656

(1)	See Note 14 for more information on cash flow hedges.
(2)	Includes $248 million of net unrealized losses on held to maturity securities that were transferred from available for sale.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,100	$185	$866	$199	$3,966	$384
Obligations of U.S. states and their political subdivisions	703	24	8	—	711	24
Foreign government bonds	3,048	27	3,645	109	6,693	136
Corporate securities	9,122	312	14,486	1,982	23,608	2,294
Commercial mortgage-backed securities	217	2	819	91	1,036	93
Asset-backed securities	368	8	6,631	2,366	6,999	2,374
Residential mortgage-backed securities	549	2	1,200	93	1,749	95

Total	$17,107	$560	$27,655	$4,840	$44,762	$5,400

(1)	Includes $1,491 million of fair value and $136 million of gross unrealized losses at March 31, 2010 on securities classified as held to maturity, a portion of which are not reflected in accumulated other comprehensive income.

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,058	$259	$475	$111	$4,533	$370
Obligations of U.S. states and their political subdivisions	936	42	7	—	943	42
Foreign government bonds	5,027	95	498	41	5,525	136
Corporate securities	10,388	352	17,414	2,520	27,802	2,872
Commercial mortgage-backed securities	1,471	40	3,216	180	4,687	220
Asset-backed securities	1,619	565	6,128	1,942	7,747	2,507
Residential mortgage-backed securities	1,567	21	1,150	114	2,717	135

Total	$25,066	$1,374	$28,888	$4,908	$53,954	$6,282

(1)	Includes $1,216 million of fair value and $133 million of gross unrealized losses at December 31, 2009 on securities classified as held to maturity, a portion of which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses at March 31, 2010 and December 31, 2009 are composed of $3,592 million and $4,240 million related to high or highest quality securities based on NAIC or equivalent rating and $1,808 million and $2,042 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2010, $3,074 million of the gross unrealized losses represented declines in value of greater than 20%, $482 million of which had been in that position for less than six months, as compared to $3,594 million at December 31, 2009 that represented declines in value of greater than 20%, $588 million of which had been in that position for less than six months. At March 31, 2010, the $4,840 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. At December 31, 2009, the $4,908 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	March 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$874	$57	$428	$48	$1,302	$105

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,159	$142	$754	$83	$1,913	$225

At March 31, 2010, $24 million of the gross unrealized losses represented declines of greater than 20%, $8 million of which had been in that position for less than six months. At December 31, 2009, $62 million of the gross unrealized losses represented declines of greater than 20%, $37 million of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2010 and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2010 or December 31, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

5. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control activities of the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE.

If the Company determines that it is the VIE’s “primary beneficiary” it consolidates the VIE. There are currently two models for determining whether or not the Company is the “primary beneficiary” of a VIE. The first relates to those VIE’s that have the characteristics of an investment company and for which certain other conditions are true. These conditions are that (1) the Company does not have the implicit or explicit obligation to fund losses of the VIE and (2) the VIE is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualified special-purpose entity. In this model the Company is the primary beneficiary if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns and would be required to consolidate the VIE.

For all other VIE’s, the Company is the primary beneficiary if the Company has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. If both conditions are present the Company would be required to consolidate the VIE.

Consolidated Variable Interest Entities for which the Company is the Sponsor

The Company is the sponsor of certain asset-backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company sells or syndicates investments through these vehicles, principally as part of the proprietary investing activity of the Company’s asset management businesses. Additionally, the Company may invest in debt or equity securities issued by these vehicles. CDOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company analyzes these relationships to determine whether it has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant and thus is the primary beneficiary. This analysis includes a review of (1) the Company’s rights and responsibilities as sponsor, (2) fees received by the Company and (3) other interests (if any) held by the Company. The Company is not required to provide, and has not provided, material financial or other support to any VIE for which it is the sponsor.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has determined that it is the primary beneficiary of certain VIEs that it sponsors, including one CDO and certain other investment structures, as it meets both conditions listed above. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is the sponsor are reported. The assets of these VIE’s are restricted and must be used first to settle liabilities of the VIE. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIE.

	March 31, 2010	December 31, 2009
	(in millions)
Fixed maturities, available for sale	$61	$68
Trading account assets supporting insurance liabilities	6	7
Commercial mortgage and other loans	402	412
Other long-term investments	7	10
Cash and cash equivalents	43	44
Accrued investment income	2	2
Other assets	4	4
Separate account assets	36	38

Total assets of consolidated VIEs	$561	$585

Long-term debt	$413	$413
Separate account liabilities	36	38

Total liabilities of consolidated VIEs	$449	$451

The Company also consolidates a VIE whose beneficial interests are wholly owned by consolidated subsidiaries. This VIE is not included in the table above and the Company does not currently intend to sell these beneficial interests to third parties.

Other Consolidated Variable Interest Entities

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities. Included among these structured investments are structured investments issued by a VIE that manages yen-denominated investments coupled with cross-currency coupon swap agreements thereby creating synthetic dual currency investments. The Company’s involvement in the structuring of these investments combined with its economic interest indicates that the Company is the primary beneficiary. The Company has not provided material financial or other support that was not contractually required to these VIEs. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is not the sponsor are reported. These liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	March 31, 2010	December 31, 2009
	(in millions)
Fixed maturities, available for sale	$106	$107
Fixed maturities, held to maturity	981	985
Other long-term investments	(22)	(48)
Accrued investment income	4	4

Total assets of consolidated VIEs	$1,069	$1,048

Total liabilities of consolidated VIEs	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $4,301 million and $4,927 million at March 31, 2010 and December 31, 2009, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $380 million at March 31, 2010 and December 31, 2009. These investments are reflected in “Fixed maturities, available for sale.” The fair value of assets held within these unconsolidated VIEs was $6,978 million and $6,988 million as of March 31, 2010 and December 31, 2009, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $3,304 million and $3,251 million as of March 31, 2010 and December 31, 2009, respectively.

In addition, in the normal course of its activities, the Company will invest in structured investments including VIEs for which it is not the sponsor. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities. The Company’s maximum exposure to loss on these structured investments, both VIEs and non-VIEs, is limited to the amount of its investment. See Note 4 for details regarding the carrying amounts and classification of these assets. The Company has not provided material financial or other support that was not contractually required to these structures. The Company has determined that it is not the primary beneficiary of these structures due to the fact that it does not control these entities.

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

$6.0 billion and $7.5 billion as of March 31, 2010 and December 31, 2009, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $747 million and $723 million at March 31, 2010 and December 31, 2009, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2010, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. Actual cumulative earnings are below the expected cumulative earnings by $357 million. However, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $565 million at March 31, 2010, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income.” As of December 31, 2009, actual cumulative earnings were below the expected cumulative earnings, thereby eliminating the policyholder dividend obligation. Furthermore, the accumulation of net unrealized investment gains as of December 31, 2009 that had arisen subsequent to the establishment of the Closed Block, were not sufficient to overcome the cumulative earnings shortfall. See the table below for changes in the components of the policyholder dividend obligation for the three months ended March 31, 2010.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,636	$51,774
Policyholders’ dividends payable	966	926
Policyholders’ dividend obligation	565	—
Policyholders’ account balances	5,569	5,588
Other Closed Block liabilities	4,488	4,300

Total Closed Block Liabilities	63,224	62,588

Closed Block Assets
Fixed maturities, available for sale, at fair value	39,480	38,448
Other trading account assets, at fair value	148	166
Equity securities, available for sale, at fair value	3,211	3,037
Commercial mortgage and other loans	7,589	7,751
Policy loans	5,398	5,418
Other long-term investments	1,697	1,597
Short-term investments	1,047	1,218

Total investments	58,570	57,635
Cash and cash equivalents	550	662
Accrued investment income	655	608
Other Closed Block assets	446	307

Total Closed Block Assets	60,221	59,212

Excess of reported Closed Block Liabilities over Closed Block Assets	3,003	3,376
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	917	231
Allocated to policyholder dividend obligation	(565)	—

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,355	$3,607

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2010
(in millions)
Balance, January 1	$—
Impact from earnings allocable to policyholder dividend obligation	—
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	565

Balance, March 31	$565

Closed Block revenues and benefits and expenses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Revenues
Premiums	$711	$773
Net investment income	735	718
Realized investment gains (losses), net	278	(408)
Other income	7	15

Total Closed Block revenues	1,731	1,098

Benefits and Expenses
Policyholders’ benefits	840	912
Interest credited to policyholders’ account balances	35	35
Dividends to policyholders	491	3
General and administrative expenses	139	145

Total Closed Block benefits and expenses	1,505	1,095

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	226	3
Income tax expense (benefit)	(26)	5

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	252	(2)
Income from discontinued operations, net of taxes	—	—

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$252	$(2)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2009	641.8	179.7	462.1	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	—	—	—
Stock-based compensation programs(1)	—	(1.5)	1.5	—

Balance, March 31, 2010	641.8	178.2	463.6	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net income	$671	$3
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(35)	(328)
Change in net unrealized investments gains (losses)(1)	1,078	(267)
Change in pension and postretirement unrecognized net periodic benefit	20	9

Other comprehensive income (loss)(2)	1,063	(586)

Comprehensive income (loss)	1,734	(583)

Comprehensive loss attributable to noncontrolling interests	26	51

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$1,760	$(532)

(1)	Includes cash flow hedges of $40 million and $25 million for the three months ended March 31, 2010 and 2009, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	Amounts are net of tax expense (benefit) of $524 million and $(227) million for the three months ended March 31, 2010 and 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the three months ended March 31, 2010 and 2009 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2009	$674	$511	$(1,628)	$(443)
Change in component during period	(35)	1,078	20	1,063

Balance, March 31, 2010	$639	$1,589	$(1,608)	$620

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2008	$375	$(6,735)	$(983)	$(7,343)
Change in component during period	(276)	(279)	9	(546)
Impact of adoption of guidance for other-than- temporary impairments of debt securities(2)	—	(686)	—	(686)

Balance, March 31, 2009	$99	$(7,700)	$(974)	$(8,575)

(1)	Includes cash flow hedges $(165) million and $(205) million as of March 31, 2010 and December 31, 2009 respectively and $(122) million and $(147) million as of March 31, 2009 and December 31, 2008 respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	See Note 2 for additional information on the adoption of guidance for other-than-temporary impairments of debt securities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$512			$(20)
Direct equity adjustment	10			11
Less: Income (loss) attributable to noncontrolling interests	(26)			(11)
Less: Earnings allocated to participating unvested share-based payment awards	7			—

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$541	463.0	$1.17	$2	422.1	$0.00

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$7			$—
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	7			—
Stock options		2.9			0.1
Deferred and long-term compensation programs		0.5			1.0

Exchangeable Surplus Notes	4	5.1		—	—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$545	471.5	$1.16	$2	423.2	$0.00

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2010 and 2009 were based on 5.8 million and 4.1 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended March 31, 2010 and 2009, 10.9 million and 19.1 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $71.29 and $54.66 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

As of March 31, 2010, $2 million of senior notes related to the $2.0 billion December 2006 issuance remain outstanding. These will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. As of March 31, 2010, $0.2 million of senior notes related to the $3.0 billion December 2007 issuance remain outstanding. These senior notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39.

Class B Stock

Income from continuing operations per share of Class B Stock for the three months ended March 31, are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	Three Months Ended March 31,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$161			$19
Less: Direct equity adjustment	10			11

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$151	2.0	$75.50	$8	2.0	$4.00

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

The Company issues commercial paper under the two programs described below primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At March 31, 2010 and December 31, 2009, the weighted average maturity of total commercial paper outstanding was 29 and 27 days, respectively.

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services (“S&P”), P-2 by Moody’s Investors Service, Inc. (“Moody’s”) and F2 by Fitch Ratings Ltd. (“Fitch”) as of March 31, 2010.

Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, rated A-1+ by S&P, P-2 by Moody’s and F1 by Fitch as of March 31, 2010. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below presents the Company’s total outstanding commercial paper borrowings as of the dates indicated:

	March 31, 2010	December 31, 2009
	(in millions)
Prudential Financial	$143	$146
Prudential Funding, LLC	733	730

Total outstanding commercial paper borrowings	$876	$876

Medium-term Notes

On January 14, 2010, Prudential Financial issued under its Medium-term Notes, Series D program $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015.

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings, depending on the type of asset pledged. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance, or NJDOBI, regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount up to 7% of its prior year-end statutory net admitted assets, excluding separate account assets. This limitation resets to 5% on December 31, 2010 unless extended by NJDOBI. NJDOBI has also limited the aggregate amount of assets that Prudential Insurance may pledge for any loans, including FHLBNY borrowings, up to 10% of its prior year-end statutory net admitted assets, excluding separate account assets; however, this limitation excludes certain activities, such as the asset-based financing transactions described above. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2009, the 7% limitation equates to a maximum amount of pledged assets of $10.4 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $8.7 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2010, Prudential Insurance had pledged qualifying assets with a fair value of $3.9 billion, which supported outstanding collateralized advances of $2.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.7 billion as of March 31, 2010.

As of March 31, 2010, $2.0 billion of the FHLBNY outstanding advances are reflected in “Short-term debt” with $1.0 billion maturing on June 4, 2010 and $1.0 billion maturing on December 6, 2010. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “short-term debt” or “long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of March 31, 2010, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of March 31, 2010, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity based FHLBB stock, of approximately $1.1 billion.

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

During 2009, the Company obtained $1,167 million of secured financing from the Federal Reserve under this program. In 2009, the Company sold a portion of the securities purchased under the program and used the proceeds to repay $738 million of the borrowings. In 2010, the Company sold a portion of the remaining securities purchased under the program and used the proceeds, as well as internal sources of cash, to repay the remaining $429 million of the borrowings.

10. EMPLOYEE BENEFIT PLANS

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Components of net periodic (benefit) cost
Service cost	$45	$41	$3	$3
Interest cost	117	115	28	29
Expected return on plan assets	(186)	(182)	(27)	(27)
Amortization of prior service cost	6	7	(3)	(3)
Amortization of actuarial (gain) loss, net	10	8	10	11
Special termination benefits	1	—	—	—

Net periodic (benefit) cost	$(7)	$(11)	$11	$13

The Company has evaluated the impact of the Patient Protection and Affordable Care Act (“PPACA”) and Health Care and Education Reconciliation Act (“HCERA”) signed into law in March 2010 on its Retiree Medical obligations and has concluded the impact is not material. The effects of the Acts will be included in the next measurement of the obligation at December 31, 2010.

11. SEGMENT INFORMATION

Segments

The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through three divisions, which together encompass seven reportable segments. The Company’s real estate and relocation services business, as well as businesses that are not sufficiently material to warrant separate disclosure and divested businesses are included in Corporate and Other operations within the Financial Services Businesses. Collectively, the businesses that comprise the three operating divisions and Corporate and Other are referred to as the Financial Services Businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $19 million and $3 million for the three months ended March 31, 2010 and 2009, respectively). As of March 31, 2010 and December 31, 2009, the fair value of open contracts used for this purpose was a net asset of $1 million and a net liability of $16 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $70 million and $26 million for the three months ended March 31, 2010 and 2009, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $7 million and $6 million for the three months ended March 31, 2010 and 2009, respectively, related to derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) as of March 31, 2010, related to derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	Deferred Amount	Weighted Average Period
	(in millions)
Segment:
International Insurance	$742	30 years
Asset Management	30	10 years
Corporate and Other	(55)	7 years

Total deferred gain (loss)	$717

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net gains of $117 million and $1,345 million for the three months ended March 31, 2010 and 2009, respectively, related to these products and any associated derivative portfolio.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment losses of $21 million and $50 million for the three months ended March 31, 2010 and 2009, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” In addition, prior to the Company’s repayment of the obligation in 2010, the secured financing received from the Federal Reserve under TALF was reflected within “Long-term debt,” and carried at fair value under the fair value option under authoritative guidance around fair value. The changes in the fair value of this debt, which were recorded within “Asset management fees and other income,” was also excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net.” This is consistent with the securities purchased with the proceeds from this financing, which were carried at fair value and included in “Other trading account assets, at fair value” as discussed above. The net impact of these adjustments was to exclude from adjusted operating income net gains of $39 million and net losses of $40 million, for the three months ended March 31, 2010 and 2009, respectively.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these adjustments was to exclude from adjusted operating income net losses of $62 million, and net gains of $78 million for the three months ended March 31, 2010 and 2009, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$260	$17
Retirement	171	159
Asset Management	83	(1)

Total U.S. Retirement Solutions and Investment Management Division	514	175

Individual Life	91	40
Group Insurance	53	93

Total U.S. Individual Life and Group Insurance Division	144	133

International Insurance	484	425
International Investments	12	7

Total International Insurance and Investments Division	496	432

Corporate Operations	(195)	(112)
Real Estate and Relocation Services	(7)	(63)

Total Corporate and Other	(202)	(175)

Adjusted Operating Income before income taxes for Financial Services Businesses	952	565

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(55)	(707)
Charges related to realized investment gains (losses), net	(29)	44
Investment gains (losses) on trading account assets supporting insurance liabilities, net	252	145
Change in experience-rated contractholder liabilities due to asset value changes	(320)	(45)
Divested businesses	(7)	(32)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(36)	3

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	757	(27)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	259	30

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,016	$3

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Financial Services Businesses:
Individual Annuities	$873	$1,892
Retirement	1,132	1,208
Asset Management	379	263

Total U.S. Retirement Solutions and Investment Management Division	2,384	3,363

Individual Life	687	680
Group Insurance	1,311	1,333

Total U.S. Individual Life and Group Insurance Division	1,998	2,013

International Insurance	2,913	2,537
International Investments	81	75

Total International Insurance and Investments Division	2,994	2,612

Corporate Operations	(62)	(18)
Real Estate and Relocation Services	41	(3)

Total Corporate and Other	(21)	(21)

Total	7,355	7,967

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(55)	(707)
Charges related to realized investment gains (losses), net	(44)	(8)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	252	145
Divested businesses	2	(26)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(10)	14

Total Financial Services Businesses	7,500	7,385

Closed Block Business	1,792	1,140

Total per Unaudited Interim Consolidated Financial Statements	$9,292	$8,525

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Asset Management segment intersegment revenues	$90	$85

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	March 31, 2010	December 31, 2009
	(in millions)
Individual Annuities	$89,158	$84,064
Retirement	125,866	123,625
Asset Management	30,161	30,185

Total U.S. Retirement Solutions and Investment Management Division	245,185	237,874

Individual Life	38,893	36,917
Group Insurance	33,964	32,935

Total U.S. Individual Life and Group Insurance Division	72,857	69,852

International Insurance	88,312	87,590
International Investments	5,175	4,997

Total International Insurance and Investments Division	93,487	92,587

Corporate Operations	13,823	14,368
Real Estate and Relocation Services	566	590

Total Corporate and Other	14,389	14,958

Total Financial Services Businesses	425,918	415,271

Closed Block Business	65,943	64,932

Total	$491,861	$480,203

12. INCOME TAXES

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004, 2005, and 2006 tax years is set to expire in April 2011. Tax years 2007 through 2009 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2009, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2009 or first quarter 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on the Company’s 2009 or first quarter 2010 results.

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

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ending March 31, 2004 to March 31, 2008. These activities had no material impact on the Company’s 2009 or first quarter 2010 results.

The Company’s affiliates in Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, a local district office in the Korean tax authority concluded a routine tax audit of the local taxes for tax years ending March 31, 2004 through March 31, 2007 of Prudential Life Insurance Company of Korea, Ltd. These activities had no material impact on the Company’s 2009 or first quarter 2010 results.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was modified by the Health Care and Education Reconciliation Act of 2010 signed into law on March 30, 2010, (together, the “Healthcare Act”). The federal government provides a subsidy to companies that provide certain retiree prescription drug benefits (the “Medicare Part D subsidy”), including the Company. The Medicare Part D subsidy was previously provided tax-free. However, as currently adopted, the Healthcare Act includes a provision that would reduce the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received. In effect, this provision of the Healthcare Act makes the Medicare Part D subsidy taxable beginning in 2013. Therefore, the Company has incurred a charge in the first quarter of 2010 for the reduction of deferred tax assets of $94 million, which reduces net income and is reflected in “Income tax expense (benefit).”

13. FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities and commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2010 and December 31, 2009 these over-rides on a net basis were not material.

Inactive Markets—During 2009 and continuing through March 31, 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009, and continuing through March 31, 2010, that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and the amount of observable information. As of March 31, 2010, the Company weighted third-party pricing information 75% for low rated categories where it had less observable market information and 100% for all other ratings where more observable information was available. As a result, as of March 31, 2010, the Company reported fair values for these asset-backed securities collateralized by sub-prime securities which were net $222 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $5,262 million, which was reflected within Level 3 in the fair value hierarchy as of March 31, 2010, based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2010
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$8,963	$—	$—	$8,963
Obligations of U.S. states and their political subdivisions	—	1,506	—	—	1,506
Foreign government bonds	—	41,320	46	—	41,366
Corporate securities	5	94,703	955	—	95,663
Asset-backed securities	—	4,081	6,023	—	10,104
Commercial mortgage-backed securities	—	11,440	245	—	11,685
Residential mortgage-backed securities	—	11,137	26	—	11,163

Sub-total	5	173,150	7,295	—	180,450
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	269	—	—	269
Obligations of U.S. states and their political subdivisions	—	57	—	—	57
Foreign government bonds	—	504	—	—	504
Corporate securities	—	9,681	95	—	9,776
Asset-backed securities	—	710	277	—	987
Commercial mortgage-backed securities	—	1,889	48	—	1,937
Residential mortgage-backed securities	—	1,364	20	—	1,384
Equity securities	769	244	4	—	1,017
Short-term investments and cash equivalents	441	311	—	—	752

Sub-total	1,210	15,029	444	—	16,683
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	323	—	—	323
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	23	—	—	23
Corporate securities	14	284	36	—	334
Asset-backed securities	—	633	54	—	687
Commercial mortgage-backed securities	—	98	22	—	120
Residential mortgage-backed securities	—	163	20	—	183
Equity securities	323	138	25	—	486
All other activity	107	4,974	185	(4,051)	1,215

Sub-total	444	6,636	342	(4,051)	3,371
Equity securities, available for sale	4,242	2,491	355	—	7,088
Commercial mortgage and other loans	—	—	331	—	331
Other long-term investments	43	9	478	—	530
Short-term investments	3,327	3,248	—	—	6,575
Cash equivalents	2,021	5,143	—	—	7,164
Other assets	2,290	81	20	—	2,391

Sub-total excluding separate account assets	13,582	205,787	9,265	(4,051)	224,583
Separate account assets(1)	93,075	76,906	12,640	—	182,621

Total assets	$106,657	$282,693	$21,905	$(4,051)	$407,204

Future policy benefits	—	—	(166)	—	(166)
Long-term debt	—	—	—	—	—
Other liabilities	25	4,506	2	(3,891)	642

Total liabilities	$25	$4,506	$(164)	$(3,891)	$476

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$8,268	$—	$—	$8,268
Obligations of U.S. states and their political subdivisions	—	1,375	—	—	1,375
Foreign government bonds	—	41,162	47	—	41,209
Corporate securities	5	90,639	902	—	91,546
Asset-backed securities	—	3,875	6,363	—	10,238
Commercial mortgage-backed securities	—	10,713	305	—	11,018
Residential mortgage-backed securities	—	11,467	104	—	11,571

Sub-total	5	167,499	7,721	—	175,225
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	128	—	—	128
Obligations of U.S. states and their political subdivisions	—	31	—	—	31
Foreign government bonds	—	517	—	—	517
Corporate securities	—	9,419	83	—	9,502
Asset-backed securities	—	576	281	—	857
Commercial mortgage-backed securities	—	1,888	5	—	1,893
Residential mortgage-backed securities	—	1,412	20	—	1,432
Equity securities	700	232	3	—	935
Short-term investments and cash equivalents	338	387	—	—	725

Sub-total	1,038	14,590	392	—	16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	95	—	—	95
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	24	—	—	24
Corporate securities	15	310	34	—	359
Asset-backed securities	—	894	97	—	991
Commercial mortgage-backed securities	—	109	27	—	136
Residential mortgage-backed securities	—	146	12	—	158
Equity securities	311	136	24	—	471
All other activity	13	4,731	297	(4,242)	799

Sub-total	339	6,445	491	(4,242)	3,033
Equity securities, available for sale	4,008	2,494	393	—	6,895
Commercial mortgage and other loans	—	114	338	—	452
Other long-term investments	36	66	498	—	600
Short-term investments	3,561	2,831	—	—	6,392
Cash equivalents	5,671	4,468	—	—	10,139
Other assets	2,391	176	27	—	2,594

Sub-total excluding separate account assets	17,049	198,683	9,860	(4,242)	221,350
Separate account assets(1)	88,888	72,292	12,894	—	174,074

Total assets	$105,937	$270,975	$22,754	$(4,242)	$395,424

Future policy benefits	—	—	55	—	55
Long-term debt	—	—	429	—	429
Other liabilities	—	4,764	6	(3,841)	929

Total liabilities	$—	$4,764	$490	$(3,841)	$1,413

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of March 31, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

Trading Account Assets—(Including trading account assets supporting insurance liabilities) consist primarily of public corporate bonds, treasuries, equity securities and derivatives whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities” and “Derivative Instruments.” Other trading account assets also include certain assets originally purchased under TALF, as described below under “Long-Term Debt.”

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

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The cash flow approach is supplemented with replacement cost estimates and comparable recent sales data when available. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in the fair value hierarchy.

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

OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities. However, the non-performance risk adjustment is applied only to the uncollateralized portion of the OTC derivative assets and liabilities, after consideration of the impacts of two-way collateral posting. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

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

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality financial strength ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the financial strength ratings of the Company’s insurance subsidiaries, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s financial strength. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of March 31, 2010 generally ranged from 75 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Long-Term Debt—Included funding received from the Federal Reserve Bank of New York on a non-recourse basis to finance the purchase of eligible asset-backed securities, under TALF, as of December 31, 2009. The Company valued these liabilities using various inputs including the value of the collateral (eligible asset-backed securities), a comparison of the liabilities’ spread over LIBOR to the spreads in current TALF offerings and various other market observable and non-observable inputs which incorporated significant management judgment. As a result, the pricing of the non-recourse liabilities were classified within Level 3 in the Company’s fair value hierarchy. The pricing of the collateral assets (recorded in “other trading account assets”) was generally based on third party pricing information as discussed above, and included in Level 2 in the Company’s fair value hierarchy. See Note 9 for additional information regarding the Company’s participation in TALF.

Transfers between Levels 1 and 2—During the three months ended March 31, 2010, $2.9 billion of Separate Account assets transferred from Level 2 to Level 1. The assets that transferred were foreign common stocks. This transfer was the result of no adjustment being made at March 31, 2010 for the fair value of these assets beyond the quoted market price. At December 31, 2009 an adjustment was made to the quoted market prices of these types of assets to reflect events that occurred after foreign trading markets closed and prior to the close of U.S. trading markets on that day.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2010, as well as the portion of gains or losses included in income for the three months ended March 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2010.

	Three Months Ended March 31, 2010
	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$47	$902	$6,363	$305	$104
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(16)	(60)	(114)	—
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	—	36	92	40	—
Net investment income	—	7	(36)	—	—
Purchases, sales, issuances and settlements	—	(21)	(311)	2	(2)
Foreign currency translation	—	(1)	(5)	(7)	—
Other(1)	—	—	(8)	56	(48)
Transfers into Level 3(2)	—	66	—	11	2
Transfers out of Level 3(2)	(1)	(18)	(12)	(48)	(30)

Fair Value, end of period	$46	$955	$6,023	$245	$26

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$(14)	$(74)	$(114)	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$—	$37	$73	$40	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2010
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$83	$281	$5	$20
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(4)	(2)	—	—
Asset management fees and other income	4	(2)	4	—
Included in other comprehensive income (loss)	—	—	—	—
Net investment income	1	—	—	—
Purchases, sales, issuances and settlements	(7)	16	(1)	—
Other(1)	—	(9)	9	—
Transfers into Level 3(2)	18	—	31	—
Transfers out of Level 3(2)	—	(7)	—	—

Fair Value, end of period	$95	$277	$48	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—
Asset management fees and other income	$(1)	$(3)	$4	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—

	Three Months Ended March 31, 2010
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$3	$34	$97	$27	$12
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	1	—	—	—	2
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances and settlements	—	1	(42)	—	—
Foreign currency translation	—	—	(1)	—	—
Transfers into Level 3(2)	—	1	2	1	7
Transfers out of Level 3(2)	—	—	(2)	(6)	(1)

Fair Value, end of period	$4	$36	$54	$22	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$1	$—	$(1)	$(1)	$2
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets-All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$24	$297	$393	$338	$498
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(41)	15	(7)	(5)
Asset management fees and other income	—	4	—	—	(16)
Included in other comprehensive income (loss)	—	—	(7)	—	—
Net investment income	—	—	—	—	2
Purchases, sales, issuances and settlements	2	(75)	(42)	—	(1)
Foreign currency translation	(1)	—	(6)	—	—
Transfers into Level 3(2)	—	—	2	—	—
Transfers out of Level 3(2)	—	—	—	—	—

Fair Value, end of period	$25	$185	$355	$331	$478

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$(41)	$(29)	$(7)	$(5)
Asset management fees and other income	$—	$4	$—	$—	$(18)
Included in other comprehensive income (loss)	$—	$—	$31	$—	$—

	Three Months Ended March 31, 2010
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$27	$12,894	$(55)	$(429)	$(6)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	285	—	4
Asset management fees and other income	(7)	—	—	—	—
Interest credited to policyholders’ account balances	—	(188)	—	—	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances and settlements	—	19	(64)	429	—
Transfers into Level 3(2)	—	8	—	—	—
Transfers out of Level 3(2)	—	(93)	—	—	—

Fair Value, end of period	$20	$12,640	$166	$—	$(2)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$282	$—	$4
Asset management fees and other income	$(7)	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$(378)	$—	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Other represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers into Level 3 for Fixed Maturities Available for Sale—Corporate Securities and Trading Account Assets Supporting Insurance Liabilities – Commercial Mortgage-Backed Securities were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 for Fixed Maturities Available for Sale – Commercial Mortgage-Backed Securities were due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2009, as well as the portion of gains or losses included in income for the three months ended March 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2009.

	Three Months Ended March 31, 2009
	Fixed Maturities Available For Sale – Foreign Government Bonds	Fixed Maturities Available For Sale – Corporate Securities	Fixed Maturities Available For Sale – Asset- Backed Securities	Fixed Maturities Available For Sale – Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale – Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$30	$932	$1,013	$66	$228
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(45)	(36)	—	—
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(1)	(70)	(189)	(3)	—
Net investment income	—	5	2	—	—
Purchases, sales, issuances and settlements	—	(4)	(53)	—	(17)
Foreign currency translation	—	—	(4)	(1)	—
Transfers into Level 3(2)	—	263	529	—	—
Transfers out of Level 3(2)	—	(40)	(1)	—	—

Fair Value, end of period	$29	$1,041	$1,261	$62	$211

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$(43)	$(36)	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(1)	$(72)	$(190)	$(3)	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2009
	Trading Account Assets Supporting Insurance Liabilities- Foreign Government Bonds	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$—	$75	$35	$6	$28
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	—	(8)	(15)	(1)	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	1	—	—	—
Purchases, sales, issuances and settlements	—	(4)	(5)	—	—
Transfers into Level 3(2)	—	74	65	—	—
Transfers out of Level 3(2)	—	(2)	—	—	—

Fair Value, end of period	$—	$136	$80	$5	$28

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$(8)	$(15)	$(1)	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2009
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$1	$38	$30	$2	$3
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	—	—
Asset management fees and other income	—	1	(38)	—	(1)
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances and settlements	1	—	821	—	1
Transfers into Level 3(2)	—	—	2	—	—
Transfers out of Level 3(2)	—	—	(4)	—	—

Fair Value, end of period	$2	$39	$811	$2	$3

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$1	$(38)	$—	$(1)
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

	Three Months Ended March 31, 2009
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$19	$1,304	$325	$56	$1,015
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	94	(4)	(3)	—
Asset management fees and other income	(2)	15	—	—	(29)
Included in other comprehensive income (loss)	—	—	(3)	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances and settlements	—	(304)	17	(37)	55
Foreign currency translation	(1)	—	(7)	—	—
Other(1)	—	—	—	—	(652)
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	(1)	—	—

Fair Value, end of period	$16	$1,109	$327	$16	$389

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$94	$(4)	$(2)	$—
Asset management fees and other income	$(2)	$—	$—	$—	$(7)
Included in other comprehensive income (loss)	$—	$—	$(3)	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2009
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$26	$19,780	$(3,229)	$(324)	$(139)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	1,435	—	(55)
Asset management fees and other income	—	—	—	40	—
Interest credited to policyholders’ account balances	—	(3,518)	—	—	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances and settlements	—	42	(22)	(776)	—
Other(1)	—	—	—	324	—
Transfers into Level 3(2)	—	8	—	—	—
Transfers out of Level 3(2)	—	(167)	—	—	—

Fair Value, end of period	$26	$16,145	$(1,816)	$(736)	$(194)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$1,398	$—	$(54)
Asset management fees and other income	$—	$—	$—	$40	$—
Interest credited to policyholders’ account balances	$—	$(3,679)	$—	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers into Level 3 for Fixed Maturities Available for Sale—Corporate Securities and—Asset-Backed Securities were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 for Trading Account Assets Supporting Insurance Liabilities-Corporate Securities and—Asset-Backed Securities are due to the use of unobservable inputs within the valuation methodologies and broker quotes (that could not be validated), when previously information from third party pricing services (that could be validated) was utilized.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $18 million of net losses being recorded for the three months ended March 31, 2010 on certain commercial mortgage loans. The carrying value of these loans as of March 31, 2010 was $238 million. Similar commercial mortgage loan reserve adjustments of $52 million in net losses were recorded for the three months ended March 31, 2009. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy. In addition, losses of $4 million were recorded for the three months ended March 31, 2009 related to commercial loans that were carried at the lower of cost or market. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans.

Impairments of $4 million and $23 million were recorded for the three months ended March 31, 2010 and 2009, respectively, on certain cost method investments. The carrying values as of March 31, 2010 and 2009 of these impaired investments are $141 million and $58 million, respectively. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans and long-term debt, still held as of the reporting dates indicated, where the fair value option has been elected.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$(5)	$(19)
Other changes in fair value	$(2)	$(2)
Liabilities:
Long-term debt:
Changes in fair value	$—	$40

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for long-term debt. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. For the three months ended March 31, 2010 and 2009, the Company recorded $6 million and $9 million of interest income, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $359 million and $443 million, respectively, as of March 31, 2010, and $479 million and $556 million, respectively as December 31, 2009. As of March 31, 2010, loans that were in nonaccrual status had fair values of $118 million and aggregate contractual principal amounts of $157 million, respectively.

As of March 31, 2010 the Company no longer has any outstanding debt that is carried at fair value under the fair value option.

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$5,016	$5,081	$5,120	$5,197
Commercial mortgage and other loans(1)	30,760	30,890	31,384	30,693
Policy loans	10,223	11,836	10,146	11,837
Liabilities:
Policyholders’ account balances—investment contracts	$73,861	$74,616	$73,674	$74,353
Short-term and long-term debt(1)	24,707	25,252	24,159	24,054
Debt of consolidated VIEs	413	256	413	239
Bank customer liabilities	1,579	1,594	1,523	1,538

(1)	Includes items carried at fair value under the fair value option.

The fair values presented above for those financial instruments where the carrying amounts and fair values may differ have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Fixed Maturities, held to maturity

The fair values of public fixed maturity securities are generally based on prices from third party pricing services, which are reviewed to validate reasonability. However, for certain public fixed maturity securities and investments in private placement fixed maturity securities, this information is either not available or not reliable. For these public fixed maturity securities the fair value is based on non-binding broker quotes, if available, or determined using a discounted cash flow model or internally developed values. For private fixed maturities fair value is determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Investment Contracts—Policyholders’ Account Balances

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, single premium endowments, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own non-performance risk. For guaranteed investment contracts, funding agreements, structured settlements without life contingencies and other similar products, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. For defined contribution and defined benefit contracts and certain other products the fair value is the market value of the assets supporting the liabilities.

Debt

The fair value of short-term and long-term debt, as well as debt of consolidated VIEs, is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. With the exception of the debt of consolidated VIE’s, these fair values consider the Company’s own non-performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value. Debt of consolidated VIEs is reflected within “Other liabilities.”

A portion of the senior secured notes issued by Prudential Holdings, LLC (the “IHC debt”) is insured by a third-party financial guarantee insurance policy. The effect of the third-party credit enhancement is not included in the fair value measurement of the IHC debt and the methodologies used to determine fair value consider the Company’s own non-performance risk.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company uses “to be announced” (“TBA”) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company to achieve better diversification and to enhance the return on its investment portfolio. TBAs provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. Additionally, pursuant to the Company’s mortgage dollar roll program, TBAs or mortgage-backed securities are transferred to counterparties with a corresponding agreement to repurchase them at a future date. These transactions do not qualify as secured borrowings and are accounted for as derivatives.

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

	March 31, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$7,333	$107	$(459)	$7,793	$101	$(414)
Currency	1,816	22	(8)	1,392	3	(17)
Currency/Interest Rate	2,627	64	(246)	2,452	47	(326)

Total Qualifying Hedge Relationships	$11,776	$193	$(713)	$11,637	$151	$(757)

Non-Qualifying Hedge Relationships
Interest Rate	$103,209	$2,761	$(1,956)	$97,265	$2,545	$(2,129)
Currency	11,334	174	(182)	11,692	223	(220)
Credit	3,537	85	(103)	3,788	259	(110)
Currency/Interest Rate	5,198	156	(197)	5,396	122	(268)
Equity	8,369	442	(105)	7,126	618	(86)

Total Non-Qualifying Hedge Relationships	$131,647	$3,618	$(2,543)	$125,267	$3,767	$(2,813)

Total Derivatives(1)	$143,423	$3,811	$(3,256)	$136,904	$3,918	$(3,570)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $142 million as of March 31, 2010 and a liability of $391 million as of December 31, 2009, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$(13)	$96
Net investment income	(43)	(40)
Interest expense-(increase)/decrease	3	1
Interest credited to policyholder account balances-(increase)/decrease	18	12
Currency
Realized investment gains (losses), net	33	—
Net investment income	(1)	—
Other income	—	2

Total fair value hedges	$(3)	$71

Cash flow hedges
Interest Rate
Interest expense-(increase)/decrease	(5)	(4)
Interest credited to policyholder account balances-(increase)/decrease	(1)	(1)
Accumulated other comprehensive income (loss)(1)	(7)	22
Currency/Interest Rate
Net investment income	(3)	(2)
Other income	(4)	(4)
Accumulated other comprehensive income (loss)(1)	68	19

Total cash flow hedges	$48	$30

Net investment hedges
Currency
Realized investment gains (losses), net(2)	—	9
Accumulated other comprehensive income (loss)(1)	6	110
Currency/Interest Rate
Accumulated other comprehensive income (loss)(1)	38	61

Total net investment hedges	$44	$180

Non-qualifying Hedges
Realized investment gains (losses), net
Interest Rate	409	(540)
Currency	78	194
Currency/Interest Rate	86	31
Credit	(46)	(18)
Equity	(290)	202
Embedded Derivatives (Interest/Equity/Credit)	327	1,279

Total non-qualifying hedges	$564	$1,148

Total Derivative Impact	$653	$1,429

(1)	Amounts deferred in Equity.
(2)	Relates to the sale of equity method investments.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the period ending March 31, 2010 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2009	$(317)
Net deferred gains on cash flow hedges from January 1 to March 31, 2010	46
Amount reclassified into current period earnings	15

Balance, March 31, 2010	$(256)

Using March 31, 2010 values it is anticipated that a pre-tax loss of approximately $25 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending March 31, 2011, offset by amounts pertaining to the hedged items. As of March 31, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 13 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $171 million and $127 million as of March 31, 2010 and December 31, 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$320	$2	$140	$—	$460	$2
2	28	—	303	(1)	331	(1)

Subtotal	348	2	443	(1)	791	1
3	—	—	92	(1)	92	(1)
4	—	—	15	—	15	—
5	—	—	50	—	50	—
6	—	—	—	—	—	—

Subtotal	—	—	157	(1)	157	(1)

Total	$348	$2	$600	$(2)	$948	$—

	December 31, 2009
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$323	$3	$140	$—	$463	$3
2	28	—	303	(3)	331	(3)

Subtotal	351	3	443	(3)	794	—
3	—	—	132	(2)	132	(2)
4	—	—	—	—	—	—
5	—	—	50	(1)	50	(1)
6	—	—	—	—	—	—

Subtotal	—	—	182	(3)	182	(3)

Total	$351	$3	$625	$(6)	$976	$(3)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

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

	March 31, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$45	$—	$45	$—
Utilities	5	—	5	—
Finance	—	—	—	—
Services	28	—	31	—
Energy	20	—	20	—
Transportation	30	—	30	—
Retail and Wholesale	30	—	30	—
Other	190	2	190	3
First to Default Baskets(1)	600	(2)	625	(6)

Total Credit Derivatives	$948	$—	$976	$(3)

(1)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of March 31, 2010 and December 31, 2009 was a liability of $25 million and $22 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $747 million and $723 million at March 31, 2010 and December 31, 2009, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2010 and December 31, 2009, the Company had $2.090 billion and $2.313 billion of outstanding notional amounts, respectively, reported at fair value as an asset of $7 million and an asset of $174 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following table sets forth the income statement impact of derivatives used in a dealer or broker capacity.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Asset management fees and other income
Interest Rate	$(2)	$2
Credit	—	—
Commodity	12	15
Currency	7	9
Equity	3	2

Total asset management fees and other income	$20	$28

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. The Company manages credit risk by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $454 million as of March 31, 2010. In the normal course of business the Company has posted collateral related to these instruments of $376 million as of March 31, 2010. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2010, the Company estimates that it would be required to post a maximum of $78 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees—Off-Balance Sheet Arrangements

The following information presents the Company’s off-balance sheet commitments and guarantees:

Commercial Mortgage Loan Commitments

As of March 31, 2010
(in millions)
Total outstanding mortgage loan commitments	$2,055
Portion of commitment where prearrangement to sell to investor exists	$1,104

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of March 31, 2010
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$3,316
Expected to be funded from separate accounts	$3,891
Portion of separate account commitments with recourse to Prudential Insurance	$1,628

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. Some of the separate account commitments have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Investee Debt

As of March 31, 2010
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$1,888
Amount of above guarantee that is limited to separate account assets	$1,775
Accrued liability associated with guarantee	$—

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fifteen years. At March 31, 2010, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Guarantee of Retail Development Project Costs

As of March 31, 2010
(in millions)
Guarantee of development costs and interest servicing on retail development project	$201
Accrued liability associated with guarantee	$—

The Company has provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee require that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require the Company and its co-owner to jointly and severally paydown the loan balance to the 60% level. The loan-to-value ratio, based on a December 2009 appraisal plus additional costs to the development in 2010, is 53.5%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. The Company’s exposure under the guarantee assumes the co-owner honors its joint guarantee.

Indemnification of Securities Lending Transactions

As of March 31, 2010
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$10,742
Fair value of related collateral associated with above indemnifications	$11,039
Accrued liability associated with guarantee	$—

In the normal course of business, the Company may facilitate securities lending transactions on behalf of mutual funds and separate accounts for which the Company is the investment advisor and/or the asset manager.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In certain of these arrangements, the Company has provided an indemnification to the mutual funds or separate accounts to hold them harmless against losses caused by counterparty (i.e., borrower) defaults associated with the securities lending activity facilitated by the Company. Collateral is provided by the counterparty to the mutual fund or separate account at the inception of the loan equal to or greater than 102% of the fair value of the loaned securities and the collateral is maintained daily at 102% or greater of the fair value of the loaned securities. The Company is only at risk if the counterparty to the securities lending transaction defaults and the value of the collateral held is less than the value of the securities loaned to such counterparty. The Company believes the possibility of any payments under these indemnities is remote.

Credit Derivatives Written

As of March 31, 2010
(in millions)
Credit derivatives written—maximum amount at risk	$948
Accrued amount associated with guarantee	$—

As discussed in Note 14, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives listed above assumes the value of the underlying referenced securities become worthless. These credit derivatives generally have maturities of five years or less.

Guarantees of Asset Values

As of March 31, 2010
(in millions)
Guaranteed value of third parties assets	$12,087
Fair value of collateral supporting these assets	$12,347
Accrued liability associated with guarantee	$1

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of March 31, 2010
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$219
Fair value of properties and associated tax credits that secure the guarantee	$272
Accrued liability associated with guarantee	$—

The Company arranges for credit enhancements of certain debt instruments that provide financing primarily for affordable multi-family real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. The remaining contractual maturities for these guarantees are up to fifteen years. The Company’s obligations to reimburse required credit enhancement payments are secured by mortgages on the related real

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

estate. The Company receives certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider.

Indemnification of Serviced Mortgage Loans

As of March 31, 2010
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,072
First-loss exposure portion of above	$344
Accrued liability associated with guarantees	$30

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,274 million of mortgages subject to these loss-sharing arrangements as of March 31, 2010, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2010, these mortgages had an average debt service coverage ratio of 1.71 times and an average loan-to-value ratio of 72%. The Company had no losses related to the indemnifications that were settled in the first three months of 2010 or 2009.

Contingent Consideration

As of March 31, 2010
(in millions)
Maximum potential contingent consideration associated with acquisitions	$112

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. These arrangements will be resolved over the following four years. Any such payments would result in increases in intangible assets, such as goodwill.

Other Guarantees

As of March 31, 2010
(in millions)
Other guarantees where amount can be determined	$255
Accrued liability for other guarantees and indemnifications	$8

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liabilities identified above do not include retained liabilities associated with sold businesses.

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

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to subprime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street agreed to pay approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that will be distributed to injured investors. Consequently, State Street agreed to pay PRIAC, for deposit into its separate accounts, approximately $52.5 million within 14 days of the entry of a final judgment by the United States District Court for the District of Massachusetts. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In February 2010, the United States District Court for the District of Massachusetts entered final judgment and, in March 2010, in compliance with the court order, State Street paid PRIAC approximately $52.5 million, the penalty portion of which (approximately $8.4 million) will be distributed to affected PRIAC clients.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Securities

Prudential Securities was a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business, captioned In re: Initial Public Offering Securities Litigation, alleging, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. In September 2009, the court entered a final order approving settlement of In re: Initial Public Offering Securities Litigation. In October 2009, an objector filed a notice of appeal challenging the certification of the settlement class. The appeal is pending before the United States Court of Appeals for the Second Circuit.

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a resolution of the previously disclosed regulatory and criminal investigations into deceptive market related activities involving PEG’s former Prudential Securities operations. The settlements relate to conduct that generally occurred between 1999 and 2003 involving certain former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities. In connection with the resolution of the investigations, PEG entered into separate settlements with each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division, SEC, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the NYAG. These settlements resolve the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million was paid in fines and penalties. Pursuant to the settlements, PEG retained, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. The plan has been accepted and distribution of the Fair Fund has begun. In addition, as part of the settlements, PEG agreed, among other things, to continue to cooperate with the above named authorities in any

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. In connection with the settlements, the Company agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures. The settlement documents include findings and admissions that may adversely affect existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s businesses.

In addition to the regulatory proceedings described above that were settled in 2006, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. In July 2006, in one of the consolidated mutual fund actions, Saunders v. Putnam American Government Income Fund, et al., the United States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against Prudential Securities. In August 2006, the second amended complaint was filed alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts. In June 2008, the Company was dismissed with prejudice from the remaining actions consolidated in In re: Mutual Fund Investment Litigation other than Saunders v. Putnam American Government Income Fund, et al. In July 2008, the Company moved for summary judgment and plaintiffs moved for class certification in Saunders. In May 2010, in Saunders, plaintiffs moved for preliminary approval of class settlements with all defendants, including Prudential Securities, and for certification of a settlement class.

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

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with subprime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and rescission damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer. In June 2009, Pinchuk was voluntarily dismissed and the Haddock and Bauer matters were consolidated. In July 2009, an amended consolidated complaint was filed that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage backed securities, but does not include prior claims regarding goodwill impairments. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors. In September 2009, defendants filed a motion to dismiss the complaint. The motion is pending.

Other

In October 2006, a class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential Insurance failed to pay overtime to insurance agents who were registered representatives in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of California and federal law and seeks compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. In January 2009, an amended complaint was filed in the consolidated matter which adds wage claims based on the laws of thirteen additional states. In March 2009, a second amended complaint was filed which dropped the breach of contract claims. The Company moved to dismiss certain of the state claims in the consolidated complaint. In December 2009, certain of the state claims were dismissed. In February 2010, Prudential moved to decertify the federal wage and hour class conditionally certified in March 2008, and moved for summary judgment as to the federal wage and hour claims of the named plaintiffs.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2010 and December 31, 2009 (in millions)

	March 31, 2010			December 31, 2009
	Financial Services Business	Closed Block Business	Consolidated	Financial Services Business	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$136,792	$43,658	$180,450	$132,694	$42,531	$175,225
Fixed maturities, held to maturity, at amortized cost	5,016	—	5,016	5,120	—	5,120
Trading account assets supporting insurance liabilities, at fair value	16,683	—	16,683	16,020	—	16,020
Other trading account assets, at fair value	3,222	149	3,371	2,866	167	3,033
Equity securities, available for sale, at fair value	3,824	3,264	7,088	3,810	3,085	6,895
Commercial mortgage and other loans	22,557	8,203	30,760	23,021	8,363	31,384
Policy loans	4,825	5,398	10,223	4,728	5,418	10,146
Other long-term investments	4,340	1,620	5,960	4,359	1,545	5,904
Short-term investments	5,826	1,098	6,924	5,487	1,338	6,825

Total investments	203,085	63,390	266,475	198,105	62,447	260,552
Cash and cash equivalents	8,996	630	9,626	12,451	713	13,164
Accrued investment income	1,657	711	2,368	1,668	654	2,322
Deferred policy acquisition costs	13,962	756	14,718	13,751	827	14,578
Other assets	15,597	456	16,053	15,222	291	15,513
Separate account assets	182,621	—	182,621	174,074	—	174,074

TOTAL ASSETS	$425,918	$65,943	$491,861	$415,271	$64,932	$480,203

LIABILITIES AND EQUITY LIABILITIES
Future policy benefits	$74,103	$51,640	$125,743	$73,931	$51,776	$125,707
Policyholders’ account balances	96,082	5,569	101,651	96,078	5,588	101,666
Policyholders’ dividends	256	1,531	1,787	328	926	1,254
Securities sold under agreements to repurchase	2,969	3,142	6,111	2,985	3,048	6,033
Cash collateral for loaned securities	2,380	800	3,180	2,323	840	3,163
Income taxes	4,563	(504)	4,059	4,665	(651)	4,014
Short-term debt	3,066	—	3,066	3,122	—	3,122
Long-term debt	19,891	1,750	21,641	19,287	1,750	21,037
Other liabilities	13,760	736	14,496	13,790	614	14,404
Separate account liabilities	182,621	—	182,621	174,074	—	174,074

Total liabilities	399,691	64,664	464,355	390,583	63,891	454,474

COMMITMENTS AND CONTINGENT LIABILITIES EQUITY
Accumulated other comprehensive income(loss)	403	217	620	(574)	131	(443)
Other attributed equity	25,318	1,062	26,380	24,728	910	25,638

Total attributed equity	25,721	1,279	27,000	24,154	1,041	25,195

Noncontrolling interests	506	—	506	534	—	534

Total equity	26,227	1,279	27,506	24,688	1,041	25,729

TOTAL LIABILITIES AND EQUITY	$425,918	$65,943	$491,861	$415,271	$64,932	$480,203

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended March 31, 2010 and 2009 (in millions)

	Three Months Ended March 31,
	2010			2009
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$3,531	$711	$4,242	$3,261	$773	$4,034
Policy charges and fee income	816	—	816	726	—	726
Net investment income	2,074	800	2,874	2,062	787	2,849
Asset management fees and other income	964	7	971	763	15	778
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(758)	(491)	(1,249)	(1,082)	(773)	(1,855)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	542	453	995	658	592	1,250
Other realized investment gains (losses), net	331	312	643	997	(254)	743

Total realized investment gains (losses), net	115	274	389	573	(435)	138

Total revenues	7,500	1,792	9,292	7,385	1,140	8,525

BENEFITS AND EXPENSES
Policyholders’ benefits	3,403	840	4,243	3,429	912	4,341
Interest credited to policyholders’ account balances	1,200	35	1,235	1,134	35	1,169
Dividends to policyholders	26	491	517	(4)	3	(1)
General and administrative expenses	2,114	167	2,281	2,853	160	3,013

Total benefits and expenses	6,743	1,533	8,276	7,412	1,110	8,522

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	757	259	1,016	(27)	30	3

Income tax expense (benefit)	255	98	353	(13)	11	(2)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	502	161	663	(14)	19	5
Equity in earnings of operating joint ventures, net of taxes	10	—	10	(6)	—	(6)

INCOME (LOSS) FROM CONTINUING OPERATIONS	512	161	673	(20)	19	(1)
Income (loss) from discontinued operations, net of taxes	(2)	—	(2)	4	—	4

NET INCOME (LOSS)	510	161	671	(16)	19	3
Less: Loss attributable to noncontrolling interests	(26)	—	(26)	(11)	—	(11)

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$536	$161	$697	$(5)	$19	$14

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 6 to the Unaudited Interim Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed below) and related unamortized debt issuance costs, as well as an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance and Investments divisions and Corporate and Other operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2010, compared with December 31, 2009, and its consolidated results of operations for the three months ended March 31, 2010 and 2009. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $693 billion of assets under management as of March 31, 2010, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Our financial condition and results of operations for the three months ended March 31, 2010 reflect the following:

•	Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the three months ended March 31, 2010 was $536 million.

•

Pre-tax net realized investment losses and related adjustments of the Financial Services Businesses in the first quarter of 2010 were $55 million, primarily reflecting other-than-temporary impairments of fixed maturity and equity securities of $282 million, partially offset by net increases in the fair value of derivatives used in investment duration management and hedging programs.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $2.429 billion as of March 31, 2010, compared to net unrealized gains of $998 million as of December 31, 2009. Gross unrealized gains increased from $5.387 billion as of December 31, 2009 to $6.131 billion as of March 31, 2010 and gross unrealized losses decreased from $4.389 billion to $3.702 billion for the same periods as credit spreads tightened across most asset classes and other-than-temporary impairments were recognized, while risk-free rates remained relatively flat. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $620 million as of March 31, 2010, compared to net unrealized gains of $7 million as of December 31, 2009.

•

Individual Annuity total account value as of March 31, 2010 was at a record high. Individual Annuity gross sales in the first quarter of 2010 were $4.9 billion, an increase from $2.2 billion in the prior year quarter, and net sales in the first quarter of 2010 were $3.2 billion, an increase from $643 million in the prior year quarter.

•

Full Service Retirement continued to have net additions, reflecting gross deposits and sales of $5.6 billion and net additions of $1.1 billion in the first quarter of 2010, compared to gross deposits and sales of $10.5 billion and net additions of $6.3 billion in the prior year quarter.

•

We also continued to have positive net flows in our asset management business, as well as solid sales in our domestic insurance businesses and record-high sales in our international insurance business in the first quarter of 2010.

•	As of March 31, 2010, Prudential Financial, the parent holding company, had cash and short-term investments of $3.459 billion.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three months ended March 31, 2010 and 2009 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$260	$17
Retirement	171	159
Asset Management	83	(1)
Individual Life	91	40
Group Insurance	53	93
International Insurance	484	425
International Investments	12	7
Corporate and Other	(202)	(175)
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(55)	(707)
Charges related to realized investment gains (losses), net	(29)	44
Investment gains (losses) on trading account assets supporting insurance liabilities, net	252	145
Change in experience-rated contractholder liabilities due to asset value changes	(320)	(45)
Divested businesses	(7)	(32)
Equity in earnings of operating joint ventures	(36)	3

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	757	(27)
Income from continuing operations before income taxes for Closed Block Business	259	30

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,016	$3

Results for the three months ended March 31, 2010 presented above reflect the following:

•

Individual Annuities segment results for the first quarter of 2010 increased in comparison to the first quarter of 2009 primarily reflecting the impact of improved market conditions. Included in the increase was a favorable variance of $401 million related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, largely reflecting unfavorable financial market conditions in the year-ago quarter. Results also benefited from an increase in fee income resulting from higher variable annuity asset balances invested in separate accounts driven by market appreciation and positive net flows. In addition, results for the first quarter of 2010 include a net benefit of $25 million from refinements based on review and settlement of reinsurance contracts related to acquired business. These favorable variances were partially offset by a $191 million unfavorable variance from the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, net of amortization of deferred policy acquisition and other costs, primarily driven by a reduction in the liabilities in the first quarter of 2009 to reflect the market-perceived risk of our own non-performance reflecting the financial market conditions at that time. Also serving as a partial offset to the favorable variance were mark-to-market losses of $54 million in the first quarter of 2010 related to derivative positions associated with our capital hedging program.

•

Retirement segment results for the first quarter of 2010 increased in comparison to the first quarter of 2009 driven by higher asset based fees due to an increase in average full service fee-based retirement account values, primarily resulting from market appreciation. Also contributing to the increase in results were improved investment results primarily driven by crediting rate reductions in our full service stable value products. These increases were partially offset by an unfavorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, primarily driven by a reduction in the liability in the first quarter of 2009 to reflect the market-perceived risk of our own non-performance reflecting the financial market conditions at that time.

•

Asset Management segment results in the first quarter of 2010 increased from the first quarter of 2009 largely due to improved investment results from the segment’s proprietary investing activities, increased asset management fees, and increased performance based incentive fees primarily related to institutional real estate funds. These items were partially offset by a decline in results from the segment’s commercial mortgage activities.

•

Individual Life segment results for the first quarter of 2010 increased from the first quarter of 2009, primarily due to lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, largely reflecting the impact of unfavorable financial market conditions in the first quarter of 2009 on both separate account fund performance and policyholder persistency.

•

Group Insurance segment results declined in the first quarter of 2010, compared to the first quarter of 2009 reflecting unfavorable claims experience in our group life business, as well as an increase in operating expenses primarily to support additional investment in disability operations and expansion to dental coverage plans.

•

International Insurance segment results for the first quarter of 2010 improved from the first quarter of 2009. Results from the segment’s Life Planner operations improved in the 2010 period, reflecting the continued growth of our Japanese Life Planner operations, favorable mortality experience, and lower general and administrative expenses. Results from the segment’s Gibraltar Life operation improved in the first quarter of 2010, benefiting from $6 million of earnings from the acquired former business of Yamato Life, as well as lower expenses and higher earnings from growth in our multi-currency fixed annuities products which are primarily denominated in U.S. dollars.

•

International Investments segment results for the first quarter of 2010 improved from the first quarter of 2009 primarily reflecting improved results in the segment’s global commodities business, as well as increased asset based fees in the segment’s asset management businesses.

•

Corporate and Other operations resulted in an increased loss for the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased interest expense, net of investment income, reflecting a greater level of capital debt, and higher expenses, partially offset by improved results in our real estate and relocation services business.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the first quarter of 2010 amounted to a loss of $55 million, primarily reflecting other-than-temporary impairments of fixed maturity securities and equity securities of $282 million partially offset by increases in the fair value of derivatives used in investment duration management and hedging programs.

•

Income from continuing operations before income taxes in the Closed Block Business increased $229 million in the first quarter of 2010 compared to the first quarter of 2009, primarily reflecting net realized investment gains in 2010, compared to losses in 2009, partially offset by income in the first quarter of 2009 related to the change in the cumulative earnings policyholder dividend obligation.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions:

•	Deferred policy acquisition costs;

•	Goodwill;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

A discussion of each of the critical accounting estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2009, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Accounting Pronouncements Adopted

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of updated authoritative guidance for fair value disclosures, consolidation of variable interest entities, and accounting for the transfer of financial assets.

Recently Issued Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of recently issued accounting pronouncements, including updated authoritative guidance for embedded credit derivatives.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$249	$(12)
Retirement	250	(58)
Asset Management	67	(18)

Total U.S. Retirement Solutions and Investment Management Division	566	(88)
Individual Life	70	9
Group Insurance	58	(8)

Total U.S. Individual Life and Group Insurance Division	128	1
International Insurance	211	22
International Investments	(1)	(2)

Total International Insurance and Investments Division	210	20
Corporate and Other	(147)	40

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	757	(27)
Income tax expense (benefit)	255	(13)

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	502	(14)
Equity in earnings of operating joint ventures, net of taxes	10	(6)

Income (loss) from continuing operations for Financial Services Businesses	512	(20)
Income (loss) from discontinued operations, net of taxes	(2)	4

Net income (loss)—Financial Services Businesses	510	(16)
Less: Income (loss) attributable to noncontrolling interests	(26)	(11)

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$536	$(5)

Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$1.17	$—
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$1.16	$—
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock	$1.16	$0.01
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock	$1.15	$0.01

Closed Block Business:
Income from continuing operations before income taxes for Closed Block Business	$259	$30
Income tax expense	98	11

Income from continuing operations for Closed Block Business	161	19
Income from discontinued operations, net of taxes	—	—

Net income—Closed Block Business	161	19
Less: Income attributable to noncontrolling interests	—	—

Net income of Closed Block Business attributable to Prudential Financial, Inc.	$161	$19

Basic and diluted income from continuing operations attributable to Prudential
Financial, Inc. per share—Class B Stock	$75.50	$4.00
Basic and diluted net income attributable to Prudential Financial, Inc. per share—
Class B Stock	$75.50	$4.00

Consolidated:

Net income attributable to Prudential Financial, Inc.	$697	$14

Results of Operations—Financial Services Businesses

2010 to 2009 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses increased $532 million, from a loss of $20 million in the first quarter of 2009 to income of $512 million in the first quarter of 2010. Results in the first quarter of 2009 include pre-tax losses in our general account, reflecting the impact of unfavorable market conditions in the prior year quarter on our investment portfolio. Also contributing to the increase in income was a favorable variance related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for our variable annuity products, largely reflecting unfavorable market conditions in the prior year quarter. In addition, results in 2010 include a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations. Partially offsetting these items was an unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with certain variable annuity products. This variance was largely driven by changes in our adjustment to the embedded derivative liabilities for market-perceived non-performance risk, and resulted in a related decrease in the amortization of deferred policy acquisition and other costs. On a diluted per share basis, income (loss) from continuing operations attributable to the Financial Services Businesses for the three months ended March 31, 2010 of $1.16 per share of Common Stock increased from $0.00 per share of Common Stock for the three months ended March 31, 2009. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $10 million for the three months ended March 31, 2010, compared to $11 million for the three months ended March 31, 2009. As described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

Results of Operations—Closed Block Business

2010 to 2009 Three Month Comparison. Income from continuing operations for the Closed Block Business for the three months ended March 31, 2010, was $161 million, or $75.50 per share of Class B Stock, compared to $19 million, or $4.00 per share of Class B Stock, for the three months ended March 31, 2009. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $10 million for the three months ended March 31, 2010, compared to $11 million for the three months ended March 31, 2009. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

See Note 11 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating income.

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating results:
Revenues	$873	$1,892
Benefits and expenses	613	1,875

Adjusted operating income	260	17
Realized investment gains (losses), net, and related adjustments(1)	25	(22)
Related charges(1)(2)	(36)	(7)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$249	$(12)

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $243 million, from $17 million in the first quarter of 2009 to $260 million in the first quarter of 2010. As shown in the following table, adjusted operating income for the first quarter of 2010 included $74 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $327 million of charges included in the first quarter of 2009, resulting in a $401 million favorable variance. This variance primarily reflects the market conditions that existed in the respective periods and are discussed individually in more detail below.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$14	$29	$43	$(137)	$(167)	$(304)
Quarterly adjustment for current period experience	7	24	31	25	(48)	(23)

Total	$21	$53	$74	$(112)	$(215)	$(327)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

Also included within the increase in adjusted operating income was an increase in fee income, driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account assets was due to net market appreciation, positive net flows, and transfers of balances from fixed income investments backed by our general account to the separate accounts between the first quarter of 2009 and the first quarter of 2010. The transfer of balances from fixed income investments backed by our general account relates to an automatic rebalancing element, also referred to as an asset transfer feature, in some of our optional living benefit features, which, as part of the overall product design, transferred approximately $3.8 billion out of the fixed income investments backed by our general account to the separate accounts from April 1, 2009 through March 31, 2010 due to market improvements. In addition, results for the first quarter of 2010 include a net benefit of $25 million from refinements based on review and settlement of reinsurance contracts related to acquired business. Partially offsetting the increases in adjusted operating income is a $1,150 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, including changes in the market-perceived risk of our non-performance, reflecting a benefit of $168 million in the first quarter of 2010 compared to a benefit of $1,318 million in the first quarter of 2009. A corresponding decrease in current period gross profits related to this unfavorable variance led to an offsetting decrease in the amortization of deferred policy acquisition and other costs of $959 million for a net unfavorable variance quarter over quarter in adjusted operating income of $191 million. A further discussion of the results of the mark-to-market of embedded derivatives and related hedge positions for both periods can be found below. Also serving as a partial offset to the increase in adjusted operating income were $54 million of mark-to-market losses related to derivative positions associated with our capital hedging program, which we began in the second quarter of 2009, also further discussed below. In addition, investment results declined driven by lower average annuity account values in investments backed by our general account resulting from transfers of balances to the separate accounts as discussed above partly offset by higher net spreads driven by lower crediting rates on general account liabilities resulting from rate reductions in the first quarter of 2010.

The $43 million of benefits in the first quarter of 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The actual rate of return on annuity account values for the first quarter of 2010 was 3.4% compared to our expected rate of return of 2.0%. The better than expected market returns increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return for the first quarter of 2010, for most contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the lower rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods.

The $304 million charge in the first quarter of 2009 is attributable to a similar but opposite impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. The actual rate of return on variable annuity account values for the first quarter of 2009 was (4.5)% compared to our expected rate of return of 2.5%. In addition, the $137 million increase in amortization of deferred policy acquisition and other costs for the first quarter of 2009 includes a $73 million charge to impair the entire remaining balance of valuation of business acquired, or VOBA, related to the variable annuity contracts acquired from Allstate. The additional charge was required in the first quarter of 2009, as the declines in estimated future gross profits related to market performance caused the present value of estimated gross profits for these contracts to fall below zero. Since the VOBA balance was completely impaired for these contracts, it cannot be reestablished for market value appreciation in subsequent periods.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. The future projected return across all contract groups is 7.9% per annum as of March 31, 2010. Beginning in the fourth quarter of 2008 and continuing through the first quarter of 2010, the projected future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return under the reversion to the mean approach is 9.7% for the first quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned future projected four year return of 7.9%, but less than the maximum future rate of return of 9.7%, may still result in increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The quarterly adjustments for current period experience shown in the table above reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs in the first quarter of 2010 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the net benefit in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first quarter of 2010 primarily reflects a reserve release for a large group of in force contracts where the death benefit guarantee expired in the current quarter. The experience true-up adjustments for deferred policy acquisition and other costs in the first quarter of 2009 reflects a reduction in amortization due to better than expected gross profits, resulting primarily from the net benefit in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features offset by lower than expected fee income. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first quarter of 2009 primarily reflects lower than expected fee income and lower than expected lapses, as well as higher actual contract guarantee claims costs.

As shown in the following table, the net $191 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features referred to above reflects a gross benefit of $168 million partially offset by related amortization of deferred acquisition and other costs of $98 million in the first quarter of 2010 compared to a gross benefit of $1,318 million partially offset by related amortization of deferred acquisition and other costs of $1,057 million in the first quarter of 2009.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Decrease in the embedded derivative liabilities resulting from updates to inputs used in the valuation of the liability	$52	$1,311
Decrease in the fair value of the embedded derivative liabilities	230	91
Change in fair value of hedge positions	(114)	(84)

Net benefit in the mark-to-market of embedded derivatives and related hedge positions	$168	$1,318

Related benefit/(charge) to amortization of DAC and other costs	$(98)	$(1,057)

As shown above, results for both periods include the impact of updates to the inputs used in the valuation of the embedded derivative liabilities. The first quarter of 2009 decrease in the embedded derivative liability of $1,311 million included a $1,219 million benefit related to an update to reflect a market-perceived increase in our own risk of non-performance and a $92 million benefit driven by an update of the equity volatility assumption to better match the actual equity indices referenced. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of our insurance subsidiaries, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The first quarter of 2010 includes a $52 million benefit related to this update to reflect the market’s perception of our own risk of non-performance primarily driven by a policy refinement to apply the non-performance risk adjustment at an individual contract level rather than contract group level. The decrease in the benefit from our market perceived non-performance risk in the first quarter of 2010 compared to the first quarter of 2009 is due to a decrease in the fair value of the embedded derivative liabilities reflecting a decrease in future expected benefit payments, resulting from an increase in policyholder account balances due to equity market appreciation, and a decrease in the additional spread over LIBOR, reflecting general credit spread tightening.

Excluding the benefit related to updates of the inputs used in the valuation of the embedded derivatives as discussed above, the hedging activities resulted in a $116 million benefit in the first quarter of 2010, reflecting a $230 million benefit related to the change in the fair value of the embedded derivatives, partially offset by a $114 million charge related to the change in the fair value of the related hedge positions. The hedging activities in the first quarter of 2009, excluding similar assumption updates, resulted in a $7 million benefit, reflecting a $91 million benefit related to the change in the fair value of the embedded derivatives, partially offset by an $84 million charge related to the change in the fair value of the related hedge positions. Variances for both periods are primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see Note 13 to the Unaudited Interim Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in their original pricing, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. Together with certain product design elements, our hedging program is designed to limit our exposure to the equity market, interest rate, and market volatility risk inherent in the living benefit features of certain variable annuity products, as part of our overall risk management strategy. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, which are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. In the first quarter of 2010, favorable market conditions resulted in an overall improvement in our capital position, which was partially offset by $54 million of mark-to-market losses on the capital hedges.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $1,019 million, from $1,892 million in the first quarter of 2009 to $873 million in the first quarter of 2010. Policy charges and fees and asset management fees and other income decreased $989 million, including a $1,150 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above, and $54 million of mark-to-market losses related to derivative positions associated with our capital hedging programs. These unfavorable variances were partially offset by an increase in fee income of $209 million driven by higher average variable annuity asset balances invested in separate accounts and includes a benefit in the first quarter of 2010 from refinements based on review and settlement of reinsurance contracts related to acquired business as discussed above. The increase in average separate account asset balances was due to net market appreciation, positive net flows, and the transfer of balances from the fixed income investments backed by our general account to the separate accounts relating to an automatic rebalancing element in some of our optional living benefit features. Also contributing to the decrease in revenues was a decrease in net investment income of $50 million, reflecting lower average annuity account values in investments backed by our general account also resulting from these transfers.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $1,262 million, from $1,875 million in the first quarter of 2009 to $613 million in the first quarter of 2010. Absent the $959 million decrease in the amortization of deferred policy acquisition and other costs due to the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features discussed above and the net $401 million impact related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, benefits and expenses increased $98 million. On this basis, general and administrative expenses, net of capitalization, increased $76 million primarily driven by higher distribution and asset management costs, reflecting higher average variable annuity asset balances invested in separate accounts and higher variable annuity sales. The amortization of deferred policy acquisition costs, on this basis, increased $11 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Also on this basis, lower interest credited to policyholders’ account balances driven by lower average annuity account values in investments backed by our general account was mostly offset by higher amortization of deferred sales inducements, reflecting the impact of higher gross profits primarily from fee income as mentioned above.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Variable Annuities(1):
Beginning total account value	$80,519	$60,007
Sales	4,867	2,108
Surrenders and withdrawals	(1,670)	(1,443)

Net sales	3,197	665
Benefit Payments	(266)	(256)

Net flows	2,931	409
Change in market value, interest credited and other activity(2)	2,288	(2,269)
Policy charges	(359)	(205)

Ending total account value(3)	$85,379	$57,942

Fixed Annuities:
Beginning total account value	$3,452	$3,295
Sales	30	55
Surrenders and withdrawals	(48)	(77)

Net redemptions	(18)	(22)
Benefit Payments	(57)	(43)

Net flows	(75)	(65)
Interest credited and other activity(2)	363	33
Policy charges	(1)	—

Ending total account value	$3,739	$3,263

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	Includes cumulative reclassification of $267 million in the first quarter of 2010 from variable annuity to fixed annuity account values to conform presentation of certain contracts in annuitization status.
(3)	As of March 31, 2010, variable annuity account values are invested in equity funds ($47 billion or 55%), bond funds ($17 billion or 20%), market value adjusted or fixed rate options ($10 billion or 12%), and other ($11 billion or 13%).

2010 to 2009 Three Month Comparison. Total account values for fixed and variable annuities amounted to $89.1 billion as of March 31, 2010, an increase of $5.1 billion from December 31, 2009. The increase came primarily from positive variable annuity net flows and increases in the market value of customers’ variable annuities due to equity market appreciation. Total account values as of March 31, 2010 increased $27.9 billion from March 31, 2009, primarily due to increases in the market value of customers’ variable annuities due to equity market improvements and positive variable annuity net flows. Individual variable annuity gross sales momentum continued in the first quarter of 2010 as sales increased by $2.8 billion, from $2.1 billion in the first quarter of 2009 to $4.9 billion in the first quarter of 2010. The increase reflects our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value as well as the further expansion of our distribution networks. Additionally, we have benefited from some of our competitors implementing product modifications to increase pricing and scale back product features due to market disruptions in late 2008 and the first half of 2009. We remain competitively positioned relative to our competitors going forward and expect this will provide us an attractive risk and profitability profile, as all currently-offered optional living benefit features include the automatic rebalancing element described below. Individual variable annuity surrenders and withdrawals increased by $0.2 billion, from $1.4 billion in the first quarter of 2009 to $1.6 billion in the first quarter of 2010, reflecting the overall impact of higher account values in the current period due to market appreciation.

Variable Annuity Net Amount at Risk

As a result of the volatility and disruption in the global financial markets, in recent years we have seen significant volatility in the net amounts at risk embedded in our variable annuity products with riders that include optional living and guaranteed minimum death benefit features. The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. As part of our risk management strategy we hedge or limit our exposure to certain of the risks associated with our variable annuity products, primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. The rate of return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact on any capital markets risks that we hedge, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by our general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on contractholders’ total account value. In general, negative investment performance results in transfers to fixed income investments backed by our general account or separate account bond portfolio, and positive investment performance results in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our latest offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element.

Variable annuity account values with living benefit features were $57.5 billion, $52.5 billion and $33.2 billion as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The following table sets forth the account values of our variable annuities with living benefit features and the net amount at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	March 31, 2010		December 31, 2009		March 31, 2009
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element(1)	$39,786	$1,104	$34,901	$1,061	$19,124	$1,514
No automatic rebalancing element	17,726	2,479	17,570	2,785	14,087	5,917

Total variable annuity account values with living benefit features	$57,512	$3,583	$52,471	$3,846	$33,211	$7,431

(1)	As of March 31, 2010, December 31, 2009 and March 31, 2009, asset values that have rebalanced to fixed income investments backed by our general account or a separate account bond portfolio due to the automatic rebalancing element represent 19% or $7.7 billion of the $39.8 billion total account value, 23% or $8.2 billion of the $34.9 billion total account value, and 77% or $14.7 billion of the $19.1 billion total account value, respectively.

The increase in account values which included an automatic rebalancing element reflects the impact of improving market conditions as well as sales of our latest products offerings, as illustrated above. As of March 31, 2010, approximately 69% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 67% and 58% as of December 31, 2009 and March 31, 2009, respectively.

Improving market conditions also drove the decline in total net amount at risk. As of March 31, 2010, approximately 31% of the net amount at risk associated with variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 28% and 20% as of December 31, 2009 and March 31, 2009, respectively.

Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. All of the $57.5 billion, $52.5 billion and $33.2 billion of variable annuity account values with living benefit features as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively, also contain guaranteed minimum death benefits. An additional $24.5 billion, $24.4 billion and $21.3 billion of variable annuity account values, respectively, contain guaranteed minimum death benefits, but no living benefit features. Certain account values with guaranteed minimum death benefits are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. The following table sets forth the account values of our variable annuities with guaranteed minimum death benefits and the net amount at risk of the guaranteed minimum death benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	March 31, 2010		December 31, 2009		March 31, 2009
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element	$39,786	$719	$34,901	$800	$19,124	$1,843
No automatic rebalancing element	42,201	6,786	41,975	7,798	35,397	16,093

Total variable annuity account values with death benefit features	$81,987	$7,505	$76,876	$8,598	$54,521	$17,936

As of March 31, 2010, approximately 49% of variable annuity account values with guaranteed minimum death benefits were affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element, compared to 45% and 35% as of December 31, 2009 and March 31, 2009, respectively. As of March 31, 2010, approximately 10% of the net amount at risk associated with variable annuity account values with guaranteed minimum death benefits was affected by an automatic rebalancing element in the product design, compared to 9% and 10% as of December 31, 2009 and March 31, 2009, respectively.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating results:
Revenues	$1,132	$1,208
Benefits and expenses	961	1,049

Adjusted operating income	171	159
Realized investment gains (losses), net, and related adjustments(1)	150	(318)
Related charges(2)	(3)	1
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	196	197
Change in experience-rated contractholder liabilities due to asset value changes(4)	(264)	(97)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$250	$(58)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $12 million, from $159 million in the first quarter of 2009 to $171 million in the first quarter of 2010, reflecting an increase in adjusted operating income for our full service business of $18 million partially offset by a decrease in adjusted operating income for our institutional investment products business of $6 million.

The increase in our full service business was primarily related to higher asset based fees driven by an increase in average full service fee-based retirement account values primarily resulting from market appreciation and positive net additions. Also contributing to the increase in the full service business were improved investment results, driven by higher net spreads due to the impact of lower crediting rates on general account liabilities, resulting from rate resets in the third quarter of 2009 and first quarter of 2010. Our ability to maintain current net spreads, which are impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing, and the minimum guaranteed crediting rates on our general account stable value products, may affect investment results in future periods. Partially offsetting these increases was a $22 million unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions related to guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, reflecting a benefit of $3 million in the first quarter of 2010 compared to a benefit of $25 million in the first quarter of 2009. The benefit in the first quarter of 2009 was primarily driven by a $23 million benefit related to an update of the inputs used in the valuation of the embedded derivative to reflect a market-perceived increase in our non-performance in the valuation of the embedded derivatives associated with the guaranteed minimum withdrawal benefits. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of our insurance subsidiaries, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liability to reflect an increase in the market-perceived risk of our non-performance, thereby reducing the value of the liability. The corresponding decrease in current period gross profits related to the $22 million unfavorable variance in the mark-to-market on embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits led to an offsetting decrease in the amortization of deferred policy acquisition costs of $10 million.

The decrease in our institutional investment products business primarily reflects a less favorable benefit from reserve refinements, primarily due to a smaller benefit in the first quarter of 2010 related to updates of client census data on our group annuity blocks of business, as well as less favorable case experience related to our group annuity blocks of business. Partially offsetting this decrease were improved investment results primarily due to increased net settlements on interest rate swaps used to manage the duration of the investment portfolio. The increase in net swap settlements resulted from the generally favorable impact of lower interest rates on the swaps used to manage the duration of the investment portfolio and a higher notional amount of those swaps. As we continued to manage the duration gap between assets and liabilities within our risk management framework, the use of interest rate swaps to increase the duration of the investment portfolio grew in 2009 as the duration of the investment portfolio excluding the impact of swaps declined. The investment portfolio duration has generally declined relative to the liabilities as a result of purchases of fixed income securities with shorter duration than the duration of our liabilities and higher levels of cash and short-term investments. Partially offsetting this increase in investment results was the impact of a lower base of invested assets in our general account reflecting scheduled withdrawals of our guaranteed investment products. Investment results in future periods may be negatively impacted if we are unable to replace scheduled maturities of guaranteed investment products with new additions. For further discussion of our sales, see “—Sales results and account values.”

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $76 million, from $1,208 million in the first quarter of 2009 to $1,132 million in the first quarter of 2010. Net investment income decreased $64 million, primarily reflecting a smaller base of invested assets related to our general account guaranteed investment products due to scheduled maturities, and lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments. Partially offsetting these declines were increases in net investment income from a larger base of invested assets in our full service business, primarily driven by participant transfers from our equity based separate account and mutual fund products to our general account stable value products. Also contributing to the decrease in revenues was a decrease in premiums of $49 million, driven by lower life-contingent structured settlement sales which resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below.

Partially offsetting these decreases was a $37 million increase in policy charges and fee income and asset management fees and other income, primarily relating to higher net settlements on interest rate swaps used to manage the duration of the investment portfolio, as discussed above, and an increase in asset based fees primarily from our full service business from an increase in average full service fee-based retirement account values, driven by equity market appreciation and positive net additions. Partially offsetting these increases was a $22 million unfavorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $88 million, from $1,049 million in the first quarter of 2009 to $961 million in the first quarter of 2010. Interest credited to policyholders’ account balances decreased $37 million, primarily reflecting a smaller base of invested assets related to our general account guaranteed investment products due to scheduled maturities, lower crediting rates on floating rate guaranteed investment products, and lower crediting rates on full service stable value product liabilities due to rate resets. These decreases were partially offset by the impact of higher full service general account stable value product account values due to participant transfers from equity based separate account and mutual fund products. In addition, policyholders’ benefits, including the change in policy reserves, decreased $42 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums partially offset by a less favorable benefit from reserve refinements, as discussed above. In addition, interest expense decreased $8 million, reflecting lower interest rates and lower borrowings used to support investments and the amortization of deferred policy acquisition costs decreased $7 million, primarily due to the decrease in gross profits related to the unfavorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to guaranteed minimum withdrawal benefits associated with certain defined contribution accounts.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Full Service(1):
Beginning total account value	$126,345	$99,738
Deposits and sales	5,605	10,489
Withdrawals and benefits	(4,500)	(4,231)
Change in market value, interest credited and interest income	3,697	(3,837)

Ending total account value	$131,147	$102,159

Net additions (withdrawals)	$1,105	$6,258

Institutional Investment Products(2):
Beginning total account value	$51,908	$50,491
Additions	1,876	627
Withdrawals and benefits(3)	(2,139)	(2,037)
Change in market value, interest credited and interest income	799	(152)
Other(4)	324	101

Ending total account value	$52,768	$49,030

Net additions (withdrawals)	$(263)	$(1,410)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.6 billion and $4.5 billion as of March 31, 2010 and 2009, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.2 billion and $5.0 billion as of March 31, 2010 and 2009, respectively. Ending total account value for the institutional investments products business also includes $1.5 billion as of both March 31, 2010 and 2009 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $1.6 billion and $2.4 billion as of March 31, 2010 and 2009, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”

(3)	Withdrawals and benefits includes $(411) million for March 31, 2010 representing transfers of client balances from accounts we manage to externally managed accounts. This withdrawal is offset within Other, as there is no net impact on ending account values for this transfer.
(4)	Other includes transfers from (to) the Asset Management segment of $(43) million for March 31, 2010. Other also includes $411 million in March 31, 2010 representing transfers of client balances from accounts we manage to externally managed accounts. These transfers are offset within Withdrawals and benefits, as there is no net impact on ending account values for this transfer. For March 31, 2009, Other also includes $1,500 million representing collateralized funding agreements issued to the FHLBNY and $(1,015) million representing terminations of affiliated funding agreements utilizing proceeds from the issuances to FHLBNY. Remaining amounts for all periods presented primarily represent changes in asset balances for externally managed accounts.

2010 to 2009 Three Month Comparison. Account values in our full service business amounted to $131.1 billion as of March 31, 2010, an increase of $4.8 billion from December 31, 2009 primarily driven by an increase in the market value of customer funds due to equity market appreciation and, to a lesser extent, by net additions. Account values in our full service business increased $29.0 billion from March 31, 2009 primarily driven by an increase in the market value of customer funds due to equity market appreciation and $3.6 billion of net additions for the twelve months ended March 31, 2010. Net additions decreased $5.2 billion, from $6.3 billion in the first quarter of 2009 to $1.1 billion in the first quarter of 2010, primarily reflecting lower new plan sales as the first quarter of 2009 included significant large plan sales. New plan sales in the first quarter of 2010 included five client sales over $100 million totaling $782 million compared to five client sales over $100 million in the first quarter of 2009, which totaled $5.2 billion.

Account values in our institutional investment products business amounted to $52.8 billion as of March 31, 2010, an increase of $860 million from December 31, 2009 and $3.7 billion from March 31, 2009. The increase in account values was primarily driven by additions of investment-only fee-based stable value products and increases in the market value of customer funds, primarily from interest credited on the general account and credit spread tightening in the fixed income markets. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals. Net additions of $1.1 billion for the twelve months ended March 31, 2010 driven by sales of our investment-only, fee-based stable value products were partially offset by scheduled withdrawals of general account guaranteed investment products and net outflows from externally managed accounts. Net withdrawals decreased $1.1 billion, from $1.4 billion in the first quarter of 2009 to $0.3 billion in the first quarter of 2010 primarily reflecting higher sales of investment-only, fee-based stable value products. In addition, sales of guaranteed investment products in the institutional and retail markets continue to be negatively impacted by capital markets conditions reflecting the extreme stress experienced by global financial markets beginning in the second half of 2007 and continuing into 2009.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating results:
Revenues	$379	$263
Expenses	296	264

Adjusted operating income	83	(1)
Realized investment gains (losses), net, and related adjustments(1)	3	(6)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(19)	(11)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$67	$(18)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $84 million, from a loss of $1 million in the first quarter of 2009 to income of $83 million in the first quarter of 2010. Results of the segment’s proprietary investing activities increased $46 million, from a loss of $41 million in the first quarter of 2009 to income of $5 million in the first quarter of 2010, primarily due to improved results within proprietary investing fixed income and real estate investments. Results in the first quarter of 2009 reflect losses of $16 million in a fixed income fund, compared to zero in the first quarter of 2010. The Asset Management segment redeemed its entire investment in the fixed income fund as of June 30, 2009. In addition, proprietary investing fixed income investment results in the first quarter of 2009 included impairments of $10 million on collateralized debt obligations, which as of March 31, 2010, have an amortized cost of zero. Real estate proprietary investing results in the first quarter of 2009 reflect losses of $26 million, compared to income of $1 million in the first quarter of 2010, primarily reflecting the impact of declines in real estate values on co-investments in the prior year quarter. Results in the first quarter of 2010 also reflect an increase in asset management fees of $65 million primarily from retail and institutional customer assets as a result of higher asset values due to market appreciation and positive net asset flows. In addition, results in the first quarter of 2010 reflect an increase in performance based incentive fees primarily related to institutional real estate funds.

The above increases in adjusted operating income were partially offset by a decline in results from the segment’s commercial mortgage activities reflecting lower net investment income on commercial mortgage holdings. Credit and valuation charges on interim loans were $32 million in the first quarter of 2010, unchanged from the prior year quarter. As of March 31, 2010, the principal balance of interim loans outstanding totaled $1.6 billion, which excludes $63 million of commitments for future fundings that would need to be disbursed if the borrowers met the conditions for these fundings, as well as $47 million of commercial real estate held for sale related to foreclosed interim loans. As of March 31, 2010, these interim loans outstanding had a weighted average loan-to-value ratio of 113%, indicating that, in aggregate, the loan amount is greater than the collateral value. As of March 31, 2010, for those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value is $247 million. The interim loans had a weighted average debt service coverage ratio of 1.14 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $237 million as of March 31, 2010. In addition, results in the first quarter of 2010 reflect an increase in compensation expenses and lower income related to securities lending activities.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$152	$119
Retail customers(1)	81	56
General account	71	64

Total asset management fees	304	239

Incentive fees	12	(17)
Transaction fees	6	3
Proprietary investing	10	(30)
Commercial mortgage(2)	(12)	9

Total incentive, transaction, proprietary investing and commercial mortgage revenues	16	(35)

Service, distribution and other revenues(3)	59	59

Total revenues	$379	$263

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $16 million and $14 million for the three months ended March 31, 2010 and 2009, respectively.

	March 31,
	2010	2009
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$193.3	$152.7
Retail customers(2)	89.0	61.3
General account	189.8	172.3

Total	$472.1	$386.3

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31,
	2010	2009
	(in millions)
Co-Investments:
Real Estate	$360	$275
Fixed Income	21	171
Seed Investments:
Real Estate	206	216
Public Equity	57	168
Fixed Income	30	56
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	17	135
Real Estate secured by Fund Assets	260	307

Total	$951	$1,328

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $116 million, from $263 million in the first quarter of 2009 to $379 million in the first quarter of 2010. Asset management fees increased $65 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and net asset flows. Proprietary investing revenues increased $40 million reflecting improved results in proprietary investing fixed income and real estate investments as discussed above. Incentive and transaction fees increased $32 million primarily related to institutional real estate funds. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of March 31, 2010, $148 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $150 million as of December 31, 2009. Future incentive, transaction, proprietary investing and commercial mortgage revenues will be impacted by the level and diversification of our proprietary investments, the commercial real estate market, and other domestic and international market conditions. In addition, commercial mortgage revenues decreased $21 million in the first quarter of 2010.

Expenses

2010 to 2009 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $32 million, from $264 million in the first quarter of 2009 to $296 million in the first quarter of 2010, primarily driven by increased compensation costs due to higher incentive compensation as a result of increased revenues.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating results:
Revenues	$687	$680
Benefits and expenses	596	640

Adjusted operating income	91	40
Realized investment gains (losses), net, and related adjustments(1)	(21)	(31)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$70	$9

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $51 million, from $40 million in the first quarter of 2009 to $91 million in the first quarter of 2010. The increase in adjusted operating income reflects improved earnings from variable products, primarily due to a $46 million benefit from lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, largely reflecting the impact of unfavorable financial market conditions in the first quarter of 2009 on both separate account fund performance and policyholder persistency which, in the first quarter of 2010, returned to levels that are more consistent with expectations. This benefit reflects changes in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, and is discussed in more detail below. The increase in adjusted operating income also reflects a benefit of $8 million from the impact of separate account fund liquidations associated with variable policy lapses and surrenders, as the first quarter of 2009 included losses of $8 million for this item compared to no impact in the first quarter of 2010. Also contributing to the increase in adjusted operating income is an increase in asset based fees due to higher separate account asset balances reflecting the impact of the favorable equity markets since the first quarter of 2009. Some of our older variable policies become eligible for reduced policy charges once they have been in force for a specified number of years with the reduction determined by the underlying fund value. In the first quarter of 2010, this resulted in an unfavorable variance to the prior year quarter, which partially offset the increase in asset based fees. Fee income in future periods will be further impacted as more contracts reach the eligibility criteria for reduced policy charges. Mortality experience across all products, net of reinsurance, which was less unfavorable compared to the prior year quarter, also contributed slightly to the increase in adjusted operating income.

The table below reflects the impacts to the amortization of deferred policy acquisition costs and unearned revenue reserves from changes in our estimates of total gross profits for the items below.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Amortization of DAC(1)	Amortization of URR(2)	Total	Amortization of DAC(1)	Amortization of URR(2)	Total
	(in millions)
Separate account fund performance	$12	$(4)	$8	$(25)	$10	$(15)
Persistency	2	(1)	1	(38)	16	(22)
Mortality and other items	11	(10)	1	12	(9)	3

Total	$25	$(15)	$10	$(51)	$17	$(34)

(1)	Amounts reflect (increases) or decreases in the amortization of deferred policy acquisition, or DAC.
(2)	Amounts reflect increases or (decreases) in the amortization of unearned revenue reserves, or URR.

The net decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, includes the impact of separate account fund performance on our estimate of future gross profits. The actual rate of return on separate account funds for the first quarter of 2010 was 3.8% compared to our expected rate of return of 2.6%. The better than expected market returns resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimate of total gross profits results in a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. This resulted in an $8 million net benefit in the first quarter of 2010. The first quarter of 2009 reflects a similar but opposite impact on gross profits as separate account fund performance was below expected levels, reflecting financial market conditions during the period. The actual rate of return on separate account funds for the first quarter of 2009 was (4.3)% compared to our expected rate of return of 2.9% resulting in a $15 million net expense. The previously expected separate account fund performance was based on our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. In addition, the net decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, includes the impact of market performance on variable product policyholder persistency that results in differences between actual gross profits for the period and the previously estimated expected gross profits for the period. The first quarter of 2010 includes a $1 million benefit from lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, reflecting better than expected gross profits driven by policyholder persistency which returned to levels that are more consistent with expectations, compared to a $22 million expense in the first quarter of 2009, reflecting a similar but opposite impact from lower than expected policyholder persistency.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the first quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for most variable policies was greater than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term maximum future rate of return under the reversion to mean approach was 10.1% for the first quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $7 million, from $680 million in the first quarter of 2009 to $687 million in the first quarter of 2010. Premiums increased $16 million, primarily due to growth of our in force block of term insurance. Net investment income increased $16 million, due to higher asset balances primarily from growth in universal life account balances due to increased policyholder deposits as well as losses in the first quarter of 2009 on an investment in real property separate account funds. Policy charges and fees and asset management fees and other income decreased $25 million as the decrease in amortization of unearned revenue reserves reflecting the impact of unfavorable financial market conditions in the first quarter of 2009 on both separate account fund performance and policyholder persistency, as discussed above, was only partially offset by an increase in asset based fees due to higher separate account asset balances reflecting the impact of the favorable equity markets since the first quarter of 2009.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $44 million, from $640 million in the first quarter of 2009 to $596 million in the first quarter of 2010. Amortization of deferred policy acquisition costs decreased $73 million reflecting the impact of unfavorable financial market conditions in the first quarter of 2009 on both separate account fund performance and policyholder persistency, as discussed above, as well as the impact of actual gross profits on current period amortization. Partially offsetting these items was an increase of $47 million in policyholders’ benefits, including interest credited to policyholders’ due to growth in universal life and variable policyholder account balances, increases in policyholder reserves and expected claim costs associated with growth in our in force block of term and universal life business. Mortality experience was less unfavorable compared to the prior year period, relative to expected levels.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$5	$4
Universal Life	20	28
Term Life	43	52

Total	$68	$84

Annualized new business premiums by distribution channel(1):
Prudential Agents	$20	$22
Third party	48	62

Total	$68	$84

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2010 to 2009 Three Month Comparison. Sales of new life insurance, measured as described above, decreased $16 million, from $84 million in the first quarter of 2009 to $68 million in the first quarter of 2010. The decrease in sales is primarily due to a $9 million decrease in term life product sales and an $8 million decrease in sales of universal life products primarily by the third party distribution channel. Sales from the third party distribution channel were $14 million lower than the first quarter of 2009 due to lower sales of universal life products and sales of term life products, both of which were impacted by price increases implemented in 2009 compared to more favorable competitor pricing. Sales by Prudential Agents were $2 million lower than the first quarter of 2009 primarily due to lower sales of both universal life products and term life products. The number of Prudential Agents increased from 2,389 at March 31, 2009 to 2,499 at March 31, 2010.

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

	Three Months Ended March 31,
	2010	2009
	($ in millions)
Cash value of surrenders	$170	$256

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.0%	5.5%

2010 to 2009 Three Month Comparison. The total cash value of surrenders decreased $86 million, from $256 million in the first quarter of 2009 to $170 million in the first quarter of 2010, as surrenders in the first quarter of 2010 returned to levels that are more consistent with expectations compared to the prior year. The first quarter of 2009 reflects a greater volume of surrenders, including lapses to extended term, of variable life insurance, due primarily to market conditions at the time and policyholders electing to surrender their policies rather than make premium payments or the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 5.5% in the first quarter of 2009 to 3.0% in the first quarter of 2010.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating results:
Revenues	$1,311	$1,333
Benefits and expenses	1,258	1,240

Adjusted operating income	53	93
Realized investment gains (losses), net, and related adjustments(1)	5	(99)
Related charges(2)	—	(2)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$58	$(8)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income decreased $40 million, from $93 million in the first quarter of 2009 to $53 million in the first quarter of 2010, reflecting less favorable underwriting results in 2010 in our group life business primarily related to unfavorable claims experience on non-retrospectively experience-rated business due to an increase in the volume of claims. Also contributing to the decrease in adjusted operating income was higher operating expenses primarily in our group disability business to support additional investment in disability operations and expansion to dental coverage plans.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased by $22 million, from $1.333 billion in the first quarter of 2009 to $1.311 billion in the first quarter of 2010. Group life premiums and policy charges and fee income decreased by $16 million, from $857 million in the first quarter of 2009 to $841 million in the first quarter of 2010 reflecting a decrease in premiums on non-retrospectively experience-rated contracts reflecting lower premiums associated with the assumption of existing liabilities from third parties. In addition, group disability premiums and policy charges and fee income, which include long-term care products, decreased by $9 million, from $290 million in the first quarter of 2009 to $281 million in the first quarter of 2010. This decrease primarily reflects lower premiums associated with the assumption of existing liabilities from third parties, partially offset by growth of business in force resulting from continued strong persistency of 96% in the first quarter of 2010 compared to 95% in the first quarter of 2009.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2010	2009
Benefits ratio(1):
Group life	91.7%	88.0%
Group disability	86.5%	86.2%
Administrative operating expense ratio(2):
Group life	8.8%	8.8%
Group disability	21.4%	17.9%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $18 million, from $1.240 billion in the first quarter of 2009 to $1.258 billion in the first quarter of 2010. This increase reflects an $11 million increase in policyholders’ benefits, including the change in policy reserves, from $1.004 billion in the first quarter of 2009 to $1.015 billion in the first quarter of 2010, reflecting greater benefits on non-retrospectively experience-rated group life business from unfavorable claims experience, partially offset by a decrease in the policyholder benefits associated with the assumption of existing liabilities from third parties in both our group life and group disability businesses, as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses.

The group life benefits ratio deteriorated 3.7 percentage points from the first quarter of 2009 to the first quarter of 2010, primarily due to unfavorable claims experience on non-retrospectively experience-rated business. The group disability benefits ratio was relatively unchanged from the first quarter of 2009 to the first quarter of 2010. The group life administrative operating expense ratio was unchanged from the first quarter of 2009 to the first quarter of 2010. The group disability administrative operating expense ratio deteriorated from the first quarter of 2009 to the first quarter of 2010, primarily due to lower premiums associated with the assumption of existing liabilities from third parties, as well as higher costs primarily to support additional investment in disability operations and expansion to dental coverage plans.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Annualized new business premiums(1):
Group life	$257	$210
Group disability(2)	89	134

Total	$346	$344

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2010 to 2009 Three Month Comparison. Total annualized new business premiums increased $2 million, from $344 million in the first quarter of 2009 to $346 million in the first quarter of 2010. Group life sales increased $47 million driven primarily by increased large case sales to new customers, partially offset by lower premiums associated with the assumption of existing liabilities from third parties during the first quarter of 2010. Group disability sales decreased $45 million primarily due to lower sales of large case disability products to existing customers, as well as a decrease in long-term care sales reflecting the wind down of a preferred provider arrangement.

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

Forward currency hedging program

The financial results of our International Insurance segment and International Investments segment, excluding the global commodities group, for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency income hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations executes forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Europe. During the first quarter of 2010, we discontinued our currency income hedging program associated with the International Investment segment’s businesses in Korea, a result of our signing of a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise our Korean asset management operations. As a result of the agreement, we have reflected results of our Korean asset management operations, including the impact of this program, as discontinued operations for all periods reported.

The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of each segment as follows for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$(14)	$(4)
International Investments	—	1

Total International Insurance and Investments Division	$(14)	$(3)

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedging of actual earnings as a result of projected earnings differing from actual earnings. The net impact of this program recorded within the Corporate and Other operations was a loss of $6 million for the three months ended March 31, 2010 and zero for the three months ended March 31, 2009.

The notional amounts of these forward currency contracts were $2.6 billion and $2.7 billion as of March 31, 2010 and December 31, 2009, respectively, of which $2.1 billion and $2.0 billion as of March 31, 2010 and December 31, 2009, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar interest income. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of

Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of March 31, 2010 and December 31, 2009, the notional amount of these investments was ¥430 billion, or $3.9 billion, and ¥430 billion, or $3.8 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yield generated by these investments was 2.7% for the three months ended March 31, 2010 and 2009.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	March 31, 2010	December 31, 2009
	(in millions)
Cross-currency coupon swap agreements	$(38)	$(66)
Foreign exchange component of interest on dual currency investments	(90)	(100)

Total	$(128)	$(166)

The table below presents as of March 31, 2010, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Total Yen-denominated earnings subject to these investments	Weighted average forward exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2010	¥2.8	¥3.7	¥6.5	87.8
2011	3.4	3.9	7.3	85.1
2012	3.1	2.9	6.0	82.6
2013	2.9	2.5	5.4	81.4
2014-2034	30.5	51.1	81.6	79.2

Total	¥42.7	¥64.1	¥106.8	80.4

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $0.9 billion as of March 31, 2010. The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We continue to refine our current capital management framework, and as we further develop this framework, or as other events occur, we may alter this strategy. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our Japanese insurance operations we currently seek to hedge a portion of estimated available economic capital and other measures of value, including the amount attributable to the U.S. GAAP equity of our Japanese insurance operations, which totaled $5.2 billion as of March 31, 2010 excluding “Accumulated other comprehensive income” components of equity and certain other adjustments. We hedge a portion of the estimated available economic capital in our Japanese insurance operations through a variety of instruments, including U.S. dollar denominated assets. These assets are financed with yen-denominated liabilities and equity held in our Japanese insurance operations. In addition, we may also hedge estimated available economic capital using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. In certain of our other foreign insurance operations, the U.S. GAAP equity exposure is mitigated by entering into forward currency contracts that generally qualify for hedge accounting treatment, and by holding U.S. dollar denominated investments. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

As of March 31, 2010, the aggregate amount of the instruments serving as hedges of our estimated available economic capital in our Japanese insurance operations amounted to $7.0 billion, unchanged from December 31, 2009. These instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.6 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $0.6 billion held in our Japanese insurance operations, as well as $0.8 billion of net yen-denominated liabilities held in our U.S. domiciled entities, including a portion that has been converted to yen using swaps. The effects of the yen-denominated liabilities are reported in Corporate and Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above, which when added to the $7.0 billion of instruments serving as an equity hedge of a portion of the estimated available economic capital, results in a total estimated available economic capital hedge of approximately $10.0 billion as of March 31, 2010. In addition, as discussed below, we have $7.6 billion of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese operations, which when added to the $10.0 billion of total estimated available economic capital hedge, results in total U.S. dollar instruments of approximately $17.6 billion as of March 31, 2010.

Available for sale investments under U.S. GAAP are carried at fair value with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income.” Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income” as a “Foreign currency translation adjustments,” and can serve as an offset to the unrealized changes in fair value of the available for sale investments. For the portion of available for sale investments that support our Japanese insurance operations’ U.S. GAAP equity this offset creates a “natural equity hedge.” For those U.S. dollar denominated investments, including available for sale investments, that support the portion of estimated available economic capital above our U.S. GAAP equity there is no offsetting impact to equity. In addition, the impact of foreign currency exchange rate movements on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated Yen-denominated debt and other hedging instruments held in our U.S. domiciled entities and recorded in “Accumulated other comprehensive income” as a “Foreign currency translation adjustments.”

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

Because U.S. dollar denominated investments are recorded on the books of yen-based entities, foreign currency exchange movements, including those reflected in the forward curve at the time of purchase of these investments, will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar denominated investments will decrease as a result of changes in the foreign currency exchange rates. Upon the ultimate sale or maturity of the U.S. dollar denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized investment gains (losses), net” within the income statement and, excluded from adjusted operating income. Similarly, other-than-temporary impairments on these investments may include the impact of changes in foreign currency exchange rates, which in certain circumstances will be included in “Realized investment gains (losses), net” within the income statement, and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of our U.S. dollar denominated investments and negatively impact the equity of our yen-based entities by employing internal hedging strategies between a subsidiary of Prudential Financial and certain of our yen-based entities. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—International Insurance and Investments Subsidiaries” for a discussion of our internal hedging strategies.

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

In addition, as of March 31, 2010 and December 31, 2009, our international insurance operations also had $8.2 billion and $7.7 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. A portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,833	$1,642
Gibraltar Life	1,080	895

	2,913	2,537

Benefits and expenses:
Life Planner operations	1,506	1,348
Gibraltar Life	923	764

	2,429	2,112

Adjusted operating income:
Life Planner operations	327	294
Gibraltar Life	157	131

	484	425

Realized investment gains (losses), net, and related adjustments(1)	(283)	(457)
Related charges(2)	10	52
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	56	(52)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(56)	52
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	—	2

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$211	$22

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. Concurrent with our acquisition, substantially all of Yamato’s insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These surrender charges are 20% in the first year and will decline by 2% each year thereafter. Subsequent to the acquisition, we renamed the acquired company The Prudential Gibraltar Financial Life Insurance Company, Ltd.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income from Life Planner operations increased $33 million, from $294 million in the first quarter of 2009 to $327 million in the first quarter of 2010, including a net favorable impact of $3 million from currency fluctuations. This increase in adjusted operating income primarily reflects the continued growth of our Japanese Life Planner operations and favorable mortality experience in the current quarter. Adjusted operating income also benefited from lower amortization of deferred policy acquisition costs as the first quarter of 2009 reflected less favorable persistency due to unfavorable market conditions, as well as lower general and administrative expenses, primarily driven by the absence of a $4 million guaranty fund assessment recorded in the first quarter of 2009. Partially offsetting these items were lower net spreads primarily reflecting lower yields in our Japanese investment portfolio compared to the prior year quarter.

Gibraltar Life’s adjusted operating income increased $26 million, from $131 million in the first quarter of 2009 to $157 million in the first quarter of 2010, including a favorable impact of $5 million from currency fluctuations. Results for the first quarter of 2010 benefited from $6 million of earnings from the acquired former business of Yamato Life, as discussed above. Adjusted operating income also benefited from higher earnings as a result of growth in our multi-currency fixed annuity products, which are primarily denominated in U.S. dollars, as well as lower general and administrative expenses in the current quarter, benefiting from the absence of a $5 million guaranty fund assessment recorded in the first quarter of 2009.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $376 million, from $2,537 million in the first quarter of 2009 to $2,913 million in the first quarter of 2010, including a net favorable impact of $120 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $256 million, from $2,550 million in the first quarter of 2009 to $2,806 million in the first quarter of 2010.

Revenues from our Life Planner operations increased $191 million, from $1,642 million in the first quarter of 2009 to $1,833 million in the first quarter of 2010, including a net favorable impact of $95 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $96 million, from $1,699 million in the first quarter of 2009 to $1,795 million in the first quarter of 2010. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $70 million, from $1,402 million in the first quarter of 2009 to $1,472 million in the first quarter of 2010. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $63 million, from $1,043 million in the first quarter of 2009 to $1,106 million in the first quarter of 2010, primarily reflecting growth of business in force. Net investment income also increased $27 million, from $266 million in the first quarter of 2009 to $293 million in the first quarter of 2010, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year quarter.

Revenues from Gibraltar Life increased $185 million, from $895 million in the first quarter of 2009 to $1,080 million in the first quarter of 2010, including a favorable impact of $25 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $160 million, from $851 million in the first quarter of 2009 to $1,011 million in the first quarter of 2010. This increase reflects a $137 million increase in premiums, from $566 million in the first quarter of 2009 to $703 million in the first quarter of 2010, as premiums benefited $47 million from additional face amounts of insurance issued pursuant to the final payment under a special dividend arrangement established as part of Gibraltar Life’s reorganization in 2001 for which the first quarter of 2009 includes no such benefit. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also reflected in premiums is $38 million of renewal premiums from the acquisition of Yamato, as well as higher sales of single premium whole life in the current quarter.

Due to the long-term nature of many of the products we sell in Japan, we have historically sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended March 31, 2010 and 2009, we recognized gains of $8 million and $6 million, respectively, in adjusted operating income related to these realized investment gains. As of March 31, 2010, $742 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 30 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and have recently resumed implementing these hedging strategies to lengthen the duration of our Japanese investment portfolio. As we continue to do so, the impact to our portfolio yields will depend on the then current interest rate environment.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $317 million, from $2,112 million in the first quarter of 2009 to $2,429 million in the first quarter of 2010, including a net unfavorable impact of $112 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $205 million, from $2,103 million in the first quarter of 2009 to $2,308 million in the first quarter of 2010.

Benefits and expenses of our Life Planner operations increased $158 million, from $1,348 million in the first quarter of 2009 to $1,506 million in the first quarter of 2010, including a net unfavorable impact of $92 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $66 million, from $1,397 million in the first quarter of 2009 to $1,463 million in the first quarter of 2010. Benefits and expenses of our Japanese Life Planner operations increased $52 million, from $997 million in the first quarter of 2009 to $1,049 million in the first quarter of 2010, primarily reflecting an increase in policyholder benefits due to changes in reserves, which was driven by the growth in business in force. Partially offsetting these increases were lower amortization of deferred policy acquisition costs reflecting less favorable persistency and unfavorable market conditions in the prior year quarter, and lower general and administrative expenses, primarily driven by the absence of a $4 million guaranty fund assessment recorded in the first quarter of 2009. Included in general and administrative expenses for the Life Planner operations is $6 million of expenses, unchanged from the prior year quarter, related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s benefits and expenses increased $159 million, from $764 million in the first quarter of 2009 to $923 million in the first quarter of 2010, including an unfavorable impact of $20 million from currency fluctuations.

Excluding the impact of currency fluctuations, benefits and expenses increased $139 million, from $706 million in the first quarter of 2009 to $845 million in the first quarter of 2010. This increase reflects an increase in policyholder benefits, including changes in reserves, of $116 million reflecting the effects of the special dividend arrangement discussed above, higher single premium whole life sales in the first quarter of 2010, and the acquisition of Yamato. Included in general and administrative expenses for Gibraltar Life is $6 million of expenses, an increase of $4 million from the prior year quarter, related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs. These expenses were offset by the absence of a $5 million guaranty fund assessment recorded in the first quarter of 2009.

We continue to estimate that we will incur approximately $30 million of non-capitalizable costs in 2010 related to our on-going initiative in Japan to enhance our information processes and technology systems, as discussed above, which will impact both our Gibraltar Life and Japanese Life Planner operations.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$248	$220
Gibraltar Life	163	113

Total	$411	$333

On a constant exchange rate basis:
Life Planner operations	$241	$229
Gibraltar Life	155	108

Total	$396	$337

2010 to 2009 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $59 million, from $337 million in the first quarter of 2009 to $396 million in the first quarter of 2010.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $12 million, primarily due to higher sales of whole life products in Japan.

The number of Life Planners increased by 252, or 4%, from 6,397 as of March 31, 2009 to 6,649 as of March 31, 2010, driven by increases of 72 in Japan, 60 in Brazil, 51 in Poland, 40 in Korea, and 36 in Taiwan. Over the past twelve months, we transferred 110 Japanese Life Planners to Gibraltar, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Life Planners would have increased 6%, from March 31, 2009 to March 31, 2010. Prior to March 31, 2009, an additional 223 Japanese Life Planners were transferred to Gibraltar.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $47 million, primarily due to higher sales of protection products in our bank distribution channels.

The number of Life Advisors decreased by 199, from 6,170 as of March 31, 2009 to 5,971 as of March 31, 2010, as new hires, including 48 Life Planners transferred to Gibraltar as Life Advisors over the last twelve months, were offset by resignations and terminations due to failure to meet minimum sales production standards. The remaining Life Planners transferred to Gibraltar, as discussed above, are not considered Life Advisors.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first quarter of 2010 and 2009 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating results:
Revenues	$81	$75
Expenses	69	68

Adjusted operating income	12	7
Realized investment gains (losses), net, and related adjustments(1)	(3)	(1)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(10)	(8)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1)	$(2)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

In February 2010, we signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise our Korean asset management operations. The net proceeds from this agreement are expected to be approximately equal to our book value. As a result of the agreement, we have reflected results of our Korean asset management operations as discontinued operations for all periods presented as of March 31, 2010. This transaction is subject to regulatory approval and is expected to close in the second quarter of 2010.

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

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $5 million, from $7 million in the first quarter of 2009 to $12 million in the first quarter of 2010. The increase in adjusted operating income primarily reflects improved results from the segment’s global commodities business. Also contributing to the increase in adjusted operating income were higher asset based fees primarily from our asset management business in Taiwan, as well as our joint venture operations in Italy and Mexico, partially offset by an increase in operating expenses.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$(20)	$(9)
Capital debt interest expense	(135)	(113)
Pension income and employee benefits	45	48
Other corporate activities(1)	(85)	(38)

Total Corporate Operations	(195)	(112)
Real Estate and Relocation Services	(7)	(63)

Adjusted operating income	(202)	(175)

Realized investment gains (losses), net, and related adjustments(2)	69	227
Investment gains (losses) on trading account assets supporting insurance liabilities, net(1)(3)	—	—
Divested businesses(4)	(7)	(32)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(7)	20

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(147)	$40

(1)	Includes consolidating adjustments. Prior period amounts have been reclassified to provide a more meaningful presentation, with no change to “Total Corporate Operations.”
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

2010 to 2009 Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $27 million, from $175 million in the first quarter of 2009 to $202 million in the first quarter of 2010. The loss from corporate operations increased $83 million, from $112 million in the first quarter of 2009 to $195 million in the first quarter of 2010. Capital debt interest expense increased $22 million due to a greater level of capital debt, which includes the issuance in September 2009 of $500 million of exchangeable surplus notes and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes beginning in the second quarter of 2009. Previously, these proceeds were used to support an asset portfolio within the Retirement segment for which the Company has employed a substitute funding source, as discussed in “—Liquidity and Capital Resources—Financing Activities.” Investment income, net of interest expense, excluding capital debt interest expense, decreased $11 million. Higher levels of short-term liquidity have been maintained throughout 2009 and into 2010 to provide additional flexibility to address our cash needs in view of changing financial market conditions. The need to hold higher levels of short-term liquidity, coupled with the proceeds from the sale at the end of 2009 of our minority joint venture interest in Wachovia Securities, will result in higher than historical levels of cash and short-term investments in Corporate and Other until such time as capital is deployed to our business segments or invested longer-term. Net investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase of substantially all of our convertible senior notes during 2009. Also contributing to the greater loss from corporate operations in the first quarter of 2010 are decreases in the results from other corporate activities, as the first quarter of 2009 included gains from corporate hedging activities and gains from the repurchase of our convertible senior notes, while results of other corporate activities for 2010 included increases in other corporate retained expenses. These decreases were partially offset by the net change in our deferred compensation liabilities and the level of costs related to our retained obligations to certain policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practice remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

Results from corporate operations pension income and employee benefits decreased $3 million. The decrease reflects increases in employee benefits costs offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $3 million, from $77 million in the first quarter of 2009 to $80 million in the first quarter of 2010.

The loss, on an adjusted operating income basis, of our real estate and relocation services business decreased $56 million, from $63 million in the first quarter of 2009 to $7 million in the first quarter of 2010. Results in the first quarter of 2009 include our share of the earnings from equity method investments, which included goodwill impairments of $27 million recorded within these entities. Excluding this impairment, the loss decreased $29 million, reflecting improved real estate market conditions, including lower loan loss provisions, and lower operating expenses. Certain of our clients utilize a fixed fee home sale program under which we assume the benefits and burdens of ownership with respect to a relocating employee’s home that is purchased by us, including carrying costs and any gain or loss on sale. As of March 31, 2010, we held in unsold inventory homes with a net value of $33 million under this program.

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

As of March 31, 2010, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. Actual cumulative earnings are below the expected cumulative earnings by $357 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $565 million at March 31, 2010, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income.”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(in millions)
U.S. GAAP results:
Revenues	$1,792	$1,140
Benefits and expenses	1,533	1,110

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$259	$30

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2010 to 2009 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $229 million, from $30 million in the first quarter of 2009 to $259 million in the first quarter of 2010. Results for 2010 include an increase of $709 million in net realized investment gains (losses), from losses of $435 million in the first quarter of 2009 to gains of $274 million in the first quarter of 2010, primarily due to lower impairments and credit losses, as well as a net increase in the market value of derivatives used in duration management programs. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, increased $11 million, primarily due to an increase in income on joint ventures and limited partnership investments accounted for under the equity method, partially offset by lower portfolio yields. In addition, dividends paid and accrued to policyholders decreased $64 million primarily due to a decrease in the 2010 dividend scale. In the first quarter of 2010, the cumulative earnings policyholder dividend obligation was zero, and did not impact earnings in the quarter, while the first quarter of 2009 reflected a benefit of $552 million from the change in the cumulative earnings policyholder dividend obligation. As noted above, as of March 31, 2010 actual cumulative earnings are below the expected cumulative earnings by $357 million. There will be no cumulative earnings policyholder dividend obligation until this amount is recovered. Without the benefit of the cumulative earnings policyholder dividend obligation, Closed Block Business earnings could continue to be volatile primarily due to changes in investment results.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $652 million, from $1.140 billion in the first quarter of 2009 to $1.792 billion in the first quarter of 2010, principally driven by the $709 million increase in net realized investment gains (losses) and an increase of $13 million in net investment income, as discussed above. Partially offsetting these items was a decline in premiums, with a related decrease in changes in reserves, primarily due to a lower amount of dividends used by policyholders to purchase additional insurance, as a result of the 2010 dividend scale reduction, and to a lesser extent, the expected in force decline as policies terminate.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $423 million, from $1.110 billion in the first quarter of 2009 to $1.533 billion in the first quarter of 2010, primarily due to a $552 million reduction in the cumulative earnings policyholder dividend obligation in the first quarter of 2009 . In the first quarter of 2010, there was no change in benefits and expenses from the cumulative earnings policyholder dividend obligation since cumulative earnings were below expected cumulative earnings. This increase was partially offset by a decrease in dividends paid and accrued to policyholders of $64 million, primarily due to a decrease in the dividend scale. Policyholders’ benefits, including changes in reserves, decreased $72 million driven by a decline in premiums, as discussed above.

Income Taxes

Our income tax provision amounted to an income tax expense of $353 million in the first quarter of 2010 compared to a benefit of $2 million in the first quarter of 2009. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first quarter of 2009 to the first quarter of 2010. In addition, income tax expense for the first quarter of 2010 includes a charge for the reduction of deferred tax assets in the amount of $94 million related to the Medicare Part D subsidy.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income from discontinued operations, net of taxes, was $(2) million and $4 million for the three months ended March 31, 2010 and 2009, respectively.

For additional information regarding discontinued operations see Note 3 to the Unaudited Interim Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Financial Advisory	$(3)	$(25)
Commercial mortgage securitization operations	—	(4)
Other(1)	(4)	(3)

Total divested businesses excluded from adjusted operating income	$(7)	$(32)

(1)	Primarily includes Property and Casualty Insurance and Prudential Securities Capital Markets.

In 2008, we classified our Financial Advisory business as a divested business, reflecting our intention to exit this business. This business consists of our former investment in the Wachovia Securities joint venture. On December 31, 2008, Wachovia merged with and into Wells Fargo & Company (“Wells Fargo”), which succeeded to Wachovia’s rights and obligations under the joint venture arrangements. On December 31, 2009, we completed the sale of our minority joint venture interest in Wachovia Securities, which includes Wells Fargo Advisors, to Wells Fargo.

Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and

Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes

Certain products included in the Retirement and International Insurance segments, are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding derivatives and commercial mortgage and other loans, are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Interest and dividend income for these investments is reported in “Net investment income.” Derivatives that support these experience-rated products are reflected on the statement of financial position as “Other long-term investments” carried at fair value and the realized and unrealized gains and losses are reported in “Realized investment gains (losses), net.” Commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial mortgage and other loans.”

Adjusted operating income excludes net investment gains and losses on both trading account assets supporting insurance liabilities and related derivatives. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread we earn on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that we expect will ultimately accrue to the contractholders.

Results for the three months ended March 31, 2010 and 2009 include the recognition of net investment gains of $252 million and $145 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. In addition, results for the three months ended March 31, 2010 and 2009 include net investment gains of $40 million and losses of $38 million, respectively, related to changes in the fair value of derivatives that support these experience-rated products. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended March 31, 2010 and 2009 include increases of $320 million and $45 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Net investment gains net of the increase in contractholder liabilities due to these asset valuation changes resulted in net losses of $28 million in the first quarter of 2010 and net gains of $62 million in the first quarter of 2009. This primarily reflects timing differences between the recognition of the interest-rate related mark-to-market adjustments and the recognition of the recovery of these mark-to-market adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities. Decreases to these contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $12 million and $564 million as of March 31, 2010 and 2009, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $49 million and $19 million, for the three months ended March 31, 2010 and 2009, respectively.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

The authoritative guidance related to fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. See Note 13 to the Unaudited Interim Consolidated Financial Statements for a description of these levels.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2010 and December 31, 2009, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 13 to the Unaudited Interim Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of March 31, 2010
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$4,978	$—	$—	$4,978
Obligations of U.S. states and their political subdivisions	—	896	—	—	896
Foreign government bonds	—	40,593	31	—	40,624
Corporate securities	5	66,530	540	—	67,075
Asset-backed securities	—	3,113	3,572	—	6,685
Commercial mortgage-backed securities	—	7,662	240	—	7,902
Residential mortgage-backed securities	—	8,609	23	—	8,632

Sub-total	5	132,381	4,406	—	136,792
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	269	—	—	269
Obligations of U.S. states and their political subdivisions	—	57	—	—	57
Foreign government bonds	—	504	—	—	504
Corporate securities	—	9,681	95	—	9,776
Asset-backed securities	—	710	277	—	987
Commercial mortgage-backed securities	—	1,889	48	—	1,937
Residential mortgage-backed securities	—	1,364	20	—	1,384
Equity securities	769	244	4	—	1,017
Short-term investments and cash equivalents	441	311	—	—	752

Sub-total	1,210	15,029	444	—	16,683
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	323	—	—	323
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	23	—	—	23
Corporate securities	14	165	36	—	215
Asset-backed securities	—	605	54	—	659
Commercial mortgage-backed securities	—	98	22	—	120
Residential mortgage-backed securities	—	163	20	—	183
Equity securities	321	138	25	—	484
All other activity	107	4,974	185	(4,051)	1,215

Sub-total	442	6,489	342	(4,051)	3,222
Equity securities, available for sale	1,172	2,330	322	—	3,824
Commercial mortgage and other loans	—	—	331	—	331
Other long-term investments(4)	40	(95)	481	—	426
Short-term investments	2,423	3,054	—	—	5,477
Cash equivalents	1,987	4,584	—	—	6,571
Other assets(4)	2,290	(34)	9	—	2,265

Sub-total excluding separate account assets	9,569	163,738	6,335	(4,051)	175,591
Separate account assets(3)	93,075	76,906	12,640	—	182,621

Total assets	$102,644	$240,644	$18,975	$(4,051)	$358,212

Future policy benefits	—	—	(166)	—	(166)
Long-term debt	—	—	—	—	—
Other liabilities	25	4,506	2	(3,891)	642

Total Liabilities	$25	$4,506	$(164)	$(3,891)	$476

	Closed Block Business as of March 31, 2010
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$3,985	$—	$—	$3,985
Obligations of U.S. states and their political subdivisions	—	610	—	—	610
Foreign government bonds	—	727	15	—	742
Corporate securities	—	28,173	415	—	28,588
Asset-backed securities	—	968	2,451	—	3,419
Commercial mortgage-backed securities	—	3,778	5	—	3,783
Residential mortgage-backed securities	—	2,528	3	—	2,531

Sub-total	—	40,769	2,889	—	43,658
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	—	—	—	—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	—	—	—	—
Corporate securities	—	119	—	—	119
Asset-backed securities	—	28	—	—	28
Commercial mortgage-backed securities	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—
Equity securities	2	—	—	—	2
All other activity	—	—	—	—	—

Sub-total	2	147	—	—	149
Equity securities, available for sale	3,070	161	33	—	3,264
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	3	104	(3)	—	104
Short-term investments	904	194	—	—	1,098
Cash equivalents	34	559	—	—	593
Other assets	—	115	11	—	126

Sub-total excluding separate account assets	4,013	42,049	2,930	—	48,992
Separate account assets(3)	—	—	—	—	—

Total assets	$4,013	$42,049	$2,930	$—	$48,992

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	—	—	—	—	—

Total Liabilities	$—	$—	$—	$—	$—

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 6% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 4% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.
(4)	The negative Other Long Term Investments and Other Assets amounts for Financial Services Businesses reflect the impact of inter-company eliminations.

	Financial Services Businesses as of December 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$4,623	$—	$—	$4,623
Obligations of U.S. states and their political subdivisions	—	789	—	—	789
Foreign government bonds	—	40,481	31	—	40,512
Corporate securities	5	63,304	534	—	63,843
Asset-backed securities	—	2,895	3,753	—	6,648
Commercial mortgage-backed securities	—	7,051	305	—	7,356
Residential mortgage-backed securities	—	8,823	100	—	8,923

Sub-total	5	127,966	4,723	—	132,694
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	128	—	—	128
Obligations of U.S. states and their political subdivisions	—	31	—	—	31
Foreign government bonds	—	517	—	—	517
Corporate securities	—	9,419	83	—	9,502
Asset-backed securities	—	576	281	—	857
Commercial mortgage-backed securities	—	1,888	5	—	1,893
Residential mortgage-backed securities	—	1,412	20	—	1,432
Equity securities	700	232	3	—	935
Short-term investments and cash equivalents	338	387	—	—	725

Sub-total	1,038	14,590	392	—	16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	95	—	—	95
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	24	—	—	24
Corporate securities	15	188	34	—	237
Asset-backed securities	—	867	84	—	951
Commercial mortgage-backed securities	—	109	27	—	136
Residential mortgage-backed securities	—	146	12	—	158
Equity securities	306	136	24	—	466
All other activity	13	4,731	297	(4,242)	799

Sub-total	334	6,296	478	(4,242)	2,866
Equity securities, available for sale	1,107	2,336	367	—	3,810
Commercial mortgage and other loans	—	114	338	—	452
Other long-term investments	36	5	498	—	539
Short-term investments	2,544	2,510	—	—	5,054
Cash equivalents	5,502	3,939	—	—	9,441
Other assets	2,391	62	16	—	2,469

Sub-total excluding separate account assets	12,957	157,818	6,812	(4,242)	173,345
Separate account assets(3)	88,888	72,292	12,894	—	174,074

Total assets	$101,845	$230,110	$19,706	$(4,242)	$347,419

Future policy benefits	—	—	55	—	55
Long-term debt	—	—	429	—	429
Other liabilities	—	4,764	6	(3,841)	929

Total Liabilities	$—	$4,764	$490	$(3,841)	$1,413

	Closed Block Business as of December 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$3,645	$—	$—	$3,645
Obligations of U.S. states and their political subdivisions	—	586	—	—	586
Foreign government bonds	—	681	16	—	697
Corporate securities	—	27,335	368	—	27,703
Asset-backed securities	—	980	2,610	—	3,590
Commercial mortgage-backed securities	—	3,662	—	—	3,662
Residential mortgage-backed securities	—	2,644	4	—	2,648

Sub-total	—	39,533	2,998	—	42,531
Trading account assets supporting insurance liabilities	—	—	—	—	—
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	—	—	—	—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	—	—	—	—	—
Corporate securities	—	122	—	—	122
Asset-backed securities	—	27	13	—	40
Commercial mortgage-backed securities	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—
Equity Securities	5	—	—	—	5
All other activity	—	—	—	—	—

Sub-total	5	149	13	—	167
Equity securities, available for sale	2,901	158	26	—	3,085
Commercial mortgage and other loans	—	—	—	—	—
Other long-term investments	—	61	—	—	61
Short-term investments	1,017	321	—	—	1,338
Cash equivalents	169	529	—	—	698
Other assets	—	114	11	—	125

Sub-total excluding separate account assets	4,092	40,865	3,048	—	48,005
Separate account assets(3)	—	—	—	—	—

Total assets	$4,092	$40,865	$3,048	$—	$48,005

Future policy benefits	—	—	—	—	—
Long-term debt	—	—	—	—	—
Other liabilities	—	—	—	—	—

Total Liabilities	$—	$—	$—	$—	$—

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 6% and 6% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 4% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment given recent market conditions, as the ability to value assets and liabilities can be significantly impacted by a decrease in market activity or a lack of transactions executed in an orderly manner. For a description of the key estimates and assumptions used in our determination of fair value, see Note 13 to the Unaudited Interim Consolidated Financial Statements. The following sections provide additional information regarding certain assets and liabilities of our Financial Services Businesses and our Closed Block Business which are valued using Level 3 inputs and could have a significant impact on our results of operations. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Fixed Maturity and Equity Securities

Public fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally developed valuations or non-binding broker quotes. Despite the dislocated markets and low levels of liquidity in recent years, except for our asset-backed securities collateralized by sub-prime mortgages as discussed below, the pricing we received from independent pricing services was not materially different from our internal estimates of current market value for the remainder of our public fixed maturity portfolio. As a result, for public fixed maturity securities we generally continued to use the price provided by the independent pricing services under our normal pricing protocol. Securities with prices based on validated quotes from pricing services are generally reflected within Level 2. For certain private fixed maturity and equity securities, the discounted cash flow or other valuation model uses significant unobservable inputs. Such securities are also included in Level 3 in our fair value hierarchy.

Our Level 3 fixed maturity securities included asset-backed securities collateralized by sub-prime mortgages with a fair value of $5,262 million as of March 31, 2010 and $5,667 million as of December 31, 2009. As discussed in Note 13 to the Unaudited Interim Consolidated Financial Statements, we reported fair values for these asset-backed securities collateralized by sub-prime securities as of March 31, 2010 and December 31, 2009 which were net $222 million and $618 million, respectively, higher than the estimated fair values received from third party pricing services or brokers, based on our determination that the market for asset-backed securities collateralized by sub-prime mortgages for both periods was an inactive market. We considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, which was more pronounced in the lower rated categories, asset-backed securities collateralized by sub-prime securities were included in Level 3. The $222 million net increase in fair value as of March 31, 2010 included $210 million relating to available for sale securities, with $131 million related to securities attributable to our Financial Services Businesses and $79 million related to securities attributable to our Closed Block Business. The increase to the fair value of these available for sale securities resulted in a corresponding increase, net of taxes, to “Accumulated other comprehensive income (loss), net.” The remaining $12 million increase in fair value as of March 31, 2010 related to trading account assets supporting insurance liabilities in our Financial Services Businesses.

Excluding these asset-backed securities collateralized by sub-prime mortgages, Level 3 fixed maturity securities also included about $1.2 billion as of March 31, 2010 and $1.1 billion as of December 31, 2009 of public fixed maturities, with values primarily based on non-binding broker-quotes, and about $1.4 billion as of March 31, 2010 and $1.5 billion as of December 31, 2009 of private fixed maturities, with values primarily based on internally developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.4 billion as of both March 31, 2010 and December 31, 2009. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds is offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair value and therefore is not included in fair value reporting above.

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

The bid-ask spreads for OTC derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. OTC derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $174 million and $2 million, respectively, as of March 31, 2010 and $288 million and $6 million, respectively, as of December 31, 2009, without giving consideration to the impact of netting.

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

We are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the financial strength ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivative liabilities. The additional spread over LIBOR rates incorporated into the discount rate as of March 31, 2010 generally ranged from 75 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities. For March 31, 2010, our adjustment for the market’s perception of our non-performance risk resulted in a $363 million decrease to the embedded derivative liability for the Individual Annuities segment reflecting the additional spread over LIBOR we incorporated into the discount rate used in the valuations of the embedded derivative liabilities beginning in the first quarter of 2009 to reflect changes in the market’s perception of our non-performance risk. For December 31, 2009, our adjustment for the market’s perception of our non-performance risk resulted in a $312 million decrease to the embedded derivative liability for the Individual Annuities segment. The increase in the adjustment for the market’s perception of our non-performance risk from December 31, 2009 to March 31, 2010 was driven by a policy refinement to apply the non-performance risk adjustment at an individual contract level rather than contract group level, partially offset by a decline in the value of the underlying embedded derivative liability.

The change in fair value of the GMAB, GMWB and GMIWB resulted in a decrease in the total liability of $221 million, from a liability of $55 million as of December 31, 2009 to a contra-liability of $166 million as of March 31, 2010, primarily reflecting a decrease in future expected benefit payments, resulting from an increase in policyholder account balance due to equity market appreciation and the update of the market-perceived risk of our own non-performance discussed above. These changes were significantly offset by increased amortization of deferred policy acquisition and other costs, and changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of other-than-temporary impairments generally reflects economic conditions and is generally expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, certain of the other-than-temporary impairments recognized for the three months ended March 31, 2010 primarily relate to Japanese commercial mortgage backed securities and reflect adverse financial conditions of the respective issuers, while other-than-temporary impairments in the first quarter of 2009 related to asset-backed securities collateralized by sub-prime mortgages and reflect the overall deterioration of the U.S. housing market.

We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. In light of unprecedented market conditions, and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy of certain portfolios. In the second quarter of 2009, we resumed a more restricted trading program in these portfolios. We continue to review this program in light of current market conditions. Other-than-temporary impairments, interest rate related losses and credit related losses on sales (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income.

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$115	$573
Closed Block Business	274	(435)

Consolidated realized investment gains (losses), net	$389	$138

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities	$(217)	$(249)
Equity securities	(10)	(266)
Commercial mortgage and other loans	(15)	(89)
Derivative instruments	358	1,182
Other	(1)	(5)

Total	115	573
Related adjustments(1)	(170)	(1,280)

Realized investment gains (losses), net, and related adjustments	$(55)	$(707)

Related charges(2)	$(29)	$44

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities	$(6)	$(110)
Equity securities	51	(235)
Commercial mortgage and other loans	8	(33)
Derivative instruments	218	(37)
Other	3	(20)

Total	$274	$(435)

(1)

Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those within certain of our businesses for which such gains (losses)

are a principal source of earnings. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure, realized and unrealized gains and losses on certain general account investments classified as “other trading account assets,” as well as counterparty credit losses on derivative positions. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.

(2)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 11 to the Unaudited Interim Consolidated Financial Statements.

2010 to 2009 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first quarter of 2010 were $115 million, compared to net realized investment gains of $573 million in the first quarter of 2009.

Net realized losses on fixed maturity securities were $217 million in the first quarter of 2010, compared to net realized losses of $249 million in the first quarter of 2009, as set forth in the following table:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities	$43	$280
Private bond prepayment premiums	7	—

Total gross realized investment gains	50	280

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(1)	(216)	(424)
Gross losses on sales and maturities(2)	(47)	(64)
Credit related losses on sales	(4)	(41)

Total gross realized investment losses	(267)	(529)

Realized investment gains (losses), net—Fixed Maturity Securities	$(217)	$(249)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(2)	$(4)	$216

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Amounts exclude prepayment premiums and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net trading losses on sales and maturities of fixed maturity securities in the first quarter of 2010 were $4 million primarily due to sales within our Gibraltar Life operations, Retirement and Individual Annuities segments. Gross losses on sales and maturities in the first quarter of 2010 included $1 million related to asset backed securities collateralized by subprime mortgages. Gross trading gains on sales and maturities of fixed maturity investments of $280 million in the first quarter of 2009, were primarily related to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations. None of the gross losses on sales and maturities in the first quarter of 2009 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2010 and 2009.

Net realized losses on equity securities were $10 million in the first quarter of 2010, of which other-than-temporary impairments were $66 million and net trading gains on sales of equity securities were $56 million. Net trading gains in the first quarter of 2010 were due to private equity sales within our Corporate and Other operations. Net realized losses on equity securities were $266 million in the first quarter of 2009, of which other-than-temporary impairments were $253 million and net trading losses on sales of equity securities were $13 million. Net trading losses in the first quarter of 2009 were primarily due to sales within our Gibraltar Life operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2010 and 2009.

Net realized losses on commercial mortgage and other loans in the first quarter of 2010 were $15 million primarily related to mark-to-market losses on our interim loan portfolio within our commercial mortgage operations partially offset by a net decrease in the loan loss reserve of $29 million. Commercial mortgage and other loans net losses in the first quarter of 2009 were $89 million primarily related to the net loan loss reserve of $76 million and mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to continued instability in the commercial mortgage-backed securities market during the first quarter of 2009. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $358 million in the first quarter of 2010, compared to net realized gains of $1,182 million in the first quarter of 2009. The net derivative gains in the first quarter of 2010 primarily reflect net gains of $123 million on interest rate derivatives used to manage duration. Also contributing to these gains are net derivative gains of $117 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, including the first quarter of 2010 updates, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” The net derivative gains in the first quarter of 2009 primarily reflect net gains of $1,346 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. This benefit was driven by a market-perceived increase in our own risk of non-performance. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, including the first quarter of 2009 updates, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Variable Annuity Optional Living Benefit Features.” Also contributing to the net derivative gains in 2009 were net mark-to-market gains of $202 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses due to the strengthening of the U.S. dollar. Partially offsetting these gains were net mark-to-market losses of $201 million on interest rate derivatives used to manage duration, and net losses of $138 million on embedded derivatives associated with certain externally managed investments in the European market due to under performance in the applicable financial markets.

Net realized losses on other investments were $1 million in the first quarter of 2010, which included $6 million of other other-than-temporary impairments on joint ventures and partnerships investments. Net realized losses on other investments were $5 million in the first quarter of 2009.

During the first quarter of 2010 we recorded other-than-temporary impairments of $288 million in earnings, compared to total other-than-temporary impairments of $678 million recorded in earnings in the first quarter of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$130	$387
Private fixed maturity securities	86	37

Total fixed maturity securities	216	424
Equity securities	66	253
Other invested assets(2)	6	1

Total	$288	$678

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$41	$125	$166
Due to other accounting guidelines(3)	9	41	50

Total	$50	$166	$216

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis and amounts related to foreign currency translation losses for securities approaching maturity.

	Three Months Ended March 31, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$240	$164	$404
Due to other accounting guidelines(3)	—	20	20

Total	$240	$184	$424

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first quarter of 2010 were concentrated in Japanese commercial mortgage backed securities, asset-backed securities collateralized by sub-prime mortgages, and the finance sector of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in the first quarter of 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater. Fixed maturity other-than-temporary impairments in the first quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages and the finance, services, and manufacturing sectors of our corporate securities, and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in the first quarter of 2009 were primarily driven by overall declines in the Japanese equity markets and value declines in our mutual fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first quarter of 2010 were $274 million, compared to net realized investment losses of $435 million in the first quarter of 2009.

Net realized losses on fixed maturity securities were $6 million in the first quarter of 2010, compared to net realized losses of $110 million in the first quarter of 2009, as set forth in the following table:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities	$38	$83
Private bond prepayment premiums	1	—

Total gross realized investment gains	39	83

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(1)	(38)	(181)
Gross losses on sales and maturities(2)	(6)	(7)
Credit related losses on sales	(1)	(5)

Total gross realized investment losses	(45)	(193)

Realized investment gains (losses), net- Fixed Maturity Securities	$(6)	$(110)

Net gains (losses) on sales and maturities-Fixed Maturity Investments(2)	$32	$76

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Amounts exclude prepayment premiums and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

Net trading gains on sales and maturities of fixed maturity securities of $32 million in the first quarter of 2010 were primarily due to sales, related to our total return strategy. Gross losses on sales and maturities of fixed maturity securities were $6 million in the first quarter of 2010 compared to losses of $7 million in the first quarter of 2009, primarily due to the restriction of our active trading policies, as discussed below. There was $1 million of gross losses on sales or maturities related to asset-backed securities collateralized by sub-prime mortgages in the first quarter of 2010. In light of the unprecedented market conditions and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we curtailed our active trading policy. Beginning in the second quarter of 2009, we resumed a more restricted trading program in these portfolios. These restrictions resulted in a lower level of realized gains and losses in this portfolio than might otherwise have been incurred. Net gains on sales and maturities of fixed maturity securities of $76 million in the first quarter of 2009 were also primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2010 and 2009.

Net realized gains on equity securities were $51 million in the first quarter of 2010. Net trading gains on sales of equity securities were $54 million, partially offset by other-than-temporary impairments of $3 million. These gains reflect the improved equity markets in the first quarter of 2010 coupled with the current equity trading strategy. Net realized losses on equity securities were $235 million in the first quarter of 2009, of which other-than-temporary impairments were $240 million, and net trading gains on sales of equity securities were $5 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2010 and 2009.

Net realized gains on commercial mortgage and other loans in the first quarter of 2010 were $8 million related to a net decrease in the loan loss reserve. Commercial mortgage and other loans net losses in the first quarter of 2009 were $33 million related to a net increase in the loan loss reserve. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $218 million in the first quarter of 2010, compared to net realized losses of $37 million in the first quarter of 2009. Derivative gains in the first quarter of 2010 primarily reflect net mark-to-market gains of $133 million on interest rate derivatives used to manage duration. Also contributing to the net derivative gains in 2010 were net derivative gains of $80 million on currency derivatives used to hedge foreign denominated investments. Derivative losses in the first quarter of 2009 primarily reflect net mark-to-market losses of $88 million on interest rate derivatives used to manage duration. Partially offsetting these losses were net gains of $37 million related to currency derivatives used to hedge foreign denominated investments and net mark-to-market gains of $27 million on credit derivatives.

Net realized gains on other investments were $3 million in the first quarter of 2010, which included $4 million of other-than-temporary impairments on investments in joint ventures and partnerships. Net realized losses on other investments were $20 million in the first quarter of 2009 of which $22 million was related to other-than-temporary impairments on investments in joint ventures and partnerships.

During the first quarter of 2010 we recorded other-than-temporary impairments of $45 million in earnings, compared to other-than-temporary impairments of $443 million recorded in earnings in the first quarter of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$30	$177
Private fixed maturity securities	8	4

Total fixed maturity securities	38	181
Equity securities	3	240
Other invested assets(2)	4	22

Total	$45	$443

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$22	$15	$37
Due to other accounting guidelines(3)	—	1	1

Total	$22	$16	$38

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Three Months Ended March 31, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$101	$78	$179
Due to other accounting guidelines(3)	—	2	2

Total	$101	$80	$181

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first quarter of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the services and manufacturing sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the first quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance, services and manufacturing sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first quarter of 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater. Equity security other-than-temporary impairments in the first quarter of 2009 were primarily driven by overall declines in the equity markets.

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

	March 31, 2010
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$114,303	$29,838	$144,141	55.8%
Public, held to maturity, at amortized cost	3,903	—	3,903	1.5
Private, available for sale, at fair value	20,453	13,820	34,273	13.3
Private, held to maturity, at amortized cost	1,113	—	1,113	0.4
Trading account assets supporting insurance liabilities, at fair value	16,683	—	16,683	6.4
Other trading account assets, at fair value	1,316	149	1,465	0.6
Equity securities, available for sale, at fair value	3,812	3,264	7,076	2.7
Commercial mortgage and other loans, at book value	20,998	8,203	29,201	11.3
Policy loans, at outstanding balance	4,825	5,398	10,223	4.0
Other long-term investments(1)	2,818	1,620	4,438	1.7
Short-term investments(2)	4,902	1,098	6,000	2.3

Total general account investments	195,126	63,390	258,516	100.0%

Invested assets of other entities and operations(3)	7,959	—	7,959

Total investments	$203,085	$63,390	$266,475

	December 31, 2009
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$111,268	$29,537	$140,805	55.7%
Public, held to maturity, at amortized cost	4,009	—	4,009	1.6
Private, available for sale, at fair value	19,424	12,994	32,418	12.8
Private, held to maturity, at amortized cost	1,111	—	1,111	0.5
Trading account assets supporting insurance liabilities, at fair value	16,020	—	16,020	6.3
Other trading account assets, at fair value	1,616	167	1,783	0.7
Equity securities, available for sale, at fair value	3,798	3,085	6,883	2.7
Commercial mortgage and other loans, at book value	21,281	8,363	29,644	11.7
Policy loans, at outstanding balance	4,728	5,418	10,146	4.0
Other long-term investments(1)	2,811	1,545	4,356	1.7
Short-term investments(2)	4,302	1,338	5,640	2.3

Total general account investments	190,368	62,447	252,815	100.0%

Invested assets of other entities and operations(3)	7,737	—	7,737

Total investments	$198,105	$62,447	$260,552

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Short-term investments have virtually no sub-prime exposure.
(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of March 31, 2010, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The increase in general account investments attributable to the Financial Services Businesses in the first quarter of 2010 was primarily a result of a portfolio growth as a result of reinvestment of net investment income and a net increase in fair value driven by credit spread tightening, partially offset by the impact of foreign currency. The increase in general account investments attributable to the Closed Block Business in the first quarter of 2010 was primarily due to a net increase in fair value driven by credit spread tightening and portfolio growth as a result of reinvestment of net investment income, partially offset by net operating outflows.

We have substantial insurance operations in Japan, with 36% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of March 31, 2010 and December 31, 2009, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2010	December 31, 2009
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$50,724	$50,476
Public, held to maturity, at amortized cost	3,903	4,009
Private, available for sale, at fair value	2,869	2,692
Private, held to maturity, at amortized cost	1,113	1,111
Trading account assets supporting insurance liabilities, at fair value	1,290	1,236
Other trading account assets, at fair value	769	804
Equity securities, available for sale, at fair value	1,504	1,508
Commercial mortgage and other loans, at book value	3,679	3,675
Policy loans, at outstanding balance	1,782	1,760
Other long-term investments(1)	1,558	1,524
Short-term investments	273	313

Total Japanese general account investments(2)	$69,464	$69,108

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of March 31, 2010 the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives is approximately 11 years. The increase in general account investments related to our Japanese insurance operations in first quarter of 2010 is primarily attributable to portfolio growth as a result of business inflows, partially offset by the impact of changes in foreign currency exchange rates.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of March 31, 2010, our Japanese insurance operations had $15.2 billion, at fair value, of investments denominated in U.S. dollars, including $0.5 billion that were hedged to yen through third party derivative contracts and $7.8 billion that support liabilities denominated in U.S. dollars. As of December 31, 2009, our Japanese insurance operations had $14.4 billion, at fair value, of investments denominated in U.S. dollars, including $0.5 billion that were hedged to yen through third party derivative contracts and $7.4 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account for the periods indicated.

	Three Months Ended March 31, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.27%	$1,437	5.86%	$587	4.63%	$2,024
Trading account assets supporting insurance liabilities	4.59	187	—	—	4.59	187
Equity securities	6.31	53	2.59	17	4.67	70
Commercial mortgage and other loans	5.70	299	6.43	132	5.91	431
Policy loans	4.77	57	6.34	85	5.60	142
Short-term investments and cash equivalents	0.26	8	0.42	1	0.26	9
Other investments	3.77	40	2.90	12	3.52	52

Gross investment income before investment expenses	4.32	2,081	5.69	834	4.63	2,915
Investment expenses	(0.12)	(50)	(0.23)	(34)	(0.15)	(84)

Investment income after investment expenses	4.20%	2,031	5.46%	800	4.48%	2,831

Investment results of other entities and operations (2)		43		—		43

Total investment income		$2,074		$800		$2,874

	Three Months Ended March 31, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.62%	$1,445	5.97%	$610	4.95%	$2,055
Trading account assets supporting insurance liabilities	5.46	189	—	—	5.46	189
Equity securities	5.61	57	2.72	20	4.40	77
Commercial mortgage and other loans	5.64	308	6.38	138	5.85	446
Policy loans	4.99	53	6.22	84	5.68	137
Short-term investments and cash equivalents	0.98	29	7.14	17	1.40	46
Other investments	4.52	45	(9.53)	(44)	0.06	1

Gross investment income before investment expenses	4.61	2,126	5.43	825	4.82	2,951
Investment expenses	(0.14)	(54)	(0.21)	(38)	(0.16)	(92)

Investment income after investment expenses	4.47%	2,072	5.22%	787	4.66%	2,859

Investment results of other entities and operations(2)		(10)		—		(10)

Total investment income		$2,062		$787		$2,849

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The increase in net investment income yield attributable to the Closed Block Business for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets, partially offset by lower income from short-term investments as a result of lower short-term rates and the impact of lower interest rates on floating rate investments due to rate resets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.46%	$1,032	5.68%	$1,077
Trading account assets supporting insurance liabilities	4.76	179	5.67	181
Equity securities	9.36	42	9.01	39
Commercial mortgage and other loans	5.95	257	5.77	267
Policy loans	5.38	41	5.56	38
Short-term investments and cash equivalents	0.25	7	0.97	25
Other investments	1.72	8	1.85	8

Gross investment income before investment expenses	4.99	1,566	5.33	1,635
Investment expenses	(0.11)	(24)	(0.13)	(25)

Investment income after investment expenses	4.88%	1,542	5.20%	1,610

Investment results of other entities and operations(2)		43		(10)

Total investment income		$1,585		$1,600

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The decrease in net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets and a shift in asset mix stemming from enterprise risk constraints. Short-term yields decreased as a result of lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.75%	$405	$2.98%	$368
Trading account assets supporting insurance liabilities	2.66	8	2.94	8
Equity securities	2.76	11	3.06	18
Commercial mortgage and other loans	4.56	42	4.87	41
Policy loans	3.74	16	3.95	15
Short-term investments and cash equivalents	0.33	1	1.01	4
Other investments	5.50	32	6.40	37

Gross investment income before investment expenses	2.91	515	3.19	491
Investment expenses	(0.15)	(26)	(0.17)	(29)

Total investment income	2.76%	$489	3.02%	$462

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The decrease in yield on the Japanese insurance portfolio for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily attributable to lower fixed maturity reinvestment rates and a lower short-term interest rate environment both in the U.S. and Japan. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2010 and 2009 was approximately $10.7 billion and $9.8 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Fixed Maturity Securities

Investment Mix

Our fixed maturity securities portfolio consists of publicly-traded and privately-placed debt securities across an array of industry categories. The fixed maturity securities relating to our international insurance operations are primarily comprised of foreign government securities.

We manage our public portfolio to a risk profile directed or overseen by the Asset Liability Management and Risk Management groups and to a profile that also reflects the local market environments impacting both our domestic and international insurance portfolios. The investment objectives for fixed maturity securities are consistent with those described above. The total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

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

As of March 31, 2010, our consolidated direct exposure to the sovereign and local government debt of Portugal, Ireland, Italy, Greece and Spain was collectively approximately $400 million, substantially all within the Financial Services Businesses, based on amortized cost. This amount includes approximately $320 million representing Italian government securities owned by Prudential’s Italian insurance operations.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	March 31, 2010				December 31, 2009
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$20,571	$1,272	$547	$21,296	$19,959	$1,007	$669	$20,297
Utilities	11,517	710	215	12,012	11,527	623	252	11,898
Finance	10,864	293	425	10,732	10,581	237	543	10,275
Services	9,136	482	361	9,257	8,841	380	459	8,762
Energy	5,099	312	156	5,255	4,749	263	186	4,826
Transportation	3,574	176	61	3,689	3,479	168	82	3,565
Retail and Wholesale	3,769	189	125	3,833	3,405	144	144	3,405
Other	1,153	22	61	1,114	961	16	77	900

Total Corporate Securities	65,683	3,456	1,951	67,188	63,502	2,838	2,412	63,928
Foreign Government(3)	40,337	1,364	126	41,575	40,053	1,505	126	41,432
Residential Mortgage-Backed	9,080	355	62	9,373	9,547	345	88	9,804
Asset-Backed Securities	8,757	121	1,358	7,520	8,855	119	1,444	7,530
Commercial Mortgage-Backed	7,923	494	69	8,348	7,747	251	170	7,828
U.S. Government	4,738	320	119	4,939	4,389	313	122	4,580
State & Municipal	890	21	17	894	799	16	27	788

Total(4)(5)	$137,408	$6,131	$3,702	$139,837	$134,892	$5,387	$4,389	$135,890

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $201 million of gross unrealized gains and $136 million of gross unrealized losses as of March 31, 2010, compared to $211 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2009 on securities classified as held to maturity.
(3)	As of March 31, 2010 and December 31, 2009, based on amortized cost, 85% and 86%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 6% of the balance.
(4)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(5)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2009 to March 31, 2010 was primarily due to credit spreads tightening across most asset classes and other-than-temporary impairments recognized, while risk-free rates remained relatively flat.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	March 31, 2010				December 31, 2009
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,355	$613	$106	$8,862	$8,191	$500	$142	$8,549
Utilities	5,672	403	69	6,006	5,773	358	78	6,053
Services	4,418	302	58	4,662	4,346	241	97	4,490
Finance	3,408	92	56	3,444	3,354	91	59	3,386
Energy	2,098	172	8	2,262	1,926	132	17	2,041
Retail and Wholesale	1,699	140	18	1,821	1,621	123	22	1,722
Transportation	1,469	86	26	1,529	1,430	74	42	1,462
Other	2	—	—	2	—	—	—	—

Total Corporate Securities	27,121	1,808	341	28,588	26,641	1,519	457	27,703
Asset-Backed Securities	4,374	45	1,000	3,419	4,602	36	1,048	3,590
Commercial Mortgage-Backed	3,666	139	23	3,782	3,662	47	47	3,662
U.S. Government	4,166	83	263	3,986	3,821	71	247	3,645
Residential Mortgage-Backed	2,432	129	30	2,531	2,571	117	40	2,648
Foreign Government(2)	677	75	10	742	637	69	9	697
State & Municipal	602	16	8	610	590	12	16	586

Total(3)	$43,038	$2,295	$1,675	$43,658	$42,524	$1,871	$1,864	$42,531

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	As of March 31, 2010 and December 31, 2009, based on amortized cost, no individual foreign country represented more than 7% and 8%, respectively, of the balance.
(3)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2009 to March 31, 2010 was primarily due to credit spreads tightening across most asset classes and other-than-temporary impairments recognized, while risk-free rates remained relatively flat.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$—	$—	$—	$—	$—	$—	$—
2007	12	11	11	—	366	400	418
2006	8	72	39	94	465	678	790
2005	2	7	—	—	6	15	16
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	22	90	50	94	837	1,093	1,224
All other portfolios
2010—2008	—	—	—	—	—	—	—
2007	—	15	—	—	263	278	291
2006	19	130	54	40	946	1,189	1,254
2005	—	67	80	82	247	476	489
2004 & Prior	47	297	176	110	347	977	1,012

Total all other portfolios	66	509	310	232	1,803	2,920	3,046

Total collateralized by sub-prime mortgages(2)	88	599	360	326	2,640	4,013	4,270
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	510	11	—	521	510
Collateralized by auto loans	827	18	—	28	6	879	578
Collateralized by credit cards	547	—	17	520	3	1,087	1,153
Collateralized by non-sub-prime mortgages	1,117	76	8	35	19	1,255	1,301
Other asset-backed securities(4)	172	457	52	98	223	1,002	1,043

Total asset-backed securities(5)	$2,751	$1,150	$947	$1,018	$2,891	$8,757	$8,855

Asset-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$—	$—	$—	$—	$—	$—	$—
2007	11	8	11	—	253	283	300
2006	8	60	36	84	364	552	655
2005	2	7	—	—	5	14	15
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	21	75	47	84	622	849	970
All other portfolios
2010—2008	—	—	—	—	—	—	—
2007	—	6	—	—	153	159	182
2006	16	98	23	23	604	764	838
2005	—	57	57	55	143	312	297
2004 & Prior	41	229	132	76	204	682	693

Total all other portfolios	57	390	212	154	1,104	1,917	2,010

Total collateralized by sub-prime mortgages	78	465	259	238	1,726	2,766	2,980
Other asset-backed securities:
Externally managed investments in the European market(3)	—	—	534	12	—	546	530
Collateralized by auto loans	830	19	—	27	6	882	580
Collateralized by credit cards	592	—	17	505	3	1,117	1,161
Collateralized by non-sub-prime mortgages	1,130	75	8	31	16	1,260	1,307
Other asset-backed securities(4)	173	433	46	92	205	949	972

Total asset-backed securities(5)	$2,803	$992	$864	$905	$1,956	$7,520	$7,530

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $4.0 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2010 are $0.4 billion of securities collateralized by second-lien exposures.
(3)	As of March 31, 2010, includes the $(177) million impact of the bifurcated embedded derivative.
(4)	As of March 31, 2010, includes collateralized debt obligations with amortized cost of $228 million and fair value of $214 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, aircraft, franchises, and timeshares.
(5)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2010, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $4.270 billion as of December 31, 2009 to $4.013 billion as of March 31, 2010, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $1.250 billion as of March 31, 2010 and $1.293 billion as of December 31, 2009. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, including the impact of our determination that the market for these securities was an inactive market, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 29% as of March 31, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2010, based on amortized cost, approximately 67% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 40% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $4.013 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of March 31, 2010 were $0.968 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

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

Asset-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$—	$—	$—	$—	$—	$—	$—
2007	10	12	11	—	257	290	303
2006	8	74	40	96	354	572	672
2005	2	7	—	—	6	15	17
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	20	93	51	96	617	877	992
All other portfolios
2010—2008	—	—	—	—	—	—	—
2007	27	10	—	—	261	298	307
2006	100	—	39	51	812	1,002	1,043
2005	15	141	41	69	103	369	380
2004 & Prior	26	326	56	51	233	692	713

Total all other portfolios	168	477	136	171	1,409	2,361	2,443

Total collateralized by sub-prime mortgages(2)	188	570	187	267	2,026	3,238	3,435
Other asset-backed securities:
Collateralized by credit cards	151	—	55	284	2	492	549
Collateralized by auto loans	143	10	—	8	—	161	123
Externally managed investments in the European market(3)	—	—	210	—	—	210	198
Collateralized by education loans	60	20	—	—	—	80	101
Other asset-backed securities(4)	50	65	23	4	51	193	196

Total asset-backed securities	$592	$665	$475	$563	$2,079	$4,374	$4,602

Asset-Backed Securities at Fair Value—Closed Block Business

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$—	$—	$—	$—	$—	$—	$—
2007	9	8	11	—	186	214	224
2006	8	62	38	86	284	478	565
2005	2	7	—	—	5	14	15
2004 & Prior	—	—	—	—	—	—	—

Total enhanced short-term portfolio	19	77	49	86	475	706	804
All other portfolios
2010—2008	—	—	—	—	—	—	—
2007	20	5	—	—	152	177	194
2006	75	—	30	29	481	615	672
2005	14	124	31	44	52	265	255
2004 & Prior	22	249	43	38	159	511	522

Total all other portfolios	131	378	104	111	844	1,568	1,643

Total collateralized by sub-prime mortgages	150	455	153	197	1,319	2,274	2,447
Other asset-backed securities:
Collateralized by credit cards	162	—	51	278	2	493	538
Collateralized by auto loans	143	11	—	8	—	162	124
Externally managed investments in the European market(3)	—	—	236	—	—	236	218
Collateralized by education loans	60	14	—	—	—	74	94
Other asset-backed securities(4)	52	62	23	3	40	180	169

Total asset-backed securities(5)	$567	$542	$463	$486	$1,361	$3,419	$3,590

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $3.2 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2010 are $0.1 billion of securities collateralized by second-lien exposures.
(3)	As of March 31, 2010, includes the $(71) million impact of the bifurcated embedded derivative.
(4)	As of March 31, 2010, includes collateralized debt obligations with amortized cost of $16 million and fair value of $10 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, aircraft and equipment leases.
(5)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $3.435 billion as of December 31, 2009 to $3.238 billion as of March 31, 2010, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $965 million as of March 31, 2010 and $988 million as of December 31, 2009. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, including the impact of our determination that the market for these securities was an inactive market, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 31% as of March 31, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2010, based on amortized cost, approximately 73% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 42% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $3.238 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of March 31, 2010 were $0.965 billion of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

As of March 31, 2010, on an amortized cost basis, $9.010 billion of the residential mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees and have credit ratings of AA or above. Of these pass-through securities, $7.475 billion are supported by the U.S. government, and $1.535 billion are supported by foreign governments. Collateralized mortgage obligations, including approximately $37 million secured by “ALT-A” mortgages, represent the remaining $70 million of residential mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses), of which 41% have credit ratings of A or above, 12% have BBB credit ratings and the remaining 47% have below investment grade ratings.

As of March 31, 2010, on an amortized cost basis, $2.139 billion of the residential mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities, which are supported by implicit or explicit U.S. government guarantees and have credit ratings of AAA. Collateralized mortgage obligations, including approximately $122 million secured by “ALT-A” mortgages, represent the remaining $293 million of residential mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business), of which 42% have A credit ratings or above, 17% have BBB credit ratings, and 41% have below investment grade ratings.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$50	$—	$—	$—	$—	$50	$—
2009	89	—	—	—	—	89	—
2008	181	—	20	47	44	292	331
2007	1,669	—	—	27	19	1,715	1,705
2006	2,870	275	62	—	8	3,215	3,145
2005	1,533	32	—	9	19	1,593	1,560
2004 & Prior	780	118	39	10	22	969	1,006

Total commercial mortgage-backed securities(2)(3)(4)	$7,172	$425	$121	$93	$112	$7,923	$7,747

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$50	$—	$—	$—	$—	$50	$—
2009	88	—	—	—	—	88	—
2008	181	—	19	44	46	290	306
2007	1,769	—	—	26	24	1,819	1,729
2006	3,074	287	61	—	8	3,430	3,190
2005	1,646	33	—	9	13	1,701	1,614
2004 & Prior	804	110	35	6	15	970	989

Total commercial mortgage-backed securities(2)(3)(4)	$7,612	$430	$115	$85	$106	$8,348	$7,828

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above as of March 31, 2010 are downgraded super senior securities with amortized cost of $346 million in AA and $63 million in A.
(4)	Included in the table above as of March 31, 2010 are agency commercial mortgage-backed securities with amortized cost of $142 million all rated AAA.

Included in the table above are commercial mortgage-backed securities collateralized by Non-U.S. properties all related to Japanese commercial mortgage-backed securities with an amortized cost of $11 million in AAA, $20 million in A, $82 million in BBB and $80 million in BB and below as of March 31, 2010 and $12 million in AAA, $20 million in A, $97 million in BBB and $203 million in BB and below as of December 31, 2009.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 32% as of March 31, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of March 31, 2010, based on amortized cost, approximately 95% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 81% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of March 31, 2010, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	March 31, 2010
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2010	—%	—%	—%	—%	—%
2009	—	—	—	—	—
2008	32	—	—	—	—
2007	30	—	—	—	—
2006	31	31	30	—	—
2005	30	31	—	—	—
2004 & Prior	36	29	36	9	9

Non- U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	March 31, 2010
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2010	—%	—%	—%	—%	—%
2009	—	—	—	—	—
2008	—	—	7	1	12
2007	—	—	—	5	5
2006	—	—	—	—	8
2005	—	—	—	12	4
2004 & Prior	—	—	—	—	—

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	March 31, 2010
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
2010	$—	$—	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—	—	—
2008	181	—	—	—	—	—	—	181
2007	1,669	—	—	—	—	—	—	1,669
2006	1,840	1,018	—	—	—	1	11	2,870
2005	653	863	—	—	—	—	17	1,533
2004 & Prior	57	157	—	—	342	212	9	777

Total(1)	$4,400	$2,038	$—	$—	$342	$213	$37	$7,030

(1)	Excludes agency commercial mortgage-backed securities of $142 million.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$—	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—	—
2008	17	—	—	—	—	17	15
2007	450	—	—	—	4	454	435
2006	768	62	11	—	—	841	852
2005	1,268	22	—	—	10	1,300	1,270
2004 & Prior	955	39	45	3	12	1,054	1,090

Total commercial mortgage-backed securities(2)	$3,458	$123	$56	$3	$26	$3,666	$3,662

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$—	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—	—
2008	18	—	—	—	—	18	15
2007	473	—	—	—	6	479	442
2006	802	65	11	—	—	878	842
2005	1,313	23	—	—	4	1,340	1,274
2004 & Prior	983	33	42	2	7	1,067	1,089

Total commercial mortgage-backed securities(2)	$3,589	$121	$53	$2	$17	$3,782	$3,662

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Included in the table above as of March 31, 2010 are downgraded super senior securities with amortized cost of $87 million in AA and $11 million in A.

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 31% as of March 31, 2010. See above for a definition of this percentage. As of March 31, 2010, based on amortized cost, approximately 94% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 62% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of March 31, 2010, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Closed Block Business

	March 31, 2010
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2010	—%	—%	—%	—%	—%
2009	—	—	—	—	—
2008	29	—	—	—	—
2007	30	—	—	—	5
2006	30	—	—	—	—
2005	29	—	—	—	—
2004 & Prior	33	17	31	34	4

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	March 31, 2010
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
2010	$—	$—	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—	—	—
2008	17	—	—	—	—	—	—	17
2007	450	—	—	—	—	—	—	450
2006	656	90	—	—	—	—	22	768
2005	1,049	218	—	—	—	—	1	1,268
2004 & Prior	48	11	—	—	786	107	3	955

Total	$2,220	$319	$—	$—	$786	$107	$26	$3,458

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. However, in the fourth quarter of 2009 the NAIC adopted rules which temporarily changed the methodology for determining the NAIC Designations for non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages. Under the new rules, rather than being based on the rating of a third party rating agency, as of December 31, 2009 the NAIC Designations for such securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. The modeled results used in determining NAIC designations as of December 31, 2009, remain unchanged and were utilized for reporting as of March 31, 2010. These rules are expected to be in place until a long-term solution for evaluating these securities is determined.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $8.8 billion, or 6%, of the total fixed maturities as of March 31, 2010 and $9.6 billion, or 7%, of the total fixed maturities as of December 31, 2009. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 29% of the gross unrealized losses attributable to the Financial Services Businesses as of both March 31, 2010 and December 31, 2009. As of March 31, 2010, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $9.8 billion, or 7%, of the total fixed maturities, and may include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $6.4 billion, or 15%, of the total fixed maturities as of March 31, 2010 and $6.7 billion, or 16%, of the total fixed maturities as of December 31, 2009. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 43% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2010, compared to 41% of gross unrealized losses as of December 31, 2009. As of March 31, 2010, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $7.0 billion, or 16%, of the total fixed maturities, and may include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1)(2) NAIC Designation	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$96,854	$3,996	$1,587	$99,263	$94,368	$3,767	$1,845	$96,290
2	14,625	811	625	14,811	14,682	699	790	14,591

Subtotal High or Highest Quality Securities	111,479	4,807	2,212	114,074	109,050	4,466	2,635	110,881
3	2,605	61	256	2,410	2,743	44	314	2,473
4	1,605	25	367	1,263	1,657	22	345	1,334
5	552	29	158	423	685	19	202	502
6	134	17	61	90	197	25	69	153

Subtotal Other Securities(4)	4,896	132	842	4,186	5,282	110	930	4,462

Total Public Fixed Maturities	$116,375	$4,939	$3,054	$118,260	$114,332	$4,576	$3,565	$115,343

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of March 31, 2010 and December 31, 2009, 16 securities with amortized cost of $100 million (fair value, $100 million) and 19 securities with amortized cost of $177 million (fair value, $175 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $186 million of gross unrealized gains and $132 million gross unrealized losses as of March 31, 2010, compared to $195 million of gross unrealized gains and $129 million of gross unrealized losses as of December 31, 2009 on securities classified as held-to-maturity.
(4)	On amortized cost basis, as of March 31, 2010 includes $205 million in emerging market securities and $146 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$20,818	$759	$770	$20,807	$20,374	$656	$853	$20,177
2	5,563	348	148	5,763	5,732	308	187	5,853

Subtotal High or Highest Quality Securities	26,381	1,107	918	26,570	26,106	964	1,040	26,030
3	1,832	65	138	1,759	1,903	56	133	1,826
4	1,524	22	359	1,187	1,552	20	334	1,238
5	360	24	98	286	460	19	125	354
6	31	12	7	36	77	22	10	89

Subtotal Other Securities(2)	3,747	123	602	3,268	3,992	117	602	3,507

Total Public Fixed Maturities	$30,128	$1,230	$1,520	$29,838	$30,098	$1,081	$1,642	$29,537

(1)	Includes, as of March 31, 2010 and December 31, 2009, 18 securities with amortized cost of $85 million (fair value, $82 million) and 20 securities with amortized cost of $13 million (fair value, $8 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of March 31, 2010, includes $517 million in securitized bank loans and $310 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1)(2) NAIC Designation	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$5,968	$350	$103	$6,215	$5,795	$259	$121	$5,933
2	11,158	695	313	11,540	10,485	452	379	10,558

Subtotal High or Highest Quality Securities	17,126	1,045	416	17,755	16,280	711	500	16,491
3	2,134	95	88	2,141	2,292	52	131	2,213
4	1,041	22	96	967	1,193	18	118	1,093
5	448	10	25	433	482	6	36	452
6	284	20	23	281	313	24	39	298

Subtotal Other Securities(4)	3,907	147	232	3,822	4,280	100	324	4,056

Total Private Fixed Maturities	$21,033	$1,192	$648	$21,577	$20,560	$811	$824	$20,547

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of March 31, 2010 and December 31, 2009, 166 securities with amortized cost of $1,551 million (fair value, $1,602 million) and 138 securities with amortized cost of $1,117 million (fair value, $1,124 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $15 million of gross unrealized gains and $4 million of gross unrealized losses as of March 31, 2010, compared to $16 million of gross unrealized gains and $4 million of gross unrealized losses as of December 31, 2009 on securities classified as held to maturity.
(4)	On an amortized cost basis, as of March 31, 2010 includes $827 million in securitized bank loans and $191 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,060	$326	$7	$3,379	$3,091	$247	$13	$3,325
2	7,180	633	30	7,783	6,632	467	41	7,058
Subtotal High or Highest Quality Securities	10,240	959	37	11,162	9,723	714	54	10,383
3	1,502	85	47	1,540	1,354	55	72	1,337
4	782	12	54	740	923	12	65	870
5	263	5	10	258	269	4	14	259
6	123	4	7	120	157	5	17	145

Subtotal Other Securities(2)	2,670	106	118	2,658	2,703	76	168	2,611

Total Private Fixed Maturities	$12,910	$1,065	$155	$13,820	$12,426	$790	$222	$12,994

(1)	Includes, as of March 31, 2010 and December 31, 2009, 102 securities with amortized cost of $1,810 million (fair value, $1,869 million) and 85 securities with amortized cost of $1,358 million (fair value, $1,375 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of March 31, 2010, includes $511 million in securitized bank loans and $358 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1) NAIC Designation	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$35,056	$1,796	$697	$36,155	$33,076	$1,584	$819	$33,841
2	23,786	1,430	794	24,422	23,122	1,091	985	23,228

Subtotal High or Highest Quality Securities	58,842	3,226	1,491	60,577	56,198	2,675	1,804	57,069
3	4,150	128	226	4,052	4,351	77	308	4,120
4	1,840	44	167	1,717	2,025	37	198	1,864
5	591	36	34	593	611	24	47	588
6	260	22	33	249	317	25	55	287

Subtotal Other Securities	6,841	230	460	6,611	7,304	163	608	6,859

Total Corporate Fixed Maturities	$65,683	$3,456	$1,951	$67,188	$63,502	$2,838	$2,412	$63,928

(1)	Reflects equivalent ratings for investments of the international insurance operations.

The following table sets forth our corporate securities by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

	March 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,558	$677	$76	$11,159	$10,252	$606	$77	$10,781
2	11,774	937	81	12,630	11,431	751	122	12,060

Subtotal High or Highest Quality Securities	22,332	1,614	157	23,789	21,683	1,357	199	22,841
3	2,780	123	70	2,833	2,720	87	108	2,699
4	1,455	31	84	1,402	1,627	29	102	1,554
5	410	28	20	418	415	22	26	411
6	144	12	10	146	196	24	22	198

Subtotal Other Securities	4,789	194	184	4,799	4,958	162	258	4,862

Total Corporate Fixed Maturities	$27,121	$1,808	$341	$28,588	$26,641	$1,519	$457	$27,703

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $2 million for both the three months ended March 31, 2010 and 2009, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	March 31, 2010
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$2	$140	$—	$435	$2
2	28	—	303	(1)	331	(1)

Subtotal	323	2	443	(1)	766	1
3	—	—	92	(1)	92	(1)
4	—	—	15	—	15	—
5	—	—	50	—	50	—
6	—	—	—	—	—	—

Subtotal	—	—	157	(1)	157	(1)

Total(2)	$323	$2	$600	$(2)	$923	$—

Credit Derivatives, Sold Protection—Financial Services Businesses

	December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$3	$140	$—	$435	$3
2	28	—	303	(3)	331	(3)

Subtotal	323	3	443	(3)	766	—
3	—	—	132	(2)	132	(2)
4	—	—	—	—	—	—
5	—	—	50	(1)	50	(1)
6	—	—	—	—	—	—

Subtotal	—	—	182	(3)	182	(3)

Total(2)	$323	$3	$625	$(6)	$948	$(3)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

March 31, 2010
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
(in millions)
1	$25	$—	$—	$—	$25	$—
2	—	—	—	—	—	—

Subtotal	25	—	—	—	25	—
3	—	—	—	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—
6	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total(2)	$25	$—	$—	$—	$25	$—

Credit Derivatives, Sold Protection—Closed Block Business

December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
(in millions)
1	$28	$—	$—	$—	$28	$—
2	—	—	—	—	—	—

Subtotal	28	—	—	—	28	—
3	—	—	—	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—
6	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total(2)	$28	$—	$—	$—	$28	$—

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of March 31, 2010 and December 31, 2009, the Financial Services Businesses had $1.702 billion and $1.852 billion of outstanding notional amounts, reported at fair value as a $3 million asset and a $113 million asset, respectively. As of March 31, 2010 and December 31, 2009, the Closed Block Business had $387 million and $461 million of outstanding notional amounts, reported at fair value as an asset of $4 million and $61 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $13 million for the three months ended March 31, 2010 and $7 million for the three months ended March 31, 2009, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	March 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,319	$305	$1,225	$267
Three months or greater but less than six months	214	50	714	175
Six months or greater but less than nine months	139	35	201	56
Nine months or greater but less than twelve months	123	33	1,260	431
Greater than twelve months	4,429	1,568	4,533	1,517

Total	$6,224	$1,991	$7,933	$2,446

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of March 31, 2010 and December 31, 2009. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.991 billion as of March 31, 2010 includes $1.126 billion relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of March 31, 2010 also includes $54 million of gross unrealized losses on securities with amortized cost of $88 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $1 million was included in the six months or greater but less than nine months timeframe, and $53 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At March 31, 2010, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	March 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$292	$71	$408	$94
Three months or greater but less than six months	239	56	203	52
Six months or greater but less than nine months	167	45	18	7
Nine months or greater but less than twelve months	5	4	859	306
Greater than twelve months	2,298	890	1,827	672

Total	$3,001	$1,066	$3,315	$1,131

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of March 31, 2010 and December 31, 2009. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.066 billion as of March 31, 2010 includes $868 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of March 31, 2010 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At March 31, 2010, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Fixed maturity securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statements of financial position. Other fixed maturity securities are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

•	the reasons for the decline in value (credit event, currency or interest rate related, including general credit spread widening);

•	the financial condition of and near-term prospects of the issuer; and

•	the extent and duration of the decline.

In determining whether a decline in value is other-than-temporary, we place greater emphasis on our analysis of the underlying credit versus the extent and duration of a decline in value. Our credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that we will be able to collect all amounts due according to the contractual terms of the security, and analyzing our overall ability to recover the amortized cost of the investment. We continue to utilize valuation declines as a potential indicator of credit deterioration, and apply additional levels of scrutiny in our analysis as the severity and duration of the decline increases.

In addition, we recognize an other-than-temporary impairment in earnings for a debt security in an unrealized loss position when either (a) we have the intent to sell the debt security or (b) it is more likely than not we will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, we analyze our ability to recover the amortized cost by comparing the net present value of our best estimate of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The determination of the assumptions used in these projections requires the use of significant management judgment. See Note 2 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these assumptions and our policies for recognizing other-than-temporary impairments for debt securities.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $216 million and $409 million for the three months ended March 31, 2010 and 2009, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended March 31, 2010 and 2009, were $50 million and $240 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $38 million and $181 million for the three months ended March 31, 2010 and 2009, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended March 31, 2010 and 2009, were $22 million and $101 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$752	$752	$725	$725
Fixed Maturities:
Corporate Securities	9,342	9,776	9,202	9,502
Commercial Mortgage-Backed	1,930	1,937	1,899	1,893
Residential Mortgage-Backed	1,379	1,384	1,434	1,432
Asset Backed Securities	1,134	987	1,022	857
Foreign Government	497	504	508	517
U.S. Government	334	326	169	159

Total Fixed Maturities	14,616	14,914	14,234	14,360
Equity Securities	1,047	1,017	1,033	935

Total trading account assets supporting insurance liabilities	$16,415	$16,683	$15,992	$16,020

As a percentage of amortized cost, 75% of the portfolio was publicly traded as of both March 31, 2010, and December 31, 2009. As of March 31, 2010 and December 31, 2009, 90% and 88%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of March 31, 2010, $1.195 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $114 million secured by “ALT-A” mortgages, represented the remaining $184 million of residential mortgage-backed securities, of which 87% have credit ratings of A or better and 13% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2010		December 31, 2009
Industry(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$3,138	$3,326	$3,089	$3,221
Utilities	1,984	2,069	2,017	2,076
Services	1,356	1,419	1,322	1,364
Finance	1,237	1,250	1,254	1,261
Energy	806	846	705	733
Transportation	476	499	474	488
Retail and Wholesale	338	360	330	348
Other	7	7	11	11

Total Corporate Securities	$9,342	$9,776	$9,202	$9,502

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2010—2008	$—	$—	$—	$—	$—	$—	$—
2007	—	—	—	—	126	126	127
2006	1	2	17	14	89	123	131
2005	7	2	—	—	48	57	60
2004 & Prior	3	23	5	15	31	77	79

Total collateralized by sub-prime mortgages	11	27	22	29	294	383	397
Other asset-backed securities:
Collateralized by auto loans	96	3	—	1	—	100	136
Collateralized by credit cards	461	—	—	89	—	550	388
Other asset-backed securities	43	28	4	23	3	101	101

Total asset-backed securities	$611	$58	$26	$142	$297	$1,134	$1,022

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2010—2008	$—	$—	$—	$—	$—	$—	$—
2007	—	—	—	—	57	57	65
2006	2	2	6	6	58	74	82
2005	6	2	—	—	31	39	42
2004 & Prior	2	19	4	11	16	52	51

Total collateralized by sub-prime mortgages(1)	10	23	10	17	162	222	240
Other asset-backed securities:
Collateralized by auto loans	96	3	—	2	—	101	137
Collateralized by credit cards	481	—	—	89	—	570	397
Other asset-backed securities(2)	43	27	4	19	1	94	83

Total asset-backed securities	$630	$53	$14	$127	$163	$987	$857

(1)	Included within the $222 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of March 31, 2010 are $5 million of securities collateralized by second-lien exposures at fair value.
(2)	As of March 31, 2010, includes collateralized debt obligations with fair value of $39 million, none of which are secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, education loans, equipment leases and franchises.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2009
					BB and below
Vintage	AAA	AA	A	BBB
	(in millions)
2010	$20	$—	$—	$—	$—	$20	$—
2009	4	—	—	—	—	4	—
2008	30	—	—	—	—	30	—
2007	59	—	—	—	—	59	46
2006	284	4	—	—	—	288	197
2005	874	10	—	—	7	891	850
2004 & Prior	548	40	36	10	4	638	806

Total commercial mortgage-backed securities(1)	$1,819	$54	$36	$10	$11	$1,930	$1,899

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2010
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2009
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$20	$—	$—	$—	$—	$20	$—
2009	4	—	—	—	—	4	—
2008	28	—	—	—	—	28	—
2007	59	—	—	—	—	59	43
2006	286	4	—	—	—	290	200
2005	892	10	—	—	3	905	856
2004 & Prior	555	36	30	6	4	631	794

Total commercial mortgage-backed securities	$1,844	$50	$30	$6	$7	$1,937	$1,893

(1)	Included in the table above as of March 31, 2010 are downgraded super senior securities with amortized cost of $13 million in AA and $0 million in A.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$7,431	$239	$77	$7,593	$6,986	$193	$91	$7,088
2	2,337	137	33	2,441	2,349	118	30	2,437

Subtotal High or Highest Quality Securities	9,768	376	110	10,034	9,335	311	121	9,525
3	379	8	37	350	422	7	45	384
4	284	4	66	222	272	3	41	234
5	74	1	25	50	93	—	33	60
6	51	—	37	14	76	2	51	27

Subtotal Other Securities	788	13	165	636	863	12	170	705

Total Public Fixed Maturities	$10,556	$389	$275	$10,670	$10,198	$323	$291	$10,230

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$812	$48	$11	$849	$833	$32	$12	$853
2	2,529	163	14	2,678	2,379	116	18	2,477

Subtotal High or Highest Quality Securities	3,341	211	25	3,527	3,212	148	30	3,330
3	516	19	11	524	592	11	18	585
4	131	4	9	126	153	4	11	146
5	54	1	2	53	54	1	4	51
6	18	—	4	14	25	—	7	18

Subtotal Other Securities	719	24	26	717	824	16	40	800

Total Private Fixed Maturities	$4,060	$235	$51	$4,244	$4,036	$164	$70	$4,130

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

	March 31, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$5	$5	$—	$—	$5	$5	$—	$—
Fixed Maturities:
Corporate Securities	169	170	110	120	191	192	110	122
Commercial Mortgage-Backed	192	120	—	—	238	136	—	—
Residential Mortgage-Backed	314	183	—	—	287	158	—	—
Asset Backed Securities	673	632	26	27	965	913	40	40
Foreign Government	22	23	—	—	24	24	—	—
U.S. Government	—	—	—	—	12	12	—	—

Total Fixed Maturities	1,370	1,128	136	147	1,717	1,435	150	162
Equity Securities	145	161	2	2	148	157	4	5
Other	20	22	—	—	17	19	—	—

Total other trading account assets	$1,540	$1,316	$138	$149	$1,887	$1,616	$154	$167

As of March 31, 2010, on an amortized cost basis 86% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 9% have BBB and the remaining 5% have BB and below credit ratings. As of March 31, 2010, on an amortized cost basis 38% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 62% have BBB credit ratings.

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

Commercial Mortgage and Other Loans

Investment Mix

As of March 31, 2010 and December 31, 2009 we held approximately 11% and 12%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $500 million and $534 million allowance for losses as of March 31, 2010 and December 31, 2009, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	March 31, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial mortgage loans	$19,023	$8,318	$19,322	$8,486
Uncollateralized loans	1,386	—	1,349	—
Loans collateralized by residential properties	873	1	909	1
Other collateralized loans(1)	100	—	111	—

Total commercial mortgage and other loans(2)	$21,382	$8,319	$21,691	$8,487

(1)	Other collateralized loans attributable to the Financial Services Businesses include $84 million and $93 million of collateralized consumer loans and $15 million and $17 million of loans collateralized by aviation assets as of March 31, 2010 and December 31, 2009, respectively.
(2)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

	March 31, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by region:
U.S. Regions:
Pacific	$5,604	29.5%	$2,784	33.5%	$5,744	29.7%	$2,834	33.4%
South Atlantic	4,421	23.2	1,670	20.1	4,530	23.4	1,687	19.9
Middle Atlantic	2,851	15.0	1,777	21.3	2,909	15.1	1,837	21.6
East North Central	1,698	8.9	432	5.2	1,649	8.5	448	5.3
West South Central	1,357	7.1	648	7.8	1,370	7.1	653	7.7
Mountain	1,057	5.6	384	4.6	1,070	5.6	398	4.7
New England	773	4.1	213	2.6	775	4.0	214	2.5
West North Central	554	2.9	194	2.3	563	2.9	196	2.3
East South Central	364	1.9	161	1.9	367	1.9	163	1.9

Subtotal-U.S.	18,679	98.2	8,263	99.3	18,977	98.2	8,430	99.3
Asia	12	0.1	—	—	11	0.1	—	—
Other	332	1.7	55	0.7	334	1.7	56	0.7

Total commercial mortgage loans	$19,023	100.0%	$8,318	100.0%	$19,322	100.0%	$8,486	100.0%

	March 31, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by property type:
Industrial buildings	$4,224	22.2%	$1,850	22.2%	$4,290	22.2%	$1,861	21.9%
Retail stores	4,014	21.1	1,654	19.9	4,123	21.3	1,677	19.8
Office buildings	3,908	20.6	1,775	21.3	4,001	20.7	1,859	21.9
Apartment Complexes	2,856	15.0	1,343	16.2	2,881	14.9	1,376	16.2
Other	1,823	9.6	549	6.6	1,809	9.4	550	6.5
Hospitality	1,143	6.0	453	5.5	1,137	5.9	453	5.3
Agricultural properties	1,055	5.5	694	8.3	1,081	5.6	710	8.4

Total commercial mortgage loans	$19,023	100.0%	$8,318	100.0%	$19,322	100.0%	$8,486	100.0%

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

As of March 31, 2010, our general account investments in commercial mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.76 times, and a weighted average loan-to-value ratio of 65%. As of March 31, 2010, approximately 96% of commercial mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of March 31, 2010, our general account investments in commercial mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.85 times, and a weighted average loan-to-value ratio of 58%. As of March 31, 2010, approximately 99% of commercial mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial mortgage loans attributable to the Financial Services Businesses that were originated in 2010, the weighted average loan-to-value ratio was 48%, and the weighted average debt service coverage ratio was 2.60 times.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage loan portfolio attributable to the Financial Services Businesses included approximately $1.1 billion of such loans as of both March 31, 2010 and December 31, 2009, respectively, and our commercial mortgage loan portfolio attributable to the Closed Block Business included approximately $0.3 billion and $0.4 billion of such loans as of March 31, 2010 and December 31, 2009, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of March 31, 2010 there are $7 million of loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below, For information regarding similar loans we hold as part of our commercial mortgage operations, see “—Invested Assets of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	March 31, 2010
Loan-to-Value Ratio	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$2,736	$479	$645	$532	$158	$101	$4,651
50% - 60%	1,187	422	1,026	399	174	75	3,283
60% - 70%	575	335	1,106	1,158	79	49	3,302
70% - 80%	200	598	1,190	1,661	392	161	4,202
80% - 90%	114	10	353	462	304	296	1,539
90% - 100%	—	—	103	105	270	280	758
Greater than 100%	36	20	52	66	378	736	1,288

Total commercial mortgage loans	$4,848	$1,864	$4,475	$4,383	$1,755	$1,698	$19,023

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	March 31, 2010
	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$1,804	$387	$571	$389	$31	$58	$3,240
50% - 60%	364	214	343	229	62	72	1,284
60% - 70%	92	64	221	819	10	20	1,226
70% - 80%	62	86	467	453	119	28	1,215
80% - 90%	112	34	190	166	103	83	688
90% - 100%	—	—	—	94	143	32	269
Greater than 100%	—	—	122	—	67	207	396

Total commercial mortgage loans	$2,434	$785	$1,914	$2,150	$535	$500	$8,318

The following table sets forth the breakdown of our commercial mortgage loans by year of origination as of March 31, 2010.

Commercial Mortgage Loans by Year of Origination

	March 31, 2010
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2010	$321	1.7%	$58	$0.7%
2009	1,577	8.3	504	6.1
2008	3,691	19.4	1,201	14.4
2007	4,623	24.3	1,678	20.2
2006	3,279	17.2	1,052	12.6
2005 and prior	5,532	29.1	3,825	46.0

Total commercial mortgage loans	$19,023	100.0%	$8,318	100.0%

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

The following table sets forth the gross carrying value for commercial mortgage and other loans by loan classification as of the dates indicated:

	March 31, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Current	$21,000	$8,292	$21,385	$8,461
Delinquent, not in foreclosure	237	14	179	13
Delinquent, in foreclosure	9	3	6	3
Restructured	136	10	121	10

Total commercial mortgage and other loans	$21,382	$8,319	$21,691	$8,487

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	March 31, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$410	$124	$153	$58
Addition to/(release of) allowance for losses	(12)	(6)	335	86
Charge-offs, net of recoveries	(13)	(2)	(81)	(20)
Change in foreign exchange	(1)	—	3	—

Allowance, end of period	$384	$116	$410	$124

As of March 31, 2010 the $384 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $156 million related to loan specific reserves and $228 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2009 the $410 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $162 million related to loan specific reserves and $248 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of March 31, 2010 the $116 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $15 million related to loan specific reserves and $101 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2009 the $124 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $13 million related to loan specific reserves and $111 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

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

Equity Securities—Financial Services Businesses

	March 31, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$328	$27	$17	$338	$398	$21	$20	$399
Non-redeemable preferred stocks	10	3	1	12	10	3	1	12
Mutual fund common stocks(2)	1,421	408	—	1,829	1,394	371	—	1,765
Other common stocks	1,157	59	19	1,197	1,177	45	96	1,126

Total public equity	$2,916	$497	$37	$3,376	$2,979	$440	$117	$3,302

Private Equity
Perpetual preferred stocks(1)	$413	$10	$26	$397	$432	$11	$39	$404
Non-redeemable preferred stocks	14	—	2	12	20	32	—	52
Common stock	12	15	—	27	17	23	—	40

Total private equity(3)	$439	$25	$28	$436	$469	$66	$39	$496

Total equity	$3,355	$522	$65	$3,812	$3,448	$506	$156	$3,798

(1)	These securities have characteristics of both debt and equity securities.
(2)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance.
(3)	Hedge funds and other alternative investments are included in Other Long Term Investments.

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Closed Block Business

	March 31, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$154	$12	$5	$161	$161	$8	$11	$158
Non-redeemable preferred stocks	1	—	—	1	1	—	—	1
Common stock	2,554	577	35	3,096	2,476	496	58	2,914

Total public equity	$2,709	$589	$40	$3,258	$2,638	$504	$69	$3,073

Private Equity
Perpetual preferred stocks(1)	$—	$—	$—	$—	$—	$—	$—	$—
Non-redeemable preferred stocks	6	—	—	6	6	—	—	6
Common stock	—	—	—	—	3	3	—	6

Total private equity	$6	$—	$—	$6	$9	$3	$—	$12

Total equity	$2,715	$589	$40	$3,264	$2,647	$507	$69	$3,085

(1)	These securities have characteristics of both debt and equity securities.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	March 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,202	$7	$829	$30
Three months or greater but less than six months	110	6	159	18
Six months or greater but less than nine months	70	4	13	1
Nine months or greater but less than twelve months	10	1	56	7
Greater than twelve months	357	31	691	59

Total	$1,749	$49	$1,748	$115

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	March 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$4	$1	$24	$6
Three months or greater but less than six months	4	1	49	13
Six months or greater but less than nine months	5	2	12	4
Nine months or greater but less than twelve months	—	—	21	5
Greater than twelve months	34	12	36	13

Total	$47	$16	$142	$41

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of March 31, 2010 were primarily concentrated in the finance and manufacturing sectors compared to December 31, 2009 where the gross unrealized losses were primarily concentrated in the finance, energy, and manufacturing sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $16 million as of March 31, 2010 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	March 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$2,290	$5	$2,188	$10
Three months or greater but less than six months	170	11	267	23
Six months or greater but less than nine months	126	11	8	—
Nine months or greater but less than twelve months	1	—	16	4
Greater than twelve months	101	5	109	11

Total	$2,688	$32	$2,588	$48

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	March 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$7	$2	$29	$8
Three months or greater but less than six months	13	4	24	10
Six months or greater but less than nine months	7	2	2	1
Nine months or greater but less than twelve months	—	—	4	2
Greater than twelve months	—	—	—	—

Total	$27	$8	$59	$21

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of March 31, 2010 were primarily concentrated in the manufacturing, finance, and services sectors compared to December 31, 2009 where the gross unrealized losses were primarily concentrated in the finance, services, and manufacturing sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $8 million as of March 31, 2010 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis and is included in “Realized investment gains (losses). See Note 2 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our policies around other-than-temporary impairments for equity securities. See Note 13 to the Unaudited Interim Consolidated Financial Statements for information regarding the fair value methodology used for equity securities.

Impairments of equity securities attributable to the Financial Services Businesses were $66 million and $253 million for the three months ended March 31, 2010 and 2009, respectively. Impairments of equity securities attributable to the Closed Block Business were $3 million and $240 million for the three months ended March 31, 2010 and 2009, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$328	$336	$331	$338
Non real estate related	832	1,079	816	1,049
Real estate held through direct ownership(1)	1,048	—	1,055	—
Other(2)	610	205	609	158

Total other long-term investments	$2,818	$1,620	$2,811	$1,545

(1)	Primarily includes investment in an office building used by our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holding in the Federal Home Loan Bank of New York, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	March 31, 2010	December 31, 2009
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,984	$1,953
Private, available for sale, at fair value	52	49
Other trading account assets, at fair value	1,906	1,250
Equity securities, available for sale, at fair value	12	12
Commercial mortgage and other loans, at book value (1)	1,559	1,740
Other long-term investments	1,522	1,548
Short-term investments	924	1,185

Total investments	$7,959	$7,737

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

The table above includes the invested assets of our brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet are not included.

Fixed Maturity Securities

Fixed maturity securities primarily include investments related to our non-retail banking operations, where customer deposit liabilities are primarily supported by fixed maturity and short-term investments, in addition to cash and cash equivalents.

As of March 31, 2010, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of $798 million and fair value of $829 million, 99% of which have credit ratings of A or above and the remaining 1% of which have credit ratings of BB and below. Also included are available for sale commercial mortgage-backed securities with amortized cost of $126 million and fair value of $134 million, 95% of which have credit ratings of A or above and the remaining 5% of which have credit ratings of B and below. Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of March 31, 2010 all of which have AAA credit ratings.

As of March 31, 2010, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $243 million and fair value of $252 million, none which represents securities collateralized by sub-prime mortgages. Based on amortized cost, 90% of the available for sale asset-backed securities have credit ratings of A or above and the remaining 10% have BBB or below credit ratings. The asset-backed securities as of March 31, 2010, include collateralized debt obligations with amortized cost of $21 million and fair value of $8 million. An additional $27 million of asset-backed securities held outside the general account as of March 31, 2010 are classified as other trading account assets, 86% of which have credit ratings of AAA and 14% of which have credit ratings of B.

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

Commercial mortgage and other loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of March 31, 2010 and December 31, 2009, the interim loans had an unpaid principal balance of $1.6 billion and $1.7 billion, respectively, and an allowance for losses or credit related market value losses totaling $237 million and $236 million, respectively. The weighted average loan-to-value ratio was 113% as of March 31, 2010 and 112% as of December 31, 2009, indicating that, in aggregate, the loan amount was greater than the collateral value, and the weighted average debt service coverage ratio was 1.14 times as of March 31, 2010 and 1.16 times as of December 31, 2009. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of March 31, 2010, we also hold $47 million of commercial real estate held for sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

	March 31, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
General Account
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$8,348	$3,782	$7,828	$3,662
Trading Account Assets Supporting Insurance Liabilities	1,937	—	1,893	—
Other Trading Account Assets	120	—	136	—
Commercial Mortgage Loans, at gross carrying value(1)	19,023	8,318	19,322	8,486
Real estate related joint ventures and limited partnerships(2)	328	336	331	338
Real estate held through direct ownership(3)	1,048	—	1,055	—

Other Entities and Operations(4)
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$134	$—	$92	$—
Other Trading Account Assets	—	—	—	—
Commercial Mortgage Loans, at gross carrying value(5)	1,554	—	1,739	—
Real estate related joint ventures and limited partnerships(2)	497	—	492	—
Real estate held through direct ownership(3)	444	—	461	—

(1)	Carrying value is generally based on unpaid principal balance. Amounts are shown gross of allowance for losses of $344 million and $116 million as of March 31, 2010 and $371 million and $124 million as of December 31, 2009, attributable to the Financial Services Businesses and the Closed Block Business, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.
(2)	Balances accounted for under either the cost or equity method and include all real estate related exposures, net of impairments.
(3)	Represents wholly-owned investment real estate which we have the intent to hold for the production of income as well as real estate held for sale. Real estate which we have the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.
(4)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.
(5)	Carrying value is generally based on unpaid principal balance, the lower of cost or fair value, or fair value. Amounts are shown gross of allowance for losses of $141 million and $147 million as of March 31, 2010 and December 31, 2009, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.

Liquidity and Capital Resources

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operation of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and our access to the capital markets and the alternate sources of liquidity and capital described herein.

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

We continue to refine our metrics for capital management. These enhancements to the current framework, which is primarily based on statutory risk based capital measures, are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company. In addition, we continue to use an economic capital framework for making certain business decisions.

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, are dividends, returns of capital and interest income from its subsidiaries, and cash and short-term investments. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets and bank facilities, as well as the “—Alternative Sources of Liquidity” described below.

The primary uses of funds at Prudential Financial include servicing our debt and payment of declared shareholder dividends, operating expenses, and capital contributions and obligations to subsidiaries.

As of March 31, 2010, Prudential Financial had cash and short-term investments of $3.459 billion, a decrease of $371 million from December 31, 2009. Included in the cash and short-term investments of Prudential Financial is $765 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Also included are short-term investments of $1.143 billion, consisting primarily of government agency securities and money market funds.

Prudential Financial’s principal sources and uses of cash and short-term investments for the three months ended March 31, 2010 were as follows:

Three Months Ended March 31, 2010
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$92
Proceeds from the issuance of long-term senior debt(2)	1,244
Repayment of funding agreements from Prudential Insurance	209
Proceeds from stock-based compensation and exercise of stock options	75

Total sources	1,620

Uses:
Capital contributions to subsidiaries(3)	681
Shareholder dividends	34
Repayment of short-term debt, net of issuances	2
Repayment of retail medium-term notes	219
Net borrowings under intercompany loan agreements(4)	69
Payment of income taxes (5)	790
Other, net	196

Total uses	1,991

Net decrease in cash and short-term investments	$(371)

(1)	Includes dividends and/or returns of capital of $66 million from international insurance subsidiaries, $14 million from asset management subsidiaries and $12 million from other subsidiaries.

(2)	See “—Financing Activities.”
(3)	Includes capital contributions of $480 million to asset management subsidiaries, $135 million to international insurance and investments subsidiaries, $62 million to our offshore captive reinsurer and $4 million to other subsidiaries.
(4)	Includes net borrowings of $250 million and $150 million by Prudential Arizona Reinsurance Captive Company and Universal Prudential Arizona Reinsurance Captive Company, respectively, funding statutory reserves required under Regulation XXX and Guideline AXXX, as discussed in more detail in “—Financing Activities,” offset by repayment of $508 million of intercompany notes by our asset management subsidiaries. The remainder represents loans and repayments from other subsidiaries and net activity in our intercompany liquidity account described above.
(5)	Represents an estimated tax payment to the Internal Revenue Service made March 15, 2010 with an extension request for Prudential Financial and its subsidiaries 2009 consolidated federal income tax return. This payment is driven in part by the gain on the sale of our minority joint venture interest in Wachovia Securities. Prudential Financial has already received tax payments in 2009 related to this payment to the Internal Revenue Service pursuant to a tax allocation agreement with its subsidiaries.

Prudential Financial is a holding company whose principal assets are its investments in subsidiaries. We believe Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. For our current ratings (some of which are below these targets), a description of material rating actions that have occurred through the date of this filing, and a discussion of the potential impacts of ratings downgrades, see “—Ratings.” We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of March 31, 2010 was as follows:

March 31, 2010
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/ postretirement benefits)	$25,961
Junior subordinated debt (hybrid securities)(1)	1,518
Capital debt(1)	7,210

Total capital	$34,689

(1)	Our capital debt to total capital ratio was 21.9% as of March 31, 2010. For the purpose of calculating this ratio, 75% of the hybrid securities are attributed equity credit, with the remaining 25% treated as capital debt. Moody’s has recently proposed changes in the amount of equity credit they will assign to hybrid securities. If the proposal is adopted, the equity credit attributed to our outstanding hybrid securities will likely be reduced. As a result, we may consider actions to address these new requirements.

As shown in the table above, as of March 31, 2010, the Financial Services Businesses had $34.7 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of March 31, 2010.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets. As of December 31, 2009, Prudential Insurance’s unassigned surplus was $5.295 billion, and it recorded applicable adjustments for cumulative unrealized investment gains of $925 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance, or NJDOBI, or the Department, of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the prior calendar year’s statutory surplus or (ii) the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for payment of the dividend. Prudential Insurance’s statutory surplus as of December 31, 2009 was $10.042 billion and its statutory net gain from operations, excluding realized investment gains and losses, for the year ended December 31, 2009 was $2.424 billion. As a result, since Prudential Insurance paid no dividends to its parent in 2009, it may pay a dividend in an amount of up to $2.424 billion in 2010 without the dividend being considered an “extraordinary dividend” under New Jersey insurance law. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances. Prudential Insurance has notified the Department of its intent to pay an ordinary dividend in 2010 of up to $2.4 billion, and the Department has indicated that it does not object to the dividend payment; however, the actual payment of any ordinary dividend is subject to declaration by the Board of Directors and could be impacted by a deterioration in current market conditions.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Further, as a result of Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain other restrictions that preclude Gibraltar Life from paying dividends to Prudential Financial in the near term. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay dividends. Market conditions, such as those experienced in 2008 and early 2009, could adversely impact the capital positions of our international insurance companies and further restrict their ability to pay dividends. The ability of our asset management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

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

Commercial Paper Programs

Prudential Financial has a commercial paper program currently rated “A-1” by S&P, “P-2” by Moody’s and “F2” by Fitch with an authorized capacity of $5.0 billion. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. As of March 31, 2010, Prudential Financial’s outstanding commercial paper borrowings were $143 million, representing a decrease of $3 million from December 31, 2009. The weighted average maturity of Prudential Financial’s outstanding commercial paper was 33 days, of which 16% was overnight. The daily average commercial paper outstanding during the first three months of 2010 under this program was $150 million. The weighted average interest rate on these borrowings was 0.39% and 2.34% for the three months ended March 31, 2010 and 2009, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program currently rated “A-1+” by S&P, “P-2” by Moody’s and “F1” by Fitch with a current authorized capacity of $12.0 billion. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance. As of March 31, 2010, Prudential Funding’s outstanding commercial paper borrowings were $733 million, representing an increase of $3 million from December 31, 2009. The weighted average maturity of Prudential Funding’s outstanding commercial paper was 28 days, of which 29% was overnight. As of March 31, 2010, the majority of the proceeds from outstanding commercial paper were held in cash and cash equivalents, while the remainder was primarily utilized to fund the working capital needs of our affiliates and short-term cash flow timing mismatches. The daily average commercial paper outstanding during the first three months of 2010 under this program was $760 million. The weighted average interest rates on these borrowings were 0.30% and 0.90% for the three months ended March 31, 2010 and 2009, respectively.

Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program.

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

Both commercial paper programs are backed by our unsecured committed lines of credit. As of March 31, 2010, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.340 billion. There were no outstanding borrowings under these facilities as of March 31, 2010. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, repurchase agreements and mortgage dollar rolls, in order to earn spread income, to borrow funds, or to facilitate trading activity. These programs are driven by portfolio holdings in securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our domestic insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase of two years or less. A portion of the asset-backed securities held in our short-term spread portfolios, including our enhanced short-term portfolio, are collateralized by sub-prime mortgages. Floating rate assets comprise the majority of our short-term spread portfolio. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings, including details regarding those securities held in our enhanced short-term portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

As of March 31, 2010, our Financial Services Businesses had liabilities totaling $5.598 billion under such programs, including $2.969 billion representing securities sold under agreements to repurchase, $2.380 billion representing cash collateral for loaned securities and $249 million representing securities sold but not yet purchased. Of the $5.598 billion for the Financial Services Businesses as of March 31, 2010, $2.997 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from 2 days to 3 months with a weighted average maturity of 13 days. As of December 31, 2009, our Financial Services Businesses had liabilities totaling $5.532 billion under such programs.

As of March 31, 2010, our Closed Block Business had liabilities totaling $3.942 billion under such programs, including $3.142 billion representing securities sold under agreements to repurchase and $800 million representing cash collateral for loaned securities. Of the $3.942 billion for the Closed Block Business as of March 31, 2010, $2.419 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from 2 days to 3 months with a weighted average maturity of 19 days. As of December 31, 2009, our Closed Block Business had liabilities totaling $3.888 billion under such programs. In addition, at March 31, 2010, the Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $324 million of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of March 31, 2010, our domestic insurance entities had assets eligible for the lending program of $77.5 billion, of which $8.5 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2010, we believe approximately $24.1 billion of the remaining eligible assets are readily lendable, of which approximately $16.1 billion relates to the Financial Services Business; however, these amounts are subject to potential regulatory constraints. Further, changes in market conditions can affect the ability to lend the available assets.

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

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings, depending on the type of asset pledged. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount up to 7% of its prior year-end statutory net admitted assets, excluding separate account assets. This limitation resets to 5% on December 31, 2010 unless extended by NJDOBI. NJDOBI has also limited the aggregate amount of assets that Prudential Insurance may pledge for any loans, including FHLBNY borrowings, up to 10% of its prior year-end statutory net admitted assets, excluding separate account assets; however, this limitation excludes certain activities, such as the asset-based financing transactions described above. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2009, the 7% limitation equates to a maximum amount of pledged assets of $10.4 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $8.7 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2010, we had pledged qualifying assets with a fair value of $3.9 billion, which supported outstanding collateralized advances of $2.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.7 billion as of March 31, 2010.

As of March 31, 2010, $2.0 billion of the FHLBNY outstanding advances are reflected in “Short-term debt” with $1.0 billion maturing on June 4, 2010 and $1.0 billion maturing on December 6, 2010. Upon maturity, these advances are expected to be repaid using a combination of available cash, proceeds from the Medium-Term Notes issuance by Prudential Financial in January 2010, and refinancing with FHLBNY. As of March 31, 2010, proceeds from these advances of $373 million were invested in cash and short-term investments at Prudential Insurance, $1.0 billion were used to support the operating needs of our businesses, $294 million were used as a replacement source of funding for a portion of capital requirements of Gibraltar Life, previously funded through foreign currency denominated unsecured bridge loan facilities, and the balance was used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston, or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “short-term debt” or “long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of March 31, 2010, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of March 31, 2010, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity based FHLBB stock, of approximately $1.1 billion.

Liquidity and Capital Resources of Subsidiaries

Domestic Insurance Subsidiaries

General Liquidity

We manage the liquidity of our domestic insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our domestic operations are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims. The impact of Prudential Funding’s financing capacity on liquidity, as discussed more fully under “—Alternative Sources of Liquidity,” is considered in the internal liquidity measures of the domestic insurance operations.

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

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$37,648	47%	$38,078	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,728	26	20,570	26
At market value	1,677	2	1,598	2
At contract value, less surrender charge of 5% or more	3,795	5	4,166	5

Subtotal	63,848	80	64,412	80
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,531	20	16,382	20

Total annuity reserves and deposit liabilities	$80,379	100%	$80,794	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the perceived value of these guarantee features to policyholders as a result of recent market declines. Annuity benefits and guaranteed investment withdrawals under group annuity contracts are generally not subject to early withdrawal. Gross account withdrawals for our domestic insurance operations’ products were consistent with our assumptions in asset/liability management and the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of March 31, 2010 and December 31, 2009, our domestic insurance operations had liquid assets of $136.3 billion and $134.3 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $8.4 billion and $11.1 billion as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, $112.1 billion, or 90.2%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were considered high or highest quality based on NAIC or equivalent rating. The remaining $12.2 billion, or 9.8%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings target. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. Prudential Insurance reported an RBC ratio of 577% as of December 31, 2009. The RBC ratio is an annual calculation; however, based upon March 31, 2010 amounts, we estimate that our RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

The level of statutory capital of our domestic life insurance subsidiaries can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded and credit quality migration of the investment portfolio, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of our domestic life insurance subsidiaries is also affected by statutory accounting rules, which are subject to change by insurance regulators.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 did not have a material impact on the statutory surplus of our domestic life insurance subsidiaries in the aggregate. However, VACARVM resulted in higher statutory reserves ceded to our offshore captive reinsurance company, which increased statutory reserve credit requirements by approximately $635 million from the levels at December 31, 2008. In 2009, we satisfied the reinsurance reserve credit requirement through a combination of funding statutory reserve credit trusts with available cash of the captive reinsurer and cash proceeds from an inter-company loan to the captive reinsurer from Prudential Insurance. Additional funding to the reinsurance trusts was not required as of March 31, 2010, as our reinsurance credit trust assets were sufficient to meet the reserve credit requirements.

We review the reinsurance reserve credit requirements and the value of the reinsurance trust assets on a quarterly basis. Since the exact requirements cannot be known for certain until after the close of the accounting period, we estimate the reserve credit requirements and determine if the value of the reinsurance trust assets are sufficient. If we determine that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we would expect to satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash and loans from Prudential Financial and/or affiliates. We also continue to evaluate other options to address reserve credit needs such as obtaining letters of credit.

International Insurance and Investments Subsidiaries

In our international insurance operations, liquidity is provided through operating cash flows from ongoing operations as well as portfolios of liquid assets. In managing the liquidity, and the interest and credit risk profiles of our international insurance portfolios, we employ a discipline similar to the discipline employed for domestic insurance subsidiaries. We monitor liquidity through the use of internal liquidity measures, taking into account the liquidity of the asset portfolios.

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of March 31, 2010 and December 31, 2009, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $74.1 billion and $74.0 billion, respectively. Of those amounts, $40.4 billion and $41.1 billion, respectively, were associated with Gibraltar Life.

A special dividend was payable to certain Gibraltar Life policyholders based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. The first special dividend was paid in 2005 and the final special dividend is payable generally on the next anniversary of the issue date of each applicable insurance policy, beginning in April 2009. During the three months ended March 31, 2010, Gibraltar made distributions to policyholders of $100 million in payment of the 2009 special dividend, primarily in the form of additional policy values, and to a lesser extent in cash. As of March 31, 2010, the remaining liability of $35 million related to the special dividend is included in “Policyholders’ dividends” and will be paid upon the applicable policy anniversary dates through the second quarter of 2010. Gibraltar Life’s investment portfolio continues to be structured to provide adequate liquidity for payment of the special dividend.

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. Concurrent with our acquisition, substantially all of Yamato’s insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges are 20% in the first year and will decline by 2% each year thereafter. Subsequent to the acquisition, we renamed the acquired company The Prudential Gibraltar Financial Life Insurance Company, Ltd.

The Prudential Life Insurance Company, Ltd., or Prudential of Japan, had $26.8 billion and $26.2 billion of general account insurance related liabilities, other than dividends to policyholders, as of March 31, 2010 and December 31, 2009, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of March 31, 2010 and December 31, 2009. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of March 31, 2010 and December 31, 2009, our international insurance subsidiaries had cash and short-term investments of $1.7 billion and $2.2 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $58.9 billion and $58.2 billion, respectively. As of March 31, 2010, $57.7 billion, or 98%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were considered high or highest quality based on NAIC or equivalent rating, of which $32.0 billion and $19.5 billion were associated with Gibraltar Life and Prudential of Japan, respectively. The remaining $1.2 billion, or 2%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating, of which $0.8 billion and $0.4 billion were associated with Gibraltar Life and Prudential of Japan, respectively. In addition, of the $57.7 billion of fixed maturity investments that are not designated as held to maturity and considered high or highest quality based on NAIC or equivalent rating, $41.4 billion, or 72%, were invested in government or government agency bonds. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

Insurance regulators in Japan recently released new solvency margin regulations that will become effective March 31, 2012. The revisions are expected to cause a reduction in solvency margins for the Japanese insurance industry. We have completed our evaluation of the impact that the new regulations would have on our Japan insurance operations. While we do not expect the new regulations will have a significant impact on these operations, they may potentially result in temporary reductions in dividends to Prudential Financial.

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.” These hedging strategies include both internal and external hedging programs.

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar denominated investments held on the books of these yen-based entities. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first quarter of 2010, Prudential Financial funded $47 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of March 31, 2010 the market value of the internal hedges was a liability of $427 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of March 31, 2010, the $427 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher net cash outflows from Prudential Financial in excess of our historical experience.

Our external hedges primarily serve to hedge the equity investments in certain subsidiaries and future income of most foreign subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates. During the first quarter of 2010, Prudential Financial paid $20 million of net cash flows for external hedge settlements. As of March 31, 2010, the net liability related to external foreign currency hedges was $84 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

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

The principal sources of liquidity for our proprietary investments and interim loans held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. Current market conditions have increased the liquidity risks associated with our proprietary investments and interim loans, as the markets for certain investments, such as commercial mortgages and real estate, continue to be less liquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

In December 2008, we received approval from NJDOBI for Prudential Insurance to provide an 18-month $1.5 billion lending facility to our commercial mortgage operation that is collateralized primarily by its interim loan portfolio. As of March 31, 2010, we were in compliance with the loan-to-value covenant of the facility. However, there is a risk that further deterioration in the collateral pledged under the facility could require posting of additional collateral or a partial pay down of the facility to bring the facility into compliance with its covenants. As of March 31, 2010, $0.6 billion was outstanding under this facility, unchanged from year end.

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

At both March 31, 2010 and December 31, 2009, total outstanding purchase commitments were $8.7 billion. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of March 31, 2010:

	Contractual Maturity Date
	Remaining 2010	2011	After 2011	Total
	(in millions)
Recourse to Prudential Insurance	$2,475	$973	$450	$3,898
Recourse limited to assets of separate accounts	2,351	2,032	412	4,795

Total	$4,826	$3,005	$862	$8,693

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, upon the failure of Prudential Insurance to maintain required ratings or upon the failure to satisfy other financial covenants. Of the $8.7 billion of total commitments reflected in the table above, $3.9 billion represents off-balance sheet commitments, of which $1.6 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $1.0 billion, of which $0.1 billion was outstanding at March 31, 2010. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account.

As of March 31, 2010, these separate account portfolios had combined gross and net asset values of $23.7 billion and $11.5 billion, respectively.

At the time of maturity of a commitment obligation, Prudential Insurance often endeavors to negotiate extensions, refinancings or other solutions with creditors. Management believes that the separate accounts have sufficient resources to ultimately meet their obligations. However, because of the recent volatility and disruption in the credit and real estate capital markets, the separate accounts may not be able to timely fund all maturing obligations from regular sources such as asset sales, operating cash flow, deposits from clients, debt refinancings or from the above-mentioned portfolio level credit facilities. In cases where the separate account is not able to fund maturing obligations, Prudential Insurance may be called upon or required to provide interim funding solutions. To date, Prudential Insurance has not provided any such funding.

As of March 31, 2010 and December 31, 2009, our asset management subsidiaries had cash and cash equivalents and short-term investments of $472 million and $646 million, respectively.

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

As of March 31, 2010 and December 31, 2009, total short- and long-term debt of the Company on a consolidated basis was $24.7 billion and $24.2 billion, respectively, which as shown below, includes $15.7 billion and $14.7 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated:

	March 31, 2010	December 31, 2009
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$143	$146
Floating rate convertible senior notes	2	2
Current portion of long-term debt	49	55

Total general obligation short-term debt	194	203

General obligation long-term debt:
Senior debt	10,979	9,725
Junior subordinated debt (hybrid securities)	1,518	1,518
Retail medium-term notes	3,009	3,222

Total general obligation long-term debt	15,506	14,465

Total borrowings	$15,700	$14,668

The following table presents, as of March 31, 2010, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium-term Notes
	(in millions)
2011	$350	$—	$129
2012	850	—	113
2013	1,600	—	182
2014	1,500	—	84
2015 and thereafter	6,679	1,518	2,501

Total	$10,979	$1,518	$3,009

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $10.0 billion. As of March 31, 2010, approximately $1.4 billion remained available under the program. On January 14, 2010, Prudential Financial issued $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015 under the Medium-Term Notes, Series D program. Proceeds from these issuances will be used to replace a portion of borrowings from the FHLBNY which matures in June 2010 and the remainder is being used for general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.23% and 5.35% for the three months ended March 31, 2010 and 2009, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of March 31, 2010, approximately $2.7 billion remained available under this program. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.69% and 5.45% for the three months ended March 31, 2010 and 2009, respectively, excluding the effect of debt issued to consolidated subsidiaries. The decline in demand for risk-bearing investments among retail investors, and the related increase in funding costs due to the recent disruptions in the credit markets and downgrade of Prudential Financial’s long-term senior debt rating in 2009 has resulted in a halt in new issuances under the retail medium-term notes program. However, if the capital markets continue to improve, we may resume new issuances under the program.

In 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors and $920 million of 9.0% fixed-rate junior subordinated notes to retail investors. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. See Note 14 to our Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K for additional information concerning these junior subordinated notes.

Prudential Financial also maintains a Euro medium term notes program under which it is authorized to issue up to $1.5 billion of notes. As of March 31, 2010, there was no debt outstanding under this program.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of March 31, 2010, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	March 31, 2010	December 31, 2009
	(in millions)
Borrowings:
General obligation short-term debt(1)	$3,066	$3,122

General obligation long-term debt:
Senior debt	14,231	13,199
Junior subordinated debt (hybrid securities)	1,518	1,518
Surplus notes(2)	4,142	4,141

Total general obligation long-term debt	19,891	18,858

Total general obligations	22,957	21,980

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(3)	1,750	2,179

Total limited and non-recourse borrowing	1,750	2,179

Total borrowings(4)	24,707	24,159

Total asset-based financing	9,540	9,420

Total borrowings and asset-based financings	$34,247	$33,579

(1)	As of both March 31, 2010 and December 31, 2009, includes $2.0 billion of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	As of both March 31, 2010 and December 31, 2009, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $942 million and $941 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of both March 31, 2010 and December 31, 2009, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(4)	Does not include $4.3 billion and $4.9 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of March 31, 2010 and December 31, 2009, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of March 31, 2010. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see”—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations increased by $977 million from December 31, 2009 to March 31, 2010, primarily due to the issuance of medium-term notes offset by repayments of certain retail medium-term notes.

Our total borrowings consist of capital debt, investment-related debt, securities business-related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment-related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Securities business-related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business-related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of both March 31, 2010 and December 31, 2009 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	March 31, 2010	December 31, 2009
	(in millions)
General obligations:
Capital debt(1)	$8,728	$8,453
Investment related	10,547	9,245
Securities business related	1,764	2,298
Specified other businesses	1,918	1,984

Total general obligations	22,957	21,980
Limited and non-recourse debt	1,750	2,179

Total borrowings	$24,707	$24,159

Short-term debt	$3,066	$3,122
Long-term debt	21,641	21,037

Total borrowings	$24,707	$24,159

Borrowings of Financial Services Business	$22,957	$22,409
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$24,707	$24,159

(1)	Includes $1.5 billion of total outstanding junior subordinated debt. See “—Prudential Financial” for additional information on our capital debt to total capital ratio, including the capital debt and equity credit attributed to our outstanding junior subordinated debt.

The following table presents, as of March 31, 2010, the Company’s contractual maturities of its long-term debt:

Long-term Debt
(in millions)
Calendar Year:
2011	$532
2012	967
2013	1,861
2014	1,663
2015 and thereafter	16,618

Total	$21,641

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

In 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3.0 billion of ten-year floating rate surplus notes through 2016, if certain conditions are met (commonly referred to as XXX notes), for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, which may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience, interest rates and credit spreads. As of March 31, 2010, there have been no collateral postings made under the derivative instruments. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Total outstanding notes under this facility was $2.7 billion both as of March 31, 2010 and December 31, 2009. See Note 14 included in our 2009 Annual Report on Form 10-K for additional information.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes (commonly referred to as AXXX notes) to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 14 to our Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K for additional information. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that requires Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of March 31, 2010, no collateral amounts were required to be paid.

As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2010 to finance statutory reserves required under Regulation XXX and Guideline AXXX. Several strategies are currently under review to reduce the strain of increased AXXX and XXX statutory reserves associated with our term and universal life products. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, entering into reinsurance transactions, executing other capital market strategies or obtaining loans from affiliates; however, our ability to successfully execute these strategies will depend on market conditions. Based on current market conditions, and absent any successful mitigation efforts, we currently believe that our financing need for 2010 could be up to approximately $1.0 billion for XXX and AXXX combined, of which $400 million is currently being funded through loans from Prudential Financial. Longer term, these notes are expected to be replaced with a combination of the activities described. Also, this amount will fluctuate as a result of sales levels. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could require us to increase prices and/or reduce our sales of term or universal life products and/or have a negative impact on our capital position.

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from two to ten years. As of March 31, 2010 and December 31, 2009, the outstanding aggregate principal amount of such notes totaled $4.3 billion and $4.9 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is due to maturities in excess of issuances during 2010. Our ability to issue under this program will depend on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $800 million. We intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, new liability origination and internal sources of funds.

Lines of Credit and Other Credit Facilities

As of March 31, 2010, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.34 billion. These facilities are available to each of the borrowers, up to the aggregate committed credit, to be used for general corporate purposes. This amount includes a $1.94 billion 5-year credit facility that expires in May 2012, which includes 21 financial institutions, and a $2.4 billion credit facility, of which $200 million expires in December 2011 and $2.2 billion expires in December 2012, which includes 20 financial institutions. We maintain these facilities primarily as back up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under either facility as of March 31, 2010. Any borrowings made under these outstanding facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in each facility agreement. Within each facility, no single financial institution has more than 15% of the total committed credit.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our ability to borrow under these facilities is not contingent on our credit ratings or subject to material adverse change clauses. As of March 31, 2010, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, exceeded the minimum amounts required to borrow under these facilities. We also use uncommitted lines of credit from financial institutions.

Ratings

Financial strength ratings (which are sometimes referred to as “claims-paying” ratings) and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Nationally Recognized Statistical Ratings Organizations continually review the financial performance and financial condition of the entities they rate, including Prudential Financial and its rated subsidiaries. Our credit ratings are also important for our ability to raise capital through the issuance of debt and for the cost of such financing.

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Prudential Financial and certain of its subsidiaries as of the date of this filing:

	A.M. Best(1)	S&P(2)	Moody’s(3)		Fitch(4)
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A2		A+
PRUCO Life Insurance Company	A+	AA-	A2		A+
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A2		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	A2		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2		F2
Long-term senior debt(5)	a-	A	Baa2		BBB
Junior subordinated long-term debt	bbb	BBB+	Baa3		BB+
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	Baa1		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-2		F1
Long-term senior debt	a+	AA-	A3		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A2		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)

Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”

(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings currently range from “AAA (exceptionally strong)” to “D (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	Includes the retail medium-term notes program.

The ratings set forth above reflect current opinions of each rating agency. Each rating should be evaluated independently of any other rating. These ratings are not directed toward shareholders and do not in any way reflect evaluations of the safety and security of the Common Stock. These ratings are reviewed periodically and may be changed at any time by the rating agencies. As a result, we cannot assure you that we will maintain our current ratings in the future.

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

Requirements to post collateral or make other payments under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of March 31, 2010 would result in estimated additional collateral posting requirements or payments under such agreements of approximately $189 million as of March 31, 2010. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.7 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $15 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a negative outlook generally implies that over the next 12-18 months, the rating agency expects more downgrades than upgrades among companies in the sector. However, such an outlook does not imply that all, or even a majority of, companies will necessarily experience ratings downgrades. S&P, Moody’s, Fitch and A.M. Best each currently have the U.S. life insurance sector on negative outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. S&P, Moody’s and Fitch currently have all of the Company’s ratings on stable outlook. A.M. Best has had the Company’s ratings on negative outlook since May 2009.

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

On January 29, 2010, Fitch downgraded the junior subordinated long term debt rating of Prudential Financial from BBB- to BB+. The outlook on this rating is stable. No other significant changes in our ratings or rating outlooks occurred from the beginning of 2010 through the date of this filing.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments now or in the future. See “Commitments and Guarantees” within Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate exposure to market risk. The market risk incurred and our strategies for managing this risk varies by product. There have been no material changes in our market risk exposures from December 31, 2009, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2009, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the Securities and Exchange Commission. See Item 1A,

“Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of how the difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2010, in Saunders v. Putnam American Government Income Fund, plaintiffs moved for preliminary approval of class settlements with all defendants, including Prudential Securities, and for certification of a settlement class.

In February 2010, State Street Bank and Trust Company (“State Street”) reached a settlement with the SEC over charges that it misled investors about their exposure to subprime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street agreed to pay approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that will be distributed to injured investors. Consequently, State Street agreed to pay PRIAC, for deposit into its separate accounts, approximately $52.5 million within 14 days of the entry of a final judgment by the United States District Court for the District of Massachusetts. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In February 2010, the United States District Court for the District of Massachusetts entered final judgment and, in March 2010, in compliance with the court order, State Street paid PRIAC approximately $52.5 million, the penalty portion of which (approximately $8.4 million) will be distributed to affected PRIAC clients.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2010, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2010 through January 31, 2010	38,550	$53.47	—
February 1, 2010 through February 28, 2010	316,746	$48.22	—
March 1, 2010 through March 31, 2010	3,196	$55.29	—

Total	358,492	$48.85	—	$—

(1)	Reflects shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 6. Exhibits

10.1	First Amendment to the Prudential Severance Plan for Senior Executives dated April 28, 2010.
10.2	First Amendment to the Prudential Severance Plan for Executives dated April 28, 2010.
10.3	First Amendment to the Prudential Severance Plan dated April 28, 2010.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer.
32.2	Section 906 Certification of the Chief Financial Officer.
101.INS – XBRL	Instance Document.
101.SCH – XBRL	Taxonomy Extension Schema Document.
101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.
101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.
101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.

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

PRUDENTIAL FINANCIAL, INC.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 7, 2010

EXHIBIT INDEX

10.1	First Amendment to the Prudential Severance Plan for Senior Executives dated April 28, 2010.
10.2	First Amendment to the Prudential Severance Plan for Executives dated April 28, 2010.
10.3	First Amendment to the Prudential Severance Plan dated April 28, 2010.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer.
32.2	Section 906 Certification of the Chief Financial Officer.
101.INS – XBRL	Instance Document.
101.SCH – XBRL	Taxonomy Extension Schema Document.
101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.
101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.
101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.