Form 10-Q
period 2010-06-30
PRUDENTIAL FINANCIAL INC
filed 2010-08-06
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 465 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) economic, political, currency and other risks relating to our international operations; (12) fluctuations in foreign currency exchange rates and foreign securities markets; (13) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (18) changes in statutory or U.S. GAAP accounting principles, practices or policies; (19) changes in assumptions for retirement expense; (20) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (21) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. The foregoing risks are even more pronounced in severe adverse market and economic conditions such as those that began in the second half of 2007 and continued into 2009. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2010 and December 31, 2009 (in millions, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2010—$177,802; 2009—$174,251)(1)	$185,293	$175,225
Fixed maturities, held to maturity, at amortized cost (fair value: 2010—$5,209; 2009—$5,197)(1)	5,023	5,120
Trading account assets supporting insurance liabilities, at fair value(1)	16,733	16,020
Other trading account assets, at fair value	5,502	3,033
Equity securities, available for sale, at fair value (cost: 2010—$6,119; 2009—$6,106)	6,641	6,895
Commercial mortgage and other loans (includes $576 and $479 measured at fair value under the fair value option at June 30, 2010 and December 31, 2009, respectively)(1)	31,447	31,384
Policy loans	10,321	10,146
Other long-term investments (includes $236 million and $0 million measured at fair value under the fair value option at June 30, 2010 and December 31, 2009, respectively)(1)	6,150	5,904
Short-term investments	6,507	6,825

Total investments	273,617	260,552
Cash and cash equivalents(1)	11,352	13,164
Accrued investment income(1)	2,333	2,322
Deferred policy acquisition costs	14,213	14,578
Other assets(1)	15,213	15,513
Separate account assets(1)	179,260	174,074

Total Assets	$495,988	$480,203

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$128,647	$125,707
Policyholders’ account balances	102,588	101,666
Policyholders’ dividends	2,629	1,254
Securities sold under agreements to repurchase	5,920	6,033
Cash collateral for loaned securities	2,532	3,163
Income taxes	5,311	4,014
Short-term debt	2,219	3,122
Long-term debt (includes $0 and $429 measured at fair value under the fair value option at June 30, 2010 and December 31, 2009, respectively)	22,399	21,037
Other liabilities(1)	14,214	14,404
Separate account liabilities(1)	179,260	174,074

Total liabilities	465,719	454,474

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 641,762,144 and 641,762,089 shares issued at June 30, 2010 and December 31, 2009, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	0	0
Additional paid-in capital	23,199	23,235
Common Stock held in treasury, at cost (177,300,265 and 179,650,931 shares at June 30, 2010 and December 31, 2009, respectively)	(11,236)	(11,390)
Accumulated other comprehensive income (loss)	2,200	(443)
Retained earnings	15,555	13,787

Total Prudential Financial, Inc. equity	29,724	25,195

Noncontrolling interests	545	534

Total equity	30,269	25,729

TOTAL LIABILITIES AND EQUITY	$495,988	$480,203

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2010 and 2009 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Premiums	$4,604	$4,187	$8,846	$8,221
Policy charges and fee income	859	713	1,675	1,439
Net investment income	2,914	2,831	5,788	5,680
Asset management fees and other income	891	1,419	1,862	2,197
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(514)	(1,244)	(1,763)	(3,099)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	375	745	1,370	1,995
Other realized investment gains (losses), net	1,925	(1,772)	2,568	(1,029)

Total realized investment gains (losses), net	1,786	(2,271)	2,175	(2,133)

Total revenues	11,054	6,879	20,346	15,404

BENEFITS AND EXPENSES
Policyholders’ benefits	4,887	3,886	9,130	8,227
Interest credited to policyholders’ account balances	1,231	1,099	2,466	2,268
Dividends to policyholders’	518	277	1,035	276
General and administrative expenses	2,890	1,627	5,171	4,640

Total benefits and expenses	9,526	6,889	17,802	15,411

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,528	(10)	2,544	(7)

Income tax expense (benefit)	433	(163)	786	(165)

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,095	153	1,758	158
Equity in earnings of operating joint ventures, net of taxes	9	5	19	(1)

INCOME FROM CONTINUING OPERATIONS	1,104	158	1,777	157
Income (loss) from discontinued operations, net of taxes	0	22	(2)	26

NET INCOME	1,104	180	1,775	183
Less: Income attributable to noncontrolling interests	27	17	1	6

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$1,077	$163	$1,774	$177

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.72	$1.20	$2.89	$1.22
Income (loss) from discontinued operations, net of taxes	0.00	0.05	(0.01)	0.06

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.72	$1.25	$2.88	$1.28

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.70	$1.20	$2.85	$1.22
Income from discontinued operations, net of taxes	0.00	0.05	0.00	0.06

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.70	$1.25	$2.85	$1.28

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$134.50	$(193.00)	$210.00	$(189.00)
Income from discontinued operations, net of taxes	0.00	0.00	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$134.50	$(193.00)	$210.00	$(189.00)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Six Months Ended June 30, 2010 and 2009 (in millions)

	Prudential Financial, Inc. Equity						Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity
Balance December 31, 2009	$6	$23,235	$13,787	$(11,390)	$(443)	$25,195	$534	$25,729
Contributions from noncontrolling interests							6	6
Distributions to noncontrolling interests							(18)	(18)
Consolidations/deconsolidations of noncontrolling interests		(2)				(2)	(1)	(3)
Stock-based compensation programs		(34)	(6)	154		114		114
Comprehensive income:
Net income			1,774			1,774	1	1,775
Other comprehensive income, net of tax					2,643	2,643	23	2,666

Total comprehensive income						4,417	24	4,441

Balance, June 30, 2010	$6	$23,199	$15,555	$(11,236)	$2,200	$29,724	$545	$30,269

	Prudential Financial, Inc. Equity						Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity
Balance, December 31, 2008	$6	$22,001	$10,426	$(11,655)	$(7,343)	$13,435	$351	$13,786
Common Stock issued		1,391				1,391		1,391
Contributions from noncontrolling interests							278	278
Distributions to noncontrolling interests							(8)	(8)
Stock-based compensation programs		(67)	(29)	161		65		65
Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes			664		(664)	0		0
Comprehensive income:
Net income			177			177	6	183
Other comprehensive income (loss), net of tax					3,005	3,005	(25)	2,980

Total comprehensive income (loss)						3,182	(19)	3,163

Balance, June 30, 2009	$6	$23,325	$11,238	$(11,494)	$(5,002)	$18,073	$602	$18,675

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009 (in millions)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,775	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(2,175)	2,133
Policy charges and fee income	(553)	(786)
Interest credited to policyholders’ account balances	2,466	2,268
Depreciation and amortization	(39)	192
Gains on trading account assets supporting insurance liabilities, net	(332)	(840)
Change in:
Deferred policy acquisition costs	(44)	(133)
Future policy benefits and other insurance liabilities	2,179	1,699
Other trading account assets	(490)	1,977
Income taxes	(1,273)	(152)
Other, net	1,037	(2,782)

Cash flows from operating activities	2,551	3,759

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	14,051	25,410
Fixed maturities, held to maturity	224	168
Trading account assets supporting insurance liabilities and other trading account assets	27,156	14,969
Equity securities, available for sale	1,436	840
Commercial mortgage and other loans	1,631	1,628
Policy loans	826	844
Other long-term investments	246	672
Short-term investments	11,276	12,887
Payments for the purchase/origination of:
Fixed maturities, available for sale	(18,726)	(22,270)
Fixed maturities, held to maturity	(81)	(952)
Trading account assets supporting insurance liabilities and other trading account assets	(27,196)	(16,243)
Equity securities, available for sale	(1,345)	(326)
Commercial mortgage and other loans	(1,673)	(1,609)
Policy loans	(757)	(785)
Other long-term investments	(451)	(905)
Short-term investments	(10,936)	(14,295)
Other, net	361	158

Cash flows from (used in) investing activities	(3,958)	191

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	11,554	15,883
Policyholders’ account withdrawals	(11,885)	(15,643)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(404)	(974)
Proceeds from the issuance of Common Stock	0	1,391
Cash dividends paid on Common Stock	(40)	(37)
Net change in financing arrangements (maturities 90 days or less)	384	(3,386)
Common Stock reissued for exercise of stock options	60	22
Proceeds from the issuance of debt (maturities longer than 90 days)	2,438	2,868
Repayments of debt (maturities longer than 90 days)	(2,455)	(5,494)
Excess tax benefits from share-based payment arrangements	11	0
Other, net	72	(64)

Cash flows used in financing activities	(265)	(5,434)

Effect of foreign exchange rate changes on cash balances	(140)	(53)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,812)	(1,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,164	15,028

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,352	$13,491

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$69	$97

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

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives, including those used by the Company in its capacity as a broker-dealer and derivative hedging positions used in a non-broker or non-dealer capacity primarily to economically hedge the risks related to certain products. These instruments are carried at fair value. Realized and unrealized gains and losses on these investments and on derivatives used by the Company in its capacity as a broker-dealer are reported in “Asset management fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company’s available for sale and held to maturity securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near- term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost basis. The revised guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. In addition to the above mentioned circumstances, the Company also recognizes an other-than-temporary impairment in earnings when a foreign currency denominated security in an unrealized loss position approaches maturity.

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

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flow on a prospective basis.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 13.

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

Future Adoption of New Accounting Pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial statement disclosures.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In April 2010, the FASB issued guidance that amends the accounting for modification of loans that are part of a pool accounted for as a single asset. Under this guidance, modification of loans accounted for within a pool under provisions for loans acquired with deteriorated credit quality, does not result in removal of such loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the modified loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans acquired with deteriorated credit quality that are not accounted for within a pool. Loans accounted for individually that were acquired with deteriorated credit quality continue to be subject to the accounting provisions for troubled debt restructuring by creditors. This amended guidance is effective for modifications of loans accounted for within a pool that occur in the first interim or annual reporting period ending on or after July 15, 2010. The amended guidance is to be applied prospectively, with early application permitted. The Company’s adoption of this guidance effective July 1, 2010 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In April 2010, the FASB issued guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010, with early adoption permitted. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2010 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Sale of investment in Wachovia Securities

On December 31, 2009, the Company completed the sale of its minority joint venture interest in Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), which includes Wells Fargo Advisors, to Wells Fargo & Company (“Wells Fargo”). The Company’s minority joint venture interest in Wachovia Securities

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Korean asset management operations	$31	$2	$32	$11
Equity sales, trading and research operations	0	1	0	1
Real estate investments sold or held for sale	2	26	4	28
Mexican asset management operations	0	(1)	0	(1)
International securities operations	0	1	(1)	1

Income from discontinued operations before income taxes	33	29	35	40
Income tax expense	33	7	37	14

Income (loss) from discontinued operations, net of taxes	$0	$22	$(2)	$26

In the first quarter of 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co. Ltd. and Prudential Asset Management Co. Ltd., which together comprise the Company’s Korean asset management operations. This transaction closed in the second quarter of 2010. Included within the table above for the three and six months ended June 30, 2010, is an after-tax loss of $5 million recorded in connection with the sale of these operations, consisting of a pre-tax gain of $29 million and income tax expense of $34 million. Certain tax benefits related to the sale were recognized in the fourth quarter of 2009 as a result of the change in repatriation assumption of the earnings in these operations.

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

	June 30, 2010	December 31, 2009
	(in millions)
Total assets	$162	$937
Total liabilities	$67	$556

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,085	$1,048	$80	$10,053	$0
Obligations of U.S. states and their political subdivisions	1,642	88	8	1,722	0
Foreign government bonds	41,680	2,560	43	44,197	0
Corporate securities	91,659	7,018	2,006	96,671	(29)
Asset-backed securities(1)	12,114	191	2,407	9,898	(1,717)
Commercial mortgage-backed securities	11,425	641	58	12,008	3
Residential mortgage-backed securities(2)	10,197	603	56	10,744	(13)

Total fixed maturities, available for sale	$177,802	$12,149	$4,658	$185,293	$(1,756)

Equity securities, available for sale	$6,119	$807	$285	$6,641

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $379 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,101	$90	$0	$1,191	$0
Corporate securities	930	2	111	821	0
Asset-backed securities(1)	1,078	32	2	1,108	0
Commercial mortgage-backed securities	469	109	0	578	0
Residential mortgage-backed securities(2)	1,445	66	0	1,511	0

Total fixed maturities, held to maturity	$5,023	$299	$113	$5,209	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,254	$384	$370	$8,268	$0
Obligations of U.S. states and their political subdivisions	1,389	28	42	1,375	0
Foreign government bonds(4)	40,627	1,569	142	42,054	0
Corporate securities(4)	89,083	4,357	2,739	90,701	(43)
Asset-backed securities(1)	12,587	155	2,504	10,238	(1,716)
Commercial mortgage-backed securities	11,036	202	220	11,018	1
Residential mortgage-backed securities(2)	11,275	428	132	11,571	(11)

Total fixed maturities, available for sale	$174,251	$7,123	$6,149	$175,225	$(1,769)

Equity securities, available for sale	$6,106	$1,014	$225	$6,895

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $540 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Includes reclassifications to conform to current presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,058	$25	$1	$1,082	$0
Corporate securities	876	1	126	751	0
Asset-backed securities(1)	1,112	16	3	1,125	0
Commercial mortgage-backed securities	460	104	0	564	0
Residential mortgage-backed securities(2)	1,614	64	3	1,675	0

Total fixed maturities, held to maturity	$5,120	$210	$133	$5,197	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2010, are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$10,288	$10,438	$0	$0
Due after one year through five years	34,968	36,350	0	0
Due after five years through ten years	33,213	35,296	178	179
Due after ten years	65,597	70,559	1,853	1,833
Asset-backed securities	12,114	9,898	1,078	1,108
Commercial mortgage-backed securities	11,425	12,008	469	578
Residential mortgage-backed securities	10,197	10,744	1,445	1,511

Total	$177,802	$185,293	$5,023	$5,209

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities, available for sale
Proceeds from sales	$4,151	$8,000	$6,399	$16,643
Proceeds from maturities/repayments	4,319	4,401	7,776	8,426
Gross investment gains from sales, prepayments, and maturities	178	266	267	629
Gross investment losses from sales and maturities	(61)	(259)	(119)	(376)

Fixed maturities, held to maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	110	106	224	168

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(139)	$(499)	$(393)	$(1,104)
Writedowns for impairments on equity securities	(7)	(263)	(76)	(756)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in millions)
Balance, beginning of period	$1,753	$1,747
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(56)	(248)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(1)	(8)
Credit loss impairment recognized in the current period on securities not previously impaired	16	130
Additional credit loss impairments recognized in the current period on securities previously impaired	50	131
Increases due to the passage of time on previously recorded credit losses	34	63
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(21)	(40)

Balance, June 30, 2010	$1,775	$1,775

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)
Balance, beginning of period	$1,207	$0
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	0	658
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(90)	(91)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(6)	(6)
Credit loss impairment recognized in the current period on securities not previously impaired	164	558
Additional credit loss impairments recognized in the current period on securities previously impaired	239	394
Increases due to the passage of time on previously recorded credit losses	14	16
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(6)	(7)

Balance, June 30, 2009	$1,522	$1,522

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$646	$646	$725	$725
Fixed maturities:
Corporate securities	9,451	10,001	9,202	9,502
Commercial mortgage-backed securities	2,057	2,102	1,899	1,893
Residential mortgage-backed securities	1,260	1,288	1,434	1,432
Asset-backed securities	1,041	884	1,022	857
Foreign government bonds	520	528	508	517
U.S. government authorities and agencies and obligations of U.S. states	345	343	169	159

Total fixed maturities	14,674	15,146	14,234	14,360
Equity securities	1,082	941	1,033	935

Total trading account assets supporting insurance liabilities	$16,402	$16,733	$15,992	$16,020

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $63 million and $752 million during the three months ended June 30, 2010 and 2009 respectively, and $303 million and $997 million during the six months ended June 30, 2010 and 2009, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account” assets as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$5	$5	$5	$5
Fixed Maturities:
Asset-backed securities	735	686	1,043	991
Residential mortgage-backed securities	321	181	287	158
Corporate securities	315	302	345	359
Commercial mortgage-backed securities	177	116	239	136
U.S. government authorities and agencies and obligations of U.S. states	152	158	90	95
Foreign government bonds	22	22	23	24

Total fixed maturities	1,722	1,465	2,027	1,763
Other(1)	23	27	25	29
Equity securities	426	408	456	471

Subtotal	$2,176	$1,905	$2,513	$2,268

Derivative instruments(1)		3,597		765

Total other trading account assets	$2,176	$5,502	$2,513	$3,033

(1)	Includes reclassifications to conform to current period presentation.

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” was $(72) million, and $70 million during the three months ended June 30, 2010 and 2009, respectively, and $(26) million and $35 million during the six months ended June 30, 2010, and 2009, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of June 30, 2010 and December 31, 2009, the Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as securities of the Japanese and South Korean governments and securities issued by certain government agencies guaranteed by the Japanese and South Korean governments. Generally, these investments are held in the insurance operations of their respective countries. The following table sets forth the Company’s investments in

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

securities issued by the governments of Japan and South Korea and securities issued by certain government agencies guaranteed by the Japanese and South Korean governments as of the dates indicated.

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available for sale	$34,001	$35,963	$33,393	$34,449
Fixed maturities, held to maturity	1,100	1,191	1,058	1,082
Trading account assets supporting insurance liabilities	375	385	361	368
Other trading account assets	21	22	22	23

Total	$35,497	$37,561	$34,834	$35,922

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available for sale	$3,379	$3,496	$3,284	$3,280
Fixed maturities, held to maturity	0	0	0	0
Trading account assets supporting insurance liabilities	17	18	17	18
Other trading account assets	0	0	1	1

Total	$3,396	$3,514	$3,302	$3,299

Net Investment Income

Net investment income for the three and six months ended June 30, 2010, and 2009 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities, available for sale	$2,066	$2,017	$4,120	$4,101
Fixed maturities, held to maturity	34	37	68	68
Equity securities, available for sale	78	78	148	155
Trading account assets	194	203	397	410
Commercial mortgage and other loans	462	485	917	968
Policy loans	141	141	283	278
Broker-dealer related receivables	3	5	6	11
Short-term investments and cash equivalents	12	31	23	91
Other long-term investments	24	(53)	28	(159)

Gross investment income	3,014	2,944	5,990	5,923
Less investment expenses	(100)	(113)	(202)	(243)

Net investment income	$2,914	$2,831	$5,788	$5,680

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2010 and 2009 were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities	$(22)	$(492)	$(245)	$(851)
Equity securities	58	(318)	99	(819)
Commercial mortgage and other loans	14	(206)	7	(328)
Investment real-estate	1	(7)	1	(21)
Joint ventures and limited partnerships	(22)	(39)	(24)	(53)
Derivatives(1)	1,754	(1,217)	2,330	(72)
Other	3	8	7	11

Realized investment gains (losses), net	$1,786	$(2,271)	$2,175	$(2,133)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2009	$(1,229)	$193	$2	$0	$355	$(679)
Net investment gains (losses) on investments arising during the period	(288)				101	(187)
Reclassification adjustment for (gains) losses included in net income	167				(58)	109
Reclassification adjustment for OTTI losses excluded from net income(1)	(26)				9	(17)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired		(117)			41	(76)
Impact of net unrealized investment (gains) losses on future policy benefits			(13)		5	(8)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				418	(146)	272

Balance, June 30, 2010	$(1,376)	$76	$(11)	$418	$307	$(586)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2009	$2,885	$(803)	$(509)	$0	$(383)	$1,190
Net investment gains (losses) on investments arising during the period	6,591				(2,291)	4,300
Reclassification adjustment for (gains) losses included in net income	(1)				0	(1)
Reclassification adjustment for OTTI losses excluded from net income(2)	26				(9)	17
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired		(308)			109	(199)
Impact of net unrealized investment (gains) losses on future policy benefits			(391)		136	(255)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,896)	663	(1,233)

Balance, June 30, 2010	$9,501	$(1,111)	$(900)	$(1,896)	$(1,775)	$3,819

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2010	December 31, 2009
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,376)	$(1,229)
Fixed maturity securities, available for sale—all other	8,867	2,203
Equity securities, available for sale	522	789
Derivatives designated as cash flow hedges(1)	(110)	(317)
Other investments(2)	222	210

Net unrealized gains (losses) on investments	$8,125	$1,656

(1)	See Note 14 for more information on cash flow hedges.
(2)	Includes $239 million of net unrealized losses on held to maturity securities that were transferred from available for sale. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other Assets.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of
U.S. government authorities and agencies	$225	$1	$1,012	$79	$1,237	$80
Obligations of U.S. states and their political subdivisions	324	7	6	1	330	8
Foreign government bonds	937	19	771	24	1,708	43
Corporate securities	7,433	333	12,112	1,784	19,545	2,117
Commercial mortgage-backed securities	104	1	675	57	779	58
Asset-backed securities	786	9	5,999	2,400	6,785	2,409
Residential mortgage-backed securities	88	1	615	55	703	56

Total	$9,897	$371	$21,190	$4,400	$31,087	$4,771

(1)	Includes $721 million of fair value and $113 million of gross unrealized losses at June 30, 2010 on securities classified as held to maturity, a portion of which are not reflected in accumulated other comprehensive income.

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,058	$259	$475	$111	$4,533	$370
Obligations of U.S. states and their political subdivisions	936	42	7	0	943	42
Foreign government bonds(1)	5,251	101	515	42	5,766	143
Corporate securities(1)	10,164	346	17,397	2,519	27,561	2,865
Commercial mortgage-backed securities	1,471	40	3,216	180	4,687	220
Asset-backed securities	1,619	565	6,128	1,942	7,747	2,507
Residential mortgage-backed securities	1,567	21	1,150	114	2,717	135

Total	$25,066	$1,374	$28,888	$4,908	$53,954	$6,282

(1)	Includes reclassifications to conform to current period presentation.
(2)	Includes $1,216 million of fair value and $133 million of gross unrealized losses at December 31, 2009 on securities classified as held to maturity, a portion of which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses at June 30, 2010 and December 31, 2009 are composed of $2,912 million and $4,240 million related to high or highest quality securities based on NAIC or equivalent rating and $1,859 million and $2,042 million related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2010, $2,799 million of the gross unrealized losses represented declines in value of greater than 20%, $564 million of which had been in that position for less than six months, as compared to $3,594 million at December 31, 2009, that represented declines in value of greater than 20%, $588 million of which had been in that position for less than six months. At June 30, 2010, the $4,400 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. At December 31, 2009, the $4,908 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	June 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,903	$243	$386	$42	$2,289	$285

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,159	$142	$754	$83	$1,913	$225

At June 30, 2010, $99 million of the gross unrealized losses represented declines of greater than 20%, $84 million of which had been in that position for less than six months. At December 31, 2009, $62 million of the gross unrealized losses represented declines of greater than 20%, $37 million of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2010, and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2010 or December 31, 2009.

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

	June 30, 2010	December 31, 2009
	(in millions)
Fixed maturities, available for sale	$71	$68
Trading account assets supporting insurance liabilities	5	7
Commercial mortgage and other loans	365	412
Other long-term investments	7	10
Cash and cash equivalents	44	44
Accrued investment income	2	2
Other assets	3	4
Separate account assets	26	38

Total assets of consolidated VIEs	$523	$585

Other liabilities	396	413
Separate account liabilities	26	38

Total liabilities of consolidated VIEs	$422	$451

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

	June 30, 2010	December 31, 2009
	(in millions)
Fixed maturities, available for sale	$112	$107
Fixed maturities, held to maturity	1,036	985
Other long-term investments	(27)	(48)
Cash and cash equivalents	2	0
Accrued investment income	4	4

Total assets of consolidated VIEs	$1,127	$1,048

Total liabilities of consolidated VIEs	$0	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $3,456 million and $4,927 million at June 30, 2010 and December 31, 2009, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $380 million at June 30, 2010 and December 31, 2009. These investments are reflected in “Fixed maturities, available for sale.” The fair value of assets held within these unconsolidated VIEs was $6,624 million and $6,988 million as of June 30, 2010 and December 31, 2009, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $3,488 million and $3,251 million as of June 30, 2010 and December 31, 2009, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

$5.5 billion and $7.5 billion as of June 30, 2010 and December 31, 2009, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $705 million and $723 million at June 30, 2010 and December 31, 2009, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2010, the Company did not recognize a cumulative earnings policyholder dividend obligation since actual cumulative earnings were below the expected cumulative earnings by $175 million. However, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1.476 billion at June 30, 2010, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income.” As of December 31, 2009, actual cumulative earnings were below the expected cumulative earnings, thereby eliminating the policyholder dividend obligation. Furthermore, the accumulation of net unrealized investment gains as of December 31, 2009 that had arisen subsequent to the establishment of the Closed Block, were not sufficient to overcome the cumulative earnings shortfall. See the table below for changes in the components of the policyholder dividend obligation for the six months ended June 30, 2010.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,665	$51,774
Policyholders’ dividends payable	923	926
Policyholders’ dividend obligation	1,476	0
Policyholders’ account balances	5,555	5,588
Other Closed Block liabilities	4,210	4,300

Total Closed Block Liabilities	63,829	62,588

Closed Block Assets
Fixed maturities, available for sale, at fair value	40,440	38,448
Other trading account assets, at fair value	137	166
Equity securities, available for sale, at fair value	2,844	3,037
Commercial mortgage and other loans	7,716	7,751
Policy loans	5,406	5,418
Other long-term investments	1,911	1,597
Short-term investments	804	1,218

Total investments	59,258	57,635
Cash and cash equivalents	528	662
Accrued investment income	605	608
Other Closed Block assets	409	307

Total Closed Block Assets	60,800	59,212

Excess of reported Closed Block Liabilities over Closed Block Assets	3,029	3,376
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	1,616	231
Allocated to policyholder dividend obligation	(1,476)	0

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,169	$3,607

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2010
(in millions)
Balance, January 1	$0
Impact from earnings allocable to policyholder dividend obligation	0
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,476

Balance, June 30	$1,476

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Revenues
Premiums	$796	$867	$1,507	$1,640
Net investment income	740	710	1,475	1,428
Realized investment gains (losses), net	422	(820)	700	(1,228)
Other income	(8)	37	(1)	52

Total Closed Block revenues	1,950	794	3,681	1,892

Benefits and Expenses
Policyholders’ benefits	921	992	1,761	1,904
Interest credited to policyholders’ account balances	35	35	70	70
Dividends to policyholders	491	253	982	256
General and administrative expenses	133	143	272	288

Total Closed Block benefits and expenses	1,580	1,423	3,085	2,518

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	370	(629)	596	(626)
Income tax expense (benefit)	184	(7)	158	(2)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	186	(622)	438	(624)
Income from discontinued operations, net of taxes	0	0	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$186	$(622)	$438	$(624)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2009	641.8	179.7	462.1	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(2.4)	2.4	0.0

Balance, June 30, 2010	641.8	177.3	464.5	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income	$1,104	$180	$1,775	$183
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(59)	188	(94)	(140)
Change in net unrealized investments gains (losses)(1)	1,644	3,369	2,722	3,102
Change in pension and postretirement unrecognized net periodic benefit	18	9	38	18

Other comprehensive income(2)	1,603	3,566	2,666	2,980

Comprehensive income	2,707	3,746	4,441	3,163

Comprehensive (income) loss attributable to noncontrolling interests	(50)	(32)	(24)	19

Comprehensive income attributable to Prudential Financial, Inc.	$2,657	$3,714	$4,417	$3,182

(1)	Includes cash flow hedges of $95 million and $(55) million for the three months ended June 30, 2010 and 2009, respectively and $135 million and $(30) million for the six months ended June 30, 2010 and 2009, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	Amounts are net of tax expense of $899 million and $1,719 million for the three months ended June 30, 2010 and 2009, respectively and $1,423 million and $1,492 million for the six months ended June 30, 2010 and 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2010 and 2009 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2009	$674	$511	$(1,628)	$(443)
Change in component during period	(117)	2,722	38	2,643

Balance, June 30, 2010	$557	$3,233	$(1,590)	$2,200

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2008	$375	$(6,735)	$(983)	$(7,343)
Change in component during period	(115)	3,102	18	3,005
Impact of adoption of guidance for other-than- temporary impairments of debt securities(2)	0	(664)	0	(664)

Balance, June 30, 2009	$260	$(4,297)	$(965)	$(5,002)

(1)	Includes cash flow hedges of $(70) million and $(205) million as of June 30, 2010 and December 31, 2009, respectively and $(177) million and $(147) million as of June 30, 2009 and December 31, 2008, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	See Note 2 for additional information on the adoption of guidance for other-than-temporary impairments of debt securities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The direct equity adjustments modify the earnings available to each of the classes of common stock for earnings per share purposes.

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$825			$533
Direct equity adjustment	10			11
Less: Income attributable to noncontrolling interests	27			17
Less: Earnings allocated to participating unvested share-based payment awards	11			6

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$797	464.3	$1.72	$521	432.9	$1.20

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$11			$6
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	10			6
Stock options		3.6			1.1
Deferred and long-term compensation programs		0.3			0.3
Exchangeable Surplus Notes	5	5.1		0	0.0

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$803	473.3	$1.70	$521	434.3	$1.20

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,337			$513
Direct equity adjustment	20			22
Less: Income attributable to noncontrolling interests	1			6
Less: Earnings allocated to participating unvested share-based payment awards	18			6

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,338	463.7	$2.89	$523	427.5	$1.22

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$18			$6
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	17			6
Stock options		3.2			0.6
Deferred and long-term compensation programs		0.4			0.6
Exchangeable Surplus Notes	9	5.1		0	0.0

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,348	472.4	$2.85	$523	428.7	$1.22

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2010 and 2009 were based on 6.3 million and 5.3 million of such awards, respectively, weighted for the period they were outstanding. Undistributed earnings allocated to participating unvested share-based payment awards for the six months ended June 30, 2010 and 2009 were based on 6.1 million and 4.7 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended June 30, 2010 and 2009, 8.8 million and 12.8 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $74.59 and $67.15 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the six months ended June 30, 2010 and 2009, 9.9 million and 16.0 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $72.77 and $59.67 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. As of June 30, 2010, $2 million of senior notes related to the $2.0 billion December 2006 issuance remain outstanding. These will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. As of June 30, 2010, $0.2 million of senior notes related to the $3.0 billion December 2007 issuance remain outstanding. These senior notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39.

Class B Stock

Income from continuing operations per share of Class B Stock for the three and six months ended June 30, are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	Three Months Ended June 30,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$279			$(375)
Less: Direct equity adjustment	10			11

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$269	2.0	$134.50	$(386)	2.0	$(193.00)

	Six Months Ended June 30,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$440			$(356)
Less: Direct equity adjustment	20			22

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$420	2.0	$210.00	$(378)	2.0	$(189.00)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

The Company issues commercial paper under the two programs described below primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At June 30, 2010 and December 31, 2009, the weighted average maturity of total commercial paper outstanding was 29 and 27 days, respectively.

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services (“S&P”), P-2 by Moody’s Investors Service, Inc. (“Moody’s”) and F2 by Fitch Ratings Ltd. (“Fitch”) as of June 30, 2010.

Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, has a commercial paper program, rated A-1+ by S&P, P-2 by Moody’s and F1 by Fitch as of June 30, 2010. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

Both commercial paper programs are backed by our unsecured committed lines of credit. As of June 30, 2010, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.3 billion. Effective July 15, 2010, in connection with an amendment to certain terms and conditions of the credit facilities, the aggregate size of these credit facilities was reduced to $3.9 billion. There were no outstanding borrowings under these facilities as of June 30, 2010.

The table below presents the Company’s total outstanding commercial paper borrowings as of the dates indicated:

	June 30, 2010	December 31, 2009
	(in millions)
Prudential Financial	$209	$146
Prudential Funding, LLC	844	730

Total outstanding commercial paper borrowings	$1,053	$876

Medium-term Notes

On January 14, 2010, Prudential Financial issued under its Medium-term Notes, Series D program $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015. On June 21, 2010, Prudential Financial issued under its Medium-term Notes, Series D program $650 million of 5.375% notes due June 2020 and $350 million of 6.625% notes due June 2040.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance, or NJDOBI, regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount up to 7% of its prior year-end statutory net admitted assets, excluding separate account assets. This limitation resets to 5% on December 31, 2010 unless extended by NJDOBI. NJDOBI has also limited the aggregate amount of assets that Prudential Insurance may pledge for any loans, including FHLBNY borrowings, to up to 10% of its prior year-end statutory net admitted assets, excluding separate account assets; however, this limitation excludes certain activities, such as the asset-based financing transactions described above. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2009, the 7% limitation equates to a maximum amount of pledged assets of $10.4 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $8.7 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of June 30, 2010, Prudential Insurance had pledged qualifying assets with a fair value of $3.8 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.9 billion as of June 30, 2010.

As of June 30, 2010, the $1.0 billion of FHLBNY outstanding advances are reflected in “Short-term debt” and represent a $1.0 billion decrease from December 31, 2009, reflecting the repayment of collateralized advances that matured on June 4, 2010. The outstanding $1.0 billion collateralized advance matures on December 6, 2010. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston, or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “short-term debt” or “long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of June 30, 2010, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of June 30, 2010, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity based FHLBB stock, of approximately $1.0 billion.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Components of net periodic (benefit) cost
Service cost	$44	$41	$3	$3
Interest cost	117	115	28	29
Expected return on plan assets	(186)	(182)	(27)	(27)
Amortization of prior service cost	6	7	(3)	(3)
Amortization of actuarial (gain) loss, net	10	8	10	11
Curtailments	(6)	0	0	0
Special termination benefits	1	0	0	0

Net periodic (benefit) cost(1)	$(14)	$(11)	$11	$13

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Service cost	$89	$82	$6	$6
Interest cost	234	230	56	58
Expected return on plan assets	(372)	(364)	(54)	(54)
Amortization of prior service cost	12	14	(6)	(6)
Amortization of actuarial (gain) loss, net	20	16	20	22
Curtailments	(6)	0	0	0
Special termination benefits	2	0	0	0

Net periodic (benefit) cost(1)	$(21)	$(22)	$22	$26

(1)	Includes net periodic (benefit) cost for pensions of ($5) million and $1 million for the three months ended June 30, 2010 and June 30, 2009, respectively and ($4) million and $2 million for the six months ended June 30, 2010 and June 30, 2009, respectively that have been classified as discontinued operations.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $12 million and gains of $2 million for the three months ended June 30, 2010 and 2009, respectively, and net losses of $31 million and $1 million for the six months ended June 30, 2010 and 2009, respectively). As of June 30, 2010 and December 31, 2009, the fair value of open contracts used for this purpose were net liabilities of $81 million and $16 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $61 million and $31 million for the three months ended June 30, 2010 and 2009, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $8 million and $5 million, respectively, related to derivative contracts that were terminated or offset in prior periods. Adjusted operating income includes net gains of $131 million and $57 million for the six months ended June 30, 2010 and 2009, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $15 million and $11 million, respectively, related to derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) as of June 30, 2010, related to derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	Deferred Amount	Weighted Average Period
	(in millions)
Segment:
International Insurance	$733	30 years
Asset Management	29	9 years
Corporate and Other	(53)	7 years

Total deferred gain (loss)	$709

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes net gains of $1,021 million and net losses of $487 million for the three months ended June 30, 2010 and 2009, respectively, and net gains of $1,138 million and $858 million for the six months ended June 30, 2010 and 2009, respectively, related to these products and any associated derivative portfolio.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment gains of $31 million and losses of $92 million for the three months ended June 30, 2010 and 2009, respectively, and net gains of $10 million and losses of $142 million for the six months ended June 30, 2010 and 2009, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” In addition, prior to the Company’s repayment of the obligation in 2010, the secured financing received from the Federal Reserve under TALF was reflected within “Long-term debt,” and carried at fair value under the fair value option under authoritative guidance around fair value. The changes in the fair value of this debt, which were recorded within “Asset management fees and other income,” was also excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net.” This is consistent with the securities purchased with the proceeds from this financing, which were carried at fair value and included in “Other trading account assets, at fair value” as discussed above. The net impact of these adjustments was to exclude from adjusted operating income net losses of $44 million and gains of $23 million, for the three months ended June 30, 2010 and 2009, respectively, and net losses of $5 million and $17 million for the six months ended June 30, 2010 and 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these adjustments was to exclude from adjusted operating income net gains of $31 million, and losses of $18 million for the three months ended June 30, 2010 and 2009, respectively, and net losses of $31 million and gains of $60 million for the six months ended June 30, 2010 and 2009, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$286	$432	$546	$449
Retirement	142	99	313	258
Asset Management	124	33	207	32

Total U.S. Retirement Solutions and Investment Management Division	552	564	1,066	739

Individual Life	88	138	179	178
Group Insurance	32	105	85	198

Total U.S. Individual Life and Group Insurance Division	120	243	264	376

International Insurance	459	465	943	890
International Investments	19	11	31	18

Total International Insurance and Investments Division	478	476	974	908

Corporate Operations	(194)	(171)	(389)	(283)
Real Estate and Relocation Services	10	3	3	(60)

Total Corporate and Other	(184)	(168)	(386)	(343)

Adjusted Operating Income before income taxes for Financial Services Businesses	966	1,115	1,918	1,680

Reconciling items:
Realized investment gains (losses), net, and related adjustments	251	(863)	196	(1,570)
Charges related to realized investment gains (losses), net	(39)	(5)	(68)	39
Investment gains (losses) on trading account assets supporting insurance liabilities, net	79	686	331	831
Change in experience-rated contractholder liabilities due to asset value changes	(144)	(347)	(464)	(392)
Divested businesses	(7)	(24)	(14)	(56)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	18	14	(18)	17

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,124	576	1,881	549

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	404	(586)	663	(556)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,528	$(10)	$2,544	$(7)

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,783	$115	$2,656	$2,007
Retirement	1,376	1,230	2,508	2,438
Asset Management	494	342	873	605

Total U.S. Retirement Solutions and Investment Management Division	3,653	1,687	6,037	5,050

Individual Life	751	703	1,438	1,383
Group Insurance	1,316	1,303	2,627	2,636

Total U.S. Individual Life and Group Insurance Division	2,067	2,006	4,065	4,019

International Insurance	2,928	2,533	5,841	5,070
International Investments	91	76	172	151

Total International Insurance and Investments Division	3,019	2,609	6,013	5,221

Corporate Operations	(55)	(54)	(117)	(72)
Real Estate and Relocation Services	60	54	101	51

Total Corporate and Other	5	0	(16)	(21)

Total	8,744	6,302	16,099	14,269

Reconciling items:
Realized investment gains (losses), net, and related adjustments	251	(863)	196	(1,570)
Charges related to realized investment gains (losses), net	(29)	(53)	(73)	(61)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	79	686	331	831
Divested businesses	0	(16)	2	(42)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(9)	(2)	(19)	12

Total Financial Services Businesses	9,036	6,054	16,536	13,439

Closed Block Business	2,018	825	3,810	1,965

Total per Unaudited Interim Consolidated Financial Statements	$11,054	$6,879	$20,346	$15,404

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Asset Management segment intersegment revenues	$98	$84	$188	$169

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	June 30, 2010	December 31, 2009
	(in millions)
Individual Annuities	$90,300	$84,064
Retirement	124,135	123,625
Asset Management	31,638	30,185

Total U.S. Retirement Solutions and Investment Management Division	246,073	237,874

Individual Life	38,203	36,917
Group Insurance	34,227	32,935

Total U.S. Individual Life and Group Insurance Division	72,430	69,852

International Insurance	91,367	87,590
International Investments	5,234	4,997

Total International Insurance and Investments Division	96,601	92,587

Corporate Operations	13,722	14,368
Real Estate and Relocation Services	560	590

Total Corporate and Other	14,282	14,958

Total Financial Services Businesses	429,386	415,271

Closed Block Business	66,602	64,932

Total	$495,988	$480,203

12. INCOME TAXES

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004, 2005, and 2006 tax years will expire in April 2011, unless extended. Tax years 2007 through 2009 are still open for IRS examination. The Company does not

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. These activities had no impact on the Company’s 2009 or the first six months of 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The Company is working with its IRS audit team to bring the DRD issue to a close in accordance with the IDD. These activities had no impact on the Company’s 2009 or the first six months of 2010 results.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ending March 31, 2004 to March 31, 2008. These activities had no material impact on the Company’s 2009 or the first six months of 2010 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, a local district office in the South Korean tax authority concluded a routine tax audit of the local taxes for tax years ending March 31, 2004 through March 31, 2007 of Prudential Life Insurance Company of Korea, Ltd. (“POK”). In June 2010, South Korea’s National Tax Service commenced a general tax audit of POK’s tax years ending March 31, 2006 to March 31, 2010. That tax audit is still ongoing. These activities had no material impact on the Company’s 2009 or the first six months of 2010 results.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was modified by the Health Care and Education Reconciliation Act of 2010 signed into law on March 30, 2010, (together, the “Healthcare Act”). The federal government provides a subsidy to companies that provide certain retiree prescription drug benefits (the “Medicare Part D subsidy”), including the Company. The Medicare Part D subsidy was previously provided tax-free. However, as currently adopted, the Healthcare Act includes a provision that would reduce the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received. In effect, this provision of the Healthcare Act makes the Medicare Part D subsidy taxable beginning in 2013. Therefore, the Company incurred a charge in the first quarter of 2010 for the reduction of deferred tax assets of $94 million, which reduces net income and is reflected in “Income tax expense (benefit).”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2010 and December 31, 2009 these over-rides on a net basis were not material.

Inactive Markets—During 2009 and continuing through the first quarter of 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with its own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009, and continuing through March 31, 2010 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value. As a result, we considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities as of June 30, 2009 through March 31, 2010. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, the Company classified these securities within Level 3 as of June 30, 2009 through March 31, 2010.

In the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

third party pricing information based on observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, the Company reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 beginning with the second quarter of 2010. As of June 30, 2010, the fair value of these securities included in Level 2 were $4,628 million included in Fixed Maturities Available for Sale—Asset-Backed Securities and $206 million included in Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities.

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2010
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$10,053	$0	$		$10,053
Obligations of U.S. states and their political subdivisions	0	1,722	0			1,722
Foreign government bonds	0	44,152	45			44,197
Corporate securities	5	95,823	843			96,671
Asset-backed securities	0	8,654	1,244			9,898
Commercial mortgage-backed securities	0	11,838	170			12,008
Residential mortgage-backed securities	0	10,719	25			10,744

Sub-total	5	182,961	2,327			185,293
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	196	0			196
Obligations of U.S. states and their political subdivisions	0	147	0			147
Foreign government bonds	0	528	0			528
Corporate securities	0	9,933	68			10,001
Asset-backed securities	0	771	113			884
Commercial mortgage-backed securities	0	2,097	5			2,102
Residential mortgage-backed securities	0	1,268	20			1,288
Equity securities	726	210	5			941
Short-term investments and cash equivalents	367	279	0			646

Sub-total	1,093	15,429	211			16,733
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	158	0			158
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	0	22	0			22
Corporate securities	15	253	34			302
Asset-backed securities	0	631	55			686
Commercial mortgage-backed securities	0	87	29			116
Residential mortgage-backed securities	0	158	23			181
Equity securities	260	122	26			408
All other activity	92	9,003	266		(5,732)	3,629

Sub-total	367	10,434	433		(5,732)	5,502
Equity securities, available for sale	3,588	2,701	352			6,641
Commercial mortgage and other loans	0	254	296			550
Other long-term investments	35	66	763			864
Short-term investments	3,473	2,779	0			6,252
Cash equivalents	1,469	6,886	0			8,355
Other assets	1,398	680	21			2,099

Sub-total excluding separate account assets	11,428	222,190	4,403		(5,732)	232,289
Separate account assets(1)	32,215	133,051	13,994			179,260

Total assets	$43,643	$355,241	$18,397		$(5,732)	$411,549

Future policy benefits	$0	$0	$989	$		$989
Long-term debt	0	0	0			0
Other liabilities	1	5,810	6		(5,216)	601

Total liabilities	$1	$5,810	$995		$(5,216)	$1,590

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2009(3)
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$8,268	$0	$		$8,268
Obligations of U.S. states and their political subdivisions	0	1,375	0			1,375
Foreign government bonds	0	42,007	47			42,054
Corporate securities	5	89,794	902			90,701
Asset-backed securities	0	3,875	6,363			10,238
Commercial mortgage-backed securities	0	10,713	305			11,018
Residential mortgage-backed securities	0	11,467	104			11,571

Sub-total	5	167,499	7,721			175,225
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	128	0			128
Obligations of U.S. states and their political subdivisions	0	31	0			31
Foreign government bonds	0	517	0			517
Corporate securities	0	9,419	83			9,502
Asset-backed securities	0	576	281			857
Commercial mortgage-backed securities	0	1,888	5			1,893
Residential mortgage-backed securities	0	1,412	20			1,432
Equity securities	700	232	3			935
Short-term investments and cash equivalents	338	387	0			725

Sub-total	1,038	14,590	392			16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	95	0			95
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	1	23	0			24
Corporate securities	16	309	34			359
Asset-backed securities	0	894	97			991
Commercial mortgage-backed securities	0	109	27			136
Residential mortgage-backed securities	0	146	12			158
Equity securities	311	136	24			471
All other activity	37	4,707	297		(4,242)	799

Sub-total	365	6,419	491		(4,242)	3,033
Equity securities, available for sale	3,755	2,747	393			6,895
Commercial mortgage and other loans	0	114	338			452
Other long-term investments	36	66	498			600
Short-term investments	3,561	2,831	0			6,392
Cash equivalents	5,671	4,468	0			10,139
Other assets	2,391	176	27			2,594

Sub-total excluding separate account assets	16,822	198,910	9,860		(4,242)	221,350
Separate account assets(1)	33,850	127,172	13,052			174,074

Total assets	$50,672	$326,082	$22,912		$(4,242)	$395,424

Future policy benefits	$0	$0	$55	$		$55
Long-term debt	0	0	429			429
Other liabilities	0	4,764	6		(3,841)	929

Total liabilities	$0	$4,764	$490		$(3,841)	$1,413

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of June 30, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have been included within Level 3 in the fair value hierarchy.

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

OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities. However, the non-performance risk adjustment is applied only to the uncollateralized portion of the OTC derivative assets and liabilities, after consideration of the impacts of two-way collateral posting. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

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

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2010 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Transfers between Levels 1 and 2—During the three months ended June 30, 2010, $2.3 billion of Separate Account assets transferred from Level 1 to Level 2. The assets that transferred were foreign common stocks. This transfer was the result of an adjustment being made at June 30, 2010 to the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets on that day. At March 31, 2010, no such adjustment was made. However, at December 31, 2009 this type of adjustment was made. Therefore, on a year to date basis the transfers between Level 1 and 2 for these types of separate account assets is minimal.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2010, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2010.

	Three Months Ended June 30, 2010
	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale- Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$46	$955	$6,023	$245	$26
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(7)	1	(18)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(1)	25	6	(3)	0
Net investment income	0	0	5	(2)	0
Purchases, sales, issuances and settlements	0	(116)	57	(11)	(1)
Foreign currency translation	0	0	(2)	(2)	0
Other(1)	0	9	9	(8)	0
Transfers into Level 3(2)	0	64	129	0	0
Transfers out of Level 3(2)	0	(87)	(4,984)	(31)	0

Fair Value, end of period	$45	$843	$1,244	$170	$25

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(8)	$1	$(20)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$(1)	$27	$6	$(3)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$95	$277	$48	$20
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	(3)	2	(2)	1
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases, sales, issuances and settlements	(10)	38	0	(1)
Other(1)	0	9	(9)	0
Transfers into Level 3(2)	19	9	0	0
Transfers out of Level 3(2)	(33)	(222)	(32)	0

Fair Value, end of period	$68	$113	$5	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(4)	$1	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

	Three Months Ended June 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$4	$36	$54	$22	$20
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	1	0	3	4	(2)
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	1	0
Purchases, sales, issuances and settlements	0	1	(11)	(2)	(2)
Foreign currency translation	0	0	0	0	1
Other(1)	0	(2)	5	(2)	2
Transfers into Level 3(2)	0	(1)	4	6	4
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$5	$34	$55	$29	$23

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$1	$0	$(1)	$3	$(2)
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long- term Investments
	(in millions)
Fair Value, beginning of period	$25	$185	$355	$331	$478
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	96	7	14	2
Asset management fees and other income	0	0	0	0	56
Included in other comprehensive income (loss)	0	0	4	0	0
Net investment income	0	0	0	0	(1)
Purchases, sales, issuances and settlements	1	(12)	(9)	(49)	228
Foreign currency translation	0	0	(6)	0	0
Other(1)	0	(3)	0	0	0
Transfers into Level 3(2)	0	0	1	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$26	$266	$352	$296	$763

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$96	$0	$14	$1
Asset management fees and other income	$1	$1	$0	$0	$32
Included in other comprehensive income (loss)	$0	$0	$10	$0	$0

	Three Months Ended June 30, 2010
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$20	$12,800	$166	$0	$(2)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(1,084)	0	(4)
Asset management fees and other income	1	0	0	0	0
Interest credited to policyholders’ account balances	0	795	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	596	(71)	0	0
Transfers into Level 3(2)	0	27	0	0	0
Transfers out of Level 3(2)	0	(224)	0	0	0

Fair Value, end of period	$21	$13,994	$(989)	$0	$(6)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1,056)	$0	$(4)
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$550	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers—Transfers out of Level 3 for Fixed Maturities Available for Sale—Asset-Backed Securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities include $4,974 million and $222 million, respectively, for the three months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgage has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2010
	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale- Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$47	$902	$6,363	$305	$104
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(23)	(59)	(132)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(1)	61	98	37	0
Net investment income	0	7	(31)	(2)	0
Purchases, sales, issuances and settlements	0	(137)	(254)	(9)	(3)
Foreign currency translation	0	(1)	(7)	(9)	0
Other(1)	0	9	1	48	(48)
Transfers into Level 3(2)	0	130	129	11	2
Transfers out of Level 3(2)	(1)	(105)	(4,996)	(79)	(30)

Fair Value, end of period	$45	$843	$1,244	$170	$25

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(22)	$(73)	$(133)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$(1)	$64	$86	$37	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$83	$281	$5	$20
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	(3)	(2)	2	1
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	1	0	0	0
Purchases, sales, issuances and settlements	(17)	54	(1)	(1)
Transfers into Level 3(2)	37	9	31	0
Transfers out of Level 3(2)	(33)	(229)	(32)	0

Fair Value, end of period	$68	$113	$5	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(4)	$(2)	$4	$1
Included in other comprehensive income (loss)	$0	$0	$0	$0

	Six Months Ended June 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$3	$34	$97	$27	$12
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	2	0	3	4	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	1	0
Purchases, sales, issuances and settlements	0	2	(53)	(2)	(1)
Foreign currency translation	0	0	(1)	0	1
Other(1)	0	(2)	5	(2)	2
Transfers into Level 3(2)	0	0	6	7	10
Transfers out of Level 3(2)	0	0	(2)	(6)	(1)

Fair Value, end of period	$5	$34	$55	$29	$23

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$2	$0	$0	$3	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$24	$297	$393	$338	$498
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	55	22	7	(3)
Asset management fees and other income	0	4	0	0	40
Included in other comprehensive income (loss)	0	0	(3)	0	0
Net investment income	0	0	0	0	1
Purchases, sales, issuances and settlements	3	(87)	(51)	(49)	227
Foreign currency translation	(1)	0	(12)	0	0
Other(1)	0	(3)	0	0	0
Transfers into Level 3(2)	0	0	3	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$26	$266	$352	$296	$763

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$55	$(28)	$7	$(3)
Asset management fees and other income	$0	$5	$0	$0	$20
Included in other comprehensive income (loss)	$0	$0	$41	$0	$0

	Six Months Ended June 30, 2010
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$27	$13,052	$(55)	$(429)	$(6)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(799)	0	0
Asset management fees and other income	(6)	0	0	0	0
Interest credited to policyholders’ account balances	0	609	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	615	(135)	429	0
Transfers into Level 3(2)	0	35	0	0	0
Transfers out of Level 3(2)	0	(317)	0	0	0

Fair Value, end of period	$21	$13,994	$(989)	$0	$(6)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(805)	$0	$0
Asset management fees and other income	$(6)	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$121	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers—Transfers out of Level 3 for Fixed Maturities Available for Sale—Asset-Backed Securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities include $4,974 million and $222 million, respectively, for the six months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2009, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2009.

	Three Months Ended June 30, 2009
	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale- Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$29	$1,041	$1,261	$62	$211
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(39)	(292)	(2)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	4	87	1,040	(2)	0
Net investment income	0	4	(6)	0	0
Purchases, sales, issuances and settlements	0	67	(558)	0	(14)
Foreign currency translation	0	0	2	1	0
Other(1)	0	(24)	0	0	0
Transfers into Level 3(2)	10	216	4,584	0	0
Transfers out of Level 3(2)	0	(73)	(17)	0	0

Fair Value, end of period	$43	$1,279	$6,014	$59	$197

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(35)	$(293)	$(2)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$5	$84	$1,045	$(2)	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$136	$80	$5	$28
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	15	31	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	1	0	0	0
Purchases, sales, issuances and settlements	(24)	(28)	0	(2)
Foreign currency translation	0	0	0	0
Transfers into Level 3(2)	104	186	0	0
Transfers out of Level 3(2)	(35)	0	0	(2)

Fair Value, end of period	$197	$269	$5	$24

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$11	$31	$0	$(1)
Included in other comprehensive income (loss)	$0	$0	$0	$0

	Three Months Ended June 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$2	$39	$811	$2	$3
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	(1)	(3)	(2)	(1)
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	1	0	0
Purchases, sales, issuances and settlements	0	0	(2)	0	0
Foreign currency translation	0	0	0	0	0
Other(1)	0	21	0	0	0
Transfers into Level 3(2)	0	0	13	10	6
Transfers out of Level 3(2)	0	0	(785)	(1)	(2)

Fair Value, end of period	$2	$59	$35	$9	$6

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$(1)	$(1)	$(3)	$(1)
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2009
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$16	$1,109	$327	$16	$389
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(223)	1	(2)	0
Asset management fees and other income	1	(18)	0	0	3
Included in other comprehensive income (loss)	0	0	23	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	33	(10)	(14)	107
Foreign currency translation	1	0	5	0	0
Other(1)	3	5	(1)	0	(4)
Transfers into Level 3(2)	0	0	6	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$21	$906	$351	$0	$495

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(238)	$(1)	$0	$0
Asset management fees and other income	$1	$(2)	$0	$0	$2
Included in other comprehensive income (loss)	$0	$0	$35	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2009
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$26	$16,139	$(1,816)	$(736)	$(194)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	1,050	0	79
Asset management fees and other income	0	0	0	(40)	0
Interest credited to policyholders’ account balances	0	(2,054)	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	225	(30)	(391)	36
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	0	0	0	0
Transfers out of Level 3(2)	0	(112)	0	0	0

Fair Value, end of period	$26	$14,198	$(796)	$(1,167)	$(79)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$976	$0	$79
Asset management fees and other income	$0	$0	$0	$(40)	$0
Interest credited to policyholders’ account balances	$0	$(2,272)	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position. Includes reclassifications to conform to current period presentation.

Transfers—Transfers into Level 3 for Fixed Maturities Available for Sale—Asset-Backed securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed securities include $4,583 million and $188 million, respectively for the three months ended June 30, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, as discussed above. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. The transfers out of Level 3 for Other Trading Account Assets – Asset-Backed securities were primarily the result of the use of third party pricing for the securities purchased under TALF. In the first quarter of 2009, these assets were valued internally using a

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

model. The other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

	Six Months Ended June 30, 2009
	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale- Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$30	$932	$1,013	$66	$228
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(84)	(328)	(2)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	3	17	851	(5)	0
Net investment income	0	9	(4)	0	0
Purchases, sales, issuances and settlements	0	63	(611)	0	(31)
Foreign currency translation	0	0	(2)	0	0
Other(1)	0	(24)	0	0	0
Transfers into Level 3(2)	10	479	5,113	0	0
Transfers out of Level 3(2)	0	(113)	(18)	0	0

Fair Value, end of period	$43	$1,279	$6,014	$59	$197

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(78)	$(329)	$(2)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$3	$12	$813	$(5)	$0

	Six Months Ended June 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$75	$35	$6	$28
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	7	16	(1)	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	2	0	0	0
Purchases, sales, issuances and settlements	(28)	(33)	0	(2)
Transfers into Level 3(2)	178	251	0	0
Transfers out of Level 3(2)	(37)	0	0	(2)

Fair Value, end of period	$197	$269	$5	$24

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$3	$16	$(1)	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$1	$38	$30	$2	$3
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	0	(41)	(2)	(2)
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	1	0	0
Purchases, sales, issuances and settlements	1	0	819	0	1
Foreign currency translation	0	0	0	0	0
Other(1)	0	21	0	0	0
Transfers into Level 3(2)	0	0	15	10	6
Transfers out of Level 3(2)	0	0	(789)	(1)	(2)

Fair Value, end of period	$2	$59	$35	$9	$6

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$(41)	$(2)	$(2)
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

	Six Months Ended June 30, 2009
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets-All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$19	$1,304	$325	$56	$1,015
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(129)	(3)	(5)	0
Asset management fees and other income	(1)	(3)	0	0	(26)
Included in other comprehensive income (loss)	0	0	20	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	(271)	7	(51)	162
Foreign currency translation	0	0	(2)	0	0
Other(1)	3	5	(1)	0	(656)
Transfers into Level 3(2)	0	0	6	0	0
Transfers out of Level 3(2)	0	0	(1)	0	0

Fair Value, end of period	$21	$906	$351	$0	$495

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(131)	$(5)	$0	$0
Asset management fees and other income	$(1)	$0	$0	$0	$(24)
Included in other comprehensive income (loss)	$0	$0	$19	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2009
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$26	$19,780	$(3,229)	$(324)	$(139)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	2,485	0	24
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	(5,572)	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	261	(52)	(1,167)	36
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	324	0
Transfers into Level 3(2)	0	18	0	0	0
Transfers out of Level 3(2)	0	(289)	0	0	0

Fair Value, end of period	$26	$14,198	$(796)	$(1,167)	$(79)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$2,427	$0	$24
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$(5,847)	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position. Includes reclassifications to conform to current period presentation.

Transfers—Transfers into Level 3 for Fixed Maturities Available for Sale—Asset-Backed securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed securities include $4,583 million and $188 million, respectively for the six months ended June 30, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, as discussed above. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. The transfers out of Level 3 for Other Trading Account Assets—Asset-Backed securities were primarily the result of the use of third party pricing for the securities purchased under TALF. In the first quarter of 2009, these assets were valued internally using a model. The other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivative Fair Value Information

The following tables present additional information regarding derivative assets and liabilities by primary underlying. These derivative assets and liabilities are included in “Other trading account assets,” “Other long-term investments” or “Other liabilities” in the tables presented above. These tables exclude embedded derivatives which are recorded with the associated host contract.

The table below presents the balance of derivative assets and liabilities measured at fair value on a recurring basis as of the date indicated.

	As of June 30, 2010
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$2	$4,992	$0	$		$4,994
Currency	0	267	0			267
Credit	0	114	0			114
Currency/Interest Rate	0	353	0			353
Equity	6	977	259			1,242
Broker-dealer	14	2,010	0			2,024
Netting(1)					(5,732)	(5,732)

Total derivative assets	$22	$8,713	$259		$(5,732)	$3,262

Derivative liabilities:
Interest Rate	$8	$2,797	$0	$		$2,805
Currency	0	234	0			234
Credit	0	122	5			127
Currency/Interest Rate	0	368	0			368
Equity	0	73	0			73
Broker-dealer	1	2,258	0			2,259
Netting(1)					(5,216)	(5,216)

Total derivative liabilities	$9	$5,852	$5		$(5,216)	$650

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and six months ended June 30, 2010, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2010, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2010.

	Three Months Ended June 30, 2010
	Derivative Assets - Equity	Derivative Liabilities - Credit
	(in millions)
Fair Value, beginning of period	$181	$(4)
Total gains or (losses) (realized/unrealized):	0	0
Included in earnings:	0	0
Realized investment gains (losses), net	87	(1)
Asset management fees and other income	0	0
Purchases, sales, issuances and settlements	(9)	0
Transfers into Level 3(2)	0	0
Transfers out of Level 3(2)	0	0

Fair Value, end of period	$259	$(5)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$93	$(1)
Asset management fees and other income	$(6)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2010
	Derivative Assets - Equity	Derivative Liabilities - Credit
	(in millions)
Fair Value, beginning of period	$297	$(6)
Total gains or (losses) (realized/unrealized):	0	0
Included in earnings:	0	0
Realized investment gains (losses), net	18	1
Asset management fees and other income	0	0
Purchases, sales, issuances and settlements	(56)	0
Foreign currency translation	0	0
Other(1)	0	0
Transfers into Level 3(2)	0	0
Transfers out of Level 3(2)	0	0

Fair Value, end of period	$259	$(5)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$24	$1
Asset management fees and other income	$(6)	$0

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $33 million and $44 million of net losses being recorded for the three and six months ended June 30, 2010 on certain commercial mortgage loans, respectively. The carrying value of these loans as of June 30, 2010 was $261 million. Similar commercial mortgage loan reserve adjustments of $79 million and $130 million in net losses were recorded for the three and six months ended June 30, 2009, respectively. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy. In addition, losses of $12 million and $22 million were recorded for the three and six months ended June 30, 2009, respectively, related to commercial loans that were carried at the lower of cost or market. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans.

Impairments of $0 million and $18 million were recorded for the three months ended June 30, 2010 and 2009, respectively, and $4 million and $41 million for the six months ended June 30, 2010 and 2009, respectively, on certain cost method investments. The carrying values as of June 30, 2010 and 2009 of these impaired investments are $151 million and $129 million, respectively. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and long-term debt, where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$10	$(16)	$5	$(35)
Other changes in fair value	$5	$3	$3	$1
Other long-term investments
Changes in fair value	$0	$0	$0	$0
Liabilities:
Long-term debt:
Changes in fair value	$0	$(40)	$0	$0

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and long-term debt. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. Interest income on these loans was $8 million and $11 million for the three months ended June 30, 2010 and 2009, respectively, and $14 million and $20 million for the six months ended June 30, 2010 and 2009, respectively. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $576 million and $621 million, respectively, as of June 30, 2010, and $479 million and $556 million, respectively as December 31, 2009. As of June 30, 2010, loans that were in nonaccrual status had fair values of $60 million and aggregate contractual principal amounts of $69 million.

The fair value of other long-term investments was $236 million as of June 30, 2010.

As of first quarter 2010 the Company no longer has any outstanding debt that is carried at fair value under the fair value option.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$5,023	$5,209	$5,120	$5,197
Commercial mortgage and other loans(1)	31,447	32,225	31,384	30,693
Policy loans	10,321	12,661	10,146	11,837
Liabilities:
Policyholders’ account balances—investment contracts	$74,098	$74,984	$73,674	$74,353
Short-term and long-term debt(1)	24,618	25,504	24,159	24,054
Debt of consolidated VIEs	398	285	413	239
Bank customer liabilities	1,639	1,653	1,523	1,538

(1)	Includes items carried at fair value under the fair value option.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range. These hedges do not qualify for hedge accounting.

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

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. In addition, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

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

	June 30, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$7,422	$142	$(553)	$7,793	$101	$(414)
Currency	1,473	91	(10)	1,392	3	(17)
Currency/Interest Rate	2,752	123	(207)	2,452	47	(326)

Total Qualifying Hedge Relationships	$11,647	$356	$(770)	$11,637	$151	$(757)

Non-Qualifying Hedge Relationships
Interest Rate	$110,687	$4,852	$(2,252)	$97,265	$2,545	$(2,129)
Currency	9,803	176	(224)	11,692	223	(220)
Credit	3,608	114	(127)	3,788	259	(110)
Currency/Interest Rate	5,405	230	(161)	5,396	122	(268)
Equity	15,531	1,242	(73)	7,126	618	(86)

Total Non-Qualifying Hedge Relationships	$145,034	$6,614	$(2,837)	$125,267	$3,767	$(2,813)

Total Derivatives(1)	$156,681	$6,970	$(3,607)	$136,904	$3,918	$(3,570)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,323 million as of June 30, 2010 and a liability of $391 million as of December 31, 2009, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$(112)	$208	$(125)	$304
Net investment income	(38)	(40)	(81)	(80)
Interest expense-(increase)/decrease	3	(0)	6	1
Interest credited to policyholder account balances-(increase)/decrease	17	17	35	29
Currency
Realized investment gains (losses), net	60	(0)	93	(0)
Net investment income	(1)	0	(2)	0
Other income	0	0	0	2

Total fair value hedges	$(71)	$185	$(74)	$256

Cash flow hedges
Interest Rate
Interest expense-(increase)/decrease	(5)	(4)	(10)	(8)
Interest credited to policyholder account balances-(increase)/decrease	0	(2)	(1)	(3)
Accumulated other comprehensive income (loss)(1)	(14)	25	(21)	47
Currency/Interest Rate
Net investment income	(3)	(2)	(6)	(4)
Other income	(2)	3	(6)	(1)
Accumulated other comprehensive income (loss)(1)	160	(111)	228	(92)

Total cash flow hedges	$136	$(91)	$184	$(61)

Net investment hedges
Currency
Realized investment gains (losses), net(2)	0	27	0	36
Accumulated other comprehensive income (loss)(1)	(35)	(150)	(29)	(40)
Currency/Interest Rate
Accumulated other comprehensive income (loss)(1)	(41)	(78)	(3)	(17)

Total net investment hedges	$(76)	$(201)	$(32)	$(21)

Non-qualifying Hedges
Realized investment gains (losses), net
Interest Rate	1,989	(1,512)	2,398	(2,052)
Currency	42	(160)	120	34
Currency/Interest Rate	121	(162)	207	(131)
Credit	(17)	41	(63)	23
Equity	769	(688)	479	(486)
Embedded Derivatives (Interest/Equity/Credit)	(1,122)	1,219	(795)	2,498

Total non-qualifying hedges	$1,782	$(1,262)	$2,346	$(114)

Total Derivative Impact	$1,771	$(1,369)	$2,424	$60

(1)	Amounts deferred in Equity.
(2)	Relates to the sale of equity method investments.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and six months ended June 30, 2010 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2009	$(317)
Net deferred gains on cash flow hedges from January 1 to June 30, 2010	184
Amount reclassified into current period earnings	23

Balance, June 30, 2010	$(110)

Using June 30, 2010 values it is anticipated that a pre-tax loss of approximately $18 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending June 30, 2011, offset by amounts pertaining to the hedged items. As of June 30, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 13 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $95 million and $127 million as of June 30, 2010 and December 31, 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$315	$2	$140	$(1)	$455	$1
2	28	0	303	(2)	331	(2)

Subtotal	343	2	443	(3)	786	(1)
3	0	0	92	(1)	92	(1)
4	0	0	15	0	15	0
5	0	0	50	(1)	50	(1)
6	0	0	0	0	0	0

Subtotal	0	0	157	(2)	157	(2)

Total	$343	$2	$600	$(5)	$943	$(3)

	December 31, 2009
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$323	$3	$140	$0	$463	$3
2	28	0	303	(3)	331	(3)

Subtotal	351	3	443	(3)	794	0
3	0	0	132	(2)	132	(2)
4	0	0	0	0	0	0
5	0	0	50	(1)	50	(1)
6	0	0	0	0	0	0

Subtotal	0	0	182	(3)	182	(3)

Total	$351	$3	$625	$(6)	$976	$(3)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

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

	June 30, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$45	$0	$45	$0
Utilities	5	0	5	0
Finance	0	0	0	0
Services	28	0	31	0
Energy	20	0	20	0
Transportation	25	0	30	0
Retail and Wholesale	30	0	30	0
Other	190	2	190	3
First to Default Baskets(1)	600	(5)	625	(6)

Total Credit Derivatives	$943	$(3)	$976	$(3)

(1)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of June 30, 2010 and December 31, 2009 was a liability of $66 million and $22 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $705 million and $723 million at June 30, 2010 and December 31, 2009, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2010 and December 31, 2009, the Company had $2.166 billion and $2.313 billion of outstanding notional amounts, respectively, reported at fair value as an asset of $56 million and an asset of $174 million, respectively.

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

The following table sets forth the income statement impact of derivatives used in a dealer or broker capacity.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
		(in millions)
Asset management fees and other income
Interest Rate	$(2)	$(5)	$(4)	$(3)
Commodity	23	14	35	29
Currency	21	11	28	20
Equity	3	2	6	4

Total asset management fees and other income	$45	$22	$65	$50

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $362 million as of June 30, 2010. In the normal course of business the Company has posted collateral related to these instruments of $253 million as of June 30, 2010. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2010, the Company estimates that it would be required to post a maximum of $109 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

As of June 30, 2010
(in millions)
Total outstanding mortgage loan commitments	$2,462
Portion of commitment where prearrangement to sell to investor exists	$1,046

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of June 30, 2010
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$3,875
Expected to be funded from separate accounts	$2,857
Portion of separate account commitments with recourse to Prudential Insurance	$1,281

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Investee Debt

As of June 30, 2010
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,079
Amount of above guarantee that is limited to separate account assets	$1,829
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fifteen years. At June 30, 2010, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Guarantee of Retail Development Project Costs

As of June 30, 2010
(in millions)
Guarantee of development costs and interest servicing on retail development project	$215
Accrued liability associated with guarantee	$0

The Company has provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee require that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require the Company and its co-owner to jointly and severally pay down the loan balance to the 60% level. The loan-to-value ratio, based on a December 2009 appraisal plus additional costs to the development in 2010, is 54.2%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. The Company’s exposure under the guarantee assumes the co-owner honors its joint guarantee.

Indemnification of Securities Lending Transactions

As of June 30, 2010
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$10,352
Fair value of related collateral associated with above indemnifications	$10,682
Accrued liability associated with guarantee	$0

In the normal course of business, the Company may facilitate securities lending transactions on behalf of mutual funds and separate accounts for which the Company is the investment advisor and/or the asset manager. In certain of these arrangements, the Company has provided an indemnification to the mutual funds or separate

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Credit Derivatives Written

As of June 30, 2010
(in millions)
Credit derivatives written—maximum amount at risk	$943
Liability associated with guarantee, carried at fair value	$3

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

Guarantees of Asset Values

As of June 30, 2010
(in millions)
Guaranteed value of third parties assets	$15,244
Fair value of collateral supporting these assets	$15,782
Liability associated with guarantee, carried at fair value	$1

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of June 30, 2010
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$207
Fair value of properties and associated tax credits that secure the guarantee	$258
Accrued liability associated with guarantee	$0

The Company arranges for credit enhancements of certain debt instruments that provide financing primarily for affordable multi-family real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. The remaining contractual maturities for these guarantees are up to fifteen years. The Company’s obligations to reimburse required credit enhancement payments are secured by mortgages on the related real estate. The Company receives certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

As of June 30, 2010
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,097
First-loss exposure portion of above	$352
Accrued liability associated with guarantees	$28

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,435 million of mortgages subject to these loss-sharing arrangements as of June 30, 2010, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2010, these mortgages had an average debt service coverage ratio of 1.75 times and an average loan-to-value ratio of 72%. The Company’s total share of losses related to indemnifications that were settled was $2 million and $0 million, for the six months ended June 30, 2010 and 2009, respectively.

Contingent Consideration

As of June 30, 2010
(in millions)
Maximum potential contingent consideration associated with acquisitions	$111

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. These arrangements will be resolved over the following two to four years. Any such payments would result in increases in intangible assets, such as goodwill.

Other Guarantees

As of June 30, 2010
(in millions)
Other guarantees where amount can be determined	$309
Accrued liability for other guarantees and indemnifications	$8

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Individual Life and Group Insurance

In April 2010, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America, was filed in the Second Judicial District Court, Washoe County, Nevada. The complaint was brought on behalf of Nevada beneficiaries of life insurance policies sold by the Company for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In June 2010, the Company filed a motion to dismiss the complaint. As previously reported, in December 2009, a separate purported nationwide class action raising substantially similar allegations, Garcia v. Prudential Insurance Company of America, filed by the same plaintiff in the United States District Court for the District of New Jersey, was dismissed. The time for appeal in the New Jersey Garcia case has expired. In July 2010, a purported nationwide class action that makes allegations similar to those in the Garcia actions relating to retained asset accounts in connection with life insurance policies for members of the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

U.S. armed forces, Lucey et al. v. Prudential Insurance Company of America, was filed in the United States District Court for the District of Massachusetts. In July 2010, the Company, along with other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to the use of retained asset accounts. The Company is cooperating with this investigation. The Company has been contacted by state insurance regulators and other governmental entities (including, with respect to our U.S. military policies, the Veterans Administration) regarding retained asset accounts, and additional investigations, information requests, hearings, claims or litigation may arise with respect to these accounts.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to subprime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street agreed to pay approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that will be distributed to injured investors. Consequently, State Street agreed to pay PRIAC, for deposit into its separate accounts, approximately $52.5 million within 14 days of the entry of a final judgment by the United States District Court for the District of Massachusetts. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In February 2010, the United States District Court for the District of Massachusetts entered final judgment and, in March 2010, in compliance with the court order, State Street paid PRIAC approximately $52.5 million, the penalty portion of which (approximately $8.4 million) will be distributed to affected PRIAC clients. In June 2010, PRIAC moved for partial summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In addition to the regulatory proceedings described above that were settled in 2006, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. In July 2006, in one of the consolidated mutual fund actions, Saunders v. Putnam American Government Income Fund, et al., the United States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against Prudential Securities. In August 2006, the second amended complaint was filed alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts. In June 2008, the Company was dismissed with prejudice from the remaining actions consolidated in In re: Mutual Fund Investment Litigation other than Saunders v. Putnam American Government Income Fund, et al. In July 2008, the Company moved for summary judgment and plaintiffs moved for class certification in Saunders. In May 2010, in Saunders, plaintiffs moved for preliminary approval of the class settlements with all defendants, including Prudential Securities, and for certification of a settlement class.

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

Corporate

In April 2009, the Company’s Board of Directors (the “Board”) received a letter demanding that the Board take action to recover allegedly improperly paid compensation to certain current and former employees and executive officers of the Company since at least 2005. The demand is made by a Prudential Financial stockholder, Service Employees International Union Pension Plans Master Trust (“SEIU”), and is one of many that SEIU has sent to large corporations. SEIU claims that the Company must bring an action, under theories of unjust enrichment and corporate waste, to recoup incentive compensation that was based on allegedly flawed economic metrics. SEIU also seeks rescission of exercised stock options because the options were based on mistaken facts concerning the fair value of the Company’s stock. The letter states that between 2005 and 2008 the Company paid cash and equity compensation of approximately $165 million to its senior executives and authorized senior executives to exercise stock options worth approximately $66 million. The letter also demands that the Board enjoin any further approved, but unpaid, compensation payments, overhaul the Company’s compensation structure, and allow stockholders an advisory vote on the Compensation Committee’s report in the Company’s annual proxy statement. SEIU reserves the right to bring a derivative action should the Board decline to act. In May 2009, the Board formed a Special Evaluation Committee, comprised of independent directors, and authorized the Committee to hire outside advisors and experts to assist in its evaluation of the demand letter. The Committee has engaged counsel that is reviewing the matter. In June 2010, the investigation was concluded. The investigation determined that the allegations are unfounded and no further action is necessary.

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with subprime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and rescission damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer. In June 2009, Pinchuk was voluntarily dismissed and the Haddock and Bauer matters were consolidated. In July 2009, an amended consolidated complaint was filed that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage backed securities, but does not include prior claims regarding goodwill impairments. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors. In September 2009, defendants filed a motion to dismiss the complaint. In June 2010, the court dismissed without prejudice the claim relating to contingent liability in connection with auction rate securities and denied the motion with respect to the other claims. In July 2010, plaintiffs filed an amended complaint restating their contingent liability claim.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Securities Underwriting

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

Other

In October 2006, a class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential Insurance failed to pay overtime to insurance agents who were registered representatives in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of California and federal law and seeks compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. In January 2009, an amended complaint was filed in the consolidated matter which adds wage claims based on the laws of thirteen additional states. In March 2009, a second amended complaint was filed which dropped the breach of contract claims. The Company moved to dismiss certain of the state claims in the consolidated complaint. In December 2009, certain of the state claims were dismissed. In February 2010, Prudential moved to decertify the federal wage and hour class conditionally certified in March 2008, and moved for summary judgment as to the federal wage and hour claims of the named plaintiffs. These motions are pending. In July 2010, plaintiffs filed a motion for class certification on the state law claims.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2010 and December 31, 2009 (in millions)

	June 30, 2010			December 31, 2009
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$140,610	$44,683	$185,293	$132,694	$42,531	$175,225
Fixed maturities, held to maturity, at amortized cost	5,023	0	5,023	5,120	0	5,120
Trading account assets supporting insurance liabilities, at fair value	16,733	0	16,733	16,020	0	16,020
Other trading account assets, at fair value	5,358	144	5,502	2,866	167	3,033
Equity securities, available for sale, at fair value	3,747	2,894	6,641	3,810	3,085	6,895
Commercial mortgage and other loans	23,097	8,350	31,447	23,021	8,363	31,384
Policy loans	4,915	5,406	10,321	4,728	5,418	10,146
Other long-term investments	4,321	1,829	6,150	4,359	1,545	5,904
Short-term investments	5,673	834	6,507	5,487	1,338	6,825

Total investments	209,477	64,140	273,617	198,105	62,447	260,552
Cash and cash equivalents	10,751	601	11,352	12,451	713	13,164
Accrued investment income	1,682	651	2,333	1,668	654	2,322
Deferred policy acquisition costs	13,432	781	14,213	13,751	827	14,578
Other assets	14,784	429	15,213	15,222	291	15,513
Separate account assets	179,260	0	179,260	174,074	0	174,074

TOTAL ASSETS	$429,386	$66,602	$495,988	$415,271	$64,932	$480,203

LIABILITIES AND EQUITY LIABILITIES
Future policy benefits	$76,982	$51,665	$128,647	$73,931	$51,776	$125,707
Policyholders’ account balances	97,033	5,555	102,588	96,078	5,588	101,666
Policyholders’ dividends	230	2,399	2,629	328	926	1,254
Securities sold under agreements to repurchase	2,683	3,237	5,920	2,985	3,048	6,033
Cash collateral for loaned securities	1,866	666	2,532	2,323	840	3,163
Income taxes	5,747	(436)	5,311	4,665	(651)	4,014
Short-term debt	2,219	0	2,219	3,122	0	3,122
Long-term debt	20,649	1,750	22,399	19,287	1,750	21,037
Other liabilities	13,939	275	14,214	13,790	614	14,404
Separate account liabilities	179,260	0	179,260	174,074	0	174,074

Total liabilities	400,608	65,111	465,719	390,583	63,891	454,474

COMMITMENTS AND CONTINGENT LIABILITIES EQUITY
Accumulated other comprehensive income (loss)	2,040	160	2,200	(574)	131	(443)
Other attributed equity	26,193	1,331	27,524	24,728	910	25,638

Total attributed equity	28,233	1,491	29,724	24,154	1,041	25,195

Noncontrolling interests	545	0	545	534	0	534

Total equity	28,778	1,491	30,269	24,688	1,041	25,729

TOTAL LIABILITIES AND EQUITY	$429,386	$66,602	$495,988	$415,271	$64,932	$480,203

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended June 30, 2010 and 2009 (in millions)

	Three Months Ended June 30,
	2010			2009
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$3,808	$796	$4,604	$3,320	$867	$4,187
Policy charges and fee income	859	0	859	713	0	713
Net investment income	2,108	806	2,914	2,053	778	2,831
Asset management fees and other income	896	(5)	891	1,382	37	1,419
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(383)	(131)	(514)	(866)	(378)	(1,244)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	260	115	375	539	206	745
Other realized investment gains (losses), net	1,488	437	1,925	(1,087)	(685)	(1,772)

Total realized investment gains (losses), net	1,365	421	1,786	(1,414)	(857)	(2,271)

Total revenues	9,036	2,018	11,054	6,054	825	6,879

BENEFITS AND EXPENSES
Policyholders’ benefits	3,966	921	4,887	2,894	992	3,886
Interest credited to policyholders’ account balances	1,196	35	1,231	1,064	35	1,099
Dividends to policyholders	27	491	518	24	253	277
General and administrative expenses	2,723	167	2,890	1,496	131	1,627

Total benefits and expenses	7,912	1,614	9,526	5,478	1,411	6,889

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,124	404	1,528	576	(586)	(10)

Income tax expense (benefit)	308	125	433	48	(211)	(163)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	816	279	1,095	528	(375)	153
Equity in earnings of operating joint ventures, net of taxes	9	0	9	5	0	5

INCOME (LOSS) FROM CONTINUING OPERATIONS	825	279	1,104	533	(375)	158
Income (loss) from discontinued operations, net of taxes	0	0	0	22	0	22

NET INCOME (LOSS)	825	279	1,104	555	(375)	180
Less: Income attributable to noncontrolling interests	27	0	27	17	0	17

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$798	$279	$1,077	$538	$(375)	$163

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Six Months Ended June 30, 2010 and 2009 (in millions)

	Six Months Ended June 30,
	2010			2009
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$7,339	$1,507	$8,846	$6,581	$1,640	$8,221
Policy charges and fee income	1,675	0	1,675	1,439	0	1,439
Net investment income	4,182	1,606	5,788	4,115	1,565	5,680
Asset management fees and other income	1,860	2	1,862	2,145	52	2,197
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,141)	(622)	(1,763)	(1,948)	(1,151)	(3,099)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	802	568	1,370	1,197	798	1,995
Other realized investment gains (losses), net	1,819	749	2,568	(90)	(939)	(1,029)

Total realized investment gains (losses), net	1,480	695	2,175	(841)	(1,292)	(2,133)

Total revenues	16,536	3,810	20,346	13,439	1,965	15,404

BENEFITS AND EXPENSES
Policyholders’ benefits	7,369	1,761	9,130	6,323	1,904	8,227
Interest credited to policyholders’ account balances	2,396	70	2,466	2,198	70	2,268
Dividends to policyholders	53	982	1,035	20	256	276
General and administrative expenses	4,837	334	5,171	4,349	291	4,640

Total benefits and expenses	14,655	3,147	17,802	12,890	2,521	15,411

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,881	663	2,544	549	(556)	(7)

Income tax expense (benefit)	563	223	786	35	(200)	(165)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,318	440	1,758	514	(356)	158
Equity in earnings of operating joint ventures, net of taxes	19	0	19	(1)	0	(1)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,337	440	1,777	513	(356)	157
Income (loss) from discontinued operations, net of taxes	(2)	0	(2)	26	0	26

NET INCOME (LOSS)	1,335	440	1,775	539	(356)	183
Less: Income attributable to noncontrolling interests	1	0	1	6	0	6

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,334	$440	$1,774	$533	$(356)	$177

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2010, compared with December 31, 2009, and its consolidated results of operations for the three and six months ended June 30, 2010 and 2009. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the statements under “Forward-Looking Statements,” “Risk Factors” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $690 billion of assets under management as of June 30, 2010, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protections Act was signed into law and could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and its subsidiaries. See “Risk Factors” for information regarding the potential effects of the Dodd-Frank bill on the Company.

Our financial condition and results of operations for the six months ended June 30, 2010 reflect the following:

•	Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the three and six months ended June 30, 2010 was $798 million and $1,334 million, respectively.

•

Pre-tax net realized investment gains and related adjustments of the Financial Services Businesses for the three and six months ended June 30, 2010 amounted to $251 million and $196 million, respectively, primarily reflecting net increases in the fair value of derivatives used in investment duration management and hedging programs, partially offset by other-than-temporary impairments of fixed maturity and equity securities of $128 million and $410 million for the three and six months ended June 30, 2010, respectively.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $5.819 billion as of June 30, 2010, compared to net unrealized gains of $998 million as of December 31, 2009. Gross unrealized gains increased from $5.387 billion as of December 31, 2009 to $9.099 billion as of June 30, 2010 and gross unrealized losses decreased from $4.389 billion to $3.280 billion for the same periods primarily due to a decrease in risk-free rates, partially offset by widening credit spreads. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $1.764 billion as of June 30, 2010, compared to net unrealized gains of $7 million as of December 31, 2009.

•

Individual Annuity gross sales in the second quarter of 2010 were $5.3 billion, an increase from $3.4 billion in the prior year quarter, and net sales in the second quarter of 2010 were $3.5 billion, an increase from $2.0 billion in the prior year quarter.

•

Full Service Retirement gross deposits and sales were $4.0 billion and net additions were $286 million in the second quarter of 2010, compared to gross deposits and sales of $3.9 billion and net additions of $87 million in the prior year quarter.

•	Asset Management total institutional and retail net flows were $13.0 billion in the second quarter of 2010, an increase from $3.1 billion in the prior year quarter.

•	As of June 30, 2010, Prudential Financial, the parent holding company, had cash and short-term investments of $6.190 billion.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and six months ended June 30, 2010 and 2009 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$286	$432	$546	$449
Retirement	142	99	313	258
Asset Management	124	33	207	32
Individual Life	88	138	179	178
Group Insurance	32	105	85	198
International Insurance	459	465	943	890
International Investments	19	11	31	18
Corporate and Other	(184)	(168)	(386)	(343)
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	251	(863)	196	(1,570)
Charges related to realized investment gains (losses), net	(39)	(5)	(68)	39
Investment gains on trading account assets supporting insurance liabilities, net	79	686	331	831
Change in experience-rated contractholder liabilities due to asset value changes	(144)	(347)	(464)	(392)
Divested businesses	(7)	(24)	(14)	(56)
Equity in earnings of operating joint ventures	18	14	(18)	17

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,124	576	1,881	549
Income (loss) from continuing operations before income taxes for Closed Block Business	404	(586)	663	(556)

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,528	$(10)	$2,544	$(7)

Results for the three and six months ended June 30, 2010 presented above reflect the following:

•

Individual Annuities segment results for the second quarter of 2010 decreased in comparison to the second quarter of 2009 primarily reflecting the impact of adjustments to the amortization of deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, largely reflecting unfavorable equity market performance in the second quarter of 2010 compared to favorable performance in the year ago quarter, resulting in an unfavorable variance of $700 million. This unfavorable variance was partially offset by a $474 million favorable variance from the mark-to-market of embedded derivatives associated with our living benefit features, and hedging positions, net of amortization of deferred policy acquisition and other costs, primarily driven by the impact of the market-perceived risk of our own non-performance as applied to higher embedded derivative liabilities as of June 30, 2010. Excluding these items, results increased $80 million from the year ago quarter, reflecting higher fee income from higher variable annuity account values driven by positive net flows and market appreciation over the past twelve months. Individual Annuities segment results for the first six months of 2010 increased in comparison to the first six months of 2009 primarily reflecting the impact of adjustments to the amortization of deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, largely reflecting unfavorable equity market performance for the first six months of 2010 compared to favorable performance for the first six months of 2009, resulting in an unfavorable variance of $299 million. This unfavorable variance was partially offset by a $229 million favorable variance from the mark-to-market of embedded derivatives associated with our living benefit features, and hedging positions, net of amortization of deferred policy acquisition and other costs, primarily driven by the impact of the market-perceived risk of our own non-performance as applied to higher embedded derivative liabilities as of June 30, 2010. Excluding these items, results increased $167 million from the prior year period, reflecting higher fee income from higher variable annuity account values driven by positive net flows and market appreciation over the past twelve months.

•

Retirement segment results for the second quarter and first six months of 2010 increased in comparison to the prior year periods driven by improved net investment spread results primarily driven by increased income from equity method investments and interest rate swaps used to manage the duration of the investment portfolio in our institutional investment products business and crediting rate reductions related to our full service stable value products and higher asset based fees due to an increase in average full service fee-based retirement account values, resulting from market appreciation and net additions over the past twelve months.

•

Asset Management segment results improved in both the second quarter and first six months of 2010, in comparison to the prior year periods, primarily reflecting improved results from the segment’s commercial mortgage activities, increased asset management fees, and improved investment results from the segment’s proprietary investing activities.

•

Individual Life segment results for the second quarter of 2010 decreased from the second quarter of 2009, primarily due to higher amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, largely reflecting the impact of equity markets on separate account fund performance in each period, partially offset by favorable mortality experience, net of reinsurance. Results for the first six months of 2010 were relatively unchanged from the first six months of 2009 as improved mortality experience, net of reinsurance, was offset by higher amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, largely reflecting the impact of equity markets on separate account fund performance in each period.

•

Group Insurance segment results declined in both the second quarter of 2010 and the first six months of 2010, compared to the prior year periods, reflecting less favorable claims experience in both our group life and group disability businesses, as well as the lapse of certain group life business with favorable claims experience in the prior year periods reflecting the competitive market. In addition, operating expenses increased, including higher costs to support additional investment in disability operations and expansion into the group dental market, as well as an unfavorable impact for refinement of a premium tax estimate.

•

International Insurance segment results for the second quarter of 2010 decreased in comparison to the second quarter of 2009. Results from the segment’s Life Planner operations for the 2009 period reflected a $25 million benefit from refinements due to implementation of a new policy valuation system. Excluding this item, results were essentially unchanged as continued growth of our Japanese Life Planner operation was largely offset by a less favorable level of policy benefits and expenses. Results from the segment’s Gibraltar Life operation improved in the second quarter of 2010, reflecting the impact of a $7 million charge in the 2009 period from refinements due to implementation of a new policy valuation system as well as $7 million of current quarter earnings from the acquired former business of Yamato Life and a favorable impact from foreign currency exchange rates, including the impact of our currency hedging programs. Higher current quarter earnings from growth in our multi-

currency fixed annuities products were offset by lower contributions from equity method joint ventures and other non-coupon investments. International Insurance segment results for the first six months of 2010 increased in comparison to the first six months of 2009. Results from the segment’s Life Planner operations increased in the 2010 period, reflecting the continued growth of our Japanese Life Planner operation, offset by the absence of a benefit in 2009 related to the new policy valuation system discussed above. Results from the segment’s Gibraltar Life operation improved for the first six months of 2010, benefiting from $13 million of earnings from the acquired former business of Yamato Life and higher earnings from growth in our multi-currency fixed annuities products, offset by lower contributions from equity method joint ventures and other non-coupon investments.

•

International Investments segment results improved in both the second quarter and first six months of 2010, in comparison to the prior year periods, primarily reflecting improved results in the segment’s global commodities business.

•

Corporate and Other operations resulted in an increased loss for both the second quarter and first six months of 2010 compared to the prior year periods primarily due to increased interest expense, net of investment income, reflecting a greater level of capital debt, partially offset by improved results in our real estate and relocation services business. The increased loss in the first six months of 2010 also reflects less favorable results from corporate hedging activities.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the second quarter of 2010 and first six months of 2010 amounted to a gain of $251 million and $196 million, respectively, primarily reflecting increases in the fair value of derivatives used in investment duration management and hedging programs partially offset by other-than-temporary impairments of fixed maturity securities and equity securities of $128 million and $410 million, respectively.

•

Income from continuing operations before income taxes in the Closed Block Business increased $990 million in the second quarter of 2010 compared to the second quarter of 2009, and increased $1.219 billion for the first six months of 2010 compared to the first six months of 2009. Results in both periods of 2010 reflect net realized investment gains in 2010, compared to losses in 2009, partially offset by the reduction in the cumulative earnings policyholder dividend obligation in both the second quarter and first six months of 2009.

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

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements, including the adoption of updated authoritative guidance for fair value disclosures, consolidation of variable interest entities, and accounting for the transfer of financial assets.

Future Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$292	$411	$541	$399
Retirement	327	42	577	(16)
Asset Management	168	29	235	11

Total U.S. Retirement Solutions and Investment Management Division	787	482	1,353	394
Individual Life	7	201	77	210
Group Insurance	65	17	123	9

Total U.S. Individual Life and Group Insurance Division	72	218	200	219
International Insurance	497	163	708	185
International Investments	13	0	12	(2)

Total International Insurance and Investments Division	510	163	720	183
Corporate and Other	(245)	(287)	(392)	(247)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,124	576	1,881	549
Income tax expense	308	48	563	35

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	816	528	1,318	514
Equity in earnings of operating joint ventures, net of taxes	9	5	19	(1)

Income from continuing operations for Financial Services Businesses	825	533	1,337	513
Income (loss) from discontinued operations, net of taxes	0	22	(2)	26

Net income—Financial Services Businesses	825	555	1,335	539
Less: Income attributable to noncontrolling interests	27	17	1	6

Net income of Financial Services Businesses attributable to Prudential Financial, Inc.	$798	$538	$1,334	$533

Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$1.72	$1.20	$2.89	$1.22
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$1.70	$1.20	$2.85	$1.22
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock	$1.72	$1.25	$2.88	$1.28
Diluted net income attributable to Prudential Financial, Inc. per share —Common Stock	$1.70	$1.25	$2.85	$1.28

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$404	$(586)	$663	$(556)
Income tax expense (benefit)	125	(211)	223	(200)

Income (loss) from continuing operations for Closed Block Business	279	(375)	440	(356)
Income from discontinued operations, net of taxes	0	0	0	0

Net income (loss)—Closed Block Business	279	(375)	440	(356)
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$279	$(375)	$440	$(356)

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$134.50	$(193.00)	$210.00	$(189.00)
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	$134.50	$(193.00)	$210.00	$(189.00)

Consolidated:

Net income attributable to Prudential Financial, Inc.	$1,077	$163	$1,774	$177

Results of Operations—Financial Services Businesses

2010 to 2009 Three Month Comparison. Income from continuing operations for the Financial Services Businesses increased $292 million, from $533 million in the second quarter of 2009 to $825 million in the second quarter of 2010. Results in the second quarter of 2010 include net pre-tax gains in our general account, as compared to net pre-tax losses in the second quarter of 2009, reflecting the impact of financial market conditions on our investment portfolio in each period. Also contributing to the increase in income was a favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with certain variable annuity products. This variance was largely driven by changes in our adjustment to the embedded derivative liabilities for market-perceived non-performance risk as applied to higher embedded derivative liabilities as of June 30, 2010. In addition, results in the current quarter include a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations. Partially offsetting these items was an unfavorable variance related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for our variable annuity products, largely reflecting less favorable equity market conditions in the current quarter. In addition, income in the current quarter reflects a decrease in other revenues, partially offset by a decrease in benefits and expenses, due to changes in value of recorded assets and liabilities that are expected to ultimately accrue to contractholders. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended June 30, 2010 of $1.70 per share of Common Stock increased from $1.20 per share of Common Stock for the three months ended June 30, 2009. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $10 million for the three months ended June 30, 2010, compared to $11 million for the three months ended June 30, 2009. As described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2010 to 2009 Six Month Comparison. Income from continuing operations for the Financial Services Businesses increased $824 million, from $513 million in the first six months of 2009 to $1,337 million in the first six months of 2010. Results in the first six months of 2010 include net pre-tax gains in our general account, as compared to net pre-tax losses in the first six months of 2009, reflecting the impact of financial market conditions on our investment portfolio in each period. In addition, results in the current period include a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations. Partially offsetting these items was an unfavorable variance related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for our variable annuity products, largely reflecting less favorable equity market conditions in the current period. In addition, income in the current period reflects a decrease in other revenues, partially offset by a decrease in benefits and expenses, due to changes in value of recorded assets and liabilities that are expected to ultimately accrue to contractholders. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the six months ended June 30, 2010 of $2.85 per share of Common Stock increased from $1.22 per share of Common Stock for the six months ended June 30, 2009. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $20 million for the six months ended June 30, 2010, compared to $22 million for the six months ended June 30, 2009.

Results of Operations—Closed Block Business

2010 to 2009 Three Month Comparison. Income (loss) from continuing operations for the Closed Block Business for the three months ended June 30, 2010, was income of $279 million, or $134.50 per share of Class B Stock, compared to a loss of $375 million, or $(193.00) per share of Class B Stock, for the three months ended June 30, 2009. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $10 million for the three months ended June 30, 2010, compared to $11 million for the three months ended June 30, 2009. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2010 to 2009 Six Month Comparison. Income (loss) from continuing operations for the Closed Block Business for the six months ended June 30, 2010, was income of $440 million, or $210.00 per share of Class B Stock, compared to a loss of $356 million, or $(189.00) per share of Class B Stock, for the six months ended June 30, 2009. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $20 million for the six months ended June 30, 2010, compared to $22 million for the six months ended June 30, 2009. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$1,783	$115	$2,656	$2,007
Benefits and expenses	1,497	(317)	2,110	1,558

Adjusted operating income	286	432	546	449
Realized investment gains (losses), net, and related adjustments(1)	42	4	67	(18)
Related charges(1)(2)	(36)	(25)	(72)	(32)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$292	$411	$541	$399

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income decreased $146 million, from $432 million in the second quarter of 2009 to $286 million in the second quarter of 2010. The decrease in adjusted operating income was driven by increases in reserves for guaranteed minimum death and income benefits and increases in amortization of deferred policy acquisition and other costs, reflecting updates to the estimated profitability of the business primarily driven by the market conditions that existed in the respective periods. Partially offsetting the decrease in adjusted operating income were favorable variances from the mark-to-market of embedded derivatives and related hedge positions associated with living benefit features, including changes in the market-perceived risk of our own non-performance, and the mark-to-market on derivative positions associated with our capital hedging program. An increase in fee income, driven by higher average variable annuity asset balances invested in separate accounts, also served to partially offset the decrease in adjusted operating income. A further discussion of each of these items is included below.

As shown in the following table, adjusted operating income for the second quarter of 2010 included $284 million of charges related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $416 million of benefits included in the second quarter of 2009, resulting in a $700 million unfavorable variance. This variance is discussed in more detail below.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$(88)	$(172)	$(260)	$95	$233	$328
Quarterly adjustment for current period experience and other updates	0	(24)	(24)	47	41	88

Total	$(88)	$(196)	$(284)	$142	$274	$416

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition costs, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

The $260 million of charges in the second quarter of 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The actual rate of return on annuity account values for the second quarter of 2010 was (5.2)% compared to our expected rate of return of 1.9%. The lower than expected market returns decreased our estimates of total gross profits and increased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return for the second quarter of 2010, for some contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The decrease in our estimate of total gross profits and increase in our estimate of future expected claims costs results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the higher rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods.

The $328 million benefit in the second quarter of 2009 is attributable to a similar but opposite impact on gross profits of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during that period. The actual rate of return on annuity account values for the second quarter of 2009 was 12.7% compared to our previously expected rate of return of 2.6%.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 8.7% per annum as of June 30, 2010. Beginning in the fourth quarter of 2008 and continuing through the second quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.7% at the end of the second quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned future projected four year return of 8.7%, but less than the maximum future rate of return of 9.7%, may still result in increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The $24 million charge in the second quarter of 2010 and the $88 million benefit in the second quarter of 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the second quarter of 2010 primarily reflects a reserve increase driven by lower than expected lapses and higher than expected actual contract guarantee claim costs and also includes the establishment of an unearned revenue reserve for contracts with the guaranteed minimum income benefit feature that annuitized in prior periods. The experience true-up adjustments for deferred policy acquisition and other costs in the second quarter of 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the net benefit in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features excluding the adjustment for non-performance risk as discussed below, and better than expected lapses. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the second quarter of

2009 primarily reflects higher than expected fee income as well as lower than expected actual contract guarantee claims costs.

Partially offsetting the decrease in adjusted operating income driven by the quarterly market performance adjustments and quarterly adjustments for current period experience, as discussed above, was a $417 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, including changes in the market-perceived risk of our own non-performance, and net of related amortization of deferred policy acquisition and other costs, and a $57 million favorable variance in the mark-to-market on derivative positions associated with our capital hedging program. As shown in the following table, the net favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features reflects a gross benefit of $960 million partially offset by related amortization of deferred policy acquisition and other costs of $598 million in the second quarter of 2010 compared to a gross charge of $474 million partially offset by a benefit in related amortization of deferred policy acquisition and other costs of $419 million in the second quarter of 2009.

	Three Months Ended June 30,
	2010	2009
	(in millions)
Decrease/(increase) in the fair value of the embedded derivative liabilities	$(2,083)	$1,697
Change in fair value of hedge positions	2,031	(1,511)

Subtotal	(52)	186

Decrease/(increase) in the embedded derivative liabilities resulting from updates to inputs used in the valuation of the liability	1,012	(660)

Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions	$960	$(474)

Related benefit/(charge) to amortization of DAC and other costs	$(598)	$419

As shown above, results for both periods include the impact of updates to the inputs used in the valuation of the embedded derivative liabilities. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of our insurance subsidiaries, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market-perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The second quarter of 2010 includes a $1,012 million benefit related to this update primarily resulting from an increase in the fair value of embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments resulting from adverse changes in capital markets and a decrease in policyholders’ account balances due to unfavorable market conditions, as well as an increase in the additional spread over LIBOR, reflecting general credit spread widening. The second quarter of 2009 included an increase in the embedded derivative liability of $660 million related to this update resulting from an overall lower level of embedded derivative liabilities, resulting from the impact of improved market conditions as well as a decrease in the additional spread over LIBOR.

Excluding the updates of the inputs used in the valuation of the embedded derivatives as discussed above, the hedging activities resulted in a $52 million gross charge in the second quarter of 2010 compared to a $186 million gross benefit in the second quarter of 2009. Variances for both periods are primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see Note 13 to the Unaudited Interim

Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in their original pricing, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. Together with certain product design elements, our hedging program is designed to limit our exposure to the equity market, interest rate, and market volatility risk inherent in the living benefit features of certain variable annuity products, as part of our overall risk management strategy. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges, which primarily consisted of equity-based total return swaps, as well as interest rate derivatives, were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of our Financial Services Businesses as a whole, under stress scenarios. Due to the broader focus of the new program, the results of the hedges under that program will be reported within Corporate and Other operations beginning in the third quarter of 2010. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries” for a further discussion. Unfavorable market conditions during the second quarter of 2010 generally resulted in a decline in our capital position, which was partially offset by $55 million of mark-to-market gains on the capital hedges primarily on these equity-based total return swaps. The second quarter of 2009 included $2 million of mark-to-market losses on the capital hedges.

Excluding the impact of adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, and the impact of the mark-to-market of embedded derivatives associated with our living benefit features, and hedging positions, discussed above, adjusted operating income increased $80 million from the second quarter of 2009 to the second quarter of 2010. This increase is driven by an increase in fee income, resulting from higher average variable annuity asset balances invested in separate accounts. The increase in average separate account assets was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts between the second quarter of 2009 and the second quarter of 2010. The net transfer of balances from the general account to the separate accounts relates to both transfers from a customer elected dollar cost averaging program of approximately $1.7 billion and approximately $1.3 billion of net transfers primarily from the automatic rebalancing element, also referred to as an asset transfer feature, in some of our optional living benefit features, which, as part of the overall product design, transferred balances out of the general account to the separate accounts from July 1, 2009 through June 30, 2010 due to overall market improvements.

2010 to 2009 Six Month Comparison. Adjusted operating income increased $97 million, from $449 million in the first six months of 2009 to $546 million in the first six months of 2010. The increase in adjusted operating income is driven by an increase in fee income, driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account assets was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts between the second quarter of 2009 and the second quarter of 2010. The transfer of balances from the general account relates to both transfers from a customer elected dollar cost averaging program of approximately $1.7 billion and approximately $1.3 billon of net transfers primarily from the automatic rebalancing element, also referred to as an asset transfer feature, in some of our optional living benefit features, which, as part of the overall product design, transferred balances out of the general account to the separate accounts from July 1, 2009 through June 30, 2010 due to market improvements. In addition, results for the first six months of 2010 include a net benefit of $25 million from refinements based on review and settlement of reinsurance contracts related to acquired business.

Also contributing to the increase in adjusted operating income was a $226 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, including changes in the market-perceived risk of our non-performance, and net of related amortization of deferred policy acquisition and other costs. As shown in the following table, the net favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features reflects a gross benefit of $1,128 million partially offset by related amortization of deferred policy acquisition and other costs of $696 million for the first six months of 2010 compared to a gross benefit of $844 million partially offset by related amortization of deferred policy acquisition and other costs of $638 million in the first six months of 2009.

	Six Months Ended June 30,
	2010	2009
	(in millions)
Decrease/(increase) in the fair value of the embedded derivative liabilities	$(1,853)	$1,788
Change in fair value of hedge positions	1,917	(1,595)

Subtotal	64	193

Decrease in the embedded derivative liabilities resulting from updates to inputs used in the valuation of the liability	1,064	651

Net benefit in the mark-to-market of embedded derivatives and related hedge positions	$1,128	$844

Related (charge) to amortization of DAC and other costs	$(696)	$(638)

As shown above, results for both periods included the impact of updates to the inputs used in the valuation of the embedded derivative liabilities. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of our insurance subsidiaries, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market-perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The first six months of 2010 includes a $1,064 million benefit related to this update primarily driven by an increase in the fair value of the embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments resulting from adverse changes in capital markets and a decrease in policyholders’ account balances due to unfavorable markets, as well as an increase in the additional spread over LIBOR, reflecting general spread widening. The decrease in the embedded derivative liability of $651 million for the first six months of 2009 included a $559 million benefit from an increase in the market-perceived risk of our non-performance and a $92 million benefit driven by an update of the equity volatility assumption to better match the actual equity indices referenced.

Excluding the updates of the inputs used in the valuation of the embedded derivatives as discussed above, the hedging activities resulted in a $64 million gross benefit in the first six months of 2010, compared to a $193 million gross benefit in the first six months of 2009. Variances for both periods are primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy. Due to the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period and size of the account values hedged. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see Note 13 to the Unaudited Interim Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

Partially offsetting the increase in adjusted operating income was a $299 million unfavorable variance related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. As shown in the following table, adjusted operating income for the first six months of 2010 included $210 million of charges related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $89 million of benefits included in the first six months of 2009. This variance is discussed in more detail below.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$(74)	$(143)	$(217)	$(42)	$66	$24
Quarterly adjustment for current period experience and other updates	7	0	7	72	(7)	65

Total	$(67)	$(143)	$(210)	$30	$59	$89

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition costs, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

The $217 million of charges for the first six months of 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The actual rates of return on annuity account values was 3.4% for the first quarter of 2010 and (5.2)% for the second quarter of 2010 compared to our expected rates of return of 2.0% for the first quarter of 2010 and 1.9% for the second quarter of 2010. The overall lower than expected market returns for the first six months of 2010 decreased our estimates of total gross profits and increased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return for the first and second quarters of 2010, for some contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach. The decrease in our estimate of total gross profits and increase in our estimate of future expected claims costs results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the higher rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods.

The $24 million of benefits in the first six months of 2009 is attributable to a similar but opposite impact on gross profits of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. Included within the $42 million increase in amortization of deferred policy acquisition and other costs is a $73 million charge to amortize the remaining balance of valuation of business acquired, or VOBA, related to the variable annuity contracts acquired from The Allstate Corporation, or Allstate, in the second quarter of 2006. The additional charge was required in the first quarter of 2009, as the declines in estimated future gross profits related to market performance caused the present value of estimated gross profits for these contracts to fall below zero. Since the VOBA balance was completely amortized for these contracts, it cannot be reestablished for market value appreciation in subsequent periods. Excluding this Allstate block of business, market value appreciation in the first six months of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the annuity account values used in estimating gross profits for future periods. The increase in our estimate of total gross profits resulted in a lower required rate of amortization, which was applied to all prior periods’ gross profits.

The $7 million benefit for the first six months of 2010 and the $65 million benefit for the first six months of 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs for the first six months of 2010 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the net benefit in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The experience true-up adjustment for deferred policy acquisition and other costs for the first six months of 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from a net benefit in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and better than expected lapse experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products primarily reflects higher than expected actual contract guarantee claims costs in the first six months of 2009 due to lower than expected lapses, partially offset by higher than expected fee income.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $1,668 million, from $115 million in the second quarter of 2009 to $1,783 million in the second quarter of 2010. Policy charges and fees and asset management fees and other income increased $1,676 million, including a $1,434 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above, and a $57 million favorable variance in the mark-to-market on derivative positions associated with our capital hedging programs. Also contributing to the favorable variance was an increase in fee income of $189 million driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months relating to both a customer elected dollar cost averaging program and an automatic rebalancing element in some of our optional living benefit features. Partially offsetting these favorable variances was a decrease in net investment income of $35 million, reflecting lower average annuity account values in investments backed by our general account also resulting from these transfers.

2010 to 2009 Six Month Comparison. Revenues increased $649 million, from $2,007 million in the first six months of 2009 to $2,656 million in the first six months of 2010. Policy charges and fees and asset management fees and other income increased $687 million, including a $284 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, as discussed above. Also contributing to the favorable variance was an increase in fee income of $399 million driven by higher average variable annuity asset balances invested in separate accounts and includes a benefit in the first six months of 2010 from refinements based on review and settlement of reinsurance contracts related to acquired business as discussed above. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months relating to both a customer elected dollar cost averaging program and an automatic rebalancing element in some of our optional living benefit features. Partially offsetting the increase in revenues was a decrease in net investment income of $85 million, reflecting lower average annuity account values in investments backed by our general account also resulting from these transfers.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,814 million, from a benefit of $317 million in the second quarter of 2009 to a charge of $1,497 million in the second quarter of 2010. Absent the $1,017 million increase in the amortization of deferred policy acquisition and other costs due to the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features discussed above and the net $700 million impact related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, benefits and expenses increased $97 million. On this basis, general and administrative expenses, net of capitalization, increased $55 million primarily driven by higher distribution and asset management costs, reflecting higher average variable annuity asset balances invested in separate accounts and higher variable annuity sales. The amortization of deferred policy acquisition costs, on this basis, increased $28 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest expense also increased $12 million driven by higher intercompany borrowings to fund operating costs and new business sales. Also on this basis, lower interest credited to policyholders’ account balances driven by lower average annuity account values in investments backed by our general account was mostly offset by higher amortization of deferred sales inducements, reflecting the impact of higher gross profits primarily from fee income as mentioned above.

2010 to 2009 Six Month Comparison. Benefits and expenses increased $552 million, from $1,558 million in the first six months of 2009 to $2,110 million in the first six months of 2010. Absent the $58 million increase in the amortization of deferred policy acquisition and other costs due to the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features discussed above and the net $299 million impact related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, benefits and expenses increased $195 million. On this basis, general and administrative expenses, net of capitalization, increased $131 million primarily driven by higher distribution and asset management costs, reflecting higher average variable annuity asset balances invested in separate accounts and higher variable annuity sales. The amortization of deferred policy acquisition costs, on this basis, increased $39 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest expense also increased $23 million driven by higher intercompany borrowings to fund operating costs and new business sales. Also on this basis, lower interest credited to policyholders’ account balances driven by lower average annuity account values in investments backed by our general account was mostly offset by higher amortization of deferred sales inducements, reflecting the impact of higher gross profits primarily from fee income as mentioned above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Variable Annuities(1):
Beginning total account value	$85,379	$57,942	$80,519	$60,007
Sales	5,308	3,378	10,175	5,486
Surrenders and withdrawals	(1,714)	(1,315)	(3,384)	(2,758)

Net sales	3,594	2,063	6,791	2,728
Benefit Payments	(203)	(236)	(469)	(492)

Net flows	3,391	1,827	6,322	2,236
Change in market value, interest credited and other activity(2)	(4,784)	5,566	(2,496)	3,297
Policy charges	(393)	(236)	(752)	(441)

Ending total account value(3)	$83,593	$65,099	$83,593	$65,099

Fixed Annuities:
Beginning total account value	$3,739	$3,263	$3,452	$3,295
Sales	32	41	62	96
Surrenders and withdrawals	(78)	(75)	(126)	(152)

Net redemptions	(46)	(34)	(64)	(56)
Benefit Payments	(80)	(37)	(137)	(80)

Net flows	(126)	(71)	(201)	(136)
Interest credited and other activity(2)	153	30	516	63
Policy charges	0	(1)	(1)	(1)

Ending total account value	$3,766	$3,221	$3,766	$3,221

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	Includes cumulative reclassification of $267 million for the six months ended June 30, 2010 from variable annuity to fixed annuity account values to conform presentation of certain contracts in annuitization status.
(3)	As of June 30, 2010, variable annuity account values are invested in equity funds ($42 billion or 50%), bond funds ($20 billion or 24%), market value adjusted or fixed rate options ($11 billion or 13%), and other ($11 billion or 13%).

2010 to 2009 Three Month Comparison. Total account values for fixed and variable annuities amounted to $87.4 billion as of June 30, 2010, a decrease of $1.8 billion from March 31, 2010 primarily driven by decreases in the market value of customers’ variable annuities due to unfavorable equity markets in the second quarter of 2010 partially offset by positive variable annuity net flows. Total account values as of June 30, 2010 increased $19.0 billion from June 30, 2009, primarily due to increases in the market value of customers’ variable annuities due to equity market improvements and positive variable annuity net flows over the twelve months ended June 30, 2010. Individual variable annuity gross sales momentum continued in the second quarter of 2010 as sales increased by $1.9 billion, from $3.4 billion in the second quarter of 2009 to $5.3 billion in the second quarter of 2010. The increase reflects our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value as well as the further expansion of our distribution networks. Additionally, we have benefited from some of our competitors implementing product modifications to increase pricing and scale back product features due to market disruptions in late 2008 and the first half of 2009. We remain competitively positioned relative to our competitors and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-offered optional living benefit features include the automatic rebalancing element described below. Individual variable annuity surrenders and withdrawals increased by $0.4 billion, from $1.3 billion in the second quarter of 2009 to $1.7 billion in the second quarter of 2010, reflecting the overall impact of higher account values in the current period due to market appreciation over the past twelve months.

2010 to 2009 Six Month Comparison. Total account values for fixed and variable annuities amounted to $87.4 billion as of June 30, 2010 an increase of $3.4 billion from December 31, 2009. The increase was driven by positive variable annuity net flows partially offset by decreases in the market value of customers’ variable annuities due to unfavorable equity markets for the six months ended June 30, 2010. Total account values as of June 30, 2010 increased $19.0 billion from June 30, 2009, primarily due to increases in the market value of customers’ variable annuities due to equity market improvements and positive variable annuity net flows over the twelve month period ended June 30, 2010. Individual variable annuity gross sales momentum continued in the first six months of 2010 as sales increased by $4.7 billion, from $5.5 billion in the first six months of 2009 to $10.2 billion in the first six months of 2010. The increase reflects our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value as well as the further expansion of our distribution networks. Additionally, we have benefited from some of our competitors implementing product modifications to increase pricing and scale back product features due to market disruptions in late 2008 and the first half of 2009. We remain competitively positioned relative to our competitors and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-offered optional living benefit features include the automatic rebalancing element described below. Individual variable annuity surrenders and withdrawals increased by $0.6 billion, from $2.8 billion in the first six months of 2009 to $3.4 billion in the first six months of 2010, reflecting the overall impact of higher account values in the current period due to market appreciation over the past twelve months.

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

The automatic rebalancing element, also referred to as an asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, the general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on contractholders’ total account value. In general, negative investment performance may result in transfers to either the general account or separate account bond portfolio, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our latest offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element.

Variable annuity account values with living benefit features were $58.2 billion, $52.5 billion and $38.7 billion as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively. The following table sets forth the account values of our variable annuities with living benefit features and the net amount at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	June 30, 2010		December 31, 2009		June 30, 2009
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element(1)	$42,166	$2,200	$34,901	$1,061	$22,935	$1,250
No automatic rebalancing element	16,068	3,384	17,570	2,785	15,761	4,286

Total variable annuity account values with living benefit features	$58,234	$5,584	$52,471	$3,846	$38,696	$5,536

(1)	As of June 30, 2010, December 31, 2009 and June 30, 2009 asset values that have rebalanced to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 26% or $10.8 billion of the $42.1 billion total account value, 23% or $8.2 billion of the $34.9 billion total account value, and 51% or $11.8 billion of the $22.9 billion total account value, respectively.

The increase in account values which included an automatic rebalancing element from December 31, 2009 to June 30, 2010, reflects sales of our latest product offerings which include this feature, partially offset by the impact on account values of unfavorable equity markets for the first six months of 2010. The increase in account values which included an automatic rebalancing element from June 30, 2009 to June 30, 2010, reflects sales of our latest product offerings which include this feature and the impact on account values of favorable equity markets for the twelve months ended June 30, 2010. As of June 30, 2010, approximately 72% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 67% and 59% as of December 31, 2009 and June 30, 2009, respectively.

Unfavorable market conditions for the first six months of 2010 drove the increase in total net amount at risk from December 31, 2009 to June 30, 2010. As of June 30, 2010, approximately 39% of the net amount at risk associated with variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 28% and 23% as of December 31, 2009 and June 30, 2009, respectively.

Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. All of the $58.2 billion, $52.5 billion and $38.7 billion of variable annuity account values with living benefit features as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively, also contain guaranteed minimum death benefits. An additional $22.3 billion, $24.4 billion and $22.8 billion of variable annuity account values, respectively, contain guaranteed minimum death benefits, but no living benefit features. Certain account values with guaranteed minimum death benefits are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. The following table sets forth the account values of our variable annuities with guaranteed minimum death benefits and the net amount at risk of the guaranteed minimum death benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	June 30, 2010		December 31, 2009		June 30, 2009
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element	$42,166	$1,342	$34,901	$800	$22,935	$1,328
No automatic rebalancing element	38,355	8,552	41,975	7,798	38,547	12,248

Total variable annuity account values with death benefit features	$80,521	$9,894	$76,876	$8,598	$61,482	$13,576

As of June 30, 2010, approximately 52% of variable annuity account values with guaranteed minimum death benefits were affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element as part of the living benefit feature design, compared to 45% and 37% as of December 31, 2009 and June 30, 2009, respectively. As of June 30, 2010, approximately 14% of the net amount at risk associated with variable annuity account values with guaranteed minimum death benefits was affected by an automatic rebalancing element in the product design, compared to 9% and 10% as of December 31, 2009 and June 30, 2009, respectively.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$1,376	$1,230	$2,508	$2,438
Benefits and expenses	1,234	1,131	2,195	2,180

Adjusted operating income	142	99	313	258
Realized investment gains (losses), net, and related adjustments(1)	251	(401)	401	(719)
Related charges(2)	(1)	5	(4)	6
Investment gains on trading account assets supporting insurance liabilities, net(3)	186	575	382	772
Change in experience-rated contractholder liabilities due to asset value changes(4)	(251)	(236)	(515)	(333)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$327	$42	$577	$(16)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $43 million, from $99 million in the second quarter of 2009 to $142 million in the second quarter of 2010, reflecting an increase in adjusted operating income for our full service business of $30 million and an increase in adjusted operating income for our institutional investment products business of $13 million.

The increase in our full service business was primarily driven by higher asset based fees and improved net investment spread results. Higher asset based fees were driven by an increase in average full service fee-based retirement account values resulting from market appreciation and positive net additions over the past twelve months. Improved net investment spread results for the full service business were driven by the impact of lower crediting rates on general account liabilities, resulting from rate resets in the third quarter of 2009 and first quarter of 2010. Our ability to maintain current net spreads, which are impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing, and the minimum guaranteed crediting rates on our general account stable value products, may affect net investment spread results in future periods. Also contributing to the increase in adjusted operating income for the full service business was a $17 million favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, reflecting a benefit of $5 million in the second quarter of 2010 compared to a charge of $12 million in the second quarter of 2009. The benefit in the second quarter of 2010 was primarily driven by an increase in the adjustment to reflect our market-perceived non-performance risk in the valuation of the embedded derivatives associated with the guaranteed minimum withdrawal benefits resulting from unfavorable market conditions, as well as an increase in the additional spread over LIBOR. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of our insurance subsidiaries, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liability to reflect an increase in the market-perceived risk of our non-performance, thereby reducing the value of the liability. The charge in the second quarter of 2009 was primarily driven by a decrease in the adjustment to reflect our market-perceived non-performance risk in the valuation of these embedded derivatives resulting from improved market conditions, as well as a decrease in the additional spread over LIBOR. The corresponding increase in gross profits resulting from the $17 million favorable variance in the mark-to-market on embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits led to an offsetting increase in the amortization of deferred policy acquisition costs of $5 million.

The increase in our institutional investment products business primarily reflects improved net investment spread results driven by increased income from equity method investments and net settlements on interest rate swaps used to manage the duration of the investment portfolio. Increased income from equity method investments was driven by mark-to-market losses on certain fixed income investment-related joint ventures in the second quarter of 2009. The increase in net swap settlements resulted from the generally favorable impact of lower interest rates on the swaps used to manage the duration of the investment portfolio. Future net investment spread results could be impacted if interest rates or the notional amounts of these swaps change. Partially offsetting this increase in net investment spread results was the impact of a lower base of invested assets in our general account reflecting scheduled withdrawals of our guaranteed investment products. Net investment spread results in future periods may be negatively impacted if we are unable to replace scheduled maturities of guaranteed investment products with new additions. For further discussion of our sales, see “—Sales Results and Account Values.” Partially offsetting the increase in the institutional investment products business was a less favorable benefit from reserve refinements, primarily due to a smaller benefit in the second quarter of 2010 related to updates of client census data on our group annuity blocks of business. Also serving to offset the increase in adjusted operating income was an unfavorable variance in the mark-to-market of equity investments required in certain of our separate account products.

2010 to 2009 Six Month Comparison. Adjusted operating income increased $55 million, from $258 million in the first six months of 2009 to $313 million in the first six months of 2010, reflecting an increase in adjusted operating income for our full service business of $48 million and an increase in adjusted operating income for our institutional investment products business of $7 million.

The increase in our full service business was primarily related to higher asset based fees driven by an increase in average full service fee-based retirement account values primarily resulting from market appreciation and positive net additions over the past twelve months. Also contributing to the increase in the full service business were improved net investment spread results, driven by the impact of lower crediting rates on general account liabilities, resulting from rate resets in the third quarter of 2009 and first quarter of 2010. Our ability to maintain current net spreads, which are impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing, and the minimum guaranteed crediting rates on our general account stable value products, may affect net investment spread results in future periods.

The increase in our institutional investment products business primarily reflects improved net investment spread results primarily due to increased net settlements on interest rate swaps used to manage the duration of the investment portfolio and increased income from equity method investments. Increased income from equity method investments was driven by mark-to-market losses on certain fixed income investment-related joint ventures in 2009. The increase in net swap settlements resulted from the generally favorable impact of lower interest rates on the swaps used to manage the duration of the investment portfolio and a higher notional amount of those swaps. As we continued to manage the duration gap between assets and liabilities within our risk management framework, the use of interest rate swaps to increase the duration of the investment portfolio grew in 2009 as the duration of the investment portfolio excluding the impact of swaps declined. The investment portfolio duration had generally declined throughout 2009 relative to the liabilities as a result of purchases of fixed income securities with shorter duration than the duration of our liabilities and higher levels of cash and short-term investments. Partially offsetting this increase in net investment spread results was the impact of a lower base of invested assets in our general account reflecting scheduled withdrawals of our guaranteed investment products. Net investment spread results in future periods may be negatively impacted if we are unable to replace scheduled maturities of guaranteed investment products with new additions. For further discussion of our sales, see “—Sales Results and Account Values.” Partially offsetting the increase in adjusted operating income in the institutional investment products business was a less favorable benefit from reserve refinements, primarily due to a smaller benefit in the first six months of 2010 related to updates of client census data on our group annuity blocks of business. Also serving to offset the increase in adjusted operating income was an unfavorable variance in the mark-to-market of equity investments required in certain of our separate account products.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $146 million, from $1,230 million in the second quarter of 2009 to $1,376 million in the second quarter of 2010. Premiums increased $103 million, driven by higher life-contingent structured settlement sales which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Also contributing to the increase in revenues was a $69 million increase in policy charges and fee income and asset management fees and other income, primarily relating to higher net settlements on interest rate swaps and an increase in asset based fees primarily from our full service business due to an increase in average full service fee-based retirement account values, driven by equity market appreciation and positive net additions over the past twelve months. Also included in the increase in policy charges and fee income and asset management fees and other income was a $17 million favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to the guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, also discussed above.

Partially offsetting these increases was a $26 million decrease in net investment income, primarily reflecting a smaller base of invested assets related to our general account guaranteed investment products due to scheduled maturities partially offset by an increase in income from equity method investments.

2010 to 2009 Six Month Comparison. Revenues increased $70 million, from $2,438 million in the first six months of 2009 to $2,508 million in the first six months of 2010. Policy charges and fee income and asset management fees and other income increased $106 million, primarily relating to higher net settlements on interest rate swaps and an increase in asset based fees primarily from our full service business due to an increase in average full service fee-based retirement account values, driven by equity market appreciation and positive net additions over the past twelve months. Premiums increased $54 million, driven by higher life-contingent structured settlement sales which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

Partially offsetting these increases was a $90 million decrease in net investment income, primarily reflecting a smaller base of invested assets related to our general account guaranteed investment products due to scheduled maturities, and lower portfolio yields, including lower interest rates on floating rate investments due to rate resets. Partially offsetting these declines were increases in net investment income from an increase in income on equity method investments.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $103 million, from $1,131 million in the second quarter of 2009 to $1,234 million in the second quarter of 2010. Policyholders’ benefits, including the change in policy reserves, increased $105 million, primarily reflecting an increase in change in policy reserves associated with the increase in premiums. Also contributing to the increase was a less favorable benefit from reserve refinements, as discussed above. Also, general and administrative expenses, net of capitalization, increased $20 million primarily driven by higher asset management costs due to an increase in average full service fee-based retirement account values as discussed above. The amortization of deferred policy acquisition costs also increased primarily due to the increase in gross profits related to the favorable variance in the mark-to-market of embedded derivatives and derivative hedge positions related to guaranteed minimum withdrawal benefits associated with certain defined contribution accounts. These increases were partially offset by a decrease in interest credited to policyholders’ account balances of $26 million, primarily reflecting a smaller base of invested assets related to our general account guaranteed investment products due to scheduled maturities and lower crediting rates on full service stable value product liabilities due to rate resets.

2010 to 2009 Six Month Comparison. Benefits and expenses increased $15 million, from $2,180 million in the first six months of 2009 to $2,195 million in the first six months of 2010. Policyholders’ benefits, including the change in policy reserves, increased $63 million, primarily reflecting an increase in change in policy reserves associated with the increase in premiums partially offset by a less favorable benefit from reserve refinements, as discussed above. Also, general and administrative expenses, net of capitalization, increased $26 million primarily driven by higher asset management costs due to an increase in average full service fee-based retirement account values as discussed above. These increases were partially offset by a decrease in interest credited to policyholders’ account balances of $63 million, primarily reflecting a smaller base of invested assets related to our general account guaranteed investment products due to scheduled maturities, lower crediting rates on floating rate guaranteed investment products, and lower crediting rates on full service stable value product liabilities due to rate resets. In addition, interest expense decreased $10 million reflecting lower interest rates and lower borrowings used to support investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Full Service(1):
Beginning total account value	$131,147	$102,159	$126,345	$99,738
Deposits and sales	4,037	3,890	9,642	14,379
Withdrawals and benefits	(3,751)	(3,803)	(8,251)	(8,034)
Change in market value, interest credited and interest income	(6,257)	8,704	(2,560)	4,867

Ending total account value	$125,176	$110,950	$125,176	$110,950

Net additions	$286	$87	$1,391	$6,345

Institutional Investment Products(2):
Beginning total account value	$52,768	$49,030	$51,908	$50,491
Additions(3)	3,692	2,343	5,568	2,970
Withdrawals and benefits(4)	(2,002)	(1,272)	(4,141)	(3,309)
Change in market value, interest credited and interest income	1,448	678	2,247	526
Other(5)	59	(1,304)	383	(1,203)

Ending total account value	$55,965	$49,475	$55,965	$49,475

Net additions (withdrawals)	$1,690	$1,071	$1,427	$(339)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.4 billion and $4.9 billion as of June 30, 2010 and June 30, 2009, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.5 billion and $4.9 billion as of June 30, 2010 and June 30, 2009, respectively. Ending total account value for the institutional investments products business also includes $1.5 billion as of both June 30, 2010 and June 30, 2009 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $1.3 billion and $1.9 billion as of June 30, 2010 and June 30, 2009, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(3)	Additions include $500 million for the three and six months ended June 30, 2009 representing transfers of externally managed client balances to accounts we manage. This addition is offset within Other, as there was no net impact on ending account values for this transfer.
(4)	Withdrawals and benefits includes $(34) million and $(445) million for the three and six months ended June 30, 2010, respectively, representing transfers of client balances from accounts we manage to externally managed accounts. These withdrawals are offset within Other, as there is no net impact on ending account values for these transfers.
(5)	Other includes transfers from (to) the Asset Management segment of $(3) million and $(46) million for the three and six months ended June 30, 2010, respectively. Other also includes $34 million and $445 million for the three and six months ended June 30, 2010, respectively, and $(500) million for both the three and six months ended June 30, 2009 representing transfers of client balances from/(to) accounts we manage to/(from) externally managed accounts. These transfers are offset within Additions or Withdrawals and benefits, as there is no net impact on ending account values for these transfers. Other for the three and six months ended June 30, 2009 also includes $1,500 million representing collateralized funding agreements issued to the FHLBNY and for the three and six months ended June 30, 2009 includes $(507) million and $(1,522) million, respectively, representing terminations of affiliated funding agreements utilizing proceeds from the issuances to the FHLBNY. Remaining amounts for all periods presented primarily represent changes in asset balances for externally managed accounts.

2010 to 2009 Three Month Comparison. Account values in our full service business amounted to $125.2 billion as of June 30, 2010, a decrease of $6.0 billion from March 31, 2010 primarily driven by a decrease in the market value of customer funds due to unfavorable equity markets in the second quarter of 2010. Account values in our full service business increased $14.2 billion from June 30, 2009 primarily driven by an increase in the market value of customer funds due to equity market appreciation and $3.8 billion of net additions for the twelve months ended June 30, 2010. Net additions increased $199 million, from $87 million in the second quarter of 2009 to $286 million in the second quarter of 2010, primarily reflecting lower participant withdrawals and higher participant contributions partially offset by lower new plan sales. Participant withdrawals in the second quarter of 2009 included $300 million of unvested employer contributions returned to a client as a result of the acquisition of the client by another institution. New plan sales in the second quarter of 2010 included two client sales over $100 million totaling $279 million compared to four client sales over $100 million in the second quarter of 2009, which totaled $601 million.

Account values in our institutional investment products business amounted to $56.0 billion as of June 30, 2010, an increase of $3.2 billion from March 31, 2010 and $6.5 billion from June 30, 2009. The increase in account values was primarily driven by additions of investment-only fee-based stable value products and increases in the market value of customer funds, primarily from interest credited on the general account and credit spread tightening in the fixed income markets. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals. Net additions increased $0.6 billion, from $1.1 billion in the second quarter of 2009 to $1.7 billion in the second quarter of 2010 primarily reflecting higher sales of investment-only, fee-based stable value products. In addition, sales of guaranteed investment products in the institutional and retail markets continue to be negatively impacted by capital markets conditions.

2010 to 2009 Six Month Comparison. Account values in our full service business amounted to $125.2 billion as of June 30, 2010, a decrease of $1.2 billion from December 31, 2009 primarily driven by a decrease in the market value of customer funds due to unfavorable equity markets partially offset by net additions. Account values in our full service business increased $14.2 billion from June 30, 2009 primarily driven by an increase in the market value of customer funds due to equity market appreciation and $3.8 billion of net additions for the twelve months ended June 30, 2010. Net additions decreased $4.9 billion, from $6.3 billion in the first six months of 2009 to $1.4 billion in the first six months of 2010, primarily reflecting lower new plan sales as the first six months of 2009 included significant large plan sales. New plan sales in the first six months of 2010 included seven client sales over $100 million totaling $1.1 billion compared to nine client sales over $100 million in the first six months of 2009, which totaled $5.8 billion.

Account values in our institutional investment products business amounted to $56.0 billion as of June 30, 2010, an increase of $4.1 billion from December 31, 2009 and $6.5 billion from June 30, 2009. The increase in account values was primarily driven by additions of investment-only fee-based stable value products and increases in the market value of customer funds, primarily from interest credited on the general account and credit spread tightening in the fixed income markets. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals. Net additions (withdrawals) increased $1.7 billion, from net withdrawals of $0.3 billion in the first six months of 2009 to net additions of $1.4 billion in the first six months of 2010 primarily reflecting higher sales of investment-only, fee-based stable value products. In addition, sales of guaranteed investment products in the institutional and retail markets continue to be negatively impacted by capital market conditions.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$494	$342	$873	$605
Expenses	370	309	666	573

Adjusted operating income	124	33	207	32
Realized investment gains (losses), net, and related adjustments(1)	15	(19)	18	(25)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	29	15	10	4

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$168	$29	$235	$11

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $91 million, from $33 million in the second quarter of 2009 to $124 million in the second quarter of 2010, primarily reflecting more favorable results from commercial mortgage and proprietary investing activities, as well as increased asset management fees.

Results from the segment’s commercial mortgage activities increased primarily driven by lower net credit and valuation-related charges of $49 million on interim loans, as well as other net gains, partially offset by lower net investment income on commercial mortgage holdings. As of June 30, 2010, the principal balance of interim loans outstanding totaled $1.5 billion, which excludes $45 million of commitments for future fundings that would need to be disbursed if the borrowers met the conditions for these fundings, as well as $87 million of commercial real estate held for sale related to foreclosed interim loans. As of June 30, 2010, these interim loans outstanding had a weighted average loan-to-value ratio of 109%, indicating that, in aggregate, the loan amount is greater than the collateral value. As of June 30, 2010, for those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value is $204 million. The interim loans had a weighted average debt service coverage ratio of 1.19 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $182 million as of June 30, 2010, reflecting a decline of $55 million from March 31, 2010 primarily driven by the realization of previously recognized losses on loan dispositions and foreclosures in the current quarter.

Also contributing to the increase in adjusted operating income was an increase in asset management fees of $57 million primarily from institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows. In addition, results of the segment’s proprietary investing activities increased $24 million, from a loss of $19 million in the second quarter of 2009 to income of $5 million in the second quarter of 2010, primarily due to improved results within proprietary investing real estate investments. Real estate proprietary investing results in the second quarter of 2009 reflect losses of $24 million, compared to income of $3 million in the second quarter of 2010, primarily reflecting the impact of declines in real estate values on co-investments and seed investments in the prior year quarter. These increases were partially offset by an increase in compensation expenses.

2010 to 2009 Six Month Comparison. Adjusted operating income increased $175 million, from $32 million in the first six months of 2009 to $207 million in the first six months of 2010. Results in the current period reflect an increase in asset management fees of $122 million primarily from retail and institutional customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Results of the segment’s proprietary investing activities increased $70 million, from a loss of $60 million in the first six months of 2009 to income of $10 million in the first six months of 2010, primarily due to improved results within proprietary investing real estate and fixed income investments. Real estate proprietary investing results in the first six months of 2009 reflect losses of $50 million, compared to income of $4 million in the first six months of 2010, primarily reflecting the impact of declines in real estate values on co-investments and seed investments in the prior year period. Results in the first six months of 2009 also reflect losses of $11 million in a fixed income fund, compared to zero in the first six months of 2010. The Asset Management segment redeemed its entire investment in the fixed income fund as of June 30, 2009. In addition, proprietary investing fixed income investment results in the first six months of 2009 included impairments of $10 million on collateralized debt obligations, which as of June 30, 2010, have an amortized cost of zero.

Also contributing to the increase in adjusted operating income was an increase in results from the segment’s commercial mortgage activities primarily driven by lower credit and valuation-related charges of $48 million on interim loans, as well as other net gains, partially offset by lower net investment income on commercial mortgage holdings. In addition, results in the first six months of 2010 reflect an increase in performance based incentive fees primarily related to an institutional real estate fund driven by a favorable impact from currency fluctuations in the fund. These increases were partially offset by an increase in compensation expenses and lower income related to securities lending activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$152	$126	$304	$245
Retail customers(1)	87	62	168	118
General account	72	66	143	130

Total asset management fees	311	254	615	493

Incentive fees	27	27	39	10
Transaction fees	1	9	7	12
Proprietary investing	10	(13)	20	(43)
Commercial mortgage(2)	36	(22)	24	(13)

Total incentive, transaction, proprietary investing and commercial mortgage revenues	74	1	90	(34)

Service, distribution and other revenues(3)	109	87	168	146

Total revenues	$494	$342	$873	$605

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $15 million and $16 million in the three months ended June 30, 2010 and 2009, respectively, and $31 million and $30 million in the six months ended June 30, 2010 and 2009, respectively.

	June 30,
	2010	2009
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$203.5	$163.5
Retail customers(2)	84.2	70.3
General account	196.6	175.6

Total	$484.3	$409.4

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30,
	2010	2009
	(in millions)
Co-Investments:
Real Estate	$350	$300
Fixed Income	23	2
Seed Investments:
Real Estate	208	166
Public Equity	76	55
Fixed Income	28	31
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	14	38
Real Estate secured by Fund Assets	240	338

Total	$939	$930

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $152 million, from $342 million in the second quarter of 2009 to $494 million in the second quarter of 2010. Asset management fees increased $57 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Commercial mortgage revenues increased $58 million primarily reflecting lower net credit and valuation-related charges on interim loans, as well as other net gains, partially offset by lower net investment income in the second quarter of 2010. Proprietary investing revenues increased $23 million reflecting improved results in proprietary investing real estate investments as discussed above. Also contributing to the increase were higher revenues in certain consolidated real estate funds, which were fully offset by higher expenses related to noncontrolling interest in these funds.

2010 to 2009 Six Month Comparison. Revenues increased $268 million, from $605 million in the first six months of 2009 to $873 million in the first six months of 2010. Asset management fees increased $122 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Proprietary investing revenues increased $63 million reflecting improved results in proprietary investing fixed income and real estate investments as discussed above. Commercial mortgage revenues increased $37 million primarily reflecting lower net credit and valuation-related charges on interim loans, as well as other net gains, partially offset by lower net investment income in the current period. In addition, incentive fees increased $29 million primarily related to an institutional real estate fund. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of June 30, 2010, $151 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $150 million as of December 31, 2009. Future incentive, transaction, proprietary investing and commercial mortgage revenues will be impacted by the level and diversification of our proprietary investments, the commercial real estate market, and other domestic and international market conditions.

Expenses

2010 to 2009 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $61 million, from $309 million in the second quarter of 2009 to $370 million in the second quarter of 2010, driven by increased compensation costs due to higher incentive compensation as a result of increased revenues. In addition, expenses related to revenues associated with certain consolidated real estate funds increased, as discussed above.

2010 to 2009 Six Month Comparison. Expenses increased $93 million, from $573 million in the first six months of 2009 to $666 million in the first six months of 2010, primarily driven by increased compensation costs due to higher incentive compensation as a result of increased revenues. In addition, expenses related to revenues associated with certain consolidated real estate funds increased, as discussed above.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$751	$703	$1,438	$1,383
Benefits and expenses	663	565	1,259	1,205

Adjusted operating income	88	138	179	178
Realized investment gains (losses), net, and related adjustments(1)	(81)	63	(102)	32

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$7	$201	$77	$210

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income decreased $50 million, from $138 million in the second quarter of 2009 to $88 million in the second quarter of 2010. The decrease in adjusted operating income reflects a $50 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves resulting from changes in our estimates of total gross profits, primarily from variable products. This charge largely reflects the impact of equity markets on separate account fund performance in the respective periods, partially offset by policyholder persistency which has returned to levels that are more consistent with expectations. The estimates of total gross profits are used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, discussed in more detail below. The decrease in adjusted operating income also reflects a decrease of $9 million from the impact of separate account fund liquidations associated with variable policy lapses and surrenders, as the second quarter of 2009 included gains of $9 million compared to no impact in the second quarter of 2010. Mortality experience across all products, net of reinsurance, which was more favorable compared to the second quarter of 2009, partially offset the decrease in adjusted operating income. In addition, asset based fees increased due to higher separate account asset balances reflecting the impact of equity markets over the past twelve months. Some of our older variable policies become eligible for reduced policy charges once they have been in force for a specified number of years with the reduction determined by the underlying fund value. In the second quarter of 2010, the reduction in policy charges resulted in an unfavorable variance to the prior year quarter, which partially offset the increase in asset based fees. Income in future periods will be further impacted as more contracts reach the eligibility criteria for reduced policy charges.

The table below reflects the impacts to the amortization of deferred policy acquisition costs and unearned revenue reserves from changes in our estimates of total gross profits.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Amortization of DAC(1)	Amortization of URR(2)	Total	Amortization of DAC(1)	Amortization of URR(2)	Total
	(in millions)
Separate account fund performance	$(54)	$22	$(32)	$44	$(14)	$30
Persistency	3	(1)	2	(10)	4	(6)
Mortality and other items	(21)	14	(7)	(28)	17	(11)

Total	$(72)	$35	$(37)	$6	$7	$13

(1)	Amounts reflect (increases) or decreases in the amortization of deferred policy acquisition costs, or DAC.
(2)	Amounts reflect increases or (decreases) in the amortization of unearned revenue reserves, or URR.

The net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, includes the impact of separate account fund performance on our estimate of future gross profits. The actual rate of return on separate account funds for the second quarter of 2010 was (7.4)% compared to our expected rate of return of 2.6%. The lower than expected market returns resulted in a decrease in total future gross profits by establishing a lower starting point for the fund balances used in estimating those profits in future periods. The decrease in our estimate of total gross profits results in a higher required rate of amortization of deferred policy acquisition costs, partially offset by a higher required rate of amortization of unearned revenue reserves. This resulted in a $32 million net expense in the second quarter of 2010. The second quarter of 2009 reflects a similar but opposite impact on gross profits as separate account fund performance was above expected levels, reflecting financial market conditions during the period. The actual rate of return on separate account funds for the second quarter of 2009 was 12.0% compared to our expected rate of return of 2.8% resulting in a $30 million net benefit. The previously expected separate account fund performance was based on our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. In addition, the net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves includes the impact of market performance on variable product policyholder persistency that results in differences between actual gross profits for the period and the previously estimated expected gross profits for the period. The second quarter of 2010 includes a $2 million benefit from lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, reflecting better than expected gross profits driven by policyholder persistency which returned to levels that are more consistent with expectations, compared to a $6 million expense in the second quarter of 2009, reflecting a similar but opposite impact from lower than expected policyholder persistency.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the second quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for most variable policies was greater than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term maximum future rate of return under the reversion to mean approach was 10.1% for the second quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments.

2010 to 2009 Six Month Comparison. Adjusted operating income increased $1 million, from $178 million in the first six months of 2009 to $179 million in the first six months of 2010. The increase in adjusted operating income reflects an increase in mortality experience across all products, net of reinsurance, which was less unfavorable compared to the prior year period. An increase in asset based fees due to higher separate account asset balances reflecting the impact of the favorable equity markets over the past twelve months also contributed slightly to the increase in adjusted operating income. As mentioned above, some of our older variable policies become eligible for reduced policy charges once they have been in force for a specified number of years with the reduction determined by the underlying fund value. In the first six months of 2010, this resulted in an unfavorable variance to the first six months of 2009, which partially offset the increase in asset based fees. The increases in adjusted operating income were partially offset by a $6 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves resulting from changes in our estimates of total gross profits primarily from variable products. This charge largely reflects the impact of equity markets on separate account fund performance in the respective periods, partially offset by the impact of policyholder persistency which in 2010 returned to levels that are more consistent with expectations, and is discussed in more detail below.

The table below reflects the impacts to the amortization of deferred policy acquisition costs and unearned revenue reserves from changes in our estimates of total gross profits.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Amortization of DAC(1)	Amortization of URR(2)	Total	Amortization of DAC(1)	Amortization of URR(2)	Total
	(in millions)
Separate account fund performance	$(42)	$19	$(23)	$20	$(4)	$16
Persistency	5	(2)	3	(48)	20	(28)
Mortality and other items	(9)	3	(6)	(16)	8	(8)

Total	$(46)	$20	$(26)	$(44)	$24	$(20)

(1)	Amounts reflect (increases) or decreases in the amortization of deferred policy acquisition costs, or DAC.
(2)	Amounts reflect increases or (decreases) in the amortization of unearned revenue reserves, or URR.

The net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, includes the impact of separate account fund performance on our estimate of future gross profits. The actual rate of return on separate account funds was 3.8% for the first quarter of 2010 and (7.4)% for the second quarter of 2010 compared to our expected rate of return of 2.6% for both the first quarter of 2010 and the second quarter of 2010. The overall lower than expected market returns for the first six months of 2010 resulted in a decrease in total future gross profits by establishing a lower starting point for the fund balances used in estimating those profits in future periods. The decrease in our estimate of total gross profits results in a higher required rate of amortization of deferred policy acquisition costs, partially offset by a higher required rate of amortization of unearned revenue reserves. This resulted in a $23 million net expense in the first six months of 2010. The first six months of 2009 reflects a similar but opposite impact on gross profits as separate account fund performance was above expected levels, reflecting financial market conditions during the period. The actual rate of return on separate account funds was (4.3)% for the first quarter of 2009 and 12.0% for the second quarter of 2009 compared to our expected rate of return of 2.8% for both the first quarter of 2009 and the second quarter of 2009 resulting in a $16 million net benefit. The previously expected separate account fund performance was based on our maximum future rate of return assumption under the reversion to the mean approach, as discussed above. In addition, the net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, includes the impact of market performance on variable product policyholder persistency that results in differences between actual gross profits for the period and the previously estimated expected gross profits for the period. The first six months of 2010 includes a $3 million benefit from lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, reflecting better than expected gross profits driven by policyholder persistency which returned to levels that are more consistent with expectations, compared to a $28 million expense in the first six months of 2009, reflecting a similar but opposite impact from lower than expected policyholder persistency.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $48 million, from $703 million in the second quarter of 2009 to $751 million in the second quarter of 2010. Premiums increased $7 million, primarily due to growth of our in force block of term insurance. Net investment income increased $23 million, due to higher asset balances primarily from growth in assets supporting term reserves and universal life account balances due to increased policyholder premiums and deposits. Policy charges and fees and asset management fees and other income increased $18 million driven by an increase in amortization of unearned revenue reserves reflecting the impact of unfavorable financial market conditions on separate account fund performance, which was partially offset by policyholder persistency, as discussed above.

2010 to 2009 Six Month Comparison. Revenues increased $55 million, from $1.383 billion in the first six months of 2009 to $1.438 billion in the first six months of 2010. Premiums increased $23 million, primarily due to growth of our in force block of term insurance. Net investment income increased $39 million, due to higher asset balances primarily from growth in universal life and variable policyholder account balances due to increased policyholder deposits as well as losses in the first six months of 2009 on an investment in real property separate account funds. Policy charges and fees and asset management fees and other income decreased $7 million driven by higher income in the first six months of 2009 due to retroactive policy charges collected on variable polices that converted to extended term. Also contributing to the decrease in policy charges and fees and asset management fees and other income was higher costs on net settlements of interest rate swaps associated with our floating rate debt due to lower interest rates in the first six months of 2010, offset by lower interest expense, as discussed below.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $98 million, from $565 million in the second quarter of 2009 to $663 million in the second quarter of 2010. Amortization of deferred policy acquisition costs increased $82 million primarily due to the impact of equity markets on separate account profitability that accelerated current period amortization due to a decrease in future projected profits and to a lesser extent current period profits. Policyholders’ benefits, including interest credited to policyholders increased $27 million due to growth in universal life and variable policyholder account balances, increases in policyholder reserves and expected claim costs associated with growth in our in force block of term and universal life business. Mortality experience was more favorable, relative to expected levels, compared to the prior year period.

2010 to 2009 Six Month Comparison. Benefits and expenses increased $54 million, from $1.205 billion in the first six months of 2009 to $1.259 billion in the first six months of 2010. Policyholders’ benefits, including interest credited to policyholders, increased $74 million due to growth in universal life and variable policyholder account balances, increases in policyholder reserves, and expected claim costs associated with growth in our in force block of term and universal life business. Mortality experience was less unfavorable, relative to expected levels, compared to the prior year period. Amortization of deferred policy acquisition costs increased $9 million primarily due to the impact of equity markets on separate account fund performance partially offset by policyholder persistency, as discussed above. Partially offsetting these items was a decrease in interest expense on floating rate debt of $26 million driven by a decline in interest rates on borrowings. This floating rate debt is swapped to a fixed rate using interest rate swaps, as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$5	$5	$10	$9
Universal Life	17	32	37	60
Term Life	39	61	82	113

Total	$61	$98	$129	$182

Annualized new business premiums by distribution channel(1):
Prudential Agents	$22	$24	$42	$46
Third party	39	74	87	136

Total	$61	$98	$129	$182

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2010 to 2009 Three Month Comparison. Sales of new life insurance, measured as described above, decreased $37 million, from $98 million in the second quarter of 2009 to $61 million in the second quarter of 2010. The decrease in sales is primarily due to a $22 million decrease in term life product sales and a $15 million decrease in sales of universal life products driven by lower third party distribution sales. Sales from the third party distribution channel were $35 million lower than the second quarter of 2009 due to lower sales of universal life products and sales of term life products, both of which were impacted by price increases implemented in 2009. Sales by Prudential Agents were $2 million lower than the second quarter of 2009 primarily due to lower sales of both universal life products and term life products. The number of Prudential Agents increased from 2,421 at June 30, 2009 to 2,480 at June 30, 2010.

2010 to 2009 Six Month Comparison. Sales of new life insurance, measured as described above, decreased $53 million, from $182 million in the first six months of 2009 to $129 million in the first six months of 2010. The decrease in sales is primarily due to a $31 million decrease in term life product sales and a $23 million decrease in sales of universal life products driven by lower third party distribution sales. Sales from the third party distribution channel were $49 million lower than the first six months of 2009 due to lower sales of universal life products and sales of term life products, both of which were impacted by price increases implemented in 2009. Sales by Prudential Agents were $4 million lower than the first six months of 2009 primarily due to lower sales of both universal life products and term life products.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions)
Cash value of surrenders	$172	$236	$342	$493

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.1%	5.0%	3.1%	5.1%

2010 to 2009 Three Month Comparison. The total cash value of surrenders decreased $64 million, from $236 million in the second quarter of 2009 to $172 million in the second quarter of 2010, as surrenders in the second quarter of 2010 returned to levels that are more consistent with expectations compared to the prior year. The second quarter of 2009 reflects a greater volume of surrenders, including lapses to extended term, of variable life insurance, due primarily to market conditions at the time and policyholders electing to surrender their policies rather than make premium payments or the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 5.0% in the second quarter of 2009 to 3.1% in the second quarter of 2010, driven by a decrease in the total cash value of surrenders as described above, as well as higher average account balances primarily driven by market appreciation over the past twelve months.

2010 to 2009 Six Month Comparison. The total cash value of surrenders decreased $151 million, from $493 million in the first six months of 2009 to $342 million in the first six months of 2010, as surrenders in the first six months of 2010 returned to levels that are more consistent with expectations compared to the prior year. The first six months of 2009 reflects a greater volume of surrenders, including lapses to extended term, of variable life insurance, due primarily to market conditions at the time and policyholders electing to surrender their policies rather than make premium payments or the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 5.1% in the first six months of 2009 to 3.1% in the first six months of 2010, driven by a decrease in the total cash value of surrenders as described above, as well as higher average account balances primarily driven by market appreciation over the past twelve months.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$1,316	$1,303	$2,627	$2,636
Benefits and expenses	1,284	1,198	2,542	2,438

Adjusted operating income	32	105	85	198
Realized investment gains (losses), net, and related adjustments(1)	33	(86)	38	(185)
Related charges(2)	0	(2)	0	(4)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$65	$17	$123	$9

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income decreased $73 million, from $105 million in the second quarter of 2009 to $32 million in the second quarter of 2010, reflecting less favorable underwriting results in 2010 primarily related to less favorable claims experience on group life non-retrospectively experience-rated business due to an increase in the number and severity of claims, as well as the lapse of certain business with favorable claims experience in the second quarter of 2009, reflecting the competitive market. In addition, underwriting results reflected less favorable claims experience in our group disability business in the second quarter of 2010. Also contributing to the decrease in adjusted operating income were higher operating expenses, including an unfavorable impact for refinement of a premium tax estimate and higher costs in our group disability business to support additional investment in disability operations.

2010 to 2009 Six Month Comparison. Adjusted operating income decreased $113 million, from $198 million in the first six months of 2009 to $85 million in the first six months of 2010, reflecting less favorable underwriting results in 2010 primarily related to less favorable claims experience on group life non-retrospectively experience-rated business due to an increase in the number and severity of claims, as well as the lapse of certain business with favorable claims experience in the first six months of 2009, reflecting the competitive market. In addition, underwriting results reflected less favorable claims experience in our group disability business in the first six months of 2010. Also contributing to the decrease in adjusted operating income were higher operating expenses primarily in our group disability business to support additional investment in disability operations and expansion into the group dental market, as well as an unfavorable impact for refinement of a premium tax estimate.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $13 million, from $1.303 billion in the second quarter of 2009 to $1.316 billion in the second quarter of 2010. Net investment income increased $16 million primarily due to growth in invested assets, partially offset by lower investment yields and lower other income from interest rate swaps, which matured in the current year. Group life premiums and policy charges and fee income, increased by $4 million, from $849 million in the second quarter of 2009 to $853 million in the second quarter of 2010. This increase primarily reflects an increase in premiums on non-retrospectively experience-rated contracts primarily due to growth in business, largely offset by a decrease in premiums on retrospectively experience-rated contracts. In addition, group disability premiums and policy charges and fee income, which include long-term care products, increased by $1 million, from $271 million in the second quarter of 2009 to $272 million in the second quarter of 2010. This increase primarily reflects growth of business in force resulting from continued strong persistency, largely offset by lower premiums associated with the assumption of existing liabilities from third parties.

2010 to 2009 Six Month Comparison. Revenues decreased by $9 million, from $2.636 billion in the first six months of 2009 to $2.627 billion in the first six months of 2010. Group life premiums and policy charges and fee income decreased by $12 million, from $1.706 billion in the first six months of 2009 to $1.694 billion in the first six months of 2010, reflecting a decrease in premiums and policy charges and fee income on retrospectively experience-rated contracts. This was partially offset by an increase in premiums on non-retrospectively experience-rated contracts primarily due to growth in business, partially offset by lower premiums associated with the assumption of existing liabilities from third parties. In addition, group disability premiums and policy charges and fee income, which include long-term care products, decreased by $8 million, from $561 million in the first six month of 2009 to $553 million in the first six months of 2010. This decrease primarily reflects lower premiums associated with the assumption of existing liabilities from third parties, mostly offset by growth of business in force resulting from continued strong persistency of 95% in the first six months of 2010 compared to 94% in the first six months of 2009.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Benefits ratio(1):
Group life	92.2%	87.3%	91.9%	87.6%
Group disability	93.0%	85.6%	89.7%	85.9%
Administrative operating expense ratio(2):
Group life	9.3%	8.7%	9.0%	8.8%
Group disability	23.4%	18.1%	22.4%	18.0%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $86 million, from $1.198 billion in the second quarter of 2009 to $1.284 billion in the second quarter of 2010. This increase reflects a $66 million increase in policyholders’ benefits, including the change in policy reserves, from $972 million in the second quarter of 2009 to $1.038 billion in the second quarter of 2010, reflecting greater benefits on both group life and group disability businesses resulting from less favorable claims experience. Also contributing to the increase in benefits and expenses were higher operating expenses, as discussed above.

The group life benefits ratio deteriorated 4.9 percentage points from the second quarter of 2009 to the second quarter of 2010, due to less favorable underwriting results reflecting less favorable claims experience on non-retrospectively experience-rated business, as well as the lapse of certain business with favorable claims experience in the second quarter of 2009, reflecting the competitive market. The group disability benefits ratio deteriorated 7.4 percentage points from the second quarter of 2009 to the second quarter of 2010 primarily due to less favorable long-term disability claims experience. The group life administrative operating expense ratio deteriorated 0.6 percentage points from the second quarter of 2009 to the second quarter of 2010 primarily due to an unfavorable impact for refinement of a premium tax estimate. The group disability administrative operating expense ratio deteriorated 5.3 percentage points from the second quarter of 2009 to the second quarter of 2010, primarily due to higher costs to support additional investment in disability operations and an unfavorable impact for refinement of a premium tax estimate, as well as lower premiums associated with the assumption of existing liabilities from third parties.

2010 to 2009 Six Month Comparison. Benefits and expenses increased by $104 million, from $2.438 billion in the first six months of 2009 to $2.542 billion in the first six months of 2010. This increase reflects a $76 million increase in policyholders’ benefits, including the change in policy reserves, from $1.976 billion in the first six months of 2009 to $2.052 billion in the first six months of 2010, reflecting greater benefits on both group life and group disability businesses from less favorable claims experience, partially offset by a decrease in the policyholder benefits associated with the assumption of existing liabilities from third parties, as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses, as discussed above.

The group life benefits ratio deteriorated 4.3 percentage points from the first six months of 2009 to the first six months of 2010, due to less favorable claims experience on non-retrospectively experience-rated business, as well as the lapse of certain business with favorable claims experience in the first six months of 2009, reflecting the competitive market. The group disability benefits ratio deteriorated 3.8 percentage points from the first six months of 2009 to the first six months of 2010, primarily due to less favorable long-term disability claims experience. The group life administrative operating expense ratio was relatively unchanged from the first six months of 2009 to the first six months of 2010. The group disability administrative operating expense ratio deteriorated 4.4 percentage points from the first six months of 2009 to the first six months of 2010, primarily due to higher costs to support additional investment in disability operations and expansion into the group dental market, lower premiums associated with the assumption of existing liabilities from third parties, as well as the unfavorable impact for the refinement of a premium tax estimate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Annualized new business premiums(1):
Group life	$23	$35	$280	$245
Group disability(2)	19	26	108	160

Total	$42	$61	$388	$405

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2010 to 2009 Three Month Comparison. Total annualized new business premiums decreased $19 million, from $61 million in the second quarter of 2009 to $42 million in the second quarter of 2010. Group life sales decreased $12 million driven primarily by lower large case sales to new customers. Group disability sales decreased $7 million primarily due to lower premiums associated with the assumption of existing liabilities from third parties during the second quarter of 2010, as well as a decrease in long-term care sales reflecting the wind down of a preferred provider arrangement.

2010 to 2009 Six Month Comparison. Total annualized new business premiums decreased $17 million, from $405 million in the first six months of 2009 to $388 million in the first six months of 2010. Group disability sales decreased $52 million primarily due to lower sales of large case disability products to existing customers and lower premiums associated with the assumption of existing liabilities from third parties, as well as a decrease in long-term care sales reflecting the wind down of a preferred provider arrangement. Group life sales increased $35 million driven primarily by increased large case sales to new customers, partially offset by lower premiums associated with the assumption of existing liabilities from third parties during the first six months of 2010.

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

During the first quarter of 2010, we discontinued our currency income hedging program associated with the International Investment segment’s businesses in Korea, a result of our signing of a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise our Korean asset management operations. As a result of the agreement, we have reflected results of our Korean asset management operations, including the impact of this program, as discontinued operations for all periods reported. This transaction closed on June 1, 2010.

The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of each segment as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$(10)	$0	$(24)	$(4)
International Investments	1	2	1	3

Total International Insurance and Investments Division	$(9)	$2	$(23)	$(1)

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedging of actual earnings as a result of projected earnings differing from actual earnings. The net impact of this program recorded within the Corporate and Other operations was a loss of $3 million and a gain of $3 million for the three months ended June 30, 2010 and 2009, respectively, and a loss of $8 million and a gain of $3 million for the six months ended June 30, 2010 and 2009, respectively.

The notional amounts of these forward currency contracts were $2.6 billion and $2.7 billion as of June 30, 2010 and December 31, 2009, respectively, of which $2.1 billion and $2.0 billion as of June 30, 2010 and December 31, 2009, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar interest income. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of June 30, 2010 and December 31, 2009, the notional amount of these investments was ¥426 billion, or $3.8 billion, and ¥430 billion, or $3.8 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yield generated by these investments was 2.6% for both the three and six months ended June 30, 2010 and 2.7% for both the three and six months ended June 30, 2009.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	June 30, 2010	December 31, 2009
	(in millions)
Cross-currency coupon swap agreements	$(45)	$(66)
Foreign exchange component of interest on dual currency investments	(86)	(100)

Total	$(131)	$(166)

The table below presents as of June 30, 2010, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Total Yen-denominated earnings subject to these investments	Weighted average forward exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2010	¥2.1	¥2.5	¥4.6	88.5
2011	3.4	3.9	7.3	85.3
2012	3.1	2.9	6.0	83.0
2013	2.9	2.5	5.4	81.6
2014-2034	30.4	51.1	81.5	79.2

Total	¥41.9	¥62.9	¥104.8	80.3

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $1.0 billion as of June 30, 2010. The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We continue to refine our current capital management framework, and as we further develop this framework, or as other events occur, we may alter this strategy. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our Japanese insurance operations we currently seek to hedge a portion of estimated available economic capital and other measures of value, including the amount attributable to the U.S. GAAP equity of our Japanese insurance operations, which totaled $5.6 billion as of June 30, 2010 excluding “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments. We hedge a portion of the estimated available economic capital in our Japanese insurance operations through a variety of instruments, including U.S. dollar denominated assets. These assets are financed with yen-denominated liabilities and equity held in our Japanese insurance operations. In addition, we may also hedge estimated available economic capital using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. In certain of our other foreign insurance operations, the U.S. GAAP equity exposure is mitigated by entering into forward currency contracts that generally qualify for hedge accounting treatment, and by holding U.S. dollar denominated investments. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

As of June 30, 2010, the aggregate amount of the instruments serving as hedges of our estimated available economic capital, which as noted above, is in excess of the U.S. GAAP equity of our Japanese insurance operations, amounted to $7.1 billion, an increase of $0.1 billion from the $7.0 billion hedged as of December 31, 2009. These instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.6 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $0.6 billion held in our Japanese insurance operations, as well as $0.8 billion of net yen-denominated liabilities held in our U.S. domiciled entities, including a portion that has been converted to yen using swaps. The effects of the yen-denominated liabilities are reported in Corporate and Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above, which when added to the $7.1 billion of instruments serving as an equity hedge of a portion of the estimated available economic capital, results in a total estimated available economic capital hedge of approximately $10.2 billion as of June 30, 2010. In addition, as discussed below, we have $9.0 billion of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese operations, which when added to the $10.2 billion of total estimated available economic capital hedge, results in total U.S. dollar instruments of approximately $19.2 billion as of June 30, 2010.

Available for sale investments under U.S. GAAP are carried at fair value with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income.” Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustments,” and can serve as an offset to the unrealized changes in fair value of the available for sale investments. For the portion of available for sale investments that support our Japanese insurance operations’ U.S. GAAP equity this offset creates a “natural equity hedge.” For those U.S. dollar denominated investments, including available for sale investments, that support the portion of estimated available economic capital above our U.S. GAAP equity there is no offsetting impact to equity. In addition, the impact of foreign currency exchange rate movements on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated Yen-denominated debt and other hedging instruments held in our U.S. domiciled entities and recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustments.”

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

In addition, as of June 30, 2010 and December 31, 2009, our international insurance operations also had $8.7 billion and $7.7 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. A portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year-over-year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including, for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 99 yen per U.S. dollar and Korean won at a rate of 1040 won per U.S. dollar. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,696	$1,539	$3,529	$3,181
Gibraltar Life	1,232	994	2,312	1,889

	2,928	2,533	5,841	5,070

Benefits and expenses:
Life Planner operations	1,405	1,224	2,911	2,572
Gibraltar Life	1,064	844	1,987	1,608

	2,469	2,068	4,898	4,180

Adjusted operating income:
Life Planner operations	291	315	618	609
Gibraltar Life	168	150	325	281

	459	465	943	890

Realized investment gains (losses), net, and related adjustments(1)	40	(320)	(243)	(777)
Related charges(2)	(3)	17	7	69
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(107)	111	(51)	59
Change in experience-rated contractholder liabilities due to asset value changes(4)	107	(111)	51	(59)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	1	1	1	3

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$497	$163	$708	$185

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

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

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income from Life Planner operations decreased $24 million, from $315 million in the second quarter of 2009 to $291 million in the second quarter of 2010, including a net favorable impact of $4 million from currency fluctuations. Excluding the impact of currency fluctuations and a benefit of $25 million recognized in the second quarter of 2009 from refinements related to the implementation of a new policy valuation system, adjusted operating income decreased $3 million, reflecting an increase in benefits and expenses driven largely by higher administrative expenses including costs to upgrade field support technology and less favorable mortality which more than offset the impact of continued growth of our Japanese Life Planner operation.

Gibraltar Life’s adjusted operating income increased $18 million, from $150 million in the second quarter of 2009 to $168 million in the second quarter of 2010, including a favorable impact of $5 million from currency fluctuations. Excluding the impact of currency fluctuations and net charges of $7 million recognized in the second quarter of 2009 from refinements related to the implementation of a new policy valuation system, adjusted operating income increased $6 million. Results for the second quarter of 2010 benefited from $7 million of earnings from the acquired former business of Yamato Life, as discussed above. Increased earnings due to growth in our multi-currency fixed annuity products were offset by lower contributions from equity method joint ventures and other non-coupon investments.

2010 to 2009 Six Month Comparison. Adjusted operating income from Life Planner operations increased $9 million, from $609 million in the first six months of 2009 to $618 million in the first six months of 2010, including a net favorable impact of $7 million from currency fluctuations. Excluding the impact of currency fluctuations and the benefit of $25 million recognized in the second quarter of 2009 from refinements related to the implementation of a new policy valuation system, adjusted operating income increased $27 million. This increase primarily reflects the continued growth of our Japanese Life Planner operation and more favorable mortality experience in the current year, partially offset by higher administrative expenses including costs to upgrade field support technology. The higher expenses were partially offset by the absence of a $4 million guaranty fund assessment recorded in the first quarter of 2009.

Gibraltar Life’s adjusted operating income increased $44 million, from $281 million in the first six months of 2009 to $325 million in the first six months of 2010, including a favorable impact of $11 million from currency fluctuations. Excluding the impact of currency fluctuations, net charges of $5 million recognized in the first quarter of 2009 from a guaranty fund assessment, and net charges of $7 million recognized in the second quarter of 2009 from refinements related to the implementation of a new policy valuation system, adjusted operating income increased $23 million. The increase in adjusted operating income benefited from $13 million of earnings from the acquired former business of Yamato Life, as discussed above. Increased earnings due to growth in our multi-currency fixed annuity products were partially offset by a lower contributions from equity method joint ventures and other non-coupon investments.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $395 million, from $2,533 million in the second quarter of 2009 to $2,928 million in the second quarter of 2010, including a net favorable impact of $148 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $247 million, from $2,591 million in the second quarter of 2009 to $2,838 million in the second quarter of 2010.

Revenues from our Life Planner operations increased $157 million, from $1,539 million in the second quarter of 2009 to $1,696 million in the second quarter of 2010, including a net favorable impact of $62 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $95 million, from $1,588 million in the second quarter of 2009 to $1,683 million in the second quarter of 2010. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $55 million, from $1,310 million in the second quarter of 2009 to $1,365 million in the second quarter of 2010. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $23 million, from $951 million in the second quarter of 2009 to $974 million in the second quarter of 2010, primarily reflecting growth of business in force, continued strong persistency, and a benefit recognized in the prior year quarter from the migration to a new policy valuation system discussed above. Net investment income also increased $28 million, from $262 million in the second quarter of 2009 to $290 million in the second quarter of 2010, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year quarter.

Revenues from Gibraltar Life increased $238 million, from $994 million in the second quarter of 2009 to $1,232 million in the second quarter of 2010, including a favorable impact of $86 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $152 million, from $1,003 million in the second quarter of 2009 to $1,155 million in the second quarter of 2010. This increase reflects a $153 million increase in premiums, from $702 million in the second quarter of 2009 to $855 million in the second quarter of 2010, as premiums benefited from $35 million of renewal premiums from the acquisition of Yamato, higher first year premiums of $55 million due to stronger sales of protection products, as well as $58 million in higher sales of single premium whole life in the current quarter. Also reflected in premiums is $16 million from additional face amounts of insurance issued pursuant to the final payment under a special dividend arrangement established as part of Gibraltar Life’s reorganization in 2001 for which the second quarter of 2009 includes no such benefit. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies.

2010 to 2009 Six Month Comparison. Revenues increased $771 million, from $5,070 million in the first six months of 2009 to $5,841 million in the first six months of 2010, including a net favorable impact of $269 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $502 million, from $5,142 million in the first six months of 2009 to $5,644 million in the first six months of 2010.

Revenues from our Life Planner operations increased $348 million, from $3,181 million in the first six months of 2009 to $3,529 million in the first six months of 2010, including a net favorable impact of $157 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $191 million, from $3,287 million in the first six months of 2009 to $3,478 million in the first six months of 2010. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $125 million, from $2,712 million in the first six months of 2009 to $2,837 million in the first six months of 2010. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $86 million, from $1,994 million in the first six months of 2009 to $2,080 million in the first six months of 2010, primarily reflecting growth of business in force, continued strong persistency, and a benefit recognized in the prior year from the migration to a new policy valuation system discussed above. Net investment income also increased $55 million, from $528 million in the first six months of 2009 to $583 million in the first six months of 2010, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year.

Revenues from Gibraltar Life increased $423 million, from $1,889 million in the first six months of 2009 to $2,312 million in the first six months of 2010, including a favorable impact of $112 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $311 million, from $1,855 million in the first six months of 2009 to $2,166 million in the first six months of 2010. This increase reflects a $290 million increase in premiums, from $1,268 million in the first six months of 2009 to

$1,558 million in the first six months of 2010, as premiums benefited from $73 million of renewal premiums from the acquisition of Yamato, higher first year premiums of $80 million due to stronger sales of protection products, as well as $85 million in higher sales of single premium whole life. Also reflected in premiums is $63 million from additional face amounts of insurance issued pursuant to the final payment under a special dividend arrangement established as part of Gibraltar Life’s reorganization in 2001 for which the first six months of 2009 includes no such benefit. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies.

Due to the long-term nature of many of the products we sell in Japan, we have historically sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended June 30, 2010 and 2009, we recognized gains of $9 million and $7 million, respectively, and for the six months ended June 30, 2010 and 2009, we recognized gains of $17 million and $13 million, respectively, in adjusted operating income related to these realized investment gains. As of June 30, 2010, $733 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 30 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and have recently resumed implementing these hedging strategies to lengthen the duration of our Japanese investment portfolio. As we continue to do so, the impact to our portfolio yields will depend on the then current interest rate environment.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $401 million, from $2,068 million in the second quarter of 2009 to $2,469 million in the second quarter of 2010, including a net unfavorable impact of $139 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $262 million, from $2,095 million in the second quarter of 2009 to $2,357 million in the second quarter of 2010.

Benefits and expenses of our Life Planner operations increased $181 million, from $1,224 million in the second quarter of 2009 to $1,405 million in the second quarter of 2010, including a net unfavorable impact of $58 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $123 million, from $1,263 million in the second quarter of 2009 to $1,386 million in the second quarter of 2010. Benefits and expenses of our Japanese Life Planner operation increased $75 million, from $871 million in the second quarter of 2009 to $946 million in the second quarter of 2010, primarily reflecting an increase in policyholder benefits due to changes in reserves, which was driven by the growth in business in force.

Gibraltar Life’s benefits and expenses increased $220 million, from $844 million in the second quarter of 2009 to $1,064 million in the second quarter of 2010, including an unfavorable impact of $81 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $139 million, from $832 million in the second quarter of 2009 to $971 million in the second quarter of 2010. This reflects an increase in policyholder benefits, including changes in reserves, of $117 million reflecting the effects of the special dividend arrangement discussed above, higher single premium whole life sales in the second quarter of 2010, and the acquisition of Yamato. The increase in benefits and expenses also reflects continued growth of our multi-currency fixed annuity product.

2010 to 2009 Six Month Comparison. Benefits and expenses increased $718 million, from $4,180 million in the first six months of 2009 to $4,898 million in the first six months of 2010, including a net unfavorable impact of $251 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $467 million, from $4,198 million in the first six months of 2009 to $4,665 million in the first six months of 2010.

Benefits and expenses of our Life Planner operations increased $339 million, from $2,572 million in the first six months of 2009 to $2,911 million in the first six months of 2010, including a net unfavorable impact of $150 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $189 million, from $2,660 million in the first six months of 2009 to $2,849 million in the first six months of 2010. Benefits and expenses of our Japanese Life Planner operation increased $127 million, from $1,868 million in the first six months of 2009 to $1,995 million in the first six months of 2010, primarily reflecting an increase in policyholder benefits due to changes in reserves, which was driven by the growth in business in force. Partially offsetting these increases were lower amortization of deferred policy acquisition costs reflecting unfavorable market conditions in the prior year. Included in general and administrative expenses for the Life Planner operations is $10 million of expenses, unchanged from the prior year, related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s benefits and expenses increased $379 million, from $1,608 million in the first six months of 2009 to $1,987 million in the first six months of 2010, including an unfavorable impact of $101 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $278 million, from $1,538 million in the first six months of 2009 to $1,816 million in the first six months of 2010. This reflects an increase in policyholder benefits, including changes in reserves, of $233 million reflecting the effects of the special dividend arrangement discussed above, higher single premium whole life sales in the first six months of 2010, and the acquisition of Yamato. The increase in benefits and expenses also reflects continued growth of our multi-currency fixed annuity product. Included in general and administrative expenses for Gibraltar Life is $10 million of expenses, an increase of $6 million from the prior year, related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

We continue to estimate that we will incur approximately $30 million of non-capitalizable costs in 2010 related to our on-going initiative in Japan to enhance our information processes and technology systems, as discussed above, which will impact both Gibraltar Life and our Japanese Life Planner operation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$198	$181	$446	$401
Gibraltar Life	222	147	384	260

Total	$420	$328	$830	$661

On a constant exchange rate basis:
Life Planner operations	$196	$186	$437	$415
Gibraltar Life	212	149	367	257

Total	$408	$335	$804	$672

2010 to 2009 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $73 million, from $335 million in the second quarter of 2009 to $408 million in the second quarter of 2010.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $10 million, primarily due to higher sales of whole life products in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $63 million, primarily due to higher sales of protection products in our bank distribution channels and sales related to a recently introduced cancer whole life product.

2010 to 2009 Six Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $132 million, from $672 million in the first six months of 2009 to $804 million in the first six months of 2010.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $22 million, primarily due to higher sales of whole and term life products in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $110 million, primarily due to higher sales of protection products in our bank distribution channels and sales related to a recently introduced cancer whole life product.

The number of Life Planners increased by 230, or 4%, from 6,375 as of June 30, 2009 to 6,605 as of June 30, 2010, driven by increases of 135 in Japan, 35 in Brazil, 33 in Korea, 23 in Poland, and 19 in Italy. Over the past twelve months, we transferred 82 Japanese Life Planners to Gibraltar, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Life Planners would have increased 5%, from June 30, 2009 to June 30, 2010. Prior to June 30, 2009, an additional 282 Japanese Life Planners were transferred to Gibraltar.

The number of Life Advisors decreased by 275, from 6,376 as of June 30, 2009 to 6,101 as of June 30, 2010, as new hires, including 27 Life Planners transferred to Gibraltar as Life Advisors over the last twelve months, were offset by resignations and terminations due in part to failure to meet minimum sales production standards. The remaining Life Planners transferred to Gibraltar, as discussed above, are not considered Life Advisors.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first six months of 2010 and 2009 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$91	$76	$172	$151
Expenses	72	65	141	133

Adjusted operating income	19	11	31	18
Realized investment gains (losses), net, and related adjustments(1)	4	0	1	(1)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(10)	(11)	(20)	(19)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$13	$0	$12	$(2)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

In February 2010, we signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise our Korean asset management operations. As a result, we have reflected results of our Korean asset management operations as discontinued operations for all periods presented. This transaction closed on June 1, 2010. We recorded an after-tax loss on the sale of $5 million, which is also reflected in discontinued operations.

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

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $8 million, from $11 million in the second quarter of 2009 to $19 million in the second quarter of 2010. The increase in adjusted operating income primarily reflects improved results from the segment’s global commodities business due to more favorable sales and trading results.

2010 to 2009 Six Month Comparison. Adjusted operating income increased $13 million, from $18 million in the first six months of 2009 to $31 million in the first six months of 2010. The increase in adjusted operating income primarily reflects improved results from the segment’s global commodities business due to more favorable sales and trading results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$(8)	$(7)	$(28)	$(16)
Capital debt interest expense	(137)	(123)	(272)	(236)
Pension income and employee benefits	52	53	97	100
Other corporate activities(1)	(101)	(94)	(186)	(131)

Total Corporate Operations	(194)	(171)	(389)	(283)
Real Estate and Relocation Services	10	3	3	(60)

Adjusted operating income	(184)	(168)	(386)	(343)

Realized investment gains (losses), net, and related adjustments(2)	(53)	(104)	16	123
Related charges(3)	1	0	1	0
Divested businesses(4)	(7)	(24)	(14)	(56)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(2)	9	(9)	29

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(245)	$(287)	$(392)	$(247)

(1)	Includes consolidating adjustments. Prior period amounts have been reclassified to provide a more meaningful presentation, with no change to “Total Corporate Operations.”
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude related charges which represent consolidating adjustments.
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

2010 to 2009 Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $16 million, from $168 million in the second quarter of 2009 to $184 million in the second quarter of 2010. The loss from corporate operations increased $23 million, from $171 million in the second quarter of 2009 to $194 million in the second quarter of 2010. Capital debt interest expense increased $14 million due to a greater level of capital debt, which includes the issuance in September 2009 of $500 million of exchangeable surplus notes, and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes beginning in the second quarter of 2009 as well as the deployment of additional corporate borrowings for capital purposes. Previously, the indicated retail note proceeds were used to support an asset portfolio within the Retirement segment for which the Company has employed a substitute funding source, as discussed in “—Liquidity and Capital Resources—Financing Activities.” Investment income, net of interest expense, excluding capital debt interest expense, decreased $1 million. Higher levels of short-term liquidity have been maintained throughout 2009 and into 2010 to provide additional flexibility to address our cash needs in view of changing financial market conditions. The need to hold higher levels of short-term liquidity, coupled with a portion of the proceeds from the sale at the end of 2009 of our minority joint venture interest in Wachovia Securities, will result in higher than historical levels of cash and short-term investments in Corporate and Other until such time as capital is deployed to our business segments or invested longer-term. Net investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase of substantially all of our convertible senior notes during 2009. Corporate Operations results were also impacted by the net change in our deferred compensation liabilities and the level of costs related to our retained obligations to certain policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practice remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

Results from corporate operations pension income and employee benefits decreased $1 million. The decrease reflects increases in employee benefits costs offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $3 million, from $77 million in the second quarter of 2009 to $80 million in the second quarter of 2010.

Adjusted operating income of our real estate and relocation services business increased $7 million, from $3 million in the second quarter of 2009 to $10 million in the second quarter of 2010. The increase in adjusted operating income reflects higher transaction volume and higher average sales prices, as well as lower operating expenses in 2010 compared to the prior year period.

2010 to 2009 Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $43 million, from $343 million in the first six months of 2009 to $386 million in the first six months of 2010. The loss from corporate operations increased $106 million, from $283 million in the first six months of 2009 to $389 million in the first six months of 2010. Capital debt interest expense increased $36 million due to a greater level of capital debt, which includes the issuance in September 2009 of $500 million of exchangeable surplus notes, and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes beginning in the second quarter of 2009, as discussed above, as well as the deployment of additional corporate borrowings for capital purposes. Investment income, net of interest expense, excluding capital debt interest expense, decreased $12 million. Higher levels of short-term liquidity have been maintained throughout 2009 and into 2010 to provide additional flexibility to address our cash needs in view of changing financial market conditions. The need to hold higher levels of short-term liquidity, coupled with a portion of the proceeds from the sale at the end of 2009 of our minority joint venture interest in Wachovia Securities, will result in higher than historical levels of cash and short-term investments in Corporate and Other until such time as capital is deployed to our business segments or invested longer-term. Net investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase of substantially all of our convertible senior notes during 2009. Also contributing to the greater loss from corporate operations in the first six months of 2010 are decreases in the results from other corporate activities, primarily reflecting less favorable results from corporate hedging activities compared to the prior year period. These decreases were partially offset by the net change in our deferred compensation liabilities and the level of costs related to our retained obligations to certain policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practice remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

Results from corporate operations pension income and employee benefits decreased $3 million. The decrease reflects increases in employee benefits costs offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $6 million, from $154 million in the first six months of 2009 to $160 million in the first six months of 2010.

Adjusted operating income of our real estate and relocation services business increased $63 million, from a loss of $60 million in the first six months of 2009 to income of $3 million in the first six months of 2010. The increase in adjusted operating income reflects higher transaction volume and higher average sales prices, as well as lower operating expenses in 2010 compared to the prior year period. In addition, results in the first six months of 2009 include our share of the earnings from equity method investments, which included goodwill impairments recorded in 2009 within these entities.

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

As of June 30, 2010, the Company did not recognize a cumulative earnings policyholder dividend obligation since actual cumulative earnings were below the expected cumulative earnings by $175 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1.476 billion at June 30, 2010, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
U.S. GAAP results:
Revenues	$2,018	$825	$3,810	$1,965
Benefits and expenses	1,614	1,411	3,147	2,521

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$404	$(586)	$663	$(556)

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2010 to 2009 Three Month Comparison. Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures increased $990 million, from a loss of $586 million in the second quarter of 2009 to income of $404 million in the second quarter of 2010. Results for 2010 include an increase of $1.278 billion in net realized investment gains (losses), from losses of $857 million in the second quarter of 2009 to gains of $421 million in the second quarter of 2010, primarily due to a net increase in the market value of derivatives used in duration management programs, as well as lower impairments and credit losses. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, increased $28 million, primarily due to an increase in income on joint ventures and limited partnership investments accounted for under the equity method, partially offset by lower portfolio yields. In addition, dividends paid and accrued to policyholders decreased $61 million primarily due to a decrease in the 2010 dividend scale. In the second quarter of 2010, the cumulative earnings policyholder dividend obligation was zero, and did not impact earnings in the quarter, while the second quarter of 2009 reflected a benefit of $299 million from the change in the cumulative earnings policyholder dividend obligation. As noted above, as of June 30, 2010 actual cumulative earnings are below the expected cumulative earnings by $175 million. There will be no cumulative earnings policyholder dividend obligation until this amount is recovered. Without the benefit of the cumulative earnings policyholder dividend obligation, Closed Block Business earnings could continue to be volatile primarily due to changes in investment results.

2010 to 2009 Six Month Comparison. Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures increased $1.219 billion, from a loss of $556 million in the first six months of 2009 to income of $663 million in the first six months of 2010. Results for 2010 include an increase of $1.987 billion in net realized investment gains (losses), from losses of $1.292 billion in the first six months of 2009 to gains of $695 million in the first six months of 2010, primarily due to a net increase in the market value of derivatives used in duration management programs, as well as lower impairments and credit losses. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, increased $39 million, primarily due to an increase in income on joint ventures and limited partnership investments accounted for under the equity method, partially offset by lower portfolio yields. In addition, dividends paid and accrued to policyholders decreased $125 million primarily due to a decrease in the 2010 dividend scale. In the first six months of 2010, the cumulative earnings policyholder dividend obligation was zero, and did not impact earnings in the period, while the first six months of 2009 reflected a benefit of $851 million from the change in the cumulative earnings policyholder dividend obligation.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $1.193 billion, from $825 million in the second quarter of 2009 to $2.018 billion in the second quarter of 2010, principally driven by the $1.278 billion increase in net realized investment gains (losses) and an increase of $28 million in net investment income, as discussed above. Partially offsetting these items was a decline in premiums, with a related decrease in changes in reserves, primarily due to a lower amount of dividends available for policyholders to purchase additional insurance, as a result of the 2010 dividend scale reduction, and to a lesser extent, the expected in force decline as policies terminate.

2010 to 2009 Six Month Comparison. Revenues increased $1.845 billion, from $1.965 billion in the first six months of 2009 to $3.810 billion in the first six months of 2010, principally driven by the $1.987 billion increase in net realized investment gains (losses) and an increase of $41 million in net investment income, as discussed above. Partially offsetting these items was a decline in premiums, with a related decrease in changes in reserves, primarily due to a lower amount of dividends available for policyholders to purchase additional insurance, as a result of the 2010 dividend scale reduction, and to a lesser extent, the expected in force decline as policies terminate.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $203 million, from $1.411 billion in the second quarter of 2009 to $1.614 billion in the second quarter of 2010, primarily due to a $299 million reduction in the cumulative earnings policyholder dividend obligation in the second quarter of 2009. In the second quarter of 2010, there was no change in benefits and expenses from the cumulative earnings policyholder dividend obligation since actual cumulative earnings were below expected cumulative earnings. This increase was partially offset by a decrease in dividends paid and accrued to policyholders of $61 million, primarily due to a decrease in the dividend scale. Policyholders’ benefits, including changes in reserves, decreased $71 million driven by a decline in premiums, as discussed above.

2010 to 2009 Six Month Comparison. Benefits and expenses increased $626 million, from $2.521 billion in the first six months of 2009 to $3.147 billion in the first six months of 2010, primarily due to an $851 million reduction in the cumulative earnings policyholder dividend obligation during the first six months of 2009. In the first six months of 2010, there was no change in benefits and expenses from the cumulative earnings policyholder dividend obligation since actual cumulative earnings were below expected cumulative earnings. This increase was partially offset by a decrease in dividends paid and accrued to policyholders of $125 million, primarily due to a decrease in the dividend scale. Policyholders’ benefits, including changes in reserves, decreased $143 million driven by a decline in premiums, as discussed above.

Income Taxes

Our income tax provision amounted to an income tax expense of $433 million in the second quarter of 2010 compared to a benefit of $163 million in the second quarter of 2009. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the second quarter of 2009 to the second quarter of 2010. In addition, the income tax benefit in the second quarter of 2009 included a reduction to the liability for unrecognized tax benefits and interest of $147 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 tax year, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates.

Our income tax provision amounted to an income tax expense of $786 million in the first six months of 2010 compared to a benefit of $165 million in the first six months of 2009. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first six months of 2009 to the first six months of 2010. In addition, the income tax benefit in the first six months of 2009 included a reduction to the liability for unrecognized tax benefits and interest of $151 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 tax year, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates. In addition, income tax expense for the first six months of 2010 includes a charge for the reduction of deferred tax assets in the amount of $94 million related to the Medicare Part D subsidy.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $0 million and $22 million for the three months ended June 30, 2010 and 2009, respectively, and $(2) million and $26 million for the six months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Financial Advisory	$(5)	$(15)	$(8)	$(40)
Commercial mortgage securitization operations	0	(9)	0	(13)
Other(1)	(2)	0	(6)	(3)

Total divested businesses excluded from adjusted operating income	$(7)	$(24)	$(14)	$(56)

(1)	Primarily includes Property and Casualty Insurance and Prudential Securities Capital Markets.

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

Results for the three months ended June 30, 2010 and 2009 include the recognition of net investment gains of $79 million and $686 million, respectively, and for the six months ended June 30, 2010 and 2009 include the recognition of net investment gains of $331 million and $831 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. In addition, results for the three months ended June 30, 2010 and 2009 include net investment gains of $46 million and losses of $79 million, respectively, and for the six months ended June 30, 2010 and 2009 include net investment gains of $86 million and losses of $117 million, respectively, related to changes in the fair value of derivatives that support these experience-rated products. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended June 30, 2010 and 2009 include increases of $144 million and $347 million, respectively, and for the six months ended June 30, 2010 and 2009 include increases of $464 million and $392 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Net investment gains net of the increase in contractholder liabilities due to these asset valuation changes resulted in net losses of $19 million and net gains of $260 million for the three months ended June 30, 2010 and 2009, respectively, and net losses of $47 million and net gains of $322 million for the six months ended June 30, 2010 and 2009, respectively. This primarily reflects timing differences between the recognition of the interest-rate related mark-to-market adjustments and the recognition of the recovery of these mark-to-market adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities. Decreases to these contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $10 million and $317 million as of June 30, 2010 and 2009, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $29 million and $21 million, for the three months ended June 30, 2010 and 2009, respectively, and increases of $78 million and $40 million for the six months ended June 30, 2010 and 2009, respectively.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2010 and December 31, 2009, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 13 to the Unaudited Interim Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of June 30, 2010
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,200	$0	$0	$5,200
Obligations of U.S. states and their political subdivisions	0	1,072	0	0	1,072
Foreign government bonds	0	43,424	30	0	43,454
Corporate securities	5	67,324	517	0	67,846
Asset-backed securities	0	5,519	983	0	6,502
Commercial mortgage-backed securities	0	8,039	170	0	8,209
Residential mortgage-backed securities	0	8,305	22	0	8,327

Sub-total	5	138,883	1,722	0	140,610
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	196	0	0	196
Obligations of U.S. states and their political subdivisions	0	147	0	0	147
Foreign government bonds	0	528	0	0	528
Corporate securities	0	9,933	68	0	10,001
Asset-backed securities	0	771	113	0	884
Commercial mortgage-backed securities	0	2,097	5	0	2,102
Residential mortgage-backed securities	0	1,268	20	0	1,288
Equity securities	726	210	5	0	941
Short-term investments and cash equivalents	367	279	0	0	646

Sub-total	1,093	15,429	211	0	16,733
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	158	0	0	158
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	22	0	0	22
Corporate securities	15	143	34	0	192
Asset-backed securities	0	598	55	0	653
Commercial mortgage-backed securities	0	87	29	0	116
Residential mortgage-backed securities	0	158	23	0	181
Equity securities	260	122	26	0	408
All other activity	91	9,003	266	(5,732)	3,628

Sub-total	366	10,291	433	(5,732)	5,358
Equity securities, available for sale	878	2,550	319	0	3,747
Commercial mortgage and other loans	0	254	296	0	550
Other long-term investments(4)	40	(241)	765	0	564
Short-term investments	2,671	2,748	0	0	5,419
Cash equivalents	1,446	6,344	0	0	7,790
Other assets	1,398	562	10	0	1,970

Sub-total excluding separate account assets	7,897	176,820	3,756	(5,732)	182,741
Separate account assets(3)	32,215	133,051	13,994	0	179,260

Total assets	$40,112	$309,871	$17,750	$(5,732)	$362,001

Future policy benefits	$0	$0	$989	$0	$989
Long-term debt	0	0	0	0	0
Other liabilities	1	5,810	6	(5,216)	601

Total liabilities	$1	$5,810	$995	$(5,216)	$1,590

	Closed Block Business as of June 30, 2010
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,853	$0	$0	$4,853
Obligations of U.S. states and their political subdivisions	0	650	0	0	650
Foreign government bonds	0	728	15	0	743
Corporate securities	0	28,499	326	0	28,825
Asset-backed securities	0	3,135	261	0	3,396
Commercial mortgage-backed securities	0	3,799	0	0	3,799
Residential mortgage-backed securities	0	2,414	3	0	2,417

Sub-total	0	44,078	605	0	44,683
Trading account assets supporting insurance liabilities	0	0	0	0	0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0	0	0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
Corporate securities	0	110	0	0	110
Asset-backed securities	0	33	0	0	33
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	0	0	0	0
Equity securities	0	0	0	0	0
All other activity	1	0	0	0	1

Sub-total	1	143	0	0	144
Equity securities, available for sale	2,710	151	33	0	2,894
Commercial mortgage and other loans	0	0	0	0	0
Other long-term investments	(5)	307	(2)	0	300
Short-term investments	802	31	0	0	833
Cash equivalents	23	542	0	0	565
Other assets	0	118	11	0	129

Sub-total excluding separate account assets	3,531	45,370	647	0	49,548
Separate account assets(3)	0	0	0	0	0

Total assets	$3,531	$45,370	$647	$0	$49,548

Future policy benefits	$0	$0	$0	$0	$0
Long-term debt	0	0	0	0	0
Other liabilities	0	0	0	0	0

Total liabilities	$0	$0	$0	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 1% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.
(4)	The negative Other Long Term Investments amount for Financial Services Businesses reflects the impact of inter-company eliminations.

	Financial Services Businesses as of December 31, 2009(4)
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,623	$0	$0	$4,623
Obligations of U.S. states and their political subdivisions	0	789	0	0	789
Foreign government bonds	0	41,326	31	0	41,357
Corporate securities	5	62,459	534	0	62,998
Asset-backed securities	0	2,895	3,753	0	6,648
Commercial mortgage-backed securities	0	7,051	305	0	7,356
Residential mortgage-backed securities	0	8,823	100	0	8,923

Sub-total	5	127,966	4,723	0	132,694
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	128	0	0	128
Obligations of U.S. states and their political subdivisions	0	31	0	0	31
Foreign government bonds	0	517	0	0	517
Corporate securities	0	9,419	83	0	9,502
Asset-backed securities	0	576	281	0	857
Commercial mortgage-backed securities	0	1,888	5	0	1,893
Residential mortgage-backed securities	0	1,412	20	0	1,432
Equity securities	700	232	3	0	935
Short-term investments and cash equivalents	338	387	0	0	725

Sub-total	1,038	14,590	392	0	16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	95	0	0	95
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	1	23	0	0	24
Corporate securities	16	187	34	0	237
Asset-backed securities	0	867	84	0	951
Commercial mortgage-backed securities	0	109	27	0	136
Residential mortgage-backed securities	0	146	12	0	158
Equity securities	306	136	24	0	466
All other activity	37	4,707	297	(4,242)	799

Sub-total	360	6,270	478	(4,242)	2,866
Equity securities, available for sale	1,063	2,380	367	0	3,810
Commercial mortgage and other loans	0	114	338	0	452
Other long-term investments	36	5	498	0	539
Short-term investments	2,544	2,510	0	0	5,054
Cash equivalents	5,502	3,939	0	0	9,441
Other assets	2,391	62	16	0	2,469

Sub-total excluding separate account assets	12,939	157,836	6,812	(4,242)	173,345
Separate account assets(3)	33,597	127,425	13,052	0	174,074

Total assets	$46,536	$285,261	$19,864	$(4,242)	$347,419

Future policy benefits	$0	$0	$55	$0	$55
Long-term debt	0	0	429	0	429
Other liabilities	0	4,764	6	(3,841)	929

Total liabilities	$0	$4,764	$490	$(3,841)	$1,413

	Closed Block Business as of December 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$3,645	$0	$0	$3,645
Obligations of U.S. states and their political subdivisions	0	586	0	0	586
Foreign government bonds	0	681	16	0	697
Corporate securities	0	27,335	368	0	27,703
Asset-backed securities	0	980	2,610	0	3,590
Commercial mortgage-backed securities	0	3,662	0	0	3,662
Residential mortgage-backed securities	0	2,644	4	0	2,648

Sub-total	0	39,533	2,998	0	42,531
Trading account assets supporting insurance liabilities	0	0	0	0	0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0	0	0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
Corporate securities	0	122	0	0	122
Asset-backed securities	0	27	13	0	40
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	0	0	0	0
Equity securities	5	0	0	0	5
All other activity	0	0	0	0	0

Sub-total	5	149	13	0	167
Equity securities, available for sale	2,901	158	26	0	3,085
Commercial mortgage and other loans	0	0	0	0	0
Other long-term investments	0	61	0	0	61
Short-term investments	1,017	321	0	0	1,338
Cash equivalents	169	529	0	0	698
Other assets	0	114	11	0	125

Sub-total excluding separate account assets	4,092	40,865	3,048	0	48,005
Separate account assets(3)	0	0	0	0	0

Total assets	$4,092	$40,865	$3,048	$0	$48,005

Future policy benefits	$0	$0	$0	$0	$0
Long-term debt	0	0	0	0	0
Other liabilities	0	0	0	0	0

Total liabilities	$0	$0	$0	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 6% and 6% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 4% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.
(4)	Includes reclassifications to conform to current period presentation.

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

As of December 31, 2009, our Level 3 fixed maturity securities included asset-backed securities collateralized by sub-prime mortgages with a fair value of $5,667 million. We reported fair values for these asset-backed securities collateralized by sub-prime mortgages as of December 31, 2009 based on our determination that the market for these securities for the period was an inactive market. We considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, asset-backed securities collateralized by sub-prime mortgages were included in Level 3 as of December 31, 2009.

In the second quarter of 2010, we observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing we received from independent pricing services was not materially different from our internal estimates of current market value for these securities. As a result, where third party pricing information based on the observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, we have reported the fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 beginning with the second quarter of 2010. As of June 30, 2010, the fair values of these securities included in Level 2 were $4,834 million. Transfers out of Level 3 into Level 2 totaled $5,196 million for the three months and six months ended June 30, 2010 relating to this change.

Excluding these asset-backed securities collateralized by sub-prime mortgages, Level 3 fixed maturity securities included about $1.3 billion as of June 30, 2010 and $1.1 billion as of December 31, 2009 of public fixed maturities, with values primarily based on non-binding broker-quotes, and about $1.4 billion as of June 30, 2010 and $1.5 billion as of December 31, 2009 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

For additional information regarding our holdings of asset-backed securities collateralized by sub-prime mortgages, see, “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” While the fair value of these investments is in a significant unrealized loss position due to increased credit spreads and illiquidity in the financial markets, we believe the ultimate value that will be realized from these investments is greater than that reflected by their current fair value.

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

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion as of June 30, 2010 and $0.4 billion as of December 31, 2009. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds are offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair valued and therefore is not included in fair value reporting above. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have also been included within Level 3 in our fair value hierarchy. Investments in these funds included in Level 3 totaled approximately $0.2 billion as of June 30, 2010.

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

The bid-ask spreads for OTC derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. OTC derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $259 million and $5 million, respectively, as of June 30, 2010 and $288 million and $6 million, respectively, as of December 31, 2009, without giving consideration to the impact of netting.

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. Because there are significant assumptions utilized in the valuation of the embedded derivatives associated with our optional living benefit features that are primarily unobservable, the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy.

We are required to incorporate the market-perceived risk of our own non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the financial strength ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivative liabilities. The additional spread over LIBOR rates incorporated into the discount rate as of June 30, 2010 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities. For June 30, 2010, our adjustment for the market’s perception of our non-performance risk resulted in a $1,375 million decrease to the embedded derivative liability for the Individual Annuities segment reflecting the additional spread over LIBOR we incorporated into the discount rate used in the valuations of the embedded derivative liabilities. For December 31, 2009, our adjustment for the market’s perception of our non-performance risk resulted in a $312 million decrease to the embedded derivative liability for the Individual Annuities segment. The increase in the adjustment for the market’s perception of our non-performance risk from December 31, 2009 to June 30, 2010 was driven by an increase in the value of the underlying embedded derivative liability as well as an increase in the additional spread over LIBOR used in the valuation.

The change in fair value of the GMAB, GMWB and GMIWB resulted in an increase in the total liability of $934 million, from a liability of $55 million as of December 31, 2009 to a liability of $989 million as of June 30, 2010 primarily reflecting an increase in future expected benefit payments, resulting from adverse changes to significant capital market inputs, as well as a decrease in policyholder account balances due to unfavorable financial market conditions, partially offset by the update of the market-perceived risk of our own non-performance discussed above. These changes were significantly offset by increased amortization of deferred policy acquisition and other costs, and changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of other-than-temporary impairments generally reflects economic conditions and is generally expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, certain of the other-than-temporary impairments recognized for the three months ended June 30, 2010 primarily related to asset-backed securities collateralized by sub-prime mortgages. For the six months ended June 30, 2010 other-than-temporary impairments were primarily related to Japanese commercial mortgage backed securities and reflect adverse financial conditions of the respective issuers. Other-than-temporary impairments for the three months and six months ended June 30, 2009 related to asset-backed securities collateralized by sub-prime mortgages and reflect the overall deterioration of the U.S. housing market.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$1,365	$(1,414)	$1,480	$(841)
Closed Block Business	421	(857)	695	(1,292)

Consolidated realized investment gains (losses), net	$1,786	$(2,271)	$2,175	$(2,133)

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities	$(60)	$(305)	$(277)	$(554)
Equity securities	10	(114)	0	(380)
Commercial mortgage and other loans	8	(171)	(7)	(260)
Derivative instruments	1,424	(802)	1,782	380
Other	(17)	(22)	(18)	(27)

Total	1,365	(1,414)	1,480	(841)
Related adjustments(1)	(1,114)	551	(1,284)	(729)

Realized investment gains (losses), net, and related adjustments	$251	$(863)	$196	$(1,570)

Related charges(2)	$(39)	$(5)	$(68)	$39

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities	$38	$(187)	$32	$(297)
Equity securities	48	(204)	99	(439)
Commercial mortgage and other loans	6	(35)	14	(68)
Derivative instruments	330	(415)	548	(452)
Other	(1)	(16)	2	(36)

Total	$421	$(857)	$695	$(1,292)

(1)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those within certain of our businesses for which such gains (losses) are a principal source of earnings. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure, realized and unrealized gains and losses on certain general account investments classified as “other trading account assets,” as well as counterparty credit losses on derivative positions. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(2)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 11 to the Unaudited Interim Consolidated Financial Statements.

2010 to 2009 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the second quarter of 2010 were $1,365 million, compared to net realized investment losses of $1,414 million in the second quarter of 2009.

Net realized losses on fixed maturity securities were $60 million in the second quarter of 2010, compared to net realized losses of $305 million in the second quarter of 2009, as set forth in the following table:

	Three Months Ended June 30,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$123	$233
Private bond prepayment premiums	1	1

Total gross realized investment gains	124	234

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(123)	(327)
Gross losses on sales and maturities(1)	(41)	(186)
Credit related losses on sales	(20)	(26)

Total gross realized investment losses	(184)	(539)

Realized investment gains (losses), net—Fixed Maturity Securities	$(60)	$(305)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(1)	$82	$47

(1)	Amounts exclude prepayment premiums and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the second quarter of 2010 were $82 million primarily due to sales within our Individual Annuities and Retirement segments. Gross gains on sales and maturities in the second quarter of 2010 included $3 million related to asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities of $47 million in the second quarter of 2009 were primarily due to sales within our Individual Annuities segment and sales of government bonds in our Gibraltar Life operations. Sales of fixed maturities securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products in both the second quarter of 2010 and 2009. None of the gross losses on sales and maturities in the second quarter of 2009 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2010 and 2009.

Net realized gains on equity securities were $10 million in the second quarter of 2010, of which net trading gains on sales of equity securities were $15 million, partially offset by other-than-temporary impairments of $5 million. Net trading gains in the second quarter of 2010 were due to sales within our Corporate and Other and International Insurance operations. Net realized losses on equity securities were $114 million in the second quarter of 2009, of which other-than-temporary impairments were $64 million and net trading losses on sales of equity securities were $50 million. Net trading losses in the second quarter of 2009 were primarily due to sales within our Gibraltar Life operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarter of 2010 and 2009.

Net realized gains on commercial mortgage and other loans in the second quarter of 2010 were $8 million primarily related to a net decrease in the loan loss reserve of $35 million, partially offset by mark-to-market losses on our interim loan portfolio within our commercial mortgage operations. Commercial mortgage and other loans net losses in the second quarter of 2009 were $171 million primarily related to the net increase in the loan loss reserve of $135 million and mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $1,424 million in the second quarter of 2010, compared to net realized losses of $802 million in the second quarter of 2009. The net derivative gains in the second quarter of 2010 primarily reflect net gains of $960 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to these gains are net derivative gains of $370 million on interest rate derivatives primarily used to manage duration and net gains of $112 million on currency derivatives used to hedge foreign denominated investments. Partially offsetting these gains were net losses of $88 million on currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar against the Japanese yen. The net derivative losses in the second quarter of 2009 primarily reflect net losses of $474 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to the net derivative losses in the second quarter of 2009 were net mark-to-market losses of $273 million on interest rate derivatives used to manage duration and net losses of $65 million on futures contracts used to hedge foreign equity securities. Also contributing to the net realized losses are net losses of $67 million on currency derivatives used to hedge foreign denominated investments and net losses of $62 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar. Partially offsetting these losses were net mark-to-market gains of $144 million on embedded derivatives associated with certain externally managed investments in the European market and net gains of $63 million on credit derivatives as credit spreads narrowed.

Net realized losses on other investments were $17 million in the second quarter of 2010, which included $21 million of other other-than-temporary impairments on joint ventures and partnerships investments. Net realized losses on other investments were $22 million in the second quarter of 2009, which included $27 million of other-than-temporary impairments on joint ventures and partnerships investments.

During the second quarter of 2010 we recorded other-than-temporary impairments of $149 million in earnings, compared to total other-than-temporary impairments of $418 million recorded in earnings in the second quarter of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$93	$267
Private fixed maturity securities	30	60

Total fixed maturity securities	123	327
Equity securities	5	64
Other invested assets(2)	21	27

Total	$149	$418

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended June 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$38	$29	$67
Due to other accounting guidelines(3)	0	56	56

Total	$38	$85	$123

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis or amounts related to foreign currency translation losses for securities approaching maturity.

	Three Months Ended June 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$197	$71	$268
Due to other accounting guidelines(3)	12	47	59

Total	$209	$118	$327

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the second quarter of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, the services sector of our corporate securities and Japanese commercial mortgage-backed securities. These other-than-temporary impairments were primarily driven by impairment of securities with unrealized foreign currency translation losses that are approaching maturity or liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold U.S. dollar-denominated investments which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments would be recorded in earnings. As of June 30, 2010, gross unrealized losses related to those securities maturing between July 1, 2010 and December 31, 2012 are $153 million. Based on June 30, 2010 fair values, absent a change in currency rates, impairments of approximately $33 million would be recorded in earnings over the remaining six months of 2010 and approximately $71 million in 2011. Fixed maturity other-than-temporary impairments in the second quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages and the manufacturing and service sectors of our corporate securities, and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in the second quarter of 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security. Equity security other-than-temporary impairments in the second quarter of 2009 were primarily in our Japanese insurance operations equity portfolios.

Closed Block Business

For the Closed Block Business, net realized investment gains in the second quarter of 2010 were $421 million, compared to net realized investment losses of $857 million in the second quarter of 2009.

Net realized gains on fixed maturity securities were $38 million in the second quarter of 2010, compared to net realized losses of $187 million in the second quarter of 2009, as set forth in the following table:

	Three Months Ended June 30,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$51	$30
Private bond prepayment premiums	3	2

Total gross realized investment gains	54	32

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(16)	(172)
Gross losses on sales and maturities(1)	0	(47)
Credit related losses on sales	0	0

Total gross realized investment losses	(16)	(219)

Realized investment gains (losses), net—Fixed Maturity Securities	$38	$(187)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(1)	$51	$(17)

(1)	Amounts exclude prepayment premiums and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $51 million in the second quarter of 2010 included $4 million of gross gains on sales or maturities related to asset-backed securities collateralized by sub-prime mortgages in the second quarter of 2010. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2010 and 2009.

Net realized gains on equity securities were $48 million in the second quarter of 2010. Net trading gains on sales of equity securities were $50 million, partially offset by other-than-temporary impairments of $2 million. Net realized losses on equity securities were $204 million in the second quarter of 2009, of which other-than-temporary impairments were $199 million, partially offset by net trading gains on sales of equity securities of $5 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarter of 2010 and 2009.

Net realized gains on commercial mortgage and other loans in the second quarter of 2010 were $6 million related to a net decrease in the loan loss reserve, partially offset by realized losses. Commercial mortgage and other loans net losses in the second quarter of 2009 were $35 million related to a net increase in the loan loss reserve. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $330 million in the second quarter of 2010, compared to net realized losses of $415 million in the second quarter of 2009. Derivative gains in the second quarter of 2010 primarily reflect net mark-to-market gains of $180 million on interest rate derivatives primarily used to manage duration. Also contributing to the net derivative gains in 2010 were net derivative gains of $143 million on currency derivatives used to hedge foreign denominated investments. Derivative losses in the second quarter of 2009 primarily reflect net mark-to-market losses of $307 million on interest rate derivatives used to manage duration and net losses of $119 million related to currency derivatives used to hedge foreign denominated investments.

Net realized losses on other investments were $1 million in the second quarter of 2010, which included $1 million of other-than-temporary impairments on joint ventures and partnerships investments. Net realized losses on other investments were $16 million in the second quarter of 2009 of which $16 million was related to other-than-temporary impairments on joint ventures and partnerships investments.

During the second quarter of 2010 we recorded other-than-temporary impairments of $19 million in earnings, compared to other-than-temporary impairments of $387 million recorded in earnings in the second quarter of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$15	$144
Private fixed maturity securities	1	28

Total fixed maturity securities	16	172
Equity securities	2	199
Other invested assets(2)	1	16

Total	$19	$387

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended June 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$10	$3	$13
Due to other accounting guidelines(3)	0	3	3

Total	$10	$6	$16

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Three Months Ended June 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$99	$72	$171
Due to other accounting guidelines(3)	1	0	1

Total	$100	$72	$172

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the second quarter of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the second quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the second quarter of 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater. Equity security other-than-temporary impairments in the second quarter of 2009 were primarily driven by overall declines in the equity markets.

2010 to 2009 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first six months of 2010 were $1,480 million, compared to net realized investment losses of $841 million in the first six months of 2009.

Net realized losses on fixed maturity securities were $277 million in the first six months of 2010, compared to net realized losses of $554 million in the first six months of 2009, as set forth in the following table:

	Six Months Ended June 30,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$166	$513
Private bond prepayment premiums	8	1

Total gross realized investment gains	174	514

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(339)	(751)
Gross losses on sales and maturities(1)	(88)	(250)
Credit related losses on sales	(24)	(67)

Total gross realized investment losses	(451)	(1,068)

Realized investment gains (losses), net—Fixed Maturity Securities	$(277)	$(554)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(1)	$78	$263

(1)	Amounts exclude prepayment premiums and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first six months of 2010 were $78 million primarily due to sales within our Individual Annuities and Retirement segments. Net gains on sales and maturities in the first six months of 2010 included $2 million related to asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities of $263 million in the first six months of 2009, were primarily related to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations and sales within our Individual Annuities segment. None of the gross losses on sales and maturities in the first six months of 2009 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2010 and 2009.

The first six months of 2010 included other-than-temporary equity securities impairments of $71 million, offset by net trading gains on sales of equity securities of $71 million. Net trading gains in the first six months of 2010 were due to private equity sales within our Corporate and Other operations. Net realized losses on equity securities were $380 million in the first six months of 2009, of which other-than-temporary impairments were $317 million and net trading losses on sales of equity securities were $63 million. Net trading losses in the first six months of 2009 were primarily due to sales within our Gibraltar Life operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2010 and 2009.

Net realized losses on commercial mortgage and other loans in the first six months of 2010 were $7 million primarily related to mark-to-market losses on our interim loan portfolio within our commercial mortgage operations, partially offset by a net decrease in the loan loss reserve of $64 million. Commercial mortgage and other loans net losses in the first six months of 2009 were $260 million primarily related to a net increase in the loan loss reserve of $211 million and mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations of $76 million during the first six months of 2009. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $1,782 million in the first six months of 2010, compared to net realized gains of $380 million in the first six months of 2009. The net derivative gains in the first six months of 2010 primarily reflect net gains of $1,128 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to these gains are net derivative gains of $492 million on interest rate derivatives used to manage duration, and net gains of $150 million on currency derivatives used to hedge foreign denominated investments. Partially offsetting these gains were net losses of $84 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar against the Japanese yen. The net derivative gains in the first six months of 2009 primarily reflect net gains of $844 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to the net derivative gains in the first six months of 2009 were net mark-to-market gains of $140 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses. Partially offsetting these gains were net mark-to-market losses of $513 million on interest rate derivatives used to manage duration and net losses of $113 million on currency derivatives used to hedge foreign denominated investments.

Net realized losses on other investments were $18 million in the first six months of 2010, which included $27 million of other other-than-temporary impairments on joint ventures and partnerships investments. Net realized losses on other investments were $27 million in the first six months of 2009, which included $28 million of other-than-temporary impairments on joint ventures and partnership investments.

During the first six months of 2010 we recorded other-than-temporary impairments of $437 million in earnings, compared to total other-than-temporary impairments of $1,096 million recorded in earnings in the first six months of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$223	$654
Private fixed maturity securities	116	97

Total fixed maturity securities	339	751
Equity securities	71	317
Other invested assets(2)	27	28

Total	$437	$1,096

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Six Months Ended June 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$79	$154	$233
Due to other accounting guidelines(3)	9	97	106

Total	$88	$251	$339

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis and amounts related to foreign currency translation losses for securities approaching maturity.

	Six Months Ended June 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$437	$235	$672
Due to other accounting guidelines(3)	12	67	79

Total	$449	$302	$751

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first six months of 2010 were concentrated in Japanese commercial mortgage-backed securities, asset-backed securities collateralized by sub-prime mortgages, and the services sector of our corporate securities. These other-than-temporary impairments were primarily driven by impairment of securities with unrealized foreign currency translation losses that are approaching maturity or liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold U.S. dollar-denominated investments which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments would be recorded in earnings. As of June 30, 2010, gross unrealized losses related to those securities, maturing between

July 1, 2010 and December 31, 2012 are $153 million. Based on June 30, 2010 fair values, absent a change in currency rates, impairments of approximately $33 million would be recorded in earnings over the remaining six months of 2010 and approximately $71 million in 2011. Fixed maturity other-than-temporary impairments in the first six months of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages and the manufacturing, and services sectors of our corporate securities, and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Equity security other-than-temporary impairments in the first six months of 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security. Equity security other-than-temporary impairments in the first six months of 2009 were primarily driven by overall declines in the Japanese equity markets and losses in our mutual fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first six months of 2010 were $695 million, compared to net realized investment losses of $1,292 million in the first six months of 2009.

Net realized gains on fixed maturity securities were $32 million in the first six months of 2010, compared to net realized losses of $297 million in the first six months of 2009, as set forth in the following table:

	Six Months Ended June 30,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$89	$113
Private bond prepayment premiums	4	2

Total gross realized investment gains	93	115

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(54)	(353)
Gross losses on sales and maturities(1)	(6)	(54)
Credit related losses on sales	(1)	(5)

Total gross realized investment losses	(61)	(412)

Realized investment gains (losses), net—Fixed Maturity Securities	$32	$(297)

Net gains (losses) on sales and maturities—Fixed Maturity Investments(1)	$83	$59

(1)	Amounts exclude prepayment premiums and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $83 million in the first six months of 2010 were primarily due to sales. Gross losses on sales and maturities of fixed maturity securities were $6 million in the first six months of 2010 compared to losses of $54 million in the first six months of 2009. There were $3 million of net gains on sales or maturities related to asset-backed securities collateralized by sub-prime mortgages in the first six months of 2010. Net trading gains on sales and maturities of fixed maturity securities of $59 million in the first six months of 2009 were also primarily due to sales. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2010 and 2009.

Net realized gains on equity securities were $99 million in the first six months of 2010. Net trading gains on sales of equity securities were $104 million, partially offset by other-than-temporary impairments of $5 million. Net realized losses on equity securities were $439 million in the first six months of 2009 were comprised entirely of other-than-temporary impairments. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2010 and 2009.

Net realized gains on commercial mortgage and other loans of $14 million in the first six months of 2010 were primarily related to a net decrease in the loan loss reserve of $19 million. Net realized losses on commercial mortgage and other loans were $68 million in the first six months of 2009 related to the net increase in the loan loss reserve. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $548 million in the first six months of 2010, compared to net realized losses of $452 million in the first six months of 2009. Derivative gains in the first six months of 2010 primarily reflect net mark-to-market gains of $313 million on interest rate derivatives used to manage duration. Also contributing to the net derivative gains in 2010 were net derivative gains of $224 million on currency derivatives used to hedge foreign denominated investments. Derivative losses in the first six months of 2009 primarily reflect net mark-to-market losses of $394 million on interest rate derivatives used to manage duration and net losses of $82 million related to currency derivatives used to hedge foreign denominated investments. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized gains on other investments were $2 million in the first six months of 2010, which included $5 million of other-than-temporary impairments on joint ventures and partnerships investments. Net realized losses on other investments were $36 million in the first six months of 2009 which included $38 million of other-than-temporary impairments in joint ventures and partnerships investments.

During the first six months of 2010, we recorded other-than-temporary impairments of $64 million in earnings, compared to other-than-temporary impairments of $830 million recorded in earnings in the first six months of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$45	$321
Private fixed maturity securities	9	32

Total fixed maturity securities	54	353
Equity securities	5	439
Other invested assets(2)	5	38

Total	$64	$830

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Six Months Ended June 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$32	$18	$50
Due to other accounting guidelines(3)	0	4	4

Total	$32	$22	$54

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Six Months Ended June 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$200	$150	$350
Due to other accounting guidelines(3)	1	2	3

Total	$201	$152	$353

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first six months of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the services sector of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the first six months of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first six months of 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater. Equity security other-than-temporary impairments in the first six months of 2009 were primarily driven by overall declines in the equity markets.

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

	June 30, 2010
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$117,510	$30,596	$148,106	56.3%
Public, held to maturity, at amortized cost	3,905	0	3,905	1.5
Private, available for sale, at fair value	21,231	14,087	35,318	13.4
Private, held to maturity, at amortized cost	1,118	0	1,118	0.4
Trading account assets supporting insurance liabilities, at fair value	16,733	0	16,733	6.4
Other trading account assets, at fair value	1,257	144	1,401	0.5
Equity securities, available for sale, at fair value	3,734	2,894	6,628	2.5
Commercial mortgage and other loans, at book value	21,399	8,350	29,749	11.3
Policy loans, at outstanding balance	4,915	5,406	10,321	3.9
Other long-term investments(1)	2,732	1,829	4,561	1.7
Short-term investments(2)	4,646	834	5,480	2.1

Total general account investments	199,180	64,140	263,320	100.0%

Invested assets of other entities and operations(3)	10,297	0	10,297

Total investments	$209,477	$64,140	$273,617

	December 31, 2009
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$111,268	$29,537	$140,805	55.7%
Public, held to maturity, at amortized cost	4,009	0	4,009	1.6
Private, available for sale, at fair value	19,424	12,994	32,418	12.8
Private, held to maturity, at amortized cost	1,111	0	1,111	0.5
Trading account assets supporting insurance liabilities, at fair value	16,020	0	16,020	6.3
Other trading account assets, at fair value	1,616	167	1,783	0.7
Equity securities, available for sale, at fair value	3,798	3,085	6,883	2.7
Commercial mortgage and other loans, at book value	21,281	8,363	29,644	11.7
Policy loans, at outstanding balance	4,728	5,418	10,146	4.0
Other long-term investments(1)	2,811	1,545	4,356	1.7
Short-term investments(2)	4,302	1,338	5,640	2.3

Total general account investments	190,368	62,447	252,815	100.0%

Invested assets of other entities and operations(3)	7,737	0	7,737

Total investments	$198,105	$62,447	$260,552

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Short-term investments have virtually no sub-prime exposure.
(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of June 30, 2010, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The increase in general account investments attributable to the Financial Services Businesses in the first six months of 2010 was primarily a result of a portfolio growth as a result of reinvestment of net investment income and a net increase in fair value driven by a decrease in risk free rates. The increase in general account investments attributable to the Closed Block Business in the first six months of 2010 was primarily due to a net increase in fair value driven by a decrease in risk free rates and portfolio growth as a result of reinvestment of net investment income, partially offset by net operating outflows.

We have substantial insurance operations in Japan, with 36% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both June 30, 2010 and December 31, 2009. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2010	December 31, 2009
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$53,469	$50,476
Public, held to maturity, at amortized cost	3,905	4,009
Private, available for sale, at fair value	3,027	2,692
Private, held to maturity, at amortized cost	1,118	1,111
Trading account assets supporting insurance liabilities, at fair value	1,280	1,236
Other trading account assets, at fair value	712	804
Equity securities, available for sale, at fair value	1,482	1,508
Commercial mortgage and other loans, at book value	3,756	3,675
Policy loans, at outstanding balance	1,867	1,760
Other long-term investments(1)	1,467	1,524
Short-term investments	377	313

Total Japanese general account investments(2)	$72,460	$69,108

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of June 30, 2010, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, is approximately 12 years. The increase in general account investments related to our Japanese insurance operations in the first six months of 2010 is primarily attributable to portfolio growth as a result of business inflows and a net increase in fair value driven by a decrease in risk free rates, partially offset by the impact of changes in foreign currency exchange rates.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of June 30, 2010, our Japanese insurance operations had $16.6 billion, at fair value, of investments denominated in U.S. dollars, including $0.5 billion that were hedged to yen through third party derivative contracts and $9.3 billion that support liabilities denominated in U.S. dollars. As of December 31, 2009, our Japanese insurance operations had $14.8 billion, at fair value, of investments denominated in U.S. dollars, including $0.5 billion that were hedged to yen through third party derivative contracts and $7.4 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account for the periods indicated.

	Three Months Ended June 30, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.29%	$1,457	5.77%	$580	4.63%	$2,037
Trading account assets supporting insurance liabilities	4.40	183	0.00	0	4.40	183
Equity securities	6.71	56	3.17	22	5.11	78
Commercial mortgage and other loans	5.76	303	6.49	133	5.96	436
Policy loans	4.77	57	6.20	83	5.52	140
Short-term investments and cash equivalents	0.31	9	0.86	1	0.32	10
Other investments	3.94	40	4.70	22	4.18	62

Gross investment income before investment expenses	4.27	2,105	5.73	841	4.60	2,946
Investment expenses	(0.12)	(50)	(0.23)	(35)	(0.15)	(85)

Investment income after investment	4.15%	2,055	5.50%	806	4.45%	2,861

Investment results of other entities and operations(2)		53		0		53

Total investment income		$2,108		$806		$2,914

	Three Months Ended June 30, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.49%	$1,398	5.92%	$595	4.84%	$1,993
Trading account assets supporting insurance liabilities	5.18	185	0.00	0	5.18	185
Equity securities	6.30	56	3.22	22	4.97	78
Commercial mortgage and other loans	5.68	310	6.40	138	5.89	448
Policy loans	5.11	55	6.42	87	5.84	142
Short-term investments and cash equivalents	0.46	14	2.57	7	0.61	21
Other investments	2.92	33	(7.74)	(36)	(0.16)	(3)

Gross investment income before investment expenses	4.43	2,051	5.44	813	4.68	2,864
Investment expenses	(0.14)	(49)	(0.21)	(35)	(0.16)	(84)

Investment income after investment expenses	4.29%	2,002	5.23%	778	4.52%	2,780

Investment results of other entities and operations(2)		51		0		51

Total investment income		$2,053		$778		$2,831

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The increase in net investment income yield attributable to the Closed Block Business for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily due to investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets, partially offset by the impact of lower interest rates on floating rate investments due to rate resets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account, for the periods indicated.

	Six Months Ended June 30, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.31%	$2,894	5.86%	$1,166	4.66%	$4,060
Trading account assets supporting insurance liabilities	4.54	370	0.00	0	4.54	370
Equity securities	6.55	109	2.89	39	4.91	148
Commercial mortgage and other loans	5.76	602	6.49	265	5.96	867
Policy loans	4.80	114	6.31	168	5.60	282
Short-term investments and cash equivalents	0.27	17	0.55	2	0.28	19
Other investments	3.86	80	3.82	35	3.85	115

Gross investment income before investment expenses	4.31	4,186	5.75	1,675	4.64	5,861
Investment expenses	(0.12)	(100)	(0.23)	(69)	(0.15)	(169)

Investment income after investment expenses	4.19%	4,086	5.52%	1,606	4.49%	5,692

Investment results of other entities and operations(2)		96		0		96

Total investment income		$4,182		$1,606		$5,788

	Six Months Ended June 30, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.58%	$2,843	6.01%	$1,205	4.92%	$4,048
Trading account assets supporting insurance liabilities	5.33	374	0.00	0	5.33	374
Equity securities	6.00	113	2.98	42	4.71	155
Commercial mortgage and other loans	5.70	618	6.43	276	5.91	894
Policy loans	5.06	108	6.37	171	5.79	279
Short-term investments and cash equivalents	0.71	43	4.72	24	0.99	67
Other investments	3.68	78	(8.69)	(80)	(0.06)	(2)

Gross investment income before investment expenses	4.54	4,177	5.49	1,638	4.77	5,815
Investment expenses	(0.14)	(103)	(0.22)	(73)	(0.16)	(176)

Investment income after investment expenses	4.40%	4,074	5.27%	1,565	4.61%	5,639

Investment results of other entities and operations(2)		41		0		41

Total investment income		$4,115		$1,565		$5,680

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The increase in net investment income yield attributable to the Closed Block Business for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets, partially offset by the impact of lower interest rates on floating rate investments due to rate resets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Businesses general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.44%	$1,039	5.63%	$1,041
Trading account assets supporting insurance liabilities	4.65	178	5.51	182
Equity securities	9.89	46	10.49	45
Commercial mortgage and other loans	6.00	261	5.85	269
Policy loans	5.39	40	5.86	41
Short-term investments and cash equivalents	0.30	8	0.53	13
Other investments	5.02	23	0.45	2

Gross investment income before investment expenses	5.07	1,595	5.21	1,593
Investment expenses	(0.11)	(22)	(0.13)	(27)

Investment income after investment expenses	4.96%	1,573	5.08%	1,566

Investment results of other entities and operations(2)		53		51

Total investment income		$1,626		$1,617

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account excluding the Japanese operations’ portfolio for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily due to a decrease in fixed maturity yields, which was primarily a result of lower interest rates on floating rate investments due to rate resets, and lower fixed maturity reinvestment rates, partially offset by more favorable earnings on joint ventures and limited partnerships, driven by appreciation and gains on underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial

Services Businesses’ general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.50%	$2,071	5.72%	$2,118
Trading account assets supporting insurance liabilities	4.74	357	5.61	363
Equity securities	9.75	88	9.85	84
Commercial mortgage and other loans	6.00	518	5.86	536
Policy loans	5.43	81	5.75	79
Short-term investments and cash equivalents	0.27	15	0.74	38
Other investments	3.28	31	1.01	10

Gross investment income before investment expenses	5.06	3,161	5.34	3,228
Investment expenses	(0.11)	(46)	(0.13)	(52)

Investment income after investment expenses	4.95%	3,115	5.21%	3,176

Investment results of other entities and operations(2)		96		41

Total investment income		$3,211		$3,217

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account excluding the Japanese operations’ portfolio for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets partially offset by favorable joint venture and limited partnership earnings driven by appreciation on the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.80%	$418	2.83%	$357
Trading account assets supporting insurance liabilities	1.49	5	1.14	3
Equity securities	2.85	10	2.47	11
Commercial mortgage and other loans	4.61	42	4.80	41
Policy loans	3.73	17	3.78	14
Short-term investments and cash equivalents	0.32	1	0.13	1
Other investments	3.07	17	6.28	31

Gross investment income before investment expenses	2.86	510	2.94	458
Investment expenses	(0.15)	(28)	(0.15)	(22)

Total investment income	2.71%	$482	2.79%	$436

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The decrease in yield on the Japanese insurance portfolio is primarily attributable to lower fixed maturity reinvestment rates and a lower short-term interest rate environment both in the U.S. and Japan as well as less favorable results in joint ventures and limited partnerships. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2010, and 2009, was approximately $11.6 billion and $10.0 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.78%	$823	2.89%	$725
Trading account assets supporting insurance liabilities	2.08	13	2.00	11
Equity securities	2.80	21	2.82	29
Commercial mortgage and other loans	4.60	84	4.84	82
Policy loans	3.74	33	3.84	29
Short-term investments and cash equivalents	0.31	2	0.55	5
Other investments	4.35	49	6.32	68

Gross investment income before investment expenses	2.89	1,025	3.05	949
Investment expenses	(0.15)	(54)	(0.16)	(51)

Total investment income	2.74%	$971	2.89%	$898

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The decrease in yield on the Japanese insurance portfolio is primarily attributable to lower fixed maturity reinvestment rates and a lower short-term interest rate environment both in the U.S. and Japan as well less favorable results in joint ventures and limited partnerships. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2010, and 2009, was approximately $11.4 billion and $9.9 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

As of June 30, 2010, our consolidated direct exposure to the sovereign and local government debt of Portugal, Ireland, Italy, Greece and Spain was collectively approximately $360 million, based on amortized cost, substantially all within the Financial Services Businesses and primarily representing Italian government securities owned by Prudential’s Italian insurance operations.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	June 30, 2010				December 31, 2009
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$20,826	$1,754	$487	$22,093	$19,959	$1,007	$669	$20,297
Utilities	10,819	909	205	11,523	10,778	604	246	11,136
Finance	10,728	345	386	10,687	10,500	236	542	10,194
Services	9,496	666	321	9,841	8,841	380	459	8,762
Energy	4,915	371	158	5,128	4,749	263	186	4,826
Retail and Wholesale	3,824	283	99	4,008	3,405	144	144	3,405
Transportation	3,534	257	56	3,735	3,479	168	82	3,565
Other	1,169	55	48	1,176	959	16	77	898

Total Corporate Securities(7)	65,311	4,640	1,760	68,191	62,670	2,818	2,405	63,083
Foreign Government(3)(7)	42,091	2,569	30	44,630	40,885	1,525	133	42,277
Residential Mortgage-Backed	8,473	470	40	8,903	9,547	345	88	9,804
Asset-Backed Securities(4)	8,580	144	1,379	7,345	8,855	119	1,444	7,530
Commercial Mortgage-Backed	8,131	572	49	8,654	7,747	251	170	7,828
U.S. Government	4,522	652	17	5,157	4,389	313	122	4,580
State & Municipal	1,023	52	5	1,070	799	16	27	788

Total(5)(6)	$138,131	$9,099	$3,280	$143,950	$134,892	$5,387	$4,389	$135,890

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $299 million of gross unrealized gains and $113 million of gross unrealized losses as of June 30, 2010, compared to $211 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2009 on securities classified as held to maturity.
(3)	As of June 30, 2010 and December 31, 2009, based on amortized cost, 83% and 84%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 8% of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(6)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.
(7)	Includes reclassifications of prior period amounts to conform to current period presentation.

The change in unrealized gains and losses from December 31, 2009, to June 30, 2010, was primarily due to a decrease in risk free rates partially offset by credit spreads widening.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	June 30, 2010				December 31, 2009
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,230	$806	$105	$8,931	$8,191	$500	$142	$8,549
Utilities	5,647	553	68	6,132	5,773	358	78	6,053
Services	4,539	378	66	4,851	4,346	241	97	4,490
Finance	3,344	106	64	3,386	3,354	91	59	3,386
Energy	1,996	197	12	2,181	1,926	132	17	2,041
Retail and Wholesale	1,658	198	17	1,839	1,621	123	22	1,722
Transportation	1,389	109	24	1,474	1,430	74	42	1,462
Other	29	2	0	31	0	0	0	0

Total Corporate Securities	26,832	2,349	356	28,825	26,641	1,519	457	27,703
Asset-Backed Securities(2)	4,358	53	1,015	3,396	4,602	36	1,048	3,590
Commercial Mortgage- Backed	3,636	170	7	3,799	3,662	47	47	3,662
U.S. Government	4,523	393	63	4,853	3,821	71	247	3,645
Residential Mortgage- Backed	2,277	155	15	2,417	2,571	117	40	2,648
Foreign Government(3)	675	81	13	743	637	69	9	697
State & Municipal	618	35	3	650	590	12	16	586

Total(4)	$42,919	$3,236	$1,472	$44,683	$42,524	$1,871	$1,864	$42,531

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of June 30, 2010 and December 31, 2009, based on amortized cost, no individual foreign country represented more than 7% and 8%, respectively, of the balance.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2009, to June 30, 2010, was primarily due to a decrease in risk free rates partially offset by credit spreads widening.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	7	11	6	6	353	383	418
2006	5	49	23	59	463	599	790
2005	2	6	0	0	6	14	16
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	14	66	29	65	822	996	1,224
All other portfolios
2010—2008	0	0	0	0	0	0	0
2007	0	4	0	0	268	272	291
2006	10	79	45	21	986	1,141	1,254
2005	0	41	40	41	340	462	489
2004 & Prior	37	185	144	154	426	946	1,012

Total all other portfolios	47	309	229	216	2,020	2,821	3,046

Total collateralized by sub-prime mortgages(2)	61	375	258	281	2,842	3,817	4,270
Other asset-backed securities:
Externally managed investments in the European market	0	0	356	136	0	492	510
Collateralized by auto loans	819	11	0	29	0	859	578
Collateralized by credit cards	586	0	8	471	3	1,068	1,153
Collateralized by non-sub-prime mortgages	1,122	76	8	33	18	1,257	1,301
Other asset-backed securities(3)	162	511	57	84	273	1,087	1,043

Total asset-backed securities(4)	$2,750	$973	$687	$1,034	$3,136	$8,580	$8,855

Asset-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio (1)
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	7	8	5	5	235	260	300
2006	5	41	21	56	360	483	655
2005	2	6	0	0	4	12	15
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	14	55	26	61	599	755	970
All other portfolios
2010—2008	0	0	0	0	0	0	0
2007	0	3	0	1	140	144	182
2006	7	62	27	18	578	692	838
2005	0	36	30	27	215	308	297
2004 & Prior	33	148	108	113	252	654	693

Total all other portfolios	40	249	165	159	1,185	1,798	2,010

Total collateralized by sub-prime mortgages	54	304	191	220	1,784	2,553	2,980
Other asset-backed securities:
Externally managed investments in the European market	0	0	370	156	0	526	530
Collateralized by auto loans	821	12	0	28	0	861	580
Collateralized by credit cards	629	0	7	461	3	1,100	1,161
Collateralized by non-sub-prime mortgages	1,154	75	9	30	17	1,285	1,307
Other asset-backed securities(3)	163	489	51	77	240	1,020	972

Total asset-backed securities (4)	$2,821	$880	$628	$972	$2,044	$7,345	$7,530

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $3.8 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2010 are $0.3 billion of securities collateralized by second-lien exposures.
(3)	As of June 30, 2010, includes collateralized debt obligations with amortized cost of $131 million and fair value of $134 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, timeshares, franchises, and aircraft.
(4)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2010, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $4.270 billion as of December 31, 2009, to $3.817 billion as of June 30, 2010, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $1.266 billion as of June 30, 2010, and $1.293 billion as of December 31, 2009. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 30% as of June 30, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2010, based on amortized cost, approximately 68% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 40% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $3.817 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of June 30, 2010 were $898 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

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

Asset-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	8	11	4	6	249	278	303
2006	6	51	23	60	368	508	672
2005	2	6	0	0	6	14	17
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	16	68	27	66	623	800	992
All other portfolios
2010—2008	0	0	0	0	0	0	0
2007	5	0	21	7	259	292	307
2006	96	0	33	1	845	975	1,043
2005	13	131	58	23	134	359	380
2004 & Prior	22	229	39	68	312	670	713

Total all other portfolios	136	360	151	99	1,550	2,296	2,443

Total collateralized by sub-prime mortgages(2)	152	428	178	165	2,173	3,096	3,435
Other asset-backed securities:
Collateralized by credit cards	254	0	37	277	2	570	549
Collateralized by auto loans	182	9	0	6	0	197	123
Externally managed investments in the European market	0	0	198	0	0	198	198
Collateralized by education loans	42	20	0	0	0	62	101
Other asset-backed securities(3)	54	83	23	4	71	235	196

Total asset-backed securities	$684	$540	$436	$452	$2,246	$4,358	$4,602

Asset-Backed Securities at Fair Value—Closed Block Business
	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	7	8	4	6	174	199	224
2006	5	42	22	56	293	418	565
2005	2	6	0	0	4	12	15
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	14	56	26	62	471	629	804
All other portfolios
2010—2008	0	0	0	0	0	0	0
2007	5	0	16	3	138	162	194
2006	70	0	26	1	472	569	672
2005	12	119	42	18	71	262	255
2004 & Prior	18	179	32	51	219	499	522

Total all other portfolios	105	298	116	73	900	1,492	1,643

Total collateralized by sub-prime mortgages	119	354	142	135	1,371	2,121	2,447
Other asset-backed securities:
Collateralized by credit cards	266	0	33	274	2	575	538
Collateralized by auto loans	182	9	0	6	0	197	124
Externally managed investments in the European market	0	0	232	0	0	232	218
Collateralized by education loans	42	14	0	0	0	56	94
Other asset-backed securities(3)	56	82	22	3	52	215	169

Total asset-backed securities(4)	$665	$459	$429	$418	$1,425	$3,396	$3,590

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $3.1 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2010 are $0.1 billion of securities collateralized by second-lien exposures.
(3)	As of June 30, 2010, includes collateralized debt obligations with amortized cost of $69 million and fair value of $64 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, franchises, aircraft and equipment leases.
(4)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $3.435 billion as of December 31, 2009 to $3.096 billion as of June 30, 2010, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $975 million as of June 30, 2010 and $988 million as of December 31, 2009. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 31% as of June 30, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2010, based on amortized cost, approximately 72% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 43% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $3.096 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of June 30, 2010, were $894 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following table sets forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of June 30, 2010.

Residential Mortgage-Backed Securities at Amortized Cost

	June 30, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$8,406	99.2%	$1,998	87.7%
Collateralized mortgage obligations(2)(3)	67	0.8	279	12.3

Total residential mortgage-backed securities	$8,473	100.0%	$2,277	100.0%

Portion rated Aaa/AAA(4)	$8,377	98.9%	$2,060	90.4%

(1)	Of these securities, for the Financial Services Businesses, $6.923 billion are supported by U.S. government and $1.483 billion are supported by foreign government. For the Closed Block Business all are supported by the U.S. government.
(2)	Includes alternative residential mortgage loans of $36 million and $118 million in the Financial Services Businesses and the Closed Block Business, respectively.
(3)	Of these collateralized mortgage obligations, for the Financial Services Businesses, 45% have credit ratings of A or above, 4% have BBB credit ratings and the remaining 51% have below investment grade ratings. For the Closed Block Business, 40% have A credit ratings or above, 35% have BBB credit ratings, and 25% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

Weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital have led to a very difficult refinancing environment and an increase in the overall delinquency rate on commercial mortgages in the commercial mortgage-backed securities market. Despite an otherwise stabilizing economy, job growth, a key factor in driving demand for commercial real estate, remains weak. As a result, commercial real estate vacancies continue to rise and rents continue to deteriorate. However, the pace of deterioration has slowed and prices of commercial real estate appear to have bottomed. In addition, we have observed several market factors related to commercial mortgage-backed securities issued in 2006 and 2007, including less stringent underwriting, higher levels of leverage and collateral valuations that are generally no longer realizable. To ensure our investment objectives and asset strategies are maintained, we consider these market factors in making our investment decisions on securities in these vintages. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2010
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2009
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$69	$0	$0	$0	$0	$69	$0
2009	109	0	0	0	0	109	0
2008	182	0	20	45	25	272	331
2007	1,803	0	0	18	16	1,837	1,705
2006	2,986	275	63	0	6	3,330	3,145
2005	1,615	32	0	9	9	1,665	1,560
2004 & Prior	681	126	17	15	10	849	1,006

Total commercial mortgage-backed securities(2)(3)(4)	$7,445	$433	$100	$87	$66	$8,131	$7,747

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2010
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2009
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$72	$0	$0	$0	$0	$72	$0
2009	111	0	0	0	0	111	0
2008	187	0	19	43	24	273	306
2007	1,909	0	0	18	19	1,946	1,729
2006	3,219	294	64	0	8	3,585	3,190
2005	1,751	34	0	8	10	1,803	1,614
2004 & Prior	706	125	15	10	8	864	989

Total commercial mortgage-backed securities(2)(3)(4)	$7,955	$453	$98	$79	$69	$8,654	$7,828

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above as of June 30, 2010 are downgraded super senior securities with amortized cost of $347 million in AA and $63 million in A.
(4)	Included in the table above as of June 30, 2010 are agency commercial mortgage-backed securities with amortized cost of $200 million all rated AAA.

Included in the table above are commercial mortgage-backed securities collateralized by Non-U.S. properties all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations with an amortized cost of $11 million in AAA, $20 million in A, $72 million in BBB and $56 million in BB and below as of June 30, 2010, and $12 million in AAA, $20 million in A, $97 million in BBB and $203 million in BB and below as of December 31, 2009.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 31% as of June 30, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of June 30, 2010, based on amortized cost, approximately 95% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 77% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of June 30, 2010, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	June 30, 2010
	Lowest Rating Agency Rating(1)(2)
Vintage	AAA	AA	A	BBB	BB and below
2010	0%	0%	0%	0%	0%
2009	0	0	0	0	0
2008	32	0	0	0	0
2007	30	0	0	0	0
2006	31	31	30	0	0
2005	30	31	0	0	0
2004 & Prior	28	28	18	7	23

Non- U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	June 30, 2010
	Lowest Rating Agency Rating(1)(2)
Vintage	AAA	AA	A	BBB	BB and below
2010	0%	0%	0%	0%	0%
2009	0	0	0	0	0
2008	0	0	7	2	19
2007	0	0	0	0	8
2006	0	0	0	0	9
2005	0	0	0	12	5
2004 & Prior	0	0	0	0	0

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excludes agency commercial mortgage-backed securities.

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	June 30, 2010
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
2010	$0	$0	$0	$0	$0	$0	$0	$0
2009	0	0	0	0	0	0	0	0
2008	182	0	0	0	0	0	0	182
2007	1,784	0	0	0	0	0	0	1,784
2006	1,897	1,078	0	0	0	1	11	2,987
2005	639	961	0	0	0	0	15	1,615
2004 & Prior	55	157	0	0	274	183	8	677

Total(1)	$4,557	$2,196	$0	$0	$274	$184	$34	$7,245

(1)	Excludes agency commercial mortgage-backed securities of $200 million.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$0	$0	$0	$0	$0	$0	$0
2009	0	0	0	0	0	0	0
2008	17	0	0	0	0	17	15
2007	514	0	0	0	4	518	435
2006	796	62	11	0	0	869	852
2005	1,266	22	0	0	0	1,288	1,270
2004 & Prior	841	63	39	1	0	944	1,090

Total commercial mortgage-backed securities(2)	$3,434	$147	$50	$1	$4	$3,636	$3,662

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$0	$0	$0	$0	$0	$0	$0
2009	0	0	0	0	0	0	0
2008	18	0	0	0	0	18	15
2007	541	0	0	0	7	548	442
2006	843	66	11	0	0	920	842
2005	1,318	24	0	0	0	1,342	1,274
2004 & Prior	870	62	38	1	0	971	1,089

Total commercial mortgage-backed securities(2)	$3,590	$152	$49	$1	$7	$3,799	$3,662

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Included in the table above as of June 30, 2010 are downgraded super senior securities with amortized cost of $87 million in AA and $11 million in A.

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 28% as of June 30, 2010. See above for a definition of this percentage. As of June 30, 2010, based on amortized cost, approximately 89% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 53% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of June 30, 2010, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Closed Block Business

	June 30, 2010
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2010	0%	0%	0%	0%	0%
2009	0	0	0	0	0
2008	29	0	0	0	0
2007	30	0	0	0	5
2006	30	31	31	0	0
2005	28	31	0	0	0
2004 & Prior	24	30	28	10	0

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	June 30, 2010
	Super Senior AAA Structures				Other AAA
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2010	$0	$0	$0	$0	$0	$0	$0	$0
2009	0	0	0	0	0	0	0	0
2008	17	0	0	0	0	0	0	17
2007	514	0	0	0	0	0	0	514
2006	680	95	0	0	0	0	21	796
2005	1,047	219	0	0	0	0	0	1,266
2004 & Prior	48	11	0	0	704	75	3	841

Total	$2,306	$325	$0	$0	$704	$75	$24	$3,434

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. However, in the fourth quarter of 2009 the NAIC adopted rules which temporarily changed the methodology for determining the NAIC Designations for non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages. Under the new rules, rather than being based on the rating of a third party rating agency, as of December 31, 2009 the NAIC Designations for such securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. The modeled results used in determining NAIC designations as of December 31, 2009, remain unchanged and were utilized for reporting as of June 30, 2010. These rules are expected to be in place until a long-term solution for evaluating these securities is determined.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $8.5 billion, or 6%, of the total fixed maturities as of June 30, 2010 and $9.6 billion, or 7%, of the total fixed maturities as of December 31, 2009. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 33% and 29% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2010 and December 31, 2009. As of June 30, 2010, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $9.8 billion, or 7%, of the total fixed maturities, and may include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $6.0 billion, or 14%, of the total fixed maturities as of June 30, 2010 and $6.7 billion, or 16%, of the total fixed maturities as of December 31, 2009. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 51% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2010, compared to 41% of gross unrealized losses as of December 31, 2009. As of June 30, 2010, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $6.7 billion, or 16%, of the total fixed maturities, and may include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1) (2) NAIC Designation	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$97,766	$6,487	$1,191	$103,062	$94,368	$3,767	$1,845	$96,290
2	14,326	993	587	14,732	14,682	699	790	14,591

Subtotal High or Highest Quality Securities	112,092	7,480	1,778	117,794	109,050	4,466	2,635	110,881
3	2,475	42	295	2,222	2,743	44	314	2,473
4	1,422	18	337	1,103	1,657	22	345	1,334
5	545	24	195	374	685	19	202	502
6	109	16	46	79	197	25	69	153

Subtotal Other Securities(4)	4,551	100	873	3,778	5,282	110	930	4,462

Total Public Fixed Maturities	$116,643	$7,580	$2,651	$121,572	$114,332	$4,576	$3,565	$115,343

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of June 30, 2010 and December 31, 2009, 15 securities with amortized cost of $95 million (fair value, $96 million) and 19 securities with amortized cost of $177 million (fair value, $175 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $268 million of gross unrealized gains and $111 million gross unrealized losses as of June 30, 2010, compared to $195 million of gross unrealized gains and $129 million of gross unrealized losses as of December 31, 2009 on securities classified as held-to-maturity.
(4)	On amortized cost basis, as of June 30, 2010 includes $128 million in securitized bank loans and $123 million in emerging market securities.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$21,080	$1,422	$558	$21,944	$20,374	$656	$853	$20,177
2	5,324	447	139	5,632	5,732	308	187	5,853

Subtotal High or Highest Quality Securities	26,404	1,869	697	27,576	26,106	964	1,040	26,030
3	1,792	50	165	1,677	1,903	56	133	1,826
4	1,382	21	363	1,040	1,552	20	334	1,238
5	356	18	104	270	460	19	125	354
6	30	11	8	33	77	22	10	89

Subtotal Other Securities(2)	3,560	100	640	3,020	3,992	117	602	3,507

Total Public Fixed Maturities	$29,964	$1,969	$1,337	$30,596	$30,098	$1,081	$1,642	$29,537

(1)	Includes, as of June 30, 2010 and December 31, 2009, 16 securities with amortized cost of $86 million (fair value, $83 million) and 20 securities with amortized cost of $13 million (fair value, $8 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of June 30, 2010, includes $493 million in securitized bank loans and $277 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1) (2) NAIC Designation	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value

	(in millions)
1	$5,877	$502	$98	$6,281	$5,795	$259	$121	$5,933
2	11,650	883	307	12,226	10,485	452	379	10,558

Subtotal High or Highest Quality Securities	17,527	1,385	405	18,507	16,280	711	500	16,491
3	2,145	80	86	2,139	2,292	52	131	2,213
4	1,121	15	101	1,035	1,193	18	118	1,093
5	445	8	24	429	482	6	36	452
6	250	31	13	268	313	24	39	298

Subtotal Other Securities(4)	3,961	134	224	3,871	4,280	100	324	4,056

Total Private Fixed Maturities	$21,488	$1,519	$629	$22,378	$20,560	$811	$824	$20,547

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of June 30, 2010 and December 31, 2009, 139 securities with amortized cost of $1,098 million (fair value, $1,140 million) and 138 securities with amortized cost of $1,117 million (fair value, $1,124 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $31 million of gross unrealized gains and $2 million of gross unrealized losses as of June 30, 2010, compared to $16 million of gross unrealized gains and $4 million of gross unrealized losses as of December 31, 2009 on securities classified as held to maturity.
(4)	On an amortized cost basis, as June 30, 2010 includes $766 million in securitized bank loans and $181 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1) NAIC Designation	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,363	$458	$2	$3,819	$3,091	$247	$13	$3,325
2	7,109	732	27	7,814	6,632	467	41	7,058

Subtotal High or Highest Quality Securities	10,472	1,190	29	11,633	9,723	714	54	10,383
3	1,309	63	36	1,336	1,354	55	72	1,337
4	832	5	54	783	923	12	65	870
5	267	3	11	259	269	4	14	259
6	75	6	5	76	157	5	17	145

Subtotal Other Securities(2)	2,483	77	106	2,454	2,703	76	168	2,611

Total Private Fixed Maturities	$12,955	$1,267	$135	$14,087	$12,426	$790	$222	$12,994

(1)	Includes, as of June 30, 2010 and December 31, 2009, 71 securities with amortized cost of $1,236 million (fair value, $1,280 million) and 85 securities with amortized cost of $1,358 million (fair value, $1,375 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of June 30, 2010, includes $375 million in securitized bank loans and $258 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1) NAIC Designation	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$34,616	$2,657	$568	$36,705	$32,244	$1,564	$812	$32,996
2	24,036	1,788	735	25,089	23,122	1,091	985	23,228

Subtotal High or Highest Quality Securities	58,652	4,445	1,303	61,794	55,366	2,655	1,797	56,224
3	4,014	102	226	3,890	4,351	77	308	4,120
4	1,860	29	172	1,717	2,025	37	198	1,864
5	569	28	34	563	611	24	47	588
6	216	36	25	227	317	25	55	287

Subtotal Other Securities	6,659	195	457	6,397	7,304	163	608	6,859

Total Corporate Fixed Maturities(2)	$65,311	$4,640	$1,760	$68,191	$62,670	$2,818	$2,405	$63,083

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes reclassifications of prior period amounts to conform to current period presentations.

The following table sets forth our corporate securities by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

	June 30, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,798	$1,080	$78	$11,800	$10,252	$606	$77	$10,781
2	11,531	1,122	80	12,573	11,431	751	122	12,060

Subtotal High or Highest Quality Securities	22,329	2,202	158	24,373	21,683	1,357	199	22,841
3	2,515	90	65	2,540	2,720	87	108	2,699
4	1,472	22	100	1,394	1,627	29	102	1,554
5	420	21	24	417	415	22	26	411
6	96	14	9	101	196	24	22	198

Subtotal Other Securities	4,503	147	198	4,452	4,958	162	258	4,862

Total Corporate Fixed Maturities	$26,832	$2,349	$356	$28,825	$26,641	$1,519	$457	$27,703

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $2 million and $4 million for the three and six months ended June 30, 2010 respectively, and $3 million and $5 million for the three and six months ended June 30, 2009, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	June 30, 2010
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$290	$2	$140	$(1)	$430	$1
2	28	0	303	(2)	331	(2)

Subtotal	318	2	443	(3)	761	(1)
3	0	0	92	(1)	92	(1)
4	0	0	15	0	15	0
5	0	0	50	(1)	50	(1)
6	0	0	0	0	0	0

Subtotal	0	0	157	(2)	157	(2)

Total(2)	$318	$2	$600	$(5)	$918	$(3)

Credit Derivatives, Sold Protection—Financial Services Businesses

	December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$3	$140	$0	$435	$3
2	28	0	303	(3)	331	(3)

Subtotal	323	3	443	(3)	766	0
3	0	0	132	(2)	132	(2)
4	0	0	0	0	0	0
5	0	0	50	(1)	50	(1)
6	0	0	0	0	0	0

Subtotal	0	0	182	(3)	182	(3)

Total(2)	$323	$3	$625	$(6)	$948	$(3)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

	June 30, 2010
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$25	$0	$0	$0	$25	$0
2	0	0	0	0	0	0

Subtotal	25	0	0	0	25	0
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total(2)	$25	$0	$0	$0	$25	$0

Credit Derivatives, Sold Protection—Closed Block Business

	December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$28	$0	$0	$0	$28	$0
2	0	0	0	0	0	0

Subtotal	28	0	0	0	28	0
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total(2)	$28	$0	$0	$0	$28	$0

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of June 30, 2010 and December 31, 2009, the Financial Services Businesses had $1.774 billion and $1.852 billion of outstanding notional amounts, reported at fair value as a $44 million asset and a $113 million asset, respectively. As of June 30, 2010 and December 31, 2009, the Closed Block Business had $392 million and $461 million of outstanding notional amounts, reported at fair value as an asset of $12 million and $61 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $13 million and $26 million for the three and six months ended June 30, 2010 and $12 million and $19 million for the three and six months ended June 30, 2009, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	June 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,372	$317	$1,225	$267
Three months or greater but less than six months	326	106	714	175
Six months or greater but less than nine months	32	10	201	56
Nine months or greater but less than twelve months	36	11	1,260	431
Greater than twelve months	3,330	1,325	4,533	1,517

Total	$5,096	$1,769	$7,933	$2,446

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of June 30, 2010, and December 31, 2009. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.769 billion as of June 30, 2010, includes $1.169 billion relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of June 30, 2010, also includes $70 million of gross unrealized losses on securities with amortized cost of $105 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $6 million was included in the less than three months timeframe, $22 million was included in the three months or greater but less than six months timeframe, and $42 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace, liquidity discounts, and the impact of changes in foreign currency exchange rates, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At June 30, 2010, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	June 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$410	$96	$408	$94
Three months or greater but less than six months	143	44	203	52
Six months or greater but less than nine months	11	4	18	7
Nine months or greater but less than twelve months	41	14	859	306
Greater than twelve months	2,029	856	1,827	672

Total	$2,634	$1,014	$3,315	$1,131

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of June 30, 2010, and December 31, 2009. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.014 billion as of June 30, 2010, includes $880 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of June 30, 2010, does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At June 30, 2010, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

In addition, we recognize an other-than-temporary impairment in earnings for a debt security in an unrealized loss position when (a) we have the intent to sell the debt security or (b) it is more likely than not we will be required to sell the debt security before its anticipated recovery or (c) a foreign currency denominated security approaches maturity. For all debt securities in unrealized loss positions that do not meet any of these criteria, we analyze our ability to recover the amortized cost by comparing the net present value of our best estimate of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The determination of the assumptions used in these projections requires the use of significant management judgment. See Note 2 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these assumptions and our policies for recognizing other-than-temporary impairments for debt securities.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $123 million and $330 million for the three months ended June 30, 2010 and 2009, respectively, and $339 million and $739 million for the six months ended June 30, 2010 and 2009, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended June 30, 2010 and 2009, were $38 million and $209 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the six months ended June 30, 2010 and 2009 include $88 million and $449 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $16 million and $172 million for the three months ended June 30, 2010, and 2009, respectively, and $54 million and $353 million for the six months ended June 30, 2010 and 2009, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended June 30, 2010, and 2009, were $10 million and $100 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the six months ended June 30, 2010 and 2009 include $32 million and $201 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$646	$646	$725	$725
Fixed Maturities:
Corporate Securities	9,451	10,001	9,202	9,502
Commercial Mortgage-Backed	2,057	2,102	1,899	1,893
Residential Mortgage-Backed	1,260	1,288	1,434	1,432
Asset-Backed Securities	1,041	884	1,022	857
Foreign Government	520	528	508	517
U.S. Government	345	343	169	159

Total Fixed Maturities	14,674	15,146	14,234	14,360
Equity Securities	1,082	941	1,033	935

Total trading account assets supporting insurance liabilities	$16,402	$16,733	$15,992	$16,020

As a percentage of amortized cost, 75% of the portfolio was publicly traded as of both June 30, 2010, and December 31, 2009. As of June 30, 2010 and December 31, 2009, 89% and 88%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of June 30, 2010, $1.081 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $111 million secured by “ALT-A” mortgages, represented the remaining $179 million of residential mortgage-backed securities, of which 88% have credit ratings of A or better and 12% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2010		December 31, 2009
Industry(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$3,146	$3,388	$3,089	$3,221
Utilities	2,006	2,115	2,017	2,076
Services	1,519	1,599	1,322	1,364
Finance	1,125	1,142	1,254	1,261
Energy	812	858	705	733
Transportation	476	498	474	488
Retail and Wholesale	353	387	330	348
Other	14	14	11	11

Total Corporate Securities	$9,451	$10,001	$9,202	$9,502

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
Collateralized by sub-prime mortgages:
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	125	125	127
2006	0	1	0	4	111	116	131
2005	0	2	0	0	52	54	60
2004 & Prior	3	14	5	12	41	75	79

Total collateralized by sub-prime mortgages	3	17	5	16	329	370	397
Other asset-backed securities:
Collateralized by auto loans	8	2	0	0	0	10	136
Collateralized by credit cards	418	0	0	83	0	501	388
Other asset-backed securities	42	72	11	24	11	160	101

Total asset-backed securities	$471	$91	$16	$123	$340	$1,041	$1,022

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	51	51	65
2006	0	1	0	4	62	67	82
2005	0	2	0	0	36	38	42
2004 & Prior	2	12	4	10	22	50	51

Total collateralized by sub-prime mortgages(1)	2	15	4	14	171	206	240
Other asset-backed securities:
Collateralized by auto loans	8	2	0	0	0	10	137
Collateralized by credit cards	439	0	0	82	0	521	397
Other asset-backed securities(2)	43	70	11	18	5	147	83

Total asset-backed securities	$492	$87	$15	$114	$176	$884	$857

(1)	Included within the $206 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of June 30, 2010 are $3 million of securities collateralized by second-lien exposures at fair value.
(2)	As of June 30, 2010, includes collateralized debt obligations with fair value of $15 million, none of which are secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, franchises, education loans, and equipment leases.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$20	$0	$0	$0	$0	$20	$0
2009	4	0	0	0	0	4	0
2008	30	0	0	0	0	30	0
2007	80	0	0	0	0	80	46
2006	477	4	0	0	0	481	197
2005	912	9	0	0	0	921	850
2004 & Prior	419	29	44	17	12	521	806

Total commercial mortgage-backed securities(1)	$1,942	$42	$44	$17	$12	$2,057	$1,899

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$21	$0	$0	$0	$0	$21	$0
2009	5	0	0	0	0	5	0
2008	30	0	0	0	0	30	0
2007	81	0	0	0	0	81	43
2006	490	4	0	0	0	494	200
2005	945	10	0	0	0	955	856
2004 & Prior	426	28	41	11	10	516	794

Total commercial mortgage-backed securities	$1,998	$42	$41	$11	$10	$2,102	$1,893

(1)	Included in the table above as of June 30, 2010 are downgraded super senior securities with amortized cost of $13 million in AA and $0 million in A.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$7,232	$349	$75	$7,506	$6,986	$193	$91	$7,088
2	2,605	175	52	2,728	2,349	118	30	2,437

Subtotal High or Highest Quality Securities	9,837	524	127	10,234	9,335	311	121	9,525
3	367	7	41	333	422	7	45	384
4	219	2	42	179	272	3	41	234
5	73	1	28	46	93	0	33	60
6	51	0	38	13	76	2	51	27

Subtotal Other Securities	710	10	149	571	863	12	170	705

Total Public Fixed Maturities	$10,547	$534	$276	$10,805	$10,198	$323	$291	$10,230

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2) NAIC Designation	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$775	$63	$3	$835	$833	$32	$12	$853
2	2,472	180	17	2,635	2,379	116	18	2,477

Subtotal High or Highest Quality Securities	3,247	243	20	3,470	3,212	148	30	3,330
3	693	21	19	695	592	11	18	585
4	111	3	7	107	153	4	11	146
5	57	1	2	56	54	1	4	51
6	19	0	6	13	25	0	7	18

Subtotal Other Securities	880	25	34	871	824	16	40	800

Total Private Fixed Maturities	$4,127	$268	$54	$4,341	$4,036	$164	$70	$4,130

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Other Trading Account Assets

“Other trading account assets, at fair value” consist primarily of investments we use for asset and liability management activities. Also, for certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, we may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets.” These instruments are carried at fair value, with realized and unrealized gains and losses reported in “Asset management fees and other income,” and excluded from adjusted operating income. Interest and dividend income from these investments is reported in “Net investment income,” and is included in adjusted operating income. The following table sets forth the composition of our other trading account assets as of the dates indicated.

	June 30, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$5	$5	$0	$0	$5	$5	$0	$0
Fixed Maturities:
Corporate Securities	158	146	110	109	191	192	110	122
Commercial Mortgage-Backed	177	116	0	0	238	136	0	0
Residential Mortgage-Backed	321	181	0	0	287	158	0	0
Asset-Backed Securities	677	628	32	33	965	913	40	40
Foreign Government	22	22	0	0	24	24	0	0
U.S. Government	0	0	0	0	12	12	0	0

Total Fixed Maturities	1,355	1,093	142	142	1,717	1,435	150	162
Equity Securities	147	139	2	2	148	157	4	5
Other	19	20	0	0	17	19	0	0

Total other trading account assets	$1,526	$1,257	$144	$144	$1,887	$1,616	$154	$167

As of June 30, 2010, on an amortized cost basis 85% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 10% have BBB and the remaining 5% have BB and below credit ratings. As of June 30, 2010, on an amortized cost basis 48% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 52% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of June 30, 2010 and December 31, 2009 we held approximately 11% and 12%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $472 million and $534 million allowance for losses as of June 30, 2010 and December 31, 2009, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	June 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial mortgage loans	$19,395	$8,454	$19,322	$8,486
Uncollateralized loans	1,397	0	1,349	0
Loans collateralized by residential properties	881	1	909	1
Other collateralized loans(1)	93	0	111	0

Total commercial mortgage and other loans(2)	$21,766	$8,455	$21,691	$8,487

(1)	Other collateralized loans attributable to the Financial Services Businesses include $78 million and $93 million of collateralized consumer loans and $15 million and $17 million of loans collateralized by aviation assets as of June 30, 2010 and December 31, 2009, respectively.
(2)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Composition of Commercial Mortgage Loans

The global financial markets have experienced extreme stress since the second half of 2007, though the flow of capital to commercial real estate has improved dramatically during the first half of 2010. Portfolio lenders are actively originating loans on the highest quality properties in primary markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. In addition, the commercial banks are selectively more active and there has been an emergence of new loan origination activity by a handful of securitization lenders. These conditions have led to greater competition for portfolio lenders such as our general account, resulting in a tightening on loan pricing, though underwriting remains conservative. While there is still weakness in commercial real estate fundamentals, delinquency rates on our commercial mortgage loans remain relatively stable. For certain property types, the market fundamentals are beginning to stabilize, though other property types will lag in terms of rising vacancies or falling rents. For additional information see “—Realized Investment Gains and Losses.”

Our commercial mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial mortgage loans by geographic region and property type as of the dates indicated.

	June 30, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by region:
U.S. Regions:
Pacific	$5,702	29.4%	$2,764	32.7%	$5,744	29.7%	$2,834	33.4%
South Atlantic	4,619	23.8	1,671	19.8	4,530	23.4	1,687	19.9
Middle Atlantic	3,016	15.6	1,981	23.4	2,909	15.1	1,837	21.6
East North Central	1,672	8.6	405	4.8	1,649	8.5	448	5.3
West South Central	1,320	6.8	634	7.5	1,370	7.1	653	7.7
Mountain	1,090	5.6	386	4.6	1,070	5.6	398	4.7
New England	738	3.8	212	2.5	775	4.0	214	2.5
West North Central	550	2.9	189	2.2	563	2.9	196	2.3
East South Central	331	1.7	160	1.9	367	1.9	163	1.9

Subtotal-U.S.	19,038	98.2	8,402	99.4	18,977	98.2	8,430	99.3
Asia	45	0.2	0	0.0	11	0.1	0	0.0
Other	312	1.6	52	0.6	334	1.7	56	0.7

Total commercial mortgage loans	$19,395	100.0%	$8,454	100.0%	$19,322	100.0%	$8,486	100.0%

	June 30, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by property type:
Industrial buildings	$4,323	22.3%	$1,832	21.7%	$4,290	22.2%	$1,861	21.9%
Retail stores	4,299	22.2	1,815	21.4	4,123	21.3	1,677	19.8
Office buildings	3,984	20.5	1,835	21.7	4,001	20.7	1,859	21.9
Apartment complexes	2,780	14.3	1,286	15.2	2,881	14.9	1,376	16.2
Other	1,799	9.3	547	6.5	1,809	9.4	550	6.5
Hospitality	1,155	6.0	454	5.4	1,137	5.9	453	5.3
Agricultural properties	1,055	5.4	685	8.1	1,081	5.6	710	8.4

Total commercial mortgage loans	$19,395	100.0%	$8,454	100.0%	$19,322	100.0%	$8,486	100.0%

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

As of June 30, 2010, our general account investments in commercial mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.74 times, and a weighted average loan-to-value ratio of 65%. As of June 30, 2010, approximately 96% of commercial mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of June 30, 2010, our general account investments in commercial mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.84 times, and a weighted average loan-to-value ratio of 58%. As of June 30, 2010, approximately 99% of commercial mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial mortgage loans attributable to the Financial Services Businesses that were originated in 2010, the weighted average debt service coverage ratio was 2.17 times and the weighted average loan-to-value ratio was 57%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.9 billion of such loans as of June 30, 2010 and $1.1 billion of such loans as of December 31, 2009, respectively, and our commercial mortgage loan portfolio attributable to the Closed Block Business included approximately $0.3 billion and $0.4 billion of such loans as of June 30, 2010 and December 31, 2009, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of June 30, 2010 there are $7 million of loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below, For information regarding similar loans we hold as part of our commercial mortgage operations, see “—Invested Assets of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	June 30, 2010
	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$2,589	$555	$666	$577	$197	$76	$4,660
50% - 60%	1,405	373	945	414	191	155	3,483
60% - 70%	352	526	1,286	1,167	287	93	3,711
70% - 80%	185	365	1,278	1,472	351	198	3,849
80% - 90%	115	30	296	495	382	361	1,679
90% - 100%	20	0	83	152	223	286	764
Greater than 100%	16	20	52	76	172	913	1,249

Total commercial mortgage loans	$4,682	$1,869	$4,606	$4,353	$1,803	$2,082	$19,395

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	June 30, 2010
	Debt Service Coverage Ratio						Total Commercial Mortgage Loans
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
0% - 50%	$1,697	$338	$487	$465	$52	$75	$3,114
50% - 60%	507	152	393	169	68	113	1,402
60% - 70%	76	190	407	672	95	68	1,508
70% - 80%	20	24	376	434	172	37	1,063
80% - 90%	113	73	105	173	136	58	658
90% - 100%	0	0	39	127	108	38	312
Greater than 100%	0	0	123	0	0	274	397

Total commercial mortgage loans	$2,413	$777	$1,930	$2,040	$631	$663	$8,454

The following table sets forth the breakdown of our commercial mortgage loans by year of origination as of June 30, 2010.

Commercial Mortgage Loans by Year of Origination

	June 30, 2010
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2010	$1,017	5.2%	$430	5.1%
2009	1,570	8.1	502	5.9
2008	3,700	19.1	1,199	14.2
2007	4,586	23.7	1,661	19.7
2006	3,182	16.4	1,035	12.2
2005 and prior	5,340	27.5	3,627	42.9

Total commercial mortgage loans	$19,395	100.0%	$8,454	100.0%

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

The following table sets forth the gross carrying value for commercial mortgage and other loans by loan classification as of the dates indicated:

	June 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Current	$21,497	$8,421	$21,385	$8,461
Delinquent, not in foreclosure	115	17	179	13
Delinquent, in foreclosure	8	0	6	3
Restructured	146	17	121	10

Total commercial mortgage and other loans	$21,766	$8,455	$21,691	$8,487

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	June 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$410	$124	$153	$58
Addition to/(release of) allowance for losses	(37)	(19)	335	86
Charge-offs, net of recoveries	(5)	(2)	(81)	(20)
Change in foreign exchange	(1)	0	3	0
Transfers In/Out	0	2	0	0

Allowance, end of period	$367	$105	$410	$124

As of June 30, 2010, the $367 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $150 million related to loan specific reserves and $217 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2009, the $410 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $162 million related to loan specific reserves and $248 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of June 30, 2010, the $105 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $9 million related to loan specific reserves and $96 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2009, the $124 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $13 million related to loan specific reserves and $111 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

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

Equity Securities—Financial Services Businesses

	June 30, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$296	$23	$16	$303	$398	$21	$20	$399
Non-redeemable preferred stocks	10	3	1	12	10	3	1	12
Mutual fund common stocks(2)	1,454	374	0	1,828	1,394	371	0	1,765
Other common stocks	1,129	65	44	1,150	1,177	45	96	1,126

Total public equity	$2,889	$465	$61	$3,293	$2,979	$440	$117	$3,302

Private Equity
Perpetual preferred stocks(1)	$413	$13	$21	$405	$432	$11	$39	$404
Non-redeemable preferred stocks	14	2	2	14	20	32	0	52
Common stock	12	10	0	22	17	23	0	40

Total private equity(3)	$439	$25	$23	$441	$469	$66	$39	$496

Total equity	$3,328	$490	$84	$3,734	$3,448	$506	$156	$3,798

(1)	These securities have characteristics of both debt and equity securities.
(2)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance. These mutual funds invest primarily in high yield bonds.
(3)	Hedge funds and other alternative investments are included in “Other long term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Closed Block Business

	June 30, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$153	$10	$12	$151	$161	$8	$11	$158
Non-redeemable preferred stocks	1	0	0	1	1	0	0	1
Common stock	2,619	304	189	2,734	2,476	496	58	2,914

Total public equity	$2,773	$314	$201	$2,886	$2,638	$504	$69	$3,073

Private Equity
Perpetual preferred stocks(1)	$0	$0	$0	$0	$0	$0	$0	$0
Non-redeemable preferred stocks	6	2	0	8	6	0	0	6
Common stock	0	0	0	0	3	3	0	6

Total private equity	$6	$2	$0	$8	$9	$3	$0	$12

Total equity	$2,779	$316	$201	$2,894	$2,647	$507	$69	$3,085

(1)	These securities have characteristics of both debt and equity securities.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	June 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$572	$28	$829	$30
Three months or greater but less than six months	58	7	159	18
Six months or greater but less than nine months	37	3	13	1
Nine months or greater but less than twelve months	25	3	56	7
Greater than twelve months	339	28	691	59

Total	$1,031	$69	$1,748	$115

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	June 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$13	$4	$24	$6
Three months or greater but less than six months	8	2	49	13
Six months or greater but less than nine months	0	0	12	4
Nine months or greater but less than twelve months	0	0	21	5
Greater than twelve months	22	9	36	13

Total	$43	$15	$142	$41

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of June 30, 2010, were primarily concentrated in the finance and other sectors compared to December 31, 2009, where the gross unrealized losses were primarily concentrated in the finance, energy, and manufacturing sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $15 million as of June 30, 2010, does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	June 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$2,116	$74	$2,188	$10
Three months or greater but less than six months	199	24	267	23
Six months or greater but less than nine months	68	10	8	0
Nine months or greater but less than twelve months	39	5	16	4
Greater than twelve months	68	5	109	11

Total	$2,490	$118	$2,588	$48

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	June 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$252	$68	$29	$8
Three months or greater but less than six months	25	9	24	10
Six months or greater but less than nine months	8	4	2	1
Nine months or greater but less than twelve months	4	2	4	2
Greater than twelve months	0	0	0	0

Total	$289	$83	$59	$21

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of June 30, 2010, were primarily concentrated in the manufacturing, finance, and services sectors compared to December 31, 2009, where the gross unrealized losses were primarily concentrated in the finance, services, and manufacturing sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $83 million as of June 30, 2010 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis and is included in “Realized investment gains (losses), net.” See Note 2 to the Unaudited Interim Consolidated Financial Statements for additional information regarding our policies around other-than-temporary impairments for equity securities. See Note 13 to the Unaudited Interim Consolidated Financial Statements for information regarding the fair value methodology used for equity securities.

Impairments of equity securities attributable to the Financial Services Businesses were $5 million and $64 million for the three months ended June 30, 2010, and 2009, respectively, and $71 million and $317 million for the six months ended June 30, 2010, and 2009, respectively. Impairments of equity securities attributable to the Closed Block Business were $2 million and $199 million for the three months ended June 30, 2010, and 2009, respectively, and $5 million and $439 million for the six months ended June 30, 2010, and 2009, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$303	$325	$331	$338
Non-real estate related	1,051	1,094	816	1,049
Real estate held through direct ownership(1)	1,107	10	1,055	0
Other(2)	271	400	609	158

Total other long-term investments	$2,732	$1,829	$2,811	$1,545

(1)	Primarily includes investment in an office building used by our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Bank of New York and Boston. For additional information regarding our holding in the Federal Home Loan Bank of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	June 30, 2010	December 31, 2009
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,801	$1,953
Private, available for sale, at fair value	68	49
Other trading account assets, at fair value	4,101	1,250
Equity securities, available for sale, at fair value	13	12
Commercial mortgage and other loans, at book value (1)	1,698	1,740
Other long-term investments	1,589	1,548
Short-term investments	1,027	1,185

Total investments	$10,297	$7,737

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

As of June 30, 2010, invested assets held outside the general account in other entities and operations include available for sale residential mortgage-backed securities with amortized cost of $892 million and fair value of $935 million, 99% of which have credit ratings of A or above and the remaining 1% of which have credit ratings of BBB and below. Also included are available for sale commercial mortgage-backed securities with amortized cost of $126 million and fair value of $134 million, 95% of which have credit ratings of A or above and the remaining 5% of which have credit ratings of B and below. Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of June 30, 2010 all of which have AAA credit ratings.

As of June 30, 2010, invested assets held outside the general account in other entities and operations also includes available for sale asset-backed securities with amortized cost of $254 million and fair value of $265 million, none which represents securities collateralized by sub-prime mortgages. Based on amortized cost, 83% of the available for sale asset-backed securities have credit ratings of A or above, 7% have credit ratings of BBB and the remaining 10% have BB or below credit ratings. The asset-backed securities as of June 30, 2010, include collateralized debt obligations with amortized cost of $37 million and fair value of $25 million. An additional $26 million of asset-backed securities held outside the general account as of June 30, 2010 are classified as other trading account assets, 86% of which have credit ratings of AAA and 14% of which have credit ratings of B.

Other Trading Account Assets

Other trading account assets primarily include trading positions held by our derivatives trading operations and our global commodities group used in a dealer or broker capacity and derivative hedging positions used in a non-broker or non-dealer capacity. The derivative hedging positions used in a non-broker or non-dealer capacity primarily include a portfolio of derivatives primarily intended to economically hedge the risks related to certain products. Trading positions held by our derivatives trading operations used in a broker or dealer capacity include various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. We seek to use short security positions, forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks associated with these positions. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts. Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal.

Commercial mortgage and other loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of June 30, 2010 and December 31, 2009, the interim loans had an unpaid principal balance of $1.5 billion and $1.7 billion, respectively, and an allowance for losses or credit related market value losses totaling $182 million and $236 million, respectively. The weighted average loan-to-value ratio was 109% as of June 30, 2010 and 112% as of December 31, 2009, indicating that, in aggregate, the loan amount was greater than the collateral value, and the weighted average debt service coverage ratio was 1.19 times as of June 30, 2010 and 1.16 times as of December 31, 2009. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of June 30, 2010, we also hold $87 million of commercial real estate held for sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

	June 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
General Account
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$8,654	$3,799	$7,828	$3,662
Trading Account Assets Supporting Insurance Liabilities	2,102	0	1,893	0
Other Trading Account Assets	116	0	136	0
Commercial Mortgage Loans, at gross carrying value(1)	19,395	8,454	19,322	8,486
Real estate related joint ventures and limited partnerships(2)	303	325	331	338
Real estate held through direct ownership(3)	1,107	10	1,055	0

Other Entities and Operations(4)
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$134	$0	$92	$0
Other Trading Account Assets	0	0	0	0
Commercial Mortgage Loans, at gross carrying value(5)	1,703	0	1,739	0
Real estate related joint ventures and limited partnerships(2)	490	0	492	0
Real estate held through direct ownership(3)	532	0	461	0

(1)	Carrying value is generally based on unpaid principal balance. Amounts are shown gross of allowance for losses of $330 million and $105 million as of June 30, 2010 and $371 million and $124 million as of December 31, 2009, attributable to the Financial Services Businesses and the Closed Block Business, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.
(2)	Balances accounted for under either the cost or equity method and include all real estate related exposures, net of impairments.
(3)	Represents wholly-owned investment real estate which we have the intent to hold for the production of income as well as real estate held for sale. Real estate which we have the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.
(4)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.
(5)	Carrying value is generally based on unpaid principal balance, the lower of cost or fair value, or fair value. Amounts are shown gross of allowance for losses of $124 million and $147 million as of June 30, 2010 and December 31, 2009, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.

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

We continue to refine our metrics for capital management. These refinements to the current framework, which is primarily based on statutory risk based capital measures, are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company. In addition, we continue to use an economic capital framework for making certain business decisions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and its subsidiaries. See “Risk Factors” in Part II, Item IA for information regarding the potential effects of the Dodd-Frank bill on the Company.

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

As of June 30, 2010, Prudential Financial had cash and short-term investments of $6.190 billion, an increase of $2.360 billion from December 31, 2009. Included in the cash and short-term investments of Prudential Financial is $910 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Also included are short-term investments of $1.273 billion, consisting primarily of government agency securities and money market funds.

Prudential Financial’s principal sources and uses of cash and short-term investments for the six months ended June 30, 2010 were as follows:

Six Months Ended June 30, 2010
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,558
Proceeds from the issuance of long-term senior debt(2)	2,234
Repayment of funding agreements from Prudential Insurance	480
Proceeds from stock-based compensation and exercise of stock options	136
Proceeds from short-term debt, net of repayments	63

Total sources	5,471

Uses:
Capital contributions to subsidiaries(3)	887
Shareholder dividends	40
Repayment of long-term senior debt	25
Repayment of retail medium-term notes	420
Net borrowings under intercompany loan agreements(4)	706
Payment of income taxes (5)	701
Other, net	332

Total uses	3,111

Net increase in cash and short-term investments	$2,360

(1)	Includes dividends and/or returns of capital of $2.4 billion from Prudential Insurance, $122 million from international insurance subsidiaries, $14 million from asset management subsidiaries and $22 million from other subsidiaries.
(2)	See “—Financing Activities.”
(3)	Includes capital contributions of $488 million to asset management subsidiaries, $283 million to international insurance and investments subsidiaries, $62 million to our offshore captive reinsurer and $54 million to other subsidiaries.
(4)	Includes net borrowings of $300 million and $150 million by Prudential Arizona Reinsurance Term Company and Universal Prudential Arizona Reinsurance Captive Company, respectively, funding statutory reserves required under Regulation XXX and Guideline AXXX, as discussed in more detail in “—Financing Activities,” and net borrowings of $274 million by our asset management subsidiaries. The remainder represents loans and repayments from other subsidiaries and net activity in our intercompany liquidity account described above.
(5)	Primarily represents an estimated tax payment to the Internal Revenue Service made March 15, 2010 with an extension request for Prudential Financial and its subsidiaries 2009 consolidated federal income tax return. This payment is driven in part by the gain on the sale of our minority joint venture interest in Wachovia Securities. Prudential Financial has already received tax payments in 2009 related to this payment to the Internal Revenue Service pursuant to a tax allocation agreement with its subsidiaries.

Prudential Financial is a holding company whose principal assets are its investments in subsidiaries. We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Currently, some of our ratings are below these targets. For a description of material rating actions that have occurred this year through the date of this filing and a discussion of the potential impacts of ratings downgrades, see “—Ratings.”

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of June 30, 2010 was as follows:

June 30, 2010
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/ postretirement benefits)	$26,758
Junior subordinated debt (hybrid securities)(1)	1,519
Capital debt(1)	7,562

Total capital	$35,839

(1)	Our capital debt to total capital ratio was 24.3% as of June 30, 2010. As a result of revised guidance regarding the treatment of hybrid securities issued by Moody’s on July 1, 2010, for the purpose of calculating this ratio, 25% of the hybrid securities are attributed equity credit, with the remaining 75% treated as capital debt.

As shown in the table above, as of June 30, 2010, the Financial Services Businesses had $35.8 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of June 30, 2010.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2009, Prudential Insurance’s unassigned surplus was $5.295 billion, and it recorded applicable adjustments for cumulative unrealized investment gains of $925 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance, or NJDOBI, or the Department, of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the prior calendar year’s statutory surplus or (ii) the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for payment of the dividend. Prudential Insurance’s statutory surplus as of December 31, 2009 was $10.042 billion and its statutory net gain from operations, excluding realized investment gains and losses, for the year ended December 31, 2009 was $2.424 billion. In addition to the regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

In the second quarter of 2010, Prudential Insurance declared an ordinary dividend of $2.4 billion to Prudential Holdings, LLC. This dividend was paid to Prudential Holdings in the second quarter of 2010 and in turn distributed to Prudential Financial. Our ability to pay an extraordinary dividend in 2010 is contingent upon market conditions and other factors.

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

Commercial Paper Programs

Prudential Financial has a commercial paper program, the authorized capacity of which was reduced from $5.0 billion to $3.0 billion as of June 30, 2010. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. As of June 30, 2010, Prudential Financial’s outstanding commercial paper borrowings were $209 million, representing an increase of $63 million from December 31, 2009. The weighted average maturity of Prudential Financial’s outstanding commercial paper was 18 days, of which 10% was overnight. The daily average commercial paper outstanding during the first six months of 2010 under this program was $165 million. The weighted average interest rate on these borrowings was 0.40% and 2.01% for the six months ended June 30, 2010 and 2009, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program, the authorized capacity of which was reduced from $12.0 billion to $7.0 billion as of June 30, 2010. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance. As of June 30, 2010, Prudential Funding’s outstanding commercial paper borrowings were $844 million, representing an increase of $114 million from December 31, 2009. The weighted average maturity of Prudential Funding’s outstanding commercial paper was 31 days, of which 26% was overnight. As of June 30, 2010, the majority of the proceeds from outstanding commercial paper were utilized to fund the working capital needs of our affiliates and short-term cash flow timing mismatches, while the remainder was primarily held in cash and cash equivalents. The daily average commercial paper outstanding during the first six months of 2010 under this program was $830 million. The weighted average interest rates on these borrowings were 0.29% and 0.86% for the six months ended June 30, 2010 and 2009, respectively.

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

Both commercial paper programs are backed by our unsecured committed lines of credit. As of June 30, 2010, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.3 billion. Effective July 15, 2010, in connection with an amendment to certain terms and conditions of the credit facilities, we reduced the aggregate size of these credit facilities to $3.9 billion. There were no outstanding borrowings under these facilities as of June 30, 2010 or as of the date of this filing. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As of June 30, 2010, our Financial Services Businesses had liabilities totaling $5.103 billion under such programs, including $2.683 billion representing securities sold under agreements to repurchase, $1.866 billion representing cash collateral for loaned securities and $554 million representing securities sold but not yet purchased. Of the $5.103 billion for the Financial Services Businesses as of June 30, 2010, $2.723 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from 2 days to 3 months with a weighted average maturity of 40 days. As of December 31, 2009, our Financial Services Businesses had liabilities totaling $5.532 billion under such programs.

As of June 30, 2010, our Closed Block Business had liabilities totaling $3.903 billion under such programs, including $3.237 billion representing securities sold under agreements to repurchase and $666 million representing cash collateral for loaned securities. Of the $3.903 billion for the Closed Block Business as of June 30, 2010, $3.119 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from 2 days to 3 months with a weighted average maturity of 27 days. As of December 31, 2009, our Closed Block Business had liabilities totaling $3.888 billion under such programs. In addition, as of June 30, 2010, the Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $301 million of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of June 30, 2010, our domestic insurance entities had assets eligible for the lending program of $78.0 billion, of which $8.1 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2010, we believe approximately $23.7 billion of the remaining eligible assets are readily lendable, of which approximately $16.2 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints. Further, changes in market conditions can affect the ability to lend the available assets.

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

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount up to 7% of its prior year-end statutory net admitted assets, excluding separate account assets. This limitation resets to 5% on December 31, 2010 unless extended by NJDOBI. NJDOBI has also limited the aggregate amount of assets that Prudential Insurance may pledge for any loans, including FHLBNY borrowings, to up to 10% of its prior year-end statutory net admitted assets, excluding separate account assets; however, this limitation excludes certain activities, such as the asset-based financing transactions described above. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2009, the 7% limitation equates to a maximum amount of pledged assets of $10.4 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $8.7 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of June 30, 2010, we had pledged qualifying assets with a fair value of $3.8 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.9 billion as of June 30, 2010.

As of June 30, 2010, the $1.0 billion of FHLBNY outstanding advances are reflected in “Short-term debt” and represent a $1.0 billion decrease from December 31, 2009, reflecting the repayment of collateralized advances that matured on June 4, 2010. The repayment at maturity was funded through the repayment of an affiliate loan (which was replaced by a loan from Prudential Financial) and with available cash. The outstanding $1.0 billion collateralized advance matures on December 6, 2010. Upon maturity, this advance is expected to be repaid using a combination of available cash and refinancing with FHLBNY. As of June 30, 2010, proceeds from this advance of $398 million were used to support the operating needs of our businesses, $294 million were used as a replacement source of funding for a portion of capital requirements of Gibraltar Life, previously funded through foreign currency denominated unsecured bridge loan facilities, and the balance was used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston, or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of June 30, 2010, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of June 30, 2010, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity based FHLBB stock, of approximately $1.0 billion.

Liquidity and Capital Resources of Subsidiaries

Domestic Insurance Subsidiaries

General Liquidity

We manage the liquidity of our domestic insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our domestic operations are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/

liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims. The impact of Prudential Funding’s financing capacity on liquidity, as discussed more fully under “—Alternative Sources of Liquidity,” is considered in the internal liquidity measures of the domestic insurance operations.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. The results are affected substantially by the overall asset type and quality of our investments.

Pursuant to the documentation for the disposition of our property and casualty operations completed in 2003, we were required to deposit cash or securities into a trust for the purpose of securing insurance liabilities that were to have been transferred to Prudential Insurance following completion of the disposition but that have not been so transferred. In June 2010, we deposited securities which, as of June 30, 2010, have a market value of $584 million. The deposit of these assets was not a material liquidity event for Prudential Insurance.

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

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business. Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$38,346	47%	$38,078	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,827	26	20,570	26
At market value	1,752	2	1,598	2
At contract value, less surrender charge of 5% or more	3,318	4	4,166	5

Subtotal	64,243	79	64,412	80
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,889	21	16,382	20

Total annuity reserves and deposit liabilities	$81,132	100%	$80,794	100%

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of June 30, 2010 and December 31, 2009, our domestic insurance operations had liquid assets of $135.9 billion and $134.3 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $6.1 billion and $11.1 billion as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, $115.0 billion, or 90.8%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were considered high or highest quality based on NAIC or equivalent rating. The remaining $11.7 billion, or 9.2%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings target. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. Prudential Insurance reported an RBC ratio of 577% as of December 31, 2009. The RBC ratio is an annual calculation; however, based upon June 30, 2010 amounts, we estimate that our RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

We recently changed the focus of our capital hedge program from the equity price risk associated with our annuities business to a broader view of equity market exposure of the statutory capital of the Financial Services Businesses as a whole. In the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment as described under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” and entered into equity index-linked derivative transactions that are designed to mitigate the impact on statutory capital of a severe equity market stress event. The program now focuses on tail risk rather than general equity market declines in order to protect our capital in a more cost-effective manner under stress scenarios. We assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of the Company’s risk position or other factors.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 did not have a material impact on the statutory surplus of our domestic life insurance subsidiaries in the aggregate. However, VACARVM resulted in higher statutory reserves ceded to our offshore captive reinsurance company, which increased statutory reserve credit requirements by approximately $635 million from the levels at December 31, 2008. In 2009, we satisfied the reinsurance reserve credit requirement through a combination of funding statutory reserve credit trusts with available cash of the captive reinsurer and cash proceeds from an inter-company loan to the captive reinsurer from Prudential Insurance. For the second quarter of 2010, we provided additional funding to the reinsurance trusts of $379 million to meet increased reserve credit requirements due to unfavorable market conditions.

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of June 30, 2010 and December 31, 2009, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $75.4 billion and $74.0 billion, respectively. Of those amounts, $40.0 billion and $41.1 billion, respectively, were associated with Gibraltar Life.

A special dividend was payable to certain Gibraltar Life policyholders based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. The first special dividend was paid in 2005 and the final special dividend was payable generally on the next anniversary of the issue date of each applicable insurance policy, beginning in April 2009. During the six months ended June 30, 2010, Gibraltar made distributions to policyholders of $129 million in payment of the 2009 special dividend liability, primarily in the form of additional policy values, and to a lesser extent in cash. As of June 30, 2010, the liability related to the special dividend was fully paid.

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

The Prudential Life Insurance Company, Ltd., or Prudential of Japan, had $28.5 billion and $26.2 billion of general account insurance related liabilities, other than dividends to policyholders, as of June 30, 2010 and December 31, 2009, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of June 30, 2010 and December 31, 2009. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of both June 30, 2010 and December 31, 2009, our international insurance subsidiaries had cash and short-term investments of $2.2 billion, as well as fixed maturity investments, other than those designated as held to maturity, with fair values of $61.3 billion and $58.2 billion, respectively. As of June 30, 2010, $60.2 billion, or 98%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were considered high or highest quality based on NAIC or equivalent rating, of which $32.2 billion and $21.9 billion were associated with Gibraltar Life and Prudential of Japan, respectively. The remaining $1.1 billion, or 2%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating, of which $0.7 billion and $0.3 billion were associated with Gibraltar Life and Prudential of Japan, respectively. In addition, of the $60.2 billion of fixed maturity investments that are not designated as held to maturity and considered high or highest quality based on NAIC or equivalent rating, $44.3 billion, or 74%, were invested in government or government agency bonds. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar denominated investments held on the books of these yen-based entities. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first half of 2010, Prudential Financial funded $49 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of June 30, 2010 the market value of the internal hedges was a liability of $746 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of June 30, 2010, the $746 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher net cash outflows from Prudential Financial in excess of our historical experience.

Our external hedges primarily serve to hedge the equity investments in certain subsidiaries and future income of most foreign subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates. During the first half of 2010, Prudential Financial paid $44 million of net cash flows for international insurance related external hedge settlements. As of June 30, 2010, the net liability related to external foreign currency hedges was $202 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won.

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

The principal sources of liquidity for our proprietary investments and interim loans held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. The global economic recession experienced during 2008 and 2009 increased the liquidity risks associated with our proprietary investments and interim loans, as the markets for certain investments, such as commercial mortgages and real estate became less liquid. Though these markets have improved, if we needed to sell these investments, it could still take longer and the prices could be lower than prior to the global recession.

In December 2008, we received approval from NJDOBI for Prudential Insurance to provide an 18-month $1.5 billion lending facility to our commercial mortgage operation that is collateralized primarily by its interim loan portfolio. The maximum amount outstanding under this facility was $1.0 billion and was drawn at inception. This amount was gradually repaid during the period it was outstanding and was repaid in its entirety during the second quarter of 2010 using long-term funding provided by Prudential Financial.

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

At June 30, 2010 and December 31, 2009, total outstanding purchase commitments were $7.3 billion and $8.7 billion, respectively. The decrease in total outstanding purchase commitments was primarily driven by debt repayments funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of June 30, 2010. On-Balance Sheet Commitments represent obligations which have substantially satisfied pre-conditions of the commitments. Off-Balance Sheet Commitments have not yet substantially satisfied pre-conditions and are considered contingent liabilities.

	Contractual Maturity Date
	Remaining 2010	2011	After 2011	Total
	(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$769	$279	$233	$1,281
Recourse limited to assets of separate accounts	682	802	60	1,544

Total Off-Balance Sheet Commitments	1,451	1,081	293	2,825

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	1,036	829	163	2,028
Recourse limited to assets of separate accounts	900	1,154	399	2,453

Total On-Balance Sheet Commitments	1,936	1,983	562	4,481

Total Commitments	$3,387	$3,064	$855	$7,306

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, upon the failure of Prudential Insurance to maintain required ratings or upon the failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $1.0 billion. As of June 30, 2010, there were no outstanding balances on these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account.

As of June 30, 2010, these separate account portfolios had combined gross and net asset values of $25.0 billion and $12.8 billion, respectively.

At the time of maturity of a commitment obligation, Prudential Insurance often endeavors to negotiate extensions, refinancings or other solutions with creditors. Management believes that the separate accounts have sufficient resources to ultimately meet their obligations. However, there is a risk that the separate accounts may not be able to timely fund all maturing obligations from regular sources such as asset sales, operating cash flow, deposits from clients, debt refinancings or from the above-mentioned portfolio level credit facilities. In cases where the separate account is not able to fund maturing obligations, Prudential Insurance may be called upon or required to provide interim funding solutions. To date, Prudential Insurance has not provided any such funding.

As of June 30, 2010 and December 31, 2009, our asset management subsidiaries had cash and cash equivalents and short-term investments of $737 million and $646 million, respectively.

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

As of June 30, 2010 and December 31, 2009, total short- and long-term debt of the Company on a consolidated basis was $24.6 billion and $24.2 billion, respectively, which as shown below, includes $16.6 billion and $14.7 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated:

	June 30, 2010	December 31, 2009
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$209	$146
Floating rate convertible senior notes	2	2
Current portion of long-term debt	33	55

Total general obligation short-term debt	244	203

General obligation long-term debt:
Senior debt	11,997	9,725
Junior subordinated debt (hybrid securities)	1,519	1,518
Retail medium-term notes	2,799	3,222

Total general obligation long-term debt	16,315	14,465

Total borrowings	$16,559	$14,668

The following table presents, as of June 30, 2010, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium-term Notes
	(in millions)
2011	$350	$0	$112
2012	850	0	103
2013	1,600	0	165
2014	1,500	0	80
2015 and thereafter	7,697	1,519	2,339

Total	$11,997	$1,519	$2,799

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, reflecting an increase in the program size by $10 billion effective June 9, 2010. As of June 30, 2010, approximately $10.4 billion remained available under the program. On January 14, 2010, Prudential Financial issued $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015 under the Medium-Term Notes, Series D program. Proceeds from these issuances were used to replace a portion of borrowings from the FHLBNY which matured in June 2010 and the remainder is being used for general corporate purposes. On June 21, 2010, Prudential Financial issued $650 million of 5.375% notes due June 2020 and $350 million of 6.625% notes due June 2040 under the Medium-Term Notes, Series D program. A portion of the proceeds from these issuances were used to purchase surplus notes from our insurance subsidiaries to support the financing of statutory reserve requirements under Regulation XXX and Guideline AXXX. The remaining proceeds are available for general corporate purposes, including further purchases of surplus notes from our subsidiaries, as described above. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.22% and 5.54% for the six months ended June 30, 2010 and 2009, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of June 30, 2010, approximately $2.8 billion remained available under this program. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.77% and 5.65% for the six months ended June 30, 2010 and 2009, respectively, excluding the effect of debt issued to consolidated subsidiaries. The decline in demand for risk-bearing investments among retail investors, and the related increase in funding costs due to the recent disruptions in the credit markets and downgrade of Prudential Financial’s long-term senior debt rating in 2009 has resulted in a halt in new issuances under the retail medium-term notes program. However, if the capital markets continue to improve, we may resume new issuances under the program.

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

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of June 30, 2010, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	June 30, 2010	December 31, 2009
	(in millions)
Borrowings:
General obligation short-term debt(1)	$2,219	$3,122

General obligation long-term debt:
Senior debt	14,988	13,199
Junior subordinated debt (hybrid securities)	1,519	1,518
Surplus notes(2)	4,142	4,141

Total general obligation long-term debt	20,649	18,858

Total general obligations	22,868	21,980

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(3)	1,750	2,179

Total limited and non-recourse borrowing	1,750	2,179

Total borrowings(4)	24,618	24,159

Total asset-based financing	9,006	9,420

Total borrowings and asset-based financings	$33,624	$33,579

(1)	As of June 30, 2010 and December 31, 2009, includes $1.0 billion and $2.0 billion, respectively, of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	As of both June 30, 2010 and December 31, 2009, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $942 million and $941 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of both June 30, 2010 and December 31, 2009, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(4)	Does not include $3.5 billion and $4.9 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of June 30, 2010 and December 31, 2009, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of June 30, 2010. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations increased by $888 million from December 31, 2009 to June 30, 2010, primarily due to the issuance of medium-term notes offset by the repayments of the collateralized advance with the Federal Home Loan Bank of New York and certain retail medium-term notes.

Our total borrowings consist of capital debt, investment-related debt, securities business-related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment-related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Securities business-related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business-related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of both June 30, 2010 and December 31, 2009 included $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	June 30, 2010	December 31, 2009
	(in millions)
General obligations:
Capital debt(1)	$9,081	$8,453
Investment related	9,670	9,245
Securities business related	1,957	2,298
Specified other businesses	2,160	1,984

Total general obligations	22,868	21,980
Limited and non-recourse debt	1,750	2,179

Total borrowings	$24,618	$24,159

Short-term debt	$2,219	$3,122
Long-term debt	22,399	21,037

Total borrowings	$24,618	$24,159

Borrowings of Financial Services Business	$22,868	$22,409
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$24,618	$24,159

(1)	Includes $1.5 billion of total outstanding junior subordinated debt. See “—Prudential Financial” for additional information on our capital debt to total capital ratio, including the capital debt and equity credit attributed to our outstanding junior subordinated debt.

The following table presents, as of June 30, 2010, the Company’s contractual maturities of its long-term debt:

Long-term Debt
(in millions)
Calendar Year:
2011	$465
2012	957
2013	1,844
2014	1,659
2015 and thereafter	17,474

Total	$22,399

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

In 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3.0 billion of ten-year floating rate surplus notes through 2016, if certain conditions are met (commonly referred to as XXX notes), for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, which may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience, interest rates and credit spreads. As of June 30, 2010, there have been no collateral postings made under the derivative instruments. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Total outstanding notes under this facility were $2.7 billion as of both June 30, 2010 and December 31, 2009. See Note 14 included in our 2009 Annual Report on Form 10-K for additional information.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes (commonly referred to as AXXX notes) to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 14 to our Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K for additional information. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that requires Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of June 30, 2010, no collateral amounts were required to be paid.

As we continue to underwrite term and universal life business, we expect to have borrowings needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. We have used $500 million of the proceeds from Prudential Financial’s June 2010 senior debt issuance, as discussed above, to fund these reserves through June 30, 2010. We continue to explore options available to us to fund additional projected reserve growth through the end of the year. However, we believe the remaining proceeds from the June debt issuance will be sufficient to fund our 2010 financing needs if a more attractive alternative is not identified.

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of June 30, 2010 and December 31, 2009, the outstanding aggregate principal amount of such notes totaled $3.5 billion and $4.9 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is due to maturities in excess of issuances during 2010. Our ability to issue under this program will depend on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $302 million. We intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, new liability origination and internal sources of funds.

Lines of Credit and Other Credit Facilities

As of June 30, 2010, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.34 billion. Effective as of July 15, 2010, in connection with an amendment to certain terms and conditions of the credit facilities, we reduced the aggregate size of these credit facilities to $3.906 billion, reflecting a 10% reduction in the commitment amount of each of the lenders. These facilities are available to each of the borrowers, up to the aggregate committed credit, to be used for general corporate purposes. Following the reduction, this amount includes a $1.746 billion 5-year credit facility that expires in May 2012, which includes 21 financial institutions, and a $2.16 billion credit facility, of which $180 million expires in December 2011 and $1.98 billion expires in December 2012, which includes 20 financial institutions. We maintain these facilities primarily as back up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under either facility as of June 30, 2010 or as of the date of this filing. Any borrowings made under these outstanding facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in each facility agreement. Within each facility, no single financial institution has more than 15% of the total committed credit.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our ability to borrow under these facilities is not contingent on our credit ratings or subject to material adverse change clauses. As of June 30, 2010, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, exceeded the minimum amounts required to borrow under these facilities. We also use uncommitted lines of credit from financial institutions.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)		Fitch(4)
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A2		A+
PRUCO Life Insurance Company	A+	AA-	A2		A+
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A2		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	A2		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2		F2
Long-term senior debt(5)	a-	A	Baa2		BBB
Junior subordinated long-term debt	bbb	BBB+	Baa3		BB+
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	Baa1		A	-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-2		F1
Long-term senior debt	a+	AA-	A3		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A2		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings currently range from “AAA (exceptionally strong)” to “D (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	Includes the retail medium-term notes program.

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

Requirements to post collateral or make other payments, as a result of ratings downgrades, under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of June 30, 2010 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $170 million as of June 30, 2010. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.9 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $36 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a negative outlook generally implies that over the next 12-18 months, the rating agency expects more downgrades than upgrades among companies in the sector. However, such an outlook does not imply that all, or even a majority of, companies will necessarily experience ratings downgrades. Moody’s and A.M. Best currently have the U.S. life insurance industry on stable outlook, while S&P and Fitch have a negative outlook on the industry. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. A.M. Best, S&P, Moody’s and Fitch currently have all of the Company’s ratings on stable outlook.

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

On June 4, 2010, A.M. Best affirmed the long-term senior debt rating of Prudential Financial at “a-” and the financial strength ratings of our life insurance subsidiaries at “A+,” and revised the outlook from negative to stable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate exposure to market risk. The market risk incurred and our strategies for managing this risk vary by product. There have been no material changes in our market risk exposures from December 31, 2009, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2009, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of how the difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2010, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America, was filed in the Second Judicial District Court, Washoe County, Nevada. The complaint was brought on behalf of Nevada beneficiaries of life insurance policies sold by the Company for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In June 2010, the Company filed a motion to dismiss the complaint. As previously reported, in December 2009, a separate purported nationwide class action raising substantially similar allegations, Garcia v. Prudential Insurance Company of America, filed by the same plaintiff in the United States District Court for the District of New Jersey, was dismissed. The time for appeal in the New Jersey Garcia case has expired. In July 2010, a purported nationwide class action that makes allegations similar to those in the Garcia actions relating to retained asset accounts in connection with life insurance policies for members of the U.S. armed forces, Lucey et al. v. Prudential Insurance Company of America, was filed in the United States District Court for the District of Massachusetts. In July 2010, the Company, along with other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to the use of retained asset accounts. The Company is cooperating with this investigation. The Company has been contacted by state insurance regulators and other governmental entities (including, with respect to our U.S. military policies, the Veterans Administration) regarding retained asset accounts, and additional investigations, information requests, hearings, claims or litigation may arise with respect to these accounts.

In June 2010, in Prudential Retirement v. Annuity Co. v. State Street Global Advisors, PRIAC moved for summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint.

In June 2010, the investigation into the demand by the Service Employee International Union Pension Plans Master Trust that the Board take action in connection with allegedly improperly paid executive compensation was concluded. The investigation determined that the allegations are unfounded and no further action is necessary.

In June 2010, in Bauer v. Prudential Financial, et al., the court dismissed without prejudice the claim relating to contingent liability in connection with auction rate securities and denied our motion to dismiss with respect to the other claims. In July 2010, plaintiffs filed an amended complaint restating their contingent liability claim.

In July 2010, in Bouder v. Prudential Insurance Company of America, plaintiffs filed a motion for class certification on the state law claims.

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

ITEM 1A. RISK FACTORS

The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and will subject us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require us to raise additional capital.

Key aspects we have identified to date of Dodd-Frank’s potential impact on us include:

•

Prudential Financial will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur within a year of Dodd-Frank’s enactment). The FRB will have authority to impose capital requirements on the Company after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial five years after Dodd-Frank’s enactment except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over us as to the Company’s business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to financial stability of the U.S. If so designated, we would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial or a subsidiary were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising, limitations on transactions with affiliates, management changes and asset sales; and, if the FRB and the Council determined Prudential Financial (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. We cannot predict whether Prudential Financial or a subsidiary will be designated as a Designated Financial Company.

•

We will become, as a savings and loan holding company (and if designated, as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, we have the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in that could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

As a savings and loan holding company, we will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). The Council is to provide recommendations on the implementation of the Volcker Rule within six months of Dodd-Frank’s enactment, and the FRB is to promulgate regulations thereunder within nine months thereafter, and substantial uncertainty as to the rule’s application to our business may exist over this period. The rule becomes effective on the earlier of one year after adoption of regulations or two years after Dodd-Frank’s enactment, and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule should be interpreted in a manner that does not require our insurance subsidiaries (including our foreign insurance subsidiaries) to materially alter their securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide. If the Volcker Rule were interpreted to prohibit insurance company investments in covered funds, or to apply the aggregate limit of 3% of Tier 1 capital to our coinvestment in covered funds sponsored by our Prudential Real Estate Investors (PREI), Prudential Investment Management (PIM) or other operations, our insurance subsidiaries could be required to dispose of covered fund investments. Furthermore, our PREI and PIM investment management operations sponsor covered funds in which we coinvest (in both insurance and non-insurance subsidiaries) which are directly affected by the Volcker Rule prohibitions which, among other things, limit permanent investment by a sponsoring company in any one fund to no more than 3% of fund capital, limit covered fund marketing except to bona fide trust, fiduciary or investment advisory customers, prohibit covered transactions between a fund and the sponsoring company and prohibit the use of the sponsoring company’s name in the fund’s name. It is possible that regulations with respect to the foregoing provisions could require us to dispose of covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. If we were a Designated Financial Company but not a savings and loan holding company, the foregoing prohibitions would not apply but we would be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and ownership of covered funds. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the CFTC or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial and PGF should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities (other than PFI) and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, clear centrally and post margin, potentially defeating PGF’s key function; if so, Prudential entities might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) may be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers (potentially including the Company) to be designated for stricter regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•	Dodd-Frank authorizes the FRB to require a savings and loan holding company or a Designated Financial Company to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and imposes restrictions on transactions between the two businesses. While our non-financial activities are relatively minor, the imposition of such a requirement on us could be burdensome and costly to implement. Dodd-Frank directs the U.S. Government Accountability Office to study and report to Congressional committees within eighteen months of Dodd-Frank’s enactment regarding the adequacy of the federal regulatory framework which permits savings and loan holding companies to engage in non-financial activities and the consequence of prohibiting such activities.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, our U.S. insurance subsidiaries would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. However, our non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“BCFP”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the BCFP’s general jurisdiction, and broker-dealers and investment advisers are not subject to the BCFP’s jurisdiction when acting in their registered capacity. Retirement service providers such as us could become subject to the BCFP’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, we believe we offer a very limited number of products subject to BCFP regulation and the impact of Dodd-Frank on our operations in this regard should not be material; however, it is possible that the regulations promulgated by the BCFP will assert jurisdiction more expansively than we anticipate.

•	Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith, including:

•

The SEC is to conduct a study and may impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same or similar as the overall standard for investment advisers (i.e. a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

•

The SEC and other regulators are required to promulgate regulations requiring the securitizer, and possibly the originator of certain asset-backed securities to retain at least 5% of the credit risk of securities sold, which may apply to activities of our investment management segment if the regulations promulgated treat us as a securitizer or an originator.

•

Dodd-Frank imposes various assessments on financial companies, including (as applicable to the Company) ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if we were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and the costs of our new regulation by the FRB. We are unable to estimate these costs at this time.

Foreign governmental actions in response to the recent financial crisis could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations. The G20 and the FSB have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency (FSA) in Japan, proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom (FSA), and proposals to permit U.S.-style class action litigation in the United Kingdom with respect to financial services claims.

We cannot predict with any certainty whether these actions will become effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2010, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1, 2010 through April 30, 2010	1,704	$62.84	—
May 1, 2010 through May 31, 2010	1,000	$60.78	—
June 1, 2010 through June 30, 2010	3,018	$58.92	—

Total	5,722	$60.41	—	$—

(1)	Reflects shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 6. Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer.
32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL	Instance Document.*
101.SCH – XBRL	Taxonomy Extension Schema Document.*
101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.*
101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.*
101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.*
101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.*

*	To be furnished in an amendment to this Quarterly Report on Form 10-Q as permitted by Rule 405 of Regulation S-T.

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

PRUDENTIAL FINANCIAL, INC.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 6, 2010

EXHIBIT INDEX

12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer.
32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL	Instance Document.*
101.SCH – XBRL	Taxonomy Extension Schema Document.*
101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.*
101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.*
101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.*
101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.*

*	To be furnished in an amendment to this Quarterly Report on Form 10-Q as permitted by Rule 405 of Regulation S-T.