Form 10-Q/A
period 2010-06-30
PRUDENTIAL FINANCIAL INC
filed 2010-08-09
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 6, 2010 (the “Form 10-Q”), is to furnish the interactive data files as Exhibit 101 to the Form 10-Q. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Interim Consolidated Statements of Financial Position; (ii) the Unaudited Interim Consolidated Statements of Operations; (iii) the Unaudited Interim Consolidated Statements of Equity; (iv) the Unaudited Interim Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Interim Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than as described above. This Amendment No. 1 does not reflect any subsequent information or events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

12.1	Statement of Ratio of Earnings to Fixed Charges.*

31.1	Section 302 Certification of the Chief Executive Officer.*

31.2	Section 302 Certification of the Chief Financial Officer. *

32.1	Section 906 Certification of the Chief Executive Officer. *

32.2	Section 906 Certification of the Chief Financial Officer. *

101.INS – XBRL	Instance Document. **

101.SCH – XBRL	Taxonomy Extension Schema Document. **

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document. **

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document. **

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document. **

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document. **

*	Previously filed.
**	Furnished herewith.

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

PRUDENTIAL FINANCIAL, INC.

By:	/S/ RICHARD J. CARBONE
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 9, 2010

EXHIBIT INDEX

12.1	Statement of Ratio of Earnings to Fixed Charges. *

31.1	Section 302 Certification of the Chief Executive Officer. *

31.2	Section 302 Certification of the Chief Financial Officer. *

32.1	Section 906 Certification of the Chief Executive Officer. *

32.2	Section 906 Certification of the Chief Financial Officer. *

101.INS – XBRL	Instance Document. **

101.SCH – XBRL	Taxonomy Extension Schema Document. **

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document. **

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document. **

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document. **

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document. **

*	Previously filed.
**	Furnished herewith.