Form 10-Q
period 2010-09-30
PRUDENTIAL FINANCIAL INC
filed 2010-11-05
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, 465 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions, including risks associated with the proposed acquisition of certain insurance operations of American International Group, Inc. in Japan; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2010 and December 31, 2009 (in millions, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2010—$184,586; 2009—$174,251)(1)	$197,189	$175,225
Fixed maturities, held to maturity, at amortized cost (fair value: 2010—$5,522; 2009—$5,198)(1)	5,233	5,120
Trading account assets supporting insurance liabilities, at fair value(1)	17,750	16,020
Other trading account assets, at fair value	5,676	3,033
Equity securities, available for sale, at fair value (cost: 2010—$6,368; 2009-$6,106)	7,272	6,895
Commercial mortgage and other loans (includes $418 and $479 measured at fair value under the fair value option at September 30, 2010 and December 31, 2009, respectively)(1)	31,924	31,384
Policy loans	10,544	10,146
Other long-term investments (includes $244 million and $0 million measured at fair value under the fair value option at September 30, 2010 and December 31, 2009, respectively)(1)	6,130	5,904
Short-term investments	5,677	6,825

Total investments	287,395	260,552
Cash and cash equivalents(1)	11,973	13,164
Accrued investment income(1)	2,416	2,322
Deferred policy acquisition costs	15,054	14,578
Other assets(1)	15,623	15,513
Separate account assets(1)	194,463	174,074

Total Assets	$526,924	$480,203

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$133,660	$125,707
Policyholders’ account balances	105,298	101,666
Policyholders’ dividends	4,384	1,254
Securities sold under agreements to repurchase	5,934	6,033
Cash collateral for loaned securities	2,465	3,163
Income taxes	7,058	4,014
Short-term debt	2,572	3,122
Long-term debt (includes $0 and $429 measured at fair value under the fair value option at September 30, 2010 and December 31, 2009, respectively)	22,337	21,037
Other liabilities(1)	14,685	14,404
Separate account liabilities(1)	194,463	174,074

Total liabilities	492,856	454,474

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 641,762,159 and 641,762,089 shares issued at September 30, 2010 and December 31, 2009, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	0	0
Additional paid-in capital	23,222	23,235
Common Stock held in treasury, at cost (176,812,357 and 179,650,931 shares at September 30, 2010 and December 31, 2009, respectively)	(11,205)	(11,390)
Accumulated other comprehensive income (loss)	4,729	(443)
Retained earnings	16,794	13,787

Total Prudential Financial, Inc. equity	33,546	25,195

Noncontrolling interests	522	534

Total equity	34,068	25,729

TOTAL LIABILITIES AND EQUITY	$526,924	$480,203

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2010 and 2009 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Premiums	$4,654	$4,100	$13,500	$12,321
Policy charges and fee income	761	613	2,436	2,052
Net investment income	3,018	2,854	8,806	8,534
Asset management fees and other income	1,500	1,420	3,362	3,617
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(435)	(398)	(2,198)	(3,497)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	345	38	1,715	2,033
Other realized investment gains (losses), net	119	(84)	2,687	(1,113)

Total realized investment gains (losses), net	29	(444)	2,204	(2,577)

Total revenues	9,962	8,543	30,308	23,947

BENEFITS AND EXPENSES
Policyholders’ benefits	4,538	3,925	13,668	12,152
Interest credited to policyholders’ account balances	1,174	1,317	3,640	3,585
Dividends to policyholders’	512	566	1,547	842
General and administrative expenses	1,998	1,887	7,169	6,527

Total benefits and expenses	8,222	7,695	26,024	23,106

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,740	848	4,284	841

Income tax expense (benefit)	520	(153)	1,306	(318)

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,220	1,001	2,978	1,159
Equity in earnings of operating joint ventures, net of taxes	14	31	33	30

INCOME FROM CONTINUING OPERATIONS	1,234	1,032	3,011	1,189
Income from discontinued operations, net of taxes	8	0	6	26

NET INCOME	1,242	1,032	3,017	1,215
Less: Loss attributable to noncontrolling interests	(2)	(50)	(1)	(44)

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$1,244	$1,082	$3,018	$1,259

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$2.48	$2.36	$5.37	$3.68
Income from discontinued operations, net of taxes	0.02	0.00	0.01	0.06

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$2.50	$2.36	$5.38	$3.74

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$2.45	$2.35	$5.30	$3.66
Income from discontinued operations, net of taxes	0.01	0.00	0.01	0.06

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$2.46	$2.35	$5.31	$3.72

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$33.50	$(10.00)	$243.50	$(199.00)
Income from discontinued operations, net of taxes	0.50	0.00	0.50	0.00

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$34.00	$(10.00)	$244.00	$(199.00)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Nine Months Ended September 30, 2010 and 2009 (in millions)

	Prudential Financial, Inc. Equity						Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity
Balance December 31, 2009	$6	$23,235	$13,787	$(11,390)	$(443)	$25,195	$534	$25,729
Contributions from noncontrolling interests							6	6
Distributions to noncontrolling interests							(19)	(19)
Consolidations/deconsolidations of noncontrolling interests		(2)				(2)	(1)	(3)
Stock-based compensation programs		(11)	(11)	185		163		163
Comprehensive income:
Net income			3,018			3,018	(1)	3,017
Other comprehensive income, net of tax					5,172	5,172	3	5,175

Total comprehensive income						8,190	2	8,192

Balance, September 30, 2010	$6	$23,222	$16,794	$(11,205)	$4,729	$33,546	$522	$34,068

	Prudential Financial, Inc. Equity						Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity
Balance, December 31, 2008	$6	$22,001	$10,426	$(11,655)	$(7,343)	$13,435	$351	$13,786
Common Stock issued		1,391				1,391		1,391
Contributions from noncontrolling interests							275	275
Distributions to noncontrolling interests							(16)	(16)
Stock-based compensation programs		(44)	(57)	213		112		112
Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes			659		(659)	0		0
Comprehensive income:
Net income			1,259			1,259	(44)	1,215
Other comprehensive income (loss), net of tax					8,101	8,101	(17)	8,084

Total comprehensive income (loss)						9,360	(61)	9,299

Balance, September 30, 2009	$6	$23,348	$12,287	$(11,442)	$99	$24,298	$549	$24,847

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009 (in millions)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,017	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(2,204)	2,577
Policy charges and fee income	(705)	(850)
Interest credited to policyholders’ account balances	3,639	3,585
Depreciation and amortization	(56)	158
Gains on trading account assets supporting insurance liabilities, net	(720)	(1,527)
Change in:
Deferred policy acquisition costs	(829)	(824)
Future policy benefits and other insurance liabilities	3,115	1,867
Other trading account assets	(669)	170
Income taxes	(1,539)	(602)
Other, net	1,555	(1,066)

Cash flows from operating activities	4,604	4,703

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	20,703	33,442
Fixed maturities, held to maturity	333	281
Trading account assets supporting insurance liabilities and other trading account assets	31,169	24,142
Equity securities, available for sale	1,898	1,422
Commercial mortgage and other loans	3,067	2,810
Policy loans	1,263	1,254
Other long-term investments	750	866
Short-term investments	16,522	21,182
Payments for the purchase/origination of:
Fixed maturities, available for sale	(27,860)	(31,079)
Fixed maturities, held to maturity	(155)	(1,077)
Trading account assets supporting insurance liabilities and other trading account assets	(31,592)	(25,706)
Equity securities, available for sale	(1,872)	(887)
Commercial mortgage and other loans	(3,530)	(2,186)
Policy loans	(1,163)	(1,174)
Other long-term investments	(641)	(866)
Short-term investments	(15,436)	(23,611)
Other, net	414	(209)

Cash flows used in investing activities	(6,130)	(1,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	16,840	18,420
Policyholders’ account withdrawals	(16,944)	(20,166)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(515)	(929)
Proceeds from the issuance of Common Stock	0	1,391
Cash dividends paid on Common Stock	(42)	(39)
Net change in financing arrangements (maturities 90 days or less)	554	(4,648)
Common Stock reissued for exercise of stock options	78	39
Proceeds from the issuance of debt (maturities longer than 90 days)	2,623	5,151
Repayments of debt (maturities longer than 90 days)	(2,544)	(6,235)
Excess tax benefits from share-based payment arrangements	11	0
Other, net	197	569

Cash flows from (used in) financing activities	258	(6,447)

Effect of foreign exchange rate changes on cash balances	77	83
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,191)	(3,057)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,164	15,028

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,973	$11,971

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$70	$97

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.”

Adoption of New Accounting Pronouncements

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2010 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 13. The Company will provide the required disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity in the interim reporting period ending March 31, 2011.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Adoption of New Accounting Pronouncements

In October 2010, the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation costs related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company will provide the required disclosures in the annual reporting period ending December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The Company will provide these required disclosures in the interim reporting period ending March 31, 2011.

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

3. ACQUISITIONS AND DISPOSITIONS

Agreement to Acquire AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On September 30, 2010, Prudential Financial entered into a stock purchase agreement with American International Group, Inc. (“AIG”), pursuant to which Prudential Financial agreed to acquire, directly or through one or more of its subsidiaries, all of the issued and outstanding shares of preferred and common stock of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. for a total purchase price of $4.8 billion. The total purchase price of $4.8 billion is comprised of approximately $4.2 billion in cash and $0.6 billion in assumed third party debt, substantially all of which is expected to be repaid with excess capital of the acquired entities. All acquired entities are Japanese corporations and their businesses are in Japan. The transaction, which is expected to close in the first quarter of 2011, is subject to certain governmental approvals, including Japanese anti-competition approvals (or expirations of waiting periods) and Japanese insurance regulatory approvals, as well as other customary conditions to closing, including the execution and delivery of related transaction documents.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Korean asset management operations	$3	$4	$35	$15
Equity sales, trading and research operations	0	1	0	2
Real estate investments sold or held for sale	1	(6)	5	22
Mexican asset management operations	6	0	6	(1)
Healthcare operations	1	0	1	0
International securities operations	0	0	(1)	1

Income (loss) from discontinued operations before income taxes	11	(1)	46	39
Income tax expense (benefit)	3	(1)	40	13

Income from discontinued operations, net of taxes	$8	$0	$6	$26

In the first quarter of 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co. Ltd. and Prudential Asset Management Co. Ltd., which together comprise the Company’s Korean asset management operations. This transaction closed in the second quarter of 2010. Included within the table above for the nine months ended September 30, 2010, is an after-tax loss of $5 million recorded in connection with the sale of these operations, consisting of a pre-tax gain of $29 million and income tax expense of $34 million. Certain tax benefits related to the sale were recognized in the fourth quarter of 2009 as a result of the change in repatriation assumption of the earnings in these operations.

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

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Total assets	$112	$937
Total liabilities	$62	$556

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,774	$1,428	$43	$11,159	$0
Obligations of U.S. states and their political subdivisions	1,895	145	3	2,037	0
Foreign government bonds	45,544	4,341	20	49,865	0
Corporate securities	93,631	9,284	1,935	100,980	(28)
Asset-backed securities(1)	12,379	240	2,124	10,495	(1,679)
Commercial mortgage-backed securities	11,526	858	61	12,323	3
Residential mortgage-backed securities(2)	9,837	562	69	10,330	(12)

Total fixed maturities, available for sale	$184,586	$16,858	$4,255	$197,189	$(1,716)

Equity securities, available for sale	$6,368	$1,083	$179	$7,272

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $542 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,164	$120	$0	$1,284	$0
Corporate securities	1,011	8	94	925	0
Asset-backed securities(1)	1,185	62	0	1,247	0
Commercial mortgage-backed securities	474	116	0	590	0
Residential mortgage-backed securities(2)	1,399	77	0	1,476	0

Total fixed maturities, held to maturity	$5,233	$383	$94	$5,522	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,254	$384	$370	$8,268	$0
Obligations of U.S. states and their political subdivisions	1,389	28	42	1,375	0
Foreign government bonds(4)	40,627	1,569	142	42,054	0
Corporate securities(4)	89,083	4,357	2,739	90,701	(43)
Asset-backed securities(1)	12,587	155	2,504	10,238	(1,716)
Commercial mortgage-backed securities	11,036	202	220	11,018	1
Residential mortgage-backed securities(2)	11,275	428	132	11,571	(11)

Total fixed maturities, available for sale	$174,251	$7,123	$6,149	$175,225	$(1,769)

Equity securities, available for sale	$6,106	$1,014	$225	$6,895

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $540 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Includes reclassifications to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,058	$25	$1	$1,082	$0
Corporate securities	876	1	126	751	0
Asset-backed securities(1)	1,112	16	3	1,125	0
Commercial mortgage-backed securities	460	104	0	564	0
Residential mortgage-backed securities(2)	1,614	65	3	1,676	0

Total fixed maturities, held to maturity	$5,120	$211	$133	$5,198	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2010, are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$8,477	$8,596	$0	$0
Due after one year through five years	36,709	38,431	0	0
Due after five years through ten years	37,666	41,136	218	222
Due after ten years	67,992	75,878	1,957	1,987
Asset-backed securities	12,379	10,495	1,185	1,247
Commercial mortgage-backed securities	11,526	12,323	474	590
Residential mortgage-backed securities	9,837	10,330	1,399	1,476

Total	$184,586	$197,189	$5,233	$5,522

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities, available for sale
Proceeds from sales	$2,562	$3,354	$8,961	$19,997
Proceeds from maturities/repayments	3,986	4,916	11,762	13,342
Gross investment gains from sales, prepayments, and maturities	218	150	485	779
Gross investment losses from sales and maturities	(46)	(98)	(165)	(474)

Fixed maturities, held to maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	108	113	332	281

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(90)	$(360)	$(483)	$(1,464)
Writedowns for impairments on equity securities	(25)	(223)	(101)	(979)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in millions)
Balance, beginning of period	$1,775	$1,747
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(42)	(290)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(24)	(32)
Credit loss impairment recognized in the current period on securities not previously impaired	4	134
Additional credit loss impairments recognized in the current period on securities previously impaired	26	157
Increases due to the passage of time on previously recorded credit losses	18	81
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(10)	(50)

Balance, September 30, 2010	$1,747	$1,747

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Balance, beginning of period	$1,522	$0
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	0	658
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(60)	(151)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(3)	(9)
Credit loss impairment recognized in the current period on securities not previously impaired	81	639
Additional credit loss impairments recognized in the current period on securities previously impaired	209	603
Increases due to the passage of time on previously recorded credit losses	13	29
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(17)	(24)

Balance, September 30, 2009	$1,745	$1,745

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$777	$777	$725	$725
Fixed maturities:
Corporate securities	9,636	10,449	9,202	9,502
Commercial mortgage-backed securities	2,186	2,272	1,899	1,893
Residential mortgage-backed securities	1,271	1,294	1,434	1,432
Asset-backed securities	1,090	956	1,022	857
Foreign government bonds	533	553	508	517
U.S. government authorities and agencies and obligations of U.S. states	419	420	169	159

Total fixed maturities	15,135	15,944	14,234	14,360
Equity securities	1,144	1,029	1,033	935

Total trading account assets supporting insurance liabilities	$17,056	$17,750	$15,992	$16,020

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $363 million and $692 million during the three months ended September 30, 2010 and 2009, respectively, and $666 million and $1,689 million during the nine months ended September 30, 2010 and 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$5	$5	$5	$5
Fixed Maturities:
Asset-backed securities	749	698	1,043	991
U.S. government authorities and agencies and obligations of U.S. states	354	357	90	95
Residential mortgage-backed securities	311	186	287	158
Corporate securities	315	321	345	359
Commercial mortgage-backed securities	152	102	239	136
Foreign government bonds	25	26	23	24

Total fixed maturities	1,906	1,690	2,027	1,763
Other(1)	26	30	25	29
Equity securities	470	484	456	471

Subtotal	$2,407	$2,209	$2,513	$2,268

Derivative instruments		3,467		765

Total other trading account assets	$2,407	$5,676	$2,513	$3,033

(1)	Includes reclassifications to conform to current period presentation.

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” was $73 million and $32 million during the three months ended September 30, 2010 and 2009, respectively, and $47 million and $80 million during the nine months ended September 30, 2010 and 2009, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2010 and December 31, 2009, the Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available for sale	$37,307	$40,610	$33,393	$34,449
Fixed maturities, held to maturity	1,164	1,284	1,058	1,082
Trading account assets supporting insurance liabilities	406	421	361	368
Other trading account assets	16	16	22	23
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$38,893	$42,331	$34,834	$35,922

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available for sale	$3,790	$4,186	$3,284	$3,280
Fixed maturities, held to maturity	0	0	0	0
Trading account assets supporting insurance liabilities	17	18	17	18
Other trading account assets	2	2	1	1
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$3,809	$4,206	$3,302	$3,299

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Federal Home Loan Mortgage Corporation (FHLMC) securities:
Fixed maturities, available for sale	$379	$383	$148	$158
Fixed maturities, held to maturity	0	0	0	0
Trading account assets supporting insurance liabilities	165	165	161	161
Other trading account assets	0	0	0	0
Short-term investments	881	881	1,333	1,333
Cash equivalents	1,931	1,931	328	328

Total	$3,356	$3,360	$1,970	$1,980

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2010 and 2009 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities, available for sale	$2,109	$2,014	$6,229	$6,115
Fixed maturities, held to maturity	32	37	100	105
Equity securities, available for sale	71	80	219	235
Trading account assets	218	203	615	613
Commercial mortgage and other loans	487	480	1,404	1,448
Policy loans	146	144	429	422
Broker-dealer related receivables	4	4	10	15
Short-term investments and cash equivalents	14	22	37	113
Other long-term investments	38	(15)	66	(174)

Gross investment income	3,119	2,969	9,109	8,892
Less: investment expenses	(101)	(115)	(303)	(358)

Net investment income	$3,018	$2,854	$8,806	$8,534

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2010 and 2009 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities	$82	$(308)	$(163)	$(1,159)
Equity securities	29	(123)	128	(942)
Commercial mortgage and other loans	44	(124)	51	(452)
Investment real-estate	0	(26)	1	(47)
Joint ventures and limited partnerships	(12)	9	(36)	(44)
Derivatives(1)	(122)	123	2,208	51
Other	8	5	15	16

Realized investment gains (losses), net	$29	$(444)	$2,204	$(2,577)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2009	$(1,229)	$193	$2	$0	$355	$(679)
Net investment gains (losses) on investments arising during the period	(178)				62	(116)
Reclassification adjustment for (gains) losses included in net income	254				(89)	165
Reclassification adjustment for OTTI losses excluded from net income(1)	(34)				12	(22)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired		(144)			50	(94)
Impact of net unrealized investment (gains) losses on future policy benefits			(12)		4	(8)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				450	(158)	292

Balance, September 30, 2010	$(1,187)	$49	$(10)	$450	$236	$(462)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2009	$2,885	$(803)	$(509)	$0	$(383)	$1,190
Net investment gains (losses) on investments arising during the period	11,881				(4,066)	7,815
Reclassification adjustment for (gains) losses included in net income	(208)				73	(135)
Reclassification adjustment for OTTI losses excluded from net income(2)	34				(12)	22
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired		(612)			214	(398)
Impact of net unrealized investment (gains) losses on future policy benefits			(708)		248	(460)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(3,603)	1,261	(2,342)

Balance, September 30, 2010	$14,592	$(1,415)	$(1,217)	$(3,603)	$(2,665)	$5,692

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2010	December 31, 2009
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,187)	$(1,229)
Fixed maturity securities, available for sale—all other	13,790	2,203
Equity securities, available for sale	904	789
Derivatives designated as cash flow hedges(1)	(293)	(317)
Other investments(2)	191	210

Net unrealized gains (losses) on investments	$13,405	$1,656

(1)	See Note 14 for more information on cash flow hedges.
(2)	Includes $242 million of net unrealized losses on held to maturity securities that were transferred from available for sale. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$623	$3	$468	$40	$1,091	$43
Obligations of U.S. states and their political subdivisions	55	2	49	1	104	3
Foreign government bonds	487	3	115	17	602	20
Corporate securities	5,489	266	10,603	1,763	16,092	2,029
Commercial mortgage-backed securities	132	2	382	59	514	61
Asset-backed securities	933	18	5,771	2,106	6,704	2,124
Residential mortgage-backed securities	331	3	501	66	832	69

Total	$8,050	$297	$17,889	$4,052	$25,939	$4,349

(1)	Includes $600 million of fair value and $94 million of gross unrealized losses at September 30, 2010 on securities classified as held to maturity, a portion of which are not reflected in accumulated other comprehensive income.

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,058	$259	$475	$111	$4,533	$370
Obligations of U.S. states and their political subdivisions	936	42	7	0	943	42
Foreign government bonds(1)	5,251	101	515	42	5,766	143
Corporate securities(1)	10,164	346	17,397	2,519	27,561	2,865
Commercial mortgage-backed securities	1,471	40	3,216	180	4,687	220
Asset-backed securities	1,619	565	6,128	1,942	7,747	2,507
Residential mortgage-backed securities	1,567	21	1,150	114	2,717	135

Total	$25,066	$1,374	$28,888	$4,908	$53,954	$6,282

(1)	Includes reclassifications to conform to current period presentation.
(2)	Includes $1,216 million of fair value and $133 million of gross unrealized losses at December 31, 2009 on securities classified as held to maturity, a portion of which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses at September 30, 2010 and December 31, 2009 are composed of $2,734 million and $4,240 million related to high or highest quality securities based on NAIC or equivalent rating and $1,615 million and $2,042 million related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2010, $2,711 million of the gross unrealized losses represented declines in value of greater than 20%, $643 million of which had been in that position for less than six months, as compared to $3,594 million at December 31, 2009, that represented declines in value of greater than 20%, $588 million of which had been in that position for less than six months. At September 30, 2010, the $4,052 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, services, and finance sectors of the Company’s corporate securities. At December 31, 2009, the $4,908 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	September 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,447	$142	$348	$37	$1,795	$179

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,159	$142	$754	$83	$1,913	$225

At September 30, 2010, $58 million of the gross unrealized losses represented declines of greater than 20%, $42 million of which had been in that position for less than six months. At December 31, 2009, $62 million of the gross unrealized losses represented declines of greater than 20%, $37 million of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2010, and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2010 or December 31, 2009.

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

	September 30, 2010	December 31, 2009
	(in millions)
Fixed maturities, available for sale	$58	$68
Trading account assets supporting insurance liabilities	9	7
Commercial mortgage and other loans	356	412
Other long-term investments	3	10
Cash and cash equivalents	88	44
Accrued investment income	2	2
Other assets	3	4
Separate account assets	19	38

Total assets of consolidated VIEs	$538	$585

Other liabilities	380	413
Separate account liabilities	19	38

Total liabilities of consolidated VIEs	$399	$451

The Company also consolidates a VIE whose beneficial interests are wholly owned by consolidated subsidiaries. This VIE is not included in the table above and the Company does not currently intend to sell these beneficial interests to third parties.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	September 30, 2010	December 31, 2009
	(in millions)
Fixed maturities, available for sale	$119	$107
Fixed maturities, held to maturity	1,097	985
Other trading account assets	0	0
Other long-term investments	(40)	(48)
Cash and cash equivalents	0	0
Accrued investment income	4	4
Other assets	0	0

Total assets of consolidated VIEs	$1,180	$1,048

Total liabilities of consolidated VIEs	$0	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $3,509 million and $4,927 million at September 30, 2010 and December 31, 2009, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $507

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

million and $452 million at September 30, 2010 and December 31, 2009, respectively. These investments are reflected in “Fixed maturities, available for sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $8,163 million and $8,194 million as of September 30, 2010 and December 31, 2009, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $3,403 million and $3,251 million as of September 30, 2010 and December 31, 2009, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $6.1 billion and $7.5 billion as of September 30, 2010 and December 31, 2009, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $750 million and $723 million at September 30, 2010 and December 31, 2009, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As of September 30, 2010, the Company did not recognize a cumulative earnings policyholder dividend obligation since actual cumulative earnings were below the expected cumulative earnings by $64 million. However, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3.149 billion at September 30, 2010, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” As of December 31, 2009, actual cumulative earnings were below the expected cumulative earnings, thereby eliminating the policyholder dividend obligation. Furthermore, the accumulation of net unrealized investment gains as of December 31, 2009 that had arisen subsequent to the establishment of the Closed Block, were not sufficient to overcome the cumulative earnings shortfall. See the table below for changes in the components of the policyholder dividend obligation for the nine months ended September 30, 2010.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,597	$51,774
Policyholders’ dividends payable	971	926
Policyholders’ dividend obligation	3,149	0
Policyholders’ account balances	5,545	5,588
Other Closed Block liabilities	4,607	4,300

Total Closed Block Liabilities	65,869	62,588

Closed Block Assets
Fixed maturities, available for sale, at fair value	41,744	38,448
Other trading account assets, at fair value	156	166
Equity securities, available for sale, at fair value	3,200	3,037
Commercial mortgage and other loans	7,814	7,751
Policy loans	5,397	5,418
Other long-term investments	1,660	1,597
Short-term investments	995	1,218

Total investments	60,966	57,635
Cash and cash equivalents	758	662
Accrued investment income	643	608
Other Closed Block assets	474	307

Total Closed Block Assets	62,841	59,212

Excess of reported Closed Block Liabilities over Closed Block Assets	3,028	3,376
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,175	231
Allocated to policyholder dividend obligation	(3,149)	0

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,054	$3,607

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2010
(in millions)
Balance, January 1	$0
Impact from earnings allocable to policyholder dividend obligation	0
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	3,149

Balance, September 30	$3,149

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Revenues
Premiums	$684	$738	$2,191	$2,378
Net investment income	751	733	2,226	2,161
Realized investment gains (losses), net	66	(22)	766	(1,250)
Other income	32	36	31	88

Total Closed Block revenues	1,533	1,485	5,214	3,377

Benefits and Expenses
Policyholders’ benefits	811	839	2,572	2,743
Interest credited to policyholders’ account balances	35	36	105	106
Dividends to policyholders	480	539	1,462	795
General and administrative expenses	136	139	407	427

Total Closed Block benefits and expenses	1,462	1,553	4,546	4,071

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	71	(68)	668	(694)
Income tax expense (benefit)	(41)	(6)	116	(8)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	112	(62)	552	(686)
Income from discontinued operations, net of taxes	1	0	1	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$113	$(62)	$553	$(686)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2009	641.8	179.7	462.1	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(2.9)	2.9	0.0

Balance, September 30, 2010	641.8	176.8	465.0	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$1,242	$1,032	$3,017	$1,215
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	509	333	415	193
Change in net unrealized investments gains (losses)(1)	1,997	4,763	4,719	7,865
Change in pension and postretirement unrecognized net periodic benefit	3	8	41	26

Other comprehensive income(2)	2,509	5,104	5,175	8,084

Comprehensive income	3,751	6,136	8,192	9,299

Comprehensive (income) loss attributable to noncontrolling interests	22	42	(2)	61

Comprehensive income attributable to Prudential Financial, Inc.	$3,773	$6,178	$8,190	$9,360

(1)	Includes cash flow hedges of $(119) million and $(36) million for the three months ended September 30, 2010 and 2009, respectively and $16 million and $(66) million for the nine months ended September 30, 2010 and 2009, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	Amounts are net of tax expense of $1,084 million and $2,578 million for the three months ended September 30, 2010 and 2009, respectively and $2,507 million and $4,070 million for the nine months ended September 30, 2010 and 2009, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2010 and 2009 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2009	$674	$511	$(1,628)	$(443)
Change in component during period	412	4,719	41	5,172

Balance, September 30, 2010	$1,086	$5,230	$(1,587)	$4,729

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2008	$375	$(6,735)	$(983)	$(7,343)
Change in component during period	210	7,865	26	8,101
Impact of adoption of guidance for other-than- temporary impairments of debt securities(2)	0	(659)	0	(659)

Balance, September 30, 2009	$585	$471	$(957)	$99

(1)	Includes cash flow hedges of $(189) million and $(205) million as of September 30, 2010 and December 31, 2009, respectively and $(213) million and $(147) million as of September 30, 2009 and December 31, 2008, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	See Note 2 for additional information on the adoption of guidance for other-than-temporary impairments of debt securities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,158			$1,040
Direct equity adjustment	9			12
Less: Income (loss) attributable to noncontrolling interests	(2)			(50)
Less: Earnings allocated to participating unvested share-based payment awards	15			12

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,154	464.8	$2.48	$1,090	461.2	$2.36

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$15			$12
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	15			12
Stock options		2.9			2.4
Deferred and long-term compensation programs		0.4			0.3
Exchangeable Surplus Notes	4	5.1		1	0.7

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,158	473.2	$2.45	$1,091	464.6	$2.35

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$2,495			$1,553
Direct equity adjustment	29			34
Less: Income (loss) attributable to noncontrolling interests	(1)			(44)
Less: Earnings allocated to participating unvested share-based payment awards	33			18

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,492	464.0	$5.37	$1,613	438.8	$3.68

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$33			$18
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	32			18
Stock options		3.1			1.2
Deferred and long-term compensation programs		0.5			0.6
Exchangeable Surplus Notes	13	5.1		0	0.0

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,506	472.7	$5.30	$1,613	440.6	$3.66

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2010 and 2009 were based on 6.2 million and 5.3 million of such awards, respectively, weighted for the period they were outstanding. Undistributed earnings allocated to participating unvested share-based payment awards for the nine months ended September 30, 2010 and 2009 were based on 6.1 million and 4.9 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended September 30, 2010 and 2009, 11.2 million and 10.4 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $70.65 and $72.65 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the nine months ended September 30, 2010 and 2009, 10.3 million and 14.1 million options, respectively, weighted for the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

portion of the period they were outstanding, with a weighted average exercise price of $72.00 and $62.87 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. As of September 30, 2010, $2 million of senior notes related to the $2.0 billion December 2006 issuance remain outstanding. These will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21. As of September 30, 2010, $0.2 million of senior notes related to the $3.0 billion December 2007 issuance remain outstanding. These senior notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $132.39.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock for the three and nine months ended September 30, are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	Three Months Ended September 30,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$76			$(8)
Less: Direct equity adjustment	9			12

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$67	2.0	$33.50	$(20)	2.0	$(10.00)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$516			$(364)
Less: Direct equity adjustment	29			34

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$487	2.0	$243.50	$(398)	2.0	$(199.00)

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

The Company issues commercial paper under the two programs described below primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At September 30, 2010 and December 31, 2009, the weighted average maturity of total commercial paper outstanding was 35 and 27 days, respectively.

Prudential Financial has a commercial paper program rated A-1 by Standard & Poor’s Rating Services (“S&P”), P-2 by Moody’s Investors Service, Inc. (“Moody’s”) and F2 by Fitch Ratings Ltd. (“Fitch”) as of September 30, 2010.

Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance has a commercial paper program, rated A-1+ by S&P, P-2 by Moody’s and F1 by Fitch as of September 30, 2010. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

Both commercial paper programs are backed by our unsecured committed lines of credit. As of September 30, 2010, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.9 billion, which reflects a reduction from $4.3 billion effective July 15, 2010, in connection with an amendment to certain terms and conditions of the credit facilities. There were no outstanding borrowings under these facilities as of September 30, 2010.

The table below presents the Company’s total outstanding commercial paper borrowings as of the dates indicated:

	September 30, 2010	December 31, 2009
	(in millions)
Prudential Financial	$249	$146
Prudential Funding, LLC	1,092	730

Total outstanding commercial paper borrowings	$1,341	$876

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Medium-term Notes

On January 14, 2010, Prudential Financial issued under its Medium-term Notes, Series D program $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015. On June 21, 2010, Prudential Financial issued under its Medium-term Notes, Series D program $650 million of 5.375% notes due June 2020 and $350 million of 6.625% notes due June 2040.

Retail Medium-term Notes

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of September 30, 2010, the outstanding balance of retail notes was $2.8 billion, a decrease of $432 million from December 31, 2009, resulting primarily from maturities and redemptions at the request of the Company.

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

As of September 30, 2010, Prudential Insurance had pledged qualifying assets with a fair value of $2.8 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $6.2 billion as of September 30, 2010.

As of September 30, 2010, the $1.0 billion of FHLBNY outstanding advances are reflected in “Short-term debt” and represent a $1.0 billion decrease from December 31, 2009, reflecting the repayment of collateralized advances that matured on June 4, 2010. The outstanding $1.0 billion collateralized advance matures on December 6, 2010. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston, or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “short-term debt” or “long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of September 30, 2010, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of September 30, 2010, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity based FHLBB stock, of approximately $0.9 billion.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Components of net periodic (benefit) cost
Service cost	$45	$40	$3	$3
Interest cost	118	115	28	29
Expected return on plan assets	(186)	(182)	(27)	(27)
Amortization of prior service cost	6	7	(3)	(3)
Amortization of actuarial (gain) loss, net	10	8	10	11

Net periodic (benefit) cost(1)	$(7)	$(12)	$11	$13

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Service cost	$134	$122	$9	$9
Interest cost	352	345	84	87
Expected return on plan assets	(558)	(546)	(81)	(81)
Amortization of prior service cost	18	21	(9)	(9)
Amortization of actuarial (gain) loss, net	30	24	30	33
Curtailments	(6)	0	0	0
Special termination benefits	2	0	0	0

Net periodic (benefit) cost(1)	$(28)	$(34)	$33	$39

(1)	Includes net periodic (benefit) cost for pensions of $0 million and $1 million for the three months ended September 30, 2010 and September 30, 2009, respectively and $(4) million and $4 million for the nine months ended September 30, 2010 and September, 2009, respectively, that have been classified as discontinued operations.

The Company made a discretionary cash contribution in July of 2010 of $95 million to an irrevocable trust, commonly referred to as a “rabbi trust,” which holds assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Effective with the third quarter of 2010, the Company has amended its definition of adjusted operating income as it relates to certain variable annuity contracts and defined contribution accounts that contain optional guaranteed living benefit features. Changes in the fair value of these optional living benefit features, which are accounted for as embedded derivatives, are primarily driven by changes in the policyholders’ account balance and changes in the capital market and policyholder behavior assumptions used in the valuation of the embedded derivatives, including equity market returns, interest rates, market volatility, benefit utilization, contract lapses, contractholder mortality, and withdrawal rates. The changes in fair value of the embedded derivative liabilities also reflect an increase or decrease in the market-perceived risk of the Company’s non-performance. The Company hedges or limits its exposure to certain risks associated with these living benefit features through a combination of product design elements and externally purchased hedging instruments. In addition, beginning in the second quarter of 2009, the Company expanded its hedging program to include a portion of the market exposure related to the overall capital position of the variable annuity business. During the second quarter of 2010, the equity component of the capital hedge within the variable annuity business was replaced with a new capital hedge program that more broadly addressed equity market exposure of the statutory capital within the Financial Services Businesses as a whole. Changes in the value of the embedded derivatives inclusive of the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

market-perceived risk of the Company’s non-performance, and the related hedge positions are reported in “Realized investment gains (losses), net.” Historically, adjusted operating income included the changes in fair value of these embedded derivatives and related hedge positions, in the period they occurred, and also included the related impact to amortization of deferred policy acquisition and other costs.

Adjusted operating income under the amended definition excludes any amounts related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of deferred policy acquisition and other costs. Adjusted operating income for all periods presented has been revised to conform to the amended definition. The Company views adjusted operating income under the amended definition as a more meaningful presentation of its results for purposes of analyzing the operating performance of, and allocating resources to, its business segments, as the amended definition presents results on a basis more consistent with the economics of the businesses. The accounting for these products and associated derivatives under U.S. GAAP has not changed.

The following table presents amounts included within the U.S. GAAP results of the Individual Annuities and Retirement segments and Corporate and Other operations that have been excluded from adjusted operating income under the amended definition for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net benefit/(charge) excluded from adjusted operating income under the amended definition:
Individual Annuities:
Decrease/(increase) in the fair value of the embedded derivative liabilities(1)	$(69)	$274	$(1,922)	$2,062
Change in fair value of hedge positions	139	(166)	2,056	(1,761)

Subtotal	70	108	134	301

Decrease/(increase) in the embedded derivative liabilities resulting from updates to inputs used in the valuation of the liability	(152)	(197)	912	454

Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions	(82)	(89)	1,046	755
Related benefit/(charge) to amortization of deferred policy acquisition and other costs	187	80	(509)	(558)

Net impact—living benefit guarantees and hedging activities and related costs	105	(9)	537	197
Impact of capital hedge program	(22)	(140)	(21)	(142)

Subtotal Individual Annuities	83	(149)	516	55
Retirement(2)	3	2	9	15
Corporate and Other(3)	3	(4)	(3)	25

Net benefit/(charge) excluded from adjusted operating income under the amended definition	$89	$(151)	$522	$95

(1)	Represents the change in fair value of the embedded derivative liabilities, excluding the impact resulting from updates to inputs used in the valuation of the liability and the market-perceived risk of the Company’s non-performance.
(2)	Represents the net impact of living benefit guarantees, hedging activities, and related amortization of deferred policy acquisition and other costs associated with certain defined contribution accounts, which are excluded from adjusted operating income under the amended definition.
(3)	Represents the net impact of capital hedge related activities and consolidating adjustments associated with these living benefit guarantees, which are excluded from adjusted operating income under the amended definition.

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

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges are associated with: policyholder dividends; amortization of deferred policy acquisition costs, valuation of business acquired (“VOBA”), unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; and payments associated with the market value adjustment features related to certain of the annuity products the Company sells. The related charges associated with policyholder dividends include a percentage of the net increase in the fair value of specified assets included in Gibraltar Life’s reorganization plan that was paid as a special dividend to Gibraltar Life policyholders. The liability related to this special dividend was fully paid as of June 30, 2010. Deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets including certain portions of the net realized investment gains and losses related to the embedded derivatives and related hedging positions associated with the living benefit features related to certain products as discussed above. The related charge for these items represents the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of the Company’s annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features.

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $27 million and $13 million for the three months ended September 30, 2010 and 2009, respectively, and net losses of $58 million and $14 million for the nine months ended September 30, 2010 and 2009, respectively). As of September 30, 2010 and December 31, 2009, the fair value of open contracts used for this purpose were net liabilities of $203 million and $16 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $49 million and $43 million for the three months ended September 30, 2010 and 2009, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $9 million and $7 million, respectively, related to derivative contracts that were terminated or offset in prior periods. Adjusted operating income includes net gains of $180 million and $100 million for the nine months ended September 30, 2010 and 2009, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $24 million and $18 million, respectively, related to derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) as of September 30, 2010, related to derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	Deferred Amount	Weighted Average Period
	(in millions)
Segment:
International Insurance	$723	30 years
Asset Management	27	9 years
Corporate and Other	(50)	7 years

Total deferred gain (loss)	$700

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment losses of $1 million and $33 million for the three months ended September 30, 2010 and 2009, respectively, and net gains of $9 million and losses of $175 million for the nine months ended September 30, 2010 and 2009, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” In addition, prior to the Company’s repayment of the obligation in 2010, the secured financing received from the Federal Reserve under TALF was reflected within “Long-term debt,” and carried at fair value under the fair value option under authoritative guidance around fair value. The changes in the fair value of this debt, which were recorded within “Asset management fees and other income,” was also excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net.” This is consistent with the securities purchased with the proceeds from this financing, which were carried at fair value and included in “Other trading account assets, at fair value” as discussed above. The net impact of these adjustments was to exclude from adjusted operating income net gains of $23 million and $31 million, for the three months ended September 30, 2010 and 2009, respectively, and net gains of $18 million and $14 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company has certain assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates during the period is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these adjustments was to exclude from adjusted operating income net gains of $192 million, and losses of $23 million for the three months ended September 30, 2010 and 2009, respectively, and net gains of $150 million and gains of $56 million for the nine months ended September 30, 2010 and 2009, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$588	$315	$701	$560
Retirement	119	117	425	362
Asset Management	148	29	355	61

Total U.S. Retirement Solutions and Investment Management Division	855	461	1,481	983

Individual Life	190	243	369	421
Group Insurance	61	64	146	262

Total U.S. Individual Life and Group Insurance Division	251	307	515	683

International Insurance	530	500	1,473	1,390
International Investments	1	7	32	25

Total International Insurance and Investments Division	531	507	1,505	1,415

Corporate Operations	(279)	(209)	(662)	(521)
Real Estate and Relocation Services	19	6	22	(54)

Total Corporate and Other	(260)	(203)	(640)	(575)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,377	1,072	2,861	2,506

Reconciling items:
Realized investment gains (losses), net, and related adjustments	160	(406)	1,481	(1,101)
Charges related to realized investment gains (losses), net	118	29	(641)	(561)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	388	694	719	1,525
Change in experience-rated contractholder liabilities due to asset value changes	(367)	(458)	(831)	(850)
Divested businesses	(32)	25	(46)	(31)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(18)	(92)	(36)	(75)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,626	864	3,507	1,413

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	114	(16)	777	(572)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,740	$848	$4,284	$841

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Financial Services Businesses:
Individual Annuities	$807	$653	$2,334	$1,818
Retirement	1,376	1,100	3,875	3,525
Asset Management	493	291	1,366	896

Total U.S. Retirement Solutions and Investment Management Division	2,676	2,044	7,575	6,239

Individual Life	638	656	2,076	2,039
Group Insurance	1,466	1,356	4,093	3,992

Total U.S. Individual Life and Group Insurance Division	2,104	2,012	6,169	6,031

International Insurance	3,008	2,668	8,849	7,738
International Investments	84	74	256	225

Total International Insurance and Investments Division	3,092	2,742	9,105	7,963

Corporate Operations	(62)	(62)	(166)	(154)
Real Estate and Relocation Services	66	62	167	113

Total Corporate and Other	4	0	1	(41)

Total	7,876	6,798	22,850	20,192

Reconciling items:
Realized investment gains (losses), net, and related adjustments	160	(406)	1,481	(1,101)
Charges related to realized investment gains (losses), net	(42)	(80)	(115)	(141)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	388	694	719	1,525
Divested businesses	4	32	6	(10)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(16)	(43)	(35)	(31)

Total Financial Services Businesses	8,370	6,995	24,906	20,434

Closed Block Business	1,592	1,548	5,402	3,513

Total per Unaudited Interim Consolidated Financial Statements	$9,962	$8,543	$30,308	$23,947

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Asset Management segment intersegment revenues	$102	$88	$290	$257

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	September 30, 2010	December 31, 2009
	(in millions)
Individual Annuities	$101,969	$84,064
Retirement	129,845	123,625
Asset Management	32,181	30,185

Total U.S. Retirement Solutions and Investment Management Division	263,995	237,874

Individual Life	40,002	36,917
Group Insurance	34,927	32,935

Total U.S. Individual Life and Group Insurance Division	74,929	69,852

International Insurance	100,806	87,590
International Investments	5,779	4,997

Total International Insurance and Investments Division	106,585	92,587

Corporate Operations	12,080	14,368
Real Estate and Relocation Services	634	590

Total Corporate and Other	12,714	14,958

Total Financial Services Businesses	458,223	415,271

Closed Block Business	68,701	64,932

Total	$526,924	$480,203

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. These activities had no impact on the Company’s 2009 or the first nine months of 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The Company is working with its IRS audit team to bring the DRD issue to a close in accordance with the IDD. These activities had no impact on the Company’s 2009 or the first nine months of 2010 results.

In January 2007, the IRS began an examination of tax years 2004 through 2006. For tax years 2007 through 2010, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ending March 31, 2004 to March 31, 2008. These activities had no material impact on the Company’s 2009 or the first nine months of 2010 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, a

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

local district office in the South Korean tax authority concluded a routine tax audit of the local taxes for tax years ending March 31, 2004 through March 31, 2007 of Prudential Life Insurance Company of Korea, Ltd. (“POK”). During 2010, South Korea’s National Tax Service concluded a general tax audit of POK’s tax years ending March 31, 2006 to March 31, 2010. These activities had no material impact on the Company’s 2009 or the first nine months of 2010 results.

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

The Healthcare Act also amended Section 162(m) of the Internal Revenue Code to limit the tax deductibility of compensation paid to certain employees of covered health insurance providers. Pursuant to this new provision, the Company could be considered a covered health insurance provider and could be subject to the limitation on the tax deductibility of certain compensation earned in 2010 but payable after 2012. As a result, the Company incurred a charge in the third quarter of 2010 of $12 million to reflect a portion of the Company’s compensation expense that would not be deductible.

13. FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value) and commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2010 and December 31, 2009, these over-rides on a net basis were not material.

Inactive Markets—During 2009 and continuing through the first quarter of 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with its own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009, and continuing through March 31, 2010 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value. As a result, the Company considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities as of June 30, 2009 through March 31, 2010. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, the Company classified these securities within Level 3 as of June 30, 2009 through March 31, 2010.

Beginning in the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where third party pricing information based on observable inputs was used to fair value the security, and based on the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

assessment that the market has been becoming increasingly active, the Company reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 since June 30, 2010. As of September 30, 2010, the fair value of these securities included in Level 2 were $4,627 million included in Fixed Maturities Available for Sale—Asset-Backed Securities and $212 million included in Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities.

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2010
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,159	$0	$		$11,159
Obligations of U.S. states and their political subdivisions	0	2,037	0			2,037
Foreign government bonds	0	49,833	32			49,865
Corporate securities	5	100,238	737			100,980
Asset-backed securities	0	8,812	1,683			10,495
Commercial mortgage-backed securities	0	12,180	143			12,323
Residential mortgage-backed securities	0	10,306	24			10,330

Subtotal	5	194,565	2,619			197,189
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	245	0			245
Obligations of U.S. states and their political subdivisions	0	175	0			175
Foreign government bonds	0	553	0			553
Corporate securities	0	10,407	42			10,449
Asset-backed securities	0	780	176			956
Commercial mortgage-backed securities	0	2,267	5			2,272
Residential mortgage-backed securities	0	1,275	19			1,294
Equity securities	794	231	4			1,029
Short-term investments and cash equivalents	624	153	0			777

Subtotal	1,418	16,086	246			17,750
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	244	0			244
Obligations of U.S. states and their political subdivisions	0	113	0			113
Foreign government bonds	2	24	0			26
Corporate securities	8	282	31			321
Asset-backed securities	0	638	60			698
Commercial mortgage-backed securities	0	84	18			102
Residential mortgage-backed securities	0	166	20			186
Equity securities	314	142	28			484
All other activity	91	11,249	203		(8,041)	3,502

Subtotal	415	12,942	360		(8,041)	5,676
Equity securities, available for sale	4,004	2,921	347			7,272
Commercial mortgage and other loans	0	89	308			397
Other long-term investments	42	149	756			947
Short-term investments	3,980	1,447	0			5,427
Cash equivalents	1,967	6,560	0			8,527
Other assets	1,743	360	21			2,124

Subtotal excluding separate account assets	13,574	235,119	4,657		(8,041)	245,309
Separate account assets(1)	38,674	141,047	14,742			194,463

Total assets	$52,248	$376,166	$19,399		$(8,041)	$439,772

Future policy benefits	$0	$0	$1,291	$		$1,291
Long-term debt	0	0	0			0
Other liabilities	30	7,721	2		(7,060)	693

Total liabilities	$30	$7,721	$1,293		$(7,060)	$1,984

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2009(3)
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$8,268	$0	$		$8,268
Obligations of U.S. states and their political subdivisions	0	1,375	0			1,375
Foreign government bonds	0	42,007	47			42,054
Corporate securities	5	89,794	902			90,701
Asset-backed securities	0	3,875	6,363			10,238
Commercial mortgage-backed securities	0	10,713	305			11,018
Residential mortgage-backed securities	0	11,467	104			11,571

Subtotal	5	167,499	7,721			175,225
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	128	0			128
Obligations of U.S. states and their political subdivisions	0	31	0			31
Foreign government bonds	0	517	0			517
Corporate securities	0	9,419	83			9,502
Asset-backed securities	0	576	281			857
Commercial mortgage-backed securities	0	1,888	5			1,893
Residential mortgage-backed securities	0	1,412	20			1,432
Equity securities	700	232	3			935
Short-term investments and cash equivalents	338	387	0			725

Subtotal	1,038	14,590	392			16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	95	0			95
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	1	23	0			24
Corporate securities	16	309	34			359
Asset-backed securities	0	894	97			991
Commercial mortgage-backed securities	0	109	27			136
Residential mortgage-backed securities	0	146	12			158
Equity securities	311	136	24			471
All other activity	37	4,707	297		(4,242)	799

Subtotal	365	6,419	491		(4,242)	3,033
Equity securities, available for sale	3,755	2,747	393			6,895
Commercial mortgage and other loans	0	114	338			452
Other long-term investments	36	66	498			600
Short-term investments	3,561	2,831	0			6,392
Cash equivalents	5,671	4,468	0			10,139
Other assets	2,391	176	27			2,594

Subtotal excluding separate account assets	16,822	198,910	9,860		(4,242)	221,350
Separate account assets(1)	33,641	127,381	13,052			174,074

Total assets	$50,463	$326,291	$22,912		$(4,242)	$395,424

Future policy benefits	$0	$0	$55	$		$55
Long-term debt	0	0	429			429
Other liabilities	0	4,764	6		(3,841)	929

Total liabilities	$0	$4,764	$490		$(3,841)	$1,413

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is primarily borne by our customers and policyholders.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of September 30, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are not significant to the price of a security, a Level 2 classification is made. Otherwise, a Level 3 classification is used.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets—Trading account assets (including trading account assets supporting insurance liabilities) consist primarily of public corporate bonds, treasuries, equity securities and derivatives whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities” and “Derivative Instruments.” Other trading account assets also include certain assets originally purchased under TALF, as described below under “Long-Term Debt.”

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

Commercial Mortgage and Other Loans—The fair value of commercial mortgage loans held for investment (i.e., interim portfolio) and accounted for using the Fair Value Option are determined based on the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for similar quality loans. The quality ratings for these loans, a primary determinant of the appropriate credit spread and a significant component of the pricing input, are based on internally developed methodology. As a result, these loans are included in Level 3 in the fair value hierarchy.

The fair value of loans held for sale (i.e., agency-backed loans) and accounted for using the Fair Value Option is determined utilizing pricing indicators from the whole loan market, where investors are committed to purchase these loans at a pre-determined price, which is considered the principal exit market for these loans. The Company has evaluated the valuation inputs used for these assets, including the existence of pre-determined exit prices, the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 2 inputs in the fair value hierarchy.

Other Long-Term Investments—Other long-term investments include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities and equity securities), as well as wholly-owned real estate held within other investment funds. The fair value of the feeder fund investments in master funds are generally determined by reference to the investments in the underlying master funds.

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

The majority of the Company’s derivative positions are traded in the over-the-counter (OTC) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and to-be-announced (or TBA) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility and are classified as Level 2.

OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities. However, the non-performance risk adjustment is applied only to the uncollateralized portion of the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

OTC derivative assets and liabilities, after consideration of the impacts of two-way collateral posting. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

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

Cash Equivalents and Short-Term Investments—Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

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

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2010 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Long-Term Debt—Long-term debt included funding received from the Federal Reserve Bank of New York on a non-recourse basis to finance the purchase of eligible asset-backed securities, under TALF, as of December 31, 2009. The Company valued these liabilities using various inputs including the value of the collateral (eligible asset-backed securities), a comparison of the liabilities’ spread over LIBOR to the spreads in current TALF offerings and various other market observable and non-observable inputs which incorporated significant management judgment. As a result, the pricing of the non-recourse liabilities were classified within Level 3 in the Company’s fair value hierarchy. The pricing of the collateral assets (recorded in “other trading account assets”) was generally based on third party pricing information as discussed above, and included in Level 2 in the Company’s fair value hierarchy. See Note 9 for additional information regarding the Company’s participation in TALF.

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for foreign common stocks held in the Company’s Separate Account. In certain periods, an adjustment may be made to the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets for that day. If an adjustment is made in the reporting period, these Separate Account assets are classified as Level 2. When an adjustment is not made, they are classified as Level 1. This type of adjustment was made at June 30, 2010 and December 31, 2009, but not at September 30, 2010 or March 31, 2010. As a result, during the three months ended September 30, 2010, $2.8 billion of transfers from Level 2 to Level 1 occurred for these Separate Account assets. On a net basis, $3.4 billion of assets transferred from Level 2 to Level 1 for the nine months ended September 30, 2010.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2010, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2010.

	Three Months Ended September 30, 2010
	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale- Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$45	$843	$1,244	$170	$25
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(4)	4	4	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	3	21	28	0	0
Net investment income	0	2	6	1	0
Purchases, sales, issuances and settlements	0	(116)	456	(37)	(1)
Foreign currency translation	0	1	8	11	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	32	0	(3)	0
Transfers out of Level 3(2)	(16)	(42)	(63)	(3)	0

Fair Value, end of period	$32	$737	$1,683	$143	$24

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(8)	$3	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$3	$26	$28	$3	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$68	$113	$5	$20
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	(2)	3	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases, sales, issuances and settlements	(21)	73	0	(1)
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(3)	(13)	0	0

Fair Value, end of period	$42	$176	$5	$19

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(2)	$3	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

	Three Months Ended September 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$5	$34	$55	$29	$23
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	0	3	(1)	2
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	1	0	0
Purchases, sales, issuances and settlements	(1)	(1)	(11)	(11)	(3)
Foreign currency translation	0	0	3	2	1
Transfers into Level 3(2)	0	0	14	(1)	0
Transfers out of Level 3(2)	0	(2)	(5)	0	(3)

Fair Value, end of period	$4	$31	$60	$18	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$1	$0	$1
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long- term Investments
	(in millions)
Fair Value, beginning of period	$26	$266	$352	$296	$763
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(56)	1	13	(7)
Asset management fees and other income	0	0	0	0	(1)
Included in other comprehensive income (loss)	0	0	(12)	0	0
Net investment income	0	0	0	0	1
Purchases, sales, issuances and settlements	1	(7)	(15)	(1)	0
Foreign currency translation	1	0	21	0	0
Transfers into Level 3(2)	0	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$28	$203	$347	$308	$756

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(57)	$0	$13	$(7)
Asset management fees and other income	$0	$(1)	$0	$0	$16
Included in other comprehensive income (loss)	$0	$0	$(12)	$0	$0

	Three Months Ended September 30, 2010
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$21	$13,994	$(989)	$0	$(6)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(221)	0	2
Asset management fees and other income	(1)	0	0	0	0
Interest credited to policyholders’ account balances	0	633	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	1	167	(81)	0	2
Other	0	0	0	0	0
Transfers into Level 3(2)	0	6	0	0	0
Transfers out of Level 3(2)	0	(58)	0	0	0

Fair Value, end of period	$21	$14,742	$(1,291)	$0	$(2)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(230)	$0	$2
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$315	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers—Transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Nine Months Ended September 30, 2010
	Fixed Maturities Available For Sale-Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale-Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$47	$902	$6,363	$305	$104
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(27)	(55)	(128)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	2	82	126	37	0
Net investment income	0	9	(25)	(1)	0
Purchases, sales, issuances and settlements	0	(253)	202	(46)	(4)
Foreign currency translation	0	0	1	2	0
Other(1)	0	9	1	48	(48)
Transfers into Level 3(2)	0	162	129	8	2
Transfers out of Level 3(2)	(17)	(147)	(5,059)	(82)	(30)

Fair Value, end of period	$32	$737	$1,683	$143	$24

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(30)	$(67)	$(133)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$2	$91	$115	$39	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$83	$281	$5	$20
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	(5)	1	2	1
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	1	0	0	0
Purchases, sales, issuances and settlements	(38)	127	(1)	(2)
Transfers into Level 3(2)	37	9	31	0
Transfers out of Level 3(2)	(36)	(242)	(32)	0

Fair Value, end of period	$42	$176	$5	$19

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(6)	$1	$4	$1
Included in other comprehensive income (loss)	$0	$0	$0	$0

	Nine Months Ended September 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset-Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$3	$34	$97	$27	$12
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	2	0	6	3	2
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	1	1	0
Purchases, sales, issuances and settlements	(1)	1	(64)	(13)	(4)
Foreign currency translation	0	0	2	2	2
Other(1)	0	(2)	5	(2)	2
Transfers into Level 3(2)	0	0	20	6	10
Transfers out of Level 3(2)	0	(2)	(7)	(6)	(4)

Fair Value, end of period	$4	$31	$60	$18	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$2	$1	$4	$2	$1
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long- term Investments
	(in millions)
Fair Value, beginning of period	$24	$297	$393	$338	$498
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)	23	20	(10)
Asset management fees and other income	0	4	0	0	39
Included in other comprehensive income (loss)	0	0	(15)	0	0
Net investment income	0	0	0	0	2
Purchases, sales, issuances and settlements	4	(94)	(66)	(50)	227
Foreign currency translation	0	0	9	0	0
Other(1)	0	(3)	0	0	0
Transfers into Level 3(2)	0	0	3	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$28	$203	$347	$308	$756

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$(29)	$20	$(10)
Asset management fees and other income	$0	$4	$0	$0	$36
Included in other comprehensive income (loss)	$0	$0	$30	$0	$0

	Nine Months Ended September 30, 2010
	Other Assets	Separate Account Assets (4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$27	$13,052	$(55)	$(429)	$(6)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(1,020)	0	2
Asset management fees and other income	(7)	0	0	0	0
Interest credited to policyholders’ account balances	0	1,242	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	1	782	(216)	429	2
Other	0	0	0	0	0
Transfers into Level 3(2)	0	41	0	0	0
Transfers out of Level 3(2)	0	(375)	0	0	0

Fair Value, end of period	$21	$14,742	$(1,291)	$0	$(2)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1,035)	$0	$2
Asset management fees and other income	$(6)	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$409	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers—Transfers out of Level 3 for Fixed Maturities Available for Sale—Asset-Backed Securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities include $4,974 million and $222 million, respectively, for the nine months ended September 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2009, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2009.

	Three Months Ended September 30, 2009
	Fixed Maturities Available For Sale-Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale-Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$43	$1,279	$6,014	$59	$197
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(8)	(242)	(16)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	2	85	1,041	(16)	3
Net investment income	0	3	16	5	1
Purchases, sales, issuances and settlements	138	(77)	(544)	(4)	(16)
Foreign currency translation	0	1	7	8	0
Other(1)	0	0	4	0	0
Transfers into Level 3(2)	0	150	162	264	0
Transfers out of Level 3(2)	0	(79)	(15)	0	0

Fair Value, end of period	$183	$1,354	$6,443	$300	$185

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(9)	$(242)	$(17)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$1	$74	$1,026	$(16)	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Foreign Government Bonds	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$197	$269	$5	$24
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	10	32	0	3
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	(1)	0	0	0
Purchases, sales, issuances and settlements	12	(12)	(23)	0	(1)
Transfers into Level 3(2)	0	45	2	0	0
Transfers out of Level 3(2)	0	(28)	(9)	0	0

Fair Value, end of period	$12	$211	$271	$5	$26

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$10	$20	$0	$3
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

	Three Months Ended September 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset-Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$2	$59	$35	$9	$6
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	3	(1)	(2)	3
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	2	1	0	(2)
Foreign currency translation	0	0	1	1	0
Other(1)	0	4	0	0	0
Transfers into Level 3(2)	0	1	3	18	1
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$2	$69	$39	$26	$8

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$2	$(2)	$(4)	$1
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2009
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long- term Investments
	(in millions)
Fair Value, beginning of period	$21	$906	$351	$0	$495
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(152)	(17)	(11)	3
Asset management fees and other income	1	15	0	0	(62)
Included in other comprehensive income (loss)	0	0	35	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	3	(1)	(6)	0	(22)
Foreign currency translation	0	0	7	0	0
Other(1)	0	2	1	0	62
Transfers into Level 3(2)	0	0	5	414	0
Transfers out of Level 3(2)	0	0	(5)	0	0

Fair Value, end of period	$25	$770	$371	$403	$476

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(137)	$(17)	$(11)	$3
Asset management fees and other income	$2	$(1)	$0	$0	$(67)
Included in other comprehensive income (loss)	$0	$0	$35	$0	$0

	Three Months Ended September 30, 2009
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$26	$14,199	$(796)	$(1,167)	$(79)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	80	0	38
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	(1,142)	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	(82)	(36)	188	1
Transfers into Level 3(2)	0	427	0	0	0
Transfers out of Level 3(2)	0	(89)	0	0	0

Fair Value, end of period	$26	$13,313	$(752)	$(979)	$(40)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$50	$0	$38
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$(1,470)	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position. Includes reclassifications to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers—Transfers into Level 3 for Fixed Maturities, Available for Sale—Commercial Mortgage-Backed securities for the three months ended September 30, 2009 is primarily the result of over-riding the third party pricing information downward with internally developed valuations for certain securities held in the Japanese insurance operations portfolio. Transfers into Level 3 for Commercial Mortgage and Other Loans for the three months ended September 30, 2009 is primarily due to downward credit migration of these loans. The downgrade in loans has resulted in the utilization of higher credit spreads, that are internally developed and not observable in the market place. This increase in credit spreads is now considered a significant input in the fair value calculation for these loans. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

	Nine Months Ended September 30, 2009
	Fixed Maturities Available For Sale-Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale-Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$30	$932	$1,013	$66	$228
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(92)	(570)	(18)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	5	102	1,892	(21)	3
Net investment income	0	12	12	5	1
Purchases, sales, issuances and settlements	138	(14)	(1,155)	(4)	(47)
Foreign currency translation	0	1	5	8	0
Other(1)	0	(24)	4	0	0
Transfers into Level 3(2)	10	629	5,275	264	0
Transfers out of Level 3(2)	0	(192)	(33)	0	0

Fair Value, end of period	$183	$1,354	$6,443	$300	$185

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(93)	$(571)	$(18)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$5	$86	$1,839	$(21)	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Foreign Government Bonds	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$75	$35	$6	$28
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	17	48	(1)	3
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	1	0	0	0
Purchases, sales, issuances and settlements	12	(40)	(56)	0	(3)
Transfers into Level 3(2)	0	223	253	0	0
Transfers out of Level 3(2)	0	(65)	(9)	0	(2)

Fair Value, end of period	$12	$211	$271	$5	$26

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$13	$36	$(1)	$3
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

	Nine Months Ended September 30, 2009
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset-Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$1	$38	$30	$2	$3
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	3	(42)	(4)	1
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	1	0	0
Purchases, sales, issuances and settlements	1	2	820	0	(1)
Foreign currency translation	0	0	1	1	0
Other(1)	0	25	0	0	0
Transfers into Level 3(2)	0	1	18	28	7
Transfers out of Level 3(2)	0	0	(789)	(1)	(2)

Fair Value, end of period	$2	$69	$39	$26	$8

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$2	$(43)	$(6)	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2009
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long- term Investments
	(in millions)
Fair Value, beginning of period	$19	$1,304	$325	$56	$1,015
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(281)	(20)	(16)	3
Asset management fees and other income	0	12	0	0	(88)
Included in other comprehensive income (loss)	0	0	55	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	3	(272)	1	(51)	140
Foreign currency translation	0	0	5	0	0
Other(1)	3	7	0	0	(594)
Transfers into Level 3(2)	0	0	11	414	0
Transfers out of Level 3(2)	0	0	(6)	0	0

Fair Value, end of period	$25	$770	$371	$403	$476

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(270)	$(21)	$(11)	$3
Asset management fees and other income	$1	$1	$0	$0	$(67)
Included in other comprehensive income (loss)	$0	$0	$55	$0	$0

	Nine Months Ended September 30, 2009
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long- term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$26	$19,780	$(3,229)	$(324)	$(139)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	2,565	0	62
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	(6,714)	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	179	(88)	(979)	37
Other(1)	0	0	0	324	0
Transfers into Level 3(2)	0	445	0	0	0
Transfers out of Level 3(2)	0	(377)	0	0	0

Fair Value, end of period	$26	$13,313	$(752)	$(979)	$(40)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$2,485	$0	$62
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$(6,819)	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position. Includes reclassifications to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers—Transfers into Level 3 for Fixed Maturities Available for Sale—Asset-Backed securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed securities include $4,583 million and $188 million, respectively for the nine months ended September 30, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, as discussed above. Transfers into Level 3 for Fixed Maturities, Available for Sale—Commercial Mortgage-Backed securities for the nine months ended September 30, 2009 is primarily the result of over-riding the third party pricing information downward with internally developed valuations for certain securities held in the Japanese insurance operations portfolio. Transfers into Level 3 for Commercial Mortgage and Other Loans for the nine months ended September 30, 2009 is primarily due to downward credit migration of these loans. The downgrade in loans has resulted in the utilization of higher credit spreads, that are internally developed and not observable in the market place. This increase in credit spreads is now considered a significant input in the fair value calculation for these loans. Transfers out of Level 3 for Other Trading Account Assets—Asset Backed securities were primarily the result of the use of third party pricing for the securities purchased under TALF. In the first quarter of 2009, these assets were valued internally using a model.

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

The table below presents the balance of derivative assets and liabilities measured at fair value on a recurring basis as of the date indicated.

	As of September 30, 2010
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$4	$6,632	$0	$		$6,636
Currency	0	322	0			322
Credit	0	102	0			102
Currency/Interest Rate	0	269	0			269
Equity	4	782	196			982
Broker-dealer	29	2,932	0			2,961
Netting(1)					(8,041)	(8,041)

Total derivative assets	$37	$11,039	$196		$(8,041)	$3,231

Derivative liabilities:
Interest Rate	$(2)	$(3,475)	$0	$		$(3,477)
Currency	0	(452)	0			(452)
Credit	0	(123)	0			(123)
Currency/Interest Rate	0	(640)	0			(640)
Equity	0	(246)	0			(246)
Broker-dealer	(2)	(2,884)	0			(2,886)
Netting(1)					7,060	7,060

Total derivative liabilities	$(4)	$(7,820)	$0		$7,060	$(764)

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and nine months ended September 30, 2010, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2010, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2010.

	Three Months Ended September 30, 2010
	Derivative Assets- Equity	Derivative Liabilities- Credit
	(in millions)
Fair Value, beginning of period	$259	$(3)
Total gains or (losses) (realized/unrealized):	0	0
Included in earnings:	0	0
Realized investment gains (losses), net	(60)	3
Asset management fees and other income	0	0
Purchases, sales, issuances and settlements	(3)	0
Transfers into Level 3(1)	0	0
Transfers out of Level 3(1)	0	0

Fair Value, end of period	$196	$0

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(60)	$3
Asset management fees and other income	$0	$0

	Nine Months Ended September 30, 2010
	Derivative Assets- Equity	Derivative Liabilities- Credit
	(in millions)
Fair Value, beginning of period	$297	$(5)
Total gains or (losses) (realized/unrealized):	0	0
Included in earnings:	0	0
Realized investment gains (losses), net	(42)	5
Asset management fees and other income	0	0
Purchases, sales, issuances and settlements	(59)	0
Foreign currency translation	0	0
Other(1)	0	0
Transfers into Level 3(1)	0	0
Transfers out of Level 3(1)	0	0

Fair Value, end of period	$196	$0

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(36)	$5
Asset management fees and other income	$(6)	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $23 million and $65 million of net losses being recorded for the three and nine months ended September 30, 2010 on certain commercial mortgage loans, respectively. The carrying value of these loans as of September 30, 2010 was $316 million. Similar commercial mortgage loan reserve adjustments of $99 million and $227 million in net losses were recorded for the three and nine months ended September 30, 2009, respectively. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy.

Impairments of $2 million and $9 million were recorded for the three months ended September 30, 2010 and 2009, respectively, and $6 million and $44 million for the nine months ended September 30, 2010 and 2009, respectively, on certain cost method investments. The carrying values as of September 30, 2010 and 2009 of these impaired investments are $158 million and $176 million, respectively. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and long-term debt, where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$4	$(9)	$8	$(44)
Other changes in fair value	$5	$0	$7	$1
Other long-term investments
Changes in fair value	$8	$0	$8	$0
Liabilities:
Long-term debt:
Changes in fair value	$0	$0	$0	$0

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and long-term debt. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. Interest income on these loans was $7 million and $10 million for the three months ended September 30, 2010 and 2009, respectively, and $21 million and $30 million for the nine months ended September 30, 2010 and 2009, respectively. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $418 million and $453 million, respectively, as of September 30, 2010, and $479 million and $556 million, respectively as December 31, 2009. As of September 30, 2010, loans that were in nonaccrual status had fair values of $97 million and aggregate contractual principal amounts of $109 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of other long-term investments was $244 million as of September 30, 2010.

As of first quarter 2010 the Company no longer has any outstanding debt that is carried at fair value under the fair value option. The Company recorded $4 million and $8 million of interest expense for the three and nine months ended September 30, 2009, respectively for debt carried at fair value under the fair value option during 2009.

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$5,233	$5,522	$5,120	$5,197
Commercial mortgage and other loans(1)	31,924	33,379	31,384	30,693
Policy loans	10,544	13,286	10,146	11,837
Liabilities:
Policyholders’ account balances—investment contracts	$76,559	$78,489	$73,674	$74,353
Short-term and long-term debt(1)	24,909	26,543	24,159	24,054
Debt of consolidated VIEs	382	259	413	239
Bank customer liabilities	1,737	1,755	1,523	1,538

(1)	Includes items carried at fair value under the fair value option.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Policy Loans

The fair value of U.S. insurance policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns, while Japanese insurance policy loans use the risk-free proxy based on the Yen LIBOR. For group corporate - and trust - owned life insurance contracts and group universal life contracts, the fair value of the policy loans is the amount due as of the reporting date.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	September 30, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$7,073	$174	$(607)	$7,793	$101	$(414)
Currency	1,094	87	(27)	1,392	3	(17)
Currency/Interest Rate	3,249	83	(366)	2,452	47	(326)

Total Qualifying Hedge Relationships	$11,416	$344	$(1,000)	$11,637	$151	$(757)

Non-Qualifying Hedge Relationships
Interest Rate	$123,216	$6,462	$(2,870)	$97,265	$2,545	$(2,129)
Currency	10,494	235	(425)	11,692	223	(220)
Credit	3,117	102	(123)	3,788	259	(110)
Currency/Interest Rate	5,061	186	(274)	5,396	122	(268)
Equity	25,559	982	(246)	7,126	618	(86)

Total Non-Qualifying Hedge Relationships	$167,447	$7,967	$(3,938)	$125,267	$3,767	$(2,813)

Total Derivatives(1)	$178,863	$8,311	$(4,938)	$136,904	$3,918	$(3,570)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,571 million as of September 30, 2010 and a liability of $391 million as of December 31, 2009, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$(44)	$(61)	$(169)	$243
Net investment income	(35)	(39)	(116)	(119)
Interest expense-(increase)/decrease	6	1	12	2
Interest credited to policyholder account balances-(increase)/decrease	16	20	51	49
Currency
Realized investment gains (losses), net	(4)	10	89	10
Net investment income	(1)	0	(3)	0
Other income	0	0	0	2

Total fair value hedges	$(62)	$(69)	$(136)	$187

Cash flow hedges
Interest Rate
Interest expense-(increase)/decrease	(4)	(4)	(14)	(12)
Interest credited to policyholder account balances-(increase)/decrease	(1)	(2)	(2)	(5)
Accumulated other comprehensive income (loss)(1)	(12)	(5)	(33)	42
Currency/Interest Rate
Net investment income	(1)	(2)	(7)	(6)
Other income	16	4	10	3
Accumulated other comprehensive income (loss)(1)	(171)	(51)	57	(143)

Total cash flow hedges	$(173)	$(60)	$11	$(121)

Net investment hedges
Currency
Realized investment gains (losses), net(2)	0	0	0	36
Accumulated other comprehensive income (loss)(1)	(35)	(33)	(64)	(73)
Currency/Interest Rate
Accumulated other comprehensive income (loss)(1)	(47)	(61)	(50)	(78)

Total net investment hedges	$(82)	$(94)	$(114)	$(115)

Non-qualifying Hedges
Realized investment gains (losses), net
Interest Rate	1,329	746	3,727	(1,306)
Currency	(259)	(234)	(139)	(200)
Currency/Interest Rate	(139)	(61)	68	(192)
Credit	(20)	43	(83)	66
Equity	(820)	(616)	(341)	(1,102)
Embedded Derivatives (Interest/Equity/Credit)	(172)	251	(967)	2,749

Total non-qualifying hedges	$(81)	$129	$2,265	$15

Total Derivative Impact	$(398)	$(94)	$2,026	$(34)

(1)	Amounts deferred in Equity.
(2)	Relates to the sale of equity method investments.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and nine months ended September 30, 2010 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2009	$(317)
Net deferred gains on cash flow hedges from January 1 to September 30, 2010	11
Amount reclassified into current period earnings	13

Balance, September 30, 2010	$(293)

Using September 30, 2010 values it is anticipated that a pre-tax loss of approximately $28 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending September 30, 2011, offset by amounts pertaining to the hedged items. As of September 30, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 13 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $13 million and $127 million as of September 30, 2010 and December 31, 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$2	$60	$0	$355	$2
2	28	0	158	0	186	0

Subtotal	323	2	218	0	541	2
3	0	0	45	0	45	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	45	0	45	0

Total	$323	$2	$263	$0	$586	$2

	December 31, 2009
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$323	$3	$140	$0	$463	$3
2	28	0	303	(3)	331	(3)

Subtotal	351	3	443	(3)	794	0
3	0	0	132	(2)	132	(2)
4	0	0	0	0	0	0
5	0	0	50	(1)	50	(1)
6	0	0	0	0	0	0

Subtotal	0	0	182	(3)	182	(3)

Total	$351	$3	$625	$(6)	$976	$(3)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

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

	September 30, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$40	$0	$45	$0
Utilities	0	0	5	0
Finance	0	0	0	0
Services	28	0	31	0
Energy	20	0	20	0
Transportation	25	0	30	0
Retail and Wholesale	20	0	30	0
Other	190	2	190	3
First to Default Baskets(1)	263	0	625	(6)

Total Credit Derivatives	$586	$2	$976	$(3)

(1)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of September 30, 2010 and December 31, 2009 was a liability of $47 million and $22 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $750 million and $723 million at September 30, 2010 and December 31, 2009, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2010 and December 31, 2009, the Company had $2.031 billion and $2.313 billion of outstanding notional amounts, respectively, reported at fair value as an asset of $24 million and an asset of $174 million, respectively.

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

The following table sets forth the income statement impact of derivatives used in a dealer or broker capacity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in millions)
Asset management fees and other income
Interest Rate	$(6)	$(18)	$(10)	$(21)
Commodity	9	8	44	37
Currency	11	24	39	44
Equity	1	0	7	4

Total asset management fees and other income	$15	$14	$80	$64

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $398 million as of September 30, 2010. In the normal course of business the Company has posted collateral related to these instruments of $265 million as of September 30, 2010. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2010, the Company estimates that it would be required to post a maximum of $133 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

As of September 30, 2010
(in millions)
Total outstanding mortgage loan commitments	$2,257
Portion of commitment where prearrangement to sell to investor exists	$1,283

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of September 30, 2010
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$4,398
Expected to be funded from separate accounts	$2,333
Portion of separate account commitments with recourse to Prudential Insurance	$1,203

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Investee Debt

As of September 30, 2010
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,216
Amount of above guarantee that is limited to separate account assets	$2,144
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fifteen years. At September 30, 2010, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Guarantee of Retail Development Project Costs

As of September 30, 2010
(in millions)
Guarantee of development costs and interest servicing on retail development project	$241
Accrued liability associated with guarantee	$0

The Company has provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee require that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require the Company and its co-owner to jointly and severally pay down the loan balance to the 60% level. The loan-to-value ratio, based on a December 2009 appraisal plus additional costs to the development in 2010, is 52.3%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. The Company’s exposure under the guarantee assumes the co-owner honors its joint guarantee. On October 20, 2010, the Company entered into a contract to sell the majority of its ownership interest in the project. The sale is expected to be completed during 2011, and is conditional on the completion of the development and on obtaining refinancing on the property upon maturity of the current loan. The Company’s obligations under the guarantee to the existing lenders will expire upon refinancing of the current loan.

Indemnification of Securities Lending Transactions

As of September 30, 2010
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$11,128
Fair value of related collateral associated with above indemnifications	$11,458
Accrued liability associated with guarantee	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Credit Derivatives Written

As of September 30, 2010
(in millions)
Credit derivatives written—maximum amount at risk	$586
Liability associated with guarantee, carried at fair value	$2

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

Guarantees of Asset Values

As of September 30, 2010
(in millions)
Guaranteed value of third parties assets	$18,234
Fair value of collateral supporting these assets	$19,014
Liability associated with guarantee, carried at fair value	$2

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of September 30, 2010
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$222
Fair value of properties and associated tax credits that secure the guarantee	$261
Accrued liability associated with guarantee	$0

The Company arranges for credit enhancements of certain debt instruments that provide financing primarily for affordable multi-family real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Indemnification of Serviced Mortgage Loans

As of September 30, 2010
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,070
First-loss exposure portion of above	$346
Accrued liability associated with guarantees	$27

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,383 million of mortgages subject to these loss-sharing arrangements as of September 30, 2010, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2010, these mortgages had an average debt service coverage ratio of 1.76 times and an average loan-to-value ratio of 73%. The Company’s total share of losses related to indemnifications that were settled was $2 million and $0 million, for the nine months ended September 30, 2010 and 2009, respectively.

Contingent Consideration

As of September 30, 2010
(in millions)
Maximum potential contingent consideration associated with acquisitions	$115

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. These arrangements will be resolved over the following two to four years. Any such payments would result in increases in intangible assets, such as goodwill.

Other Guarantees

As of September 30, 2010
(in millions)
Other guarantees where amount can be determined	$131
Accrued liability for other guarantees and indemnifications	$8

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Individual Life and Group Insurance

In April 2010, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America, was filed in the Second Judicial District Court, Washoe County, Nevada. The complaint was brought on behalf of Nevada beneficiaries of life insurance policies sold by the Company for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In June 2010, the Company filed a motion to dismiss the complaint. As

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

previously reported, in December 2009, a separate purported nationwide class action raising substantially similar allegations, Garcia v. Prudential Insurance Company of America, filed by the same plaintiff in the United States District Court for the District of New Jersey, was dismissed. The time for appeal in the New Jersey Garcia case has expired. In July 2010, a purported nationwide class action that makes allegations similar to those in the Garcia actions relating to retained asset accounts of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs (“VA Contract”) that covers the lives of members and veterans of the U.S. armed forces, Lucey et al. v. Prudential Insurance Company of America, was filed in the United States District Court for the District of Massachusetts. In October 2010, the Company filed a motion to dismiss the complaint. In October 2010, a second purported nationwide class action brought on behalf of beneficiaries of the VA Contract, Phillips v. Prudential Insurance Company of America and Prudential Financial, Inc., was filed in the United States District Court for the Southern District of California, challenging the use of retained asset accounts to settle death benefit claims, asserting violations of federal and state law, breach of contract and fraud and seeking compensatory and treble damages and equitable relief. In October 2010, the Phillips matter was voluntarily dismissed but it is expected that the complaint will be refiled in another jurisdiction. In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. In July 2010, the Company, along with other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to the use of retained asset accounts. In August 2010, the Company received a similar request for information from the State of Connecticut Attorney General’s Office. The Company is cooperating with these investigations. The Company has also been contacted by state insurance regulators and other governmental entities, including the U.S. Department of Veterans Affairs and Congressional committees regarding retained asset accounts. These matters may result in additional investigations, information requests, claims, hearings, litigation and adverse publicity.

In April 2009, a purported nationwide class action, Schultz v. The Prudential Insurance Company of America, was filed in the United States District Court for the Northern District of Illinois. In January 2010, the court dismissed the complaint without prejudice. In February 2010, plaintiff sought leave to amend the complaint to add another plaintiff and to name the ERISA welfare plans in which they were participants individually and as representatives of a purported defendant class of ERISA welfare plans for which Prudential offset benefits. The proposed amended complaint alleged that Prudential Insurance and the welfare plans violated ERISA by offsetting family Social Security benefits against Prudential contract benefits and seeks a declaratory judgment that the offsets are unlawful as they are not “loss of time” benefits and recovery of the amounts by which the challenged offsets reduced the disability payments. In August 2010, the court denied leave to amend as to Prudential and plaintiffs subsequently filed a third amended complaint asserting claims on behalf of a purported nationwide class against a purported defendant class of ERISA welfare plans for which Prudential offset family Social Security benefits. The action, now captioned Schultz v. Aviall, Inc. Long Term Disability Plan, asserts the same ERISA violations.

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In June 2007, Prudential Financial and Prudential Insurance moved to dismiss the complaint. In November 2007, the court granted the motion, in part, and dismissed the commercial bribery and conspiracy to commit malpractice claims, and denied the motion with respect to other claims. In January 2008, plaintiffs filed a demand pursuant to New Jersey law stating that they were seeking damages in the amount of $6.5 billion. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company is participating in court-ordered mediation.

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. In April 2008, Prudential Insurance reached a settlement of proceedings relating to payments to insurance intermediaries and certain other practices with the District Attorneys of San Diego, Los Angeles and Alameda counties. Pursuant to this settlement, Prudential Insurance paid $350,000 in penalties and costs. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation. In August and September 2007, the court dismissed the antitrust and RICO claims. In January and February 2008, the court dismissed the ERISA claims with prejudice and the state law claims without prejudice. Plaintiffs appealed the dismissal of the antitrust and RICO claims to the United States Court of Appeals for the Third Circuit. In August 2010, the Third Circuit Court of Appeals affirmed the dismissal of the federal antitrust and RICO claims and remanded the state law claims for further proceedings. In September 2010, the district court entered final judgment dismissing all remaining federal claims with prejudice and the state law claims without prejudice.

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. PRIAC also intends to vigorously pursue any

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

other available remedies against SSgA and State Street in respect of this matter. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to subprime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street agreed to pay approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that will be distributed to injured investors. Consequently, State Street agreed to pay PRIAC, for deposit into its separate accounts, approximately $52.5 million within 14 days of the entry of a final judgment by the United States District Court for the District of Massachusetts. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In February 2010, the United States District Court for the District of Massachusetts entered final judgment and, in March 2010, in compliance with the court order, State Street paid PRIAC approximately $52.5 million, the penalty portion of which (approximately $8.4 million) was subsequently distributed to affected PRIAC clients. In June 2010, PRIAC moved for partial summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint.

In June 2009, special bankruptcy counsel for Lehman Brothers Holdings Inc. (“LBHI”), Lehman Brothers Special Financing (“LBSF”) and certain of their affiliates made a demand of Prudential Global Funding LLC (“PGF”), a subsidiary of the Company, for the return of a portion of the $550 million in collateral delivered by LBSF to PGF pursuant to swap agreements and a cross margining and netting agreement between PGF, LBSF and Lehman Brothers Finance S.A. a/k/a Lehman Brothers Finance AG (“Lehman Switzerland”), a Swiss affiliate that is subject to insolvency proceedings in the United States and Switzerland. LBSF claims that PGF wrongfully applied the collateral to Lehman Switzerland’s obligations in violation of the automatic stay in LBSF’s bankruptcy case, which is jointly administered under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York (the “Lehman Chapter 11 Cases”). In August 2009, PGF filed a declaratory judgment action in the same court against LBSF, Lehman Switzerland and LBHI (as guarantor of LBSF and Lehman Switzerland under the swap agreements) seeking an order that (a) PGF had an effective lien on the collateral that secured the obligations of both LBSF ($197 million) and Lehman Switzerland ($488 million) and properly foreclosed on the collateral leaving PGF with an unsecured $135 million claim against LBSF (and LBHI as guarantor) or, in the alternative, (b) PGF was entitled, under the Bankruptcy Code, to set off amounts owed by Lehman Switzerland against the collateral and the automatic stay was inapplicable. The declaratory judgment action is captioned Prudential Global Funding LLC v. Lehman Brothers Holdings Inc., et al. In addition, PGF filed timely claims against LBSF and LBHI in the Lehman Chapter 11 Cases for any amounts due under the swap agreements, depending on the results of the declaratory judgment action. In October 2009, LBSF and LBHI answered in the declaratory judgment action and asserted counterclaims that PGF breached the swap agreement, seeking a declaratory judgment that PGF had a perfected lien on only $178 million of the collateral that could be applied only to amounts owed by LBSF and no right of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

set off against Lehman Switzerland’s obligations, as well as the return of collateral in the amount of $372 million plus interest and the disallowance of PGF’s claims against LBSF and LBHI. LBSF and LBHI also asserted cross- claims against Lehman Switzerland seeking return of the collateral. In December 2009, PGF filed a motion for judgment on the pleadings to resolve the matter in its favor. In February 2010, LBSF and LBHI cross-moved for judgment on the pleadings.

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

In addition to the regulatory proceedings described above that were settled in 2006, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. In July 2006, in one of the consolidated mutual fund actions, Saunders v. Putnam American Government Income Fund, et al., the United

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against Prudential Securities. In August 2006, the second amended complaint was filed alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts. In June 2008, the Company was dismissed with prejudice from the remaining actions consolidated in In re: Mutual Fund Investment Litigation other than Saunders v. Putnam American Government Income Fund, et al. In May 2010, in Saunders, plaintiffs moved for preliminary approval of the class settlements with all defendants, including Prudential Securities, and for certification of a settlement class. In October 2010, the Court approved the class settlements with all defendants.

Commencing in 2003, the Company received formal requests for information from the SEC and NYAG relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. The Company acquired ASISI from Skandia in May 2003. Subsequent to the acquisition, the Company implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to the Staff of the SEC to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI hired an independent third party, which has conducted a compliance review and issued a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which the Company acquired ASISI from Skandia, the Company was indemnified for the settlements. In August 2010, the SEC approved the plan of distribution.

Corporate

In April 2009, the Company’s Board of Directors (the “Board”) received a letter demanding that the Board take action to recover allegedly improperly paid compensation to certain current and former employees and executive officers of the Company since at least 2005. The demand is made by a Prudential Financial stockholder, Service Employees International Union Pension Plans Master Trust (“SEIU”), and is one of many that SEIU has sent to large corporations. SEIU claims that the Company must bring an action, under theories of unjust enrichment and corporate waste, to recoup incentive compensation that was based on allegedly flawed economic metrics. SEIU also seeks rescission of exercised stock options because the options were based on mistaken facts concerning the fair value of the Company’s stock. The letter states that between 2005 and 2008 the Company paid cash and equity compensation of approximately $165 million to its senior executives and authorized senior executives to exercise stock options worth approximately $66 million. The letter also demands that the Board enjoin any further approved, but unpaid, compensation payments, overhaul the Company’s compensation structure, and allow stockholders an advisory vote on the Compensation Committee’s report in the Company’s annual proxy statement. SEIU reserves the right to bring a derivative action should the Board decline

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

to act. In May 2009, the Board formed a Special Evaluation Committee, comprised of independent directors, and authorized the Committee to hire outside advisors and experts to assist in its evaluation of the demand letter. The Committee engaged counsel that reviewed the matter. In June 2010, the investigation was concluded. The investigation determined that the allegations are unfounded and no further action is necessary.

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with subprime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and rescission damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer. In June 2009, Pinchuk was voluntarily dismissed and the Haddock and Bauer matters were consolidated. In July 2009, an amended consolidated complaint was filed that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage backed securities, but does not include prior claims regarding goodwill impairments. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors. In September 2009, defendants filed a motion to dismiss the complaint. In June 2010, the court dismissed without prejudice the claim relating to contingent liability in connection with auction rate securities and denied the motion with respect to the other claims. In July 2010, plaintiffs filed an amended complaint restating their contingent liability claim and, in September 2010, defendants moved to dismiss the restated claim.

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

Other

In October 2006, a class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential Insurance failed to pay overtime to insurance agents who were registered representatives in violation

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class. In March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, on behalf of agents who sold the Company’s financial products. The complaint alleges claims that the Company failed to pay overtime and provide other benefits in violation of California and federal law and seeks compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. In January 2009, an amended complaint was filed in the consolidated matter which adds wage claims based on the laws of thirteen additional states. In March 2009, a second amended complaint was filed which dropped the breach of contract claims. The Company moved to dismiss certain of the state claims in the consolidated complaint. In December 2009, certain of the state claims were dismissed. In February 2010, Prudential moved to decertify the federal wage and hour class conditionally certified in March 2008, and moved for summary judgment as to the federal wage and hour claims of the named plaintiffs. In July 2010, plaintiffs filed a motion for class certification on the state law claims. In August 2010, the district court granted Prudential’s motion for summary judgment, dismissing the federal claims.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2010 and December 31, 2009 (in millions)

	September 30, 2010			December 31, 2009
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$151,227	$45,962	$197,189	$132,694	$42,531	$175,225
Fixed maturities, held to maturity, at amortized cost	5,233	0	5,233	5,120	0	5,120
Trading account assets supporting insurance liabilities, at fair value	17,750	0	17,750	16,020	0	16,020
Other trading account assets, at fair value	5,512	164	5,676	2,866	167	3,033
Equity securities, available for sale, at fair value	4,021	3,251	7,272	3,810	3,085	6,895
Commercial mortgage and other loans	23,466	8,458	31,924	23,021	8,363	31,384
Policy loans	5,147	5,397	10,544	4,728	5,418	10,146
Other long-term investments	4,572	1,558	6,130	4,359	1,545	5,904
Short-term investments	4,646	1,031	5,677	5,487	1,338	6,825

Total investments	221,574	65,821	287,395	198,105	62,447	260,552
Cash and cash equivalents	11,019	954	11,973	12,451	713	13,164
Accrued investment income	1,721	695	2,416	1,668	654	2,322
Deferred policy acquisition costs	14,291	763	15,054	13,751	827	14,578
Other assets	15,155	468	15,623	15,222	291	15,513
Separate account assets	194,463	0	194,463	174,074	0	174,074

TOTAL ASSETS	$458,223	$68,701	$526,924	$415,271	$64,932	$480,203

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$82,063	$51,597	$133,660	$73,931	$51,776	$125,707
Policyholders’ account balances	99,753	5,545	105,298	96,078	5,588	101,666
Policyholders’ dividends	264	4,120	4,384	328	926	1,254
Securities sold under agreements to repurchase	2,628	3,306	5,934	2,985	3,048	6,033
Cash collateral for loaned securities	1,831	634	2,465	2,323	840	3,163
Income taxes	7,438	(380)	7,058	4,665	(651)	4,014
Short-term debt	2,572	0	2,572	3,122	0	3,122
Long-term debt	20,587	1,750	22,337	19,287	1,750	21,037
Other liabilities	14,095	590	14,685	13,790	614	14,404
Separate account liabilities	194,463	0	194,463	174,074	0	174,074

Total liabilities	425,694	67,162	492,856	390,583	63,891	454,474

COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY
Accumulated other comprehensive income (loss)	4,589	140	4,729	(574)	131	(443)
Other attributed equity	27,418	1,399	28,817	24,728	910	25,638

Total attributed equity	32,007	1,539	33,546	24,154	1,041	25,195

Noncontrolling interests	522	0	522	534	0	534

Total equity	32,529	1,539	34,068	24,688	1,041	25,729

TOTAL LIABILITIES AND EQUITY	$458,223	$68,701	$526,924	$415,271	$64,932	$480,203

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended September 30, 2010 and 2009 (in millions)

	Three Months Ended September 30,
	2010			2009
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$3,970	$684	$4,654	$3,362	$738	$4,100
Policy charges and fee income	761	0	761	613	0	613
Net investment income	2,205	813	3,018	2,053	801	2,854
Asset management fees and other income	1,470	30	1,500	1,384	36	1,420
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(311)	(124)	(435)	(316)	(82)	(398)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	233	112	345	49	(11)	38
Other realized investment gains (losses), net	42	77	119	(150)	66	(84)

Total realized investment gains (losses), net	(36)	65	29	(417)	(27)	(444)

Total revenues	8,370	1,592	9,962	6,995	1,548	8,543

BENEFITS AND EXPENSES
Policyholders’ benefits	3,727	811	4,538	3,086	839	3,925
Interest credited to policyholders’ account balances	1,139	35	1,174	1,281	36	1,317
Dividends to policyholders	32	480	512	27	539	566
General and administrative expenses	1,846	152	1,998	1,737	150	1,887

Total benefits and expenses	6,744	1,478	8,222	6,131	1,564	7,695

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,626	114	1,740	864	(16)	848

Income tax expense (benefit)	482	38	520	(145)	(8)	(153)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,144	76	1,220	1,009	(8)	1,001
Equity in earnings of operating joint ventures, net of taxes	14	0	14	31	0	31

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,158	76	1,234	1,040	(8)	1,032
Income from discontinued operations, net of taxes	7	1	8	0	0	0

NET INCOME (LOSS)	1,165	77	1,242	1,040	(8)	1,032
Less: Loss attributable to noncontrolling interests	(2)	0	(2)	(50)	0	(50)

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,167	$77	$1,244	$1,090	$(8)	$1,082

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Nine Months Ended September 30, 2010 and 2009 (in millions)

	Nine Months Ended September 30,
	2010			2009
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$11,309	$2,191	$13,500	$9,943	$2,378	$12,321
Policy charges and fee income	2,436	0	2,436	2,052	0	2,052
Net investment income	6,387	2,419	8,806	6,168	2,366	8,534
Asset management fees and other income	3,330	32	3,362	3,529	88	3,617
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,452)	(746)	(2,198)	(2,264)	(1,233)	(3,497)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	1,035	680	1,715	1,246	787	2,033
Other realized investment gains (losses), net	1,861	826	2,687	(240)	(873)	(1,113)

Total realized investment gains (losses), net	1,444	760	2,204	(1,258)	(1,319)	(2,577)

Total revenues	24,906	5,402	30,308	20,434	3,513	23,947

BENEFITS AND EXPENSES
Policyholders’ benefits	11,096	2,572	13,668	9,409	2,743	12,152
Interest credited to policyholders’ account balances	3,535	105	3,640	3,479	106	3,585
Dividends to policyholders	85	1,462	1,547	47	795	842
General and administrative expenses	6,683	486	7,169	6,086	441	6,527

Total benefits and expenses	21,399	4,625	26,024	19,021	4,085	23,106

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,507	777	4,284	1,413	(572)	841

Income tax expense (benefit)	1,045	261	1,306	(110)	(208)	(318)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,462	516	2,978	1,523	(364)	1,159
Equity in earnings of operating joint ventures, net of taxes	33	0	33	30	0	30

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,495	516	3,011	1,553	(364)	1,189
Income from discontinued operations, net of taxes	5	1	6	26	0	26

NET INCOME (LOSS)	2,500	517	3,017	1,579	(364)	1,215
Less: Loss attributable to noncontrolling interests	(1)	0	(1)	(44)	0	(44)

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,501	$517	$3,018	$1,623	$(364)	$1,259

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2010, compared with December 31, 2009, and its consolidated results of operations for the three and nine months ended September 30, 2010 and 2009. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the statements under “Forward-Looking Statements,” “Risk Factors” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $750 billion of assets under management as of September 30, 2010, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On September 30, 2010, Prudential Financial agreed to acquire from American International Group, Inc. (“AIG”) all of the issued and outstanding shares of capital stock of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. for a total purchase price of $4.8 billion. The total purchase price of $4.8 billion is comprised of approximately $4.2 billion in cash and $0.6 billion in assumed third party debt, substantially all of which is expected to be repaid with excess capital of the acquired entities. The acquisition, which is expected to close in the first quarter of 2011, is subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. See “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division—International Insurance” and “—Liquidity and Capital Resources” for more information on the acquired entities and our financing plans for the acquisition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and its subsidiaries. See “Risk Factors” for information regarding the potential effects of the Dodd-Frank Act on the Company.

Our financial condition and results of operations for the nine months ended September 30, 2010 reflect the following:

•	Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the three and nine months ended September 30, 2010 was $1.167 billion and $2.501 billion, respectively.

•

Pre-tax net realized investment gains and related charges and adjustments of the Financial Services Businesses for the three and nine months ended September 30, 2010 were $278 million and $840 million, respectively, primarily reflecting net realized investment gains from general account portfolio activities, including hedging programs, and foreign currency exchange rates, partially offset by other-than-temporary impairments of fixed maturity securities.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $9.615 billion as of September 30, 2010, compared to net unrealized gains of $998 million as of December 31, 2009. Gross unrealized gains increased from $5.387 billion as of December 31, 2009 to $12.796 billion as of September 30, 2010 and gross unrealized losses decreased from $4.389 billion to $3.181 billion for the same period primarily due to a decrease in risk-free rates. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $3.170 billion as of September 30, 2010, compared to net unrealized gains of $7 million as of December 31, 2009.

•

Individual Annuity gross sales in the third quarter of 2010 were $5.4 billion, compared to $5.9 billion in the prior year quarter, and net sales in the third quarter of 2010 were $3.7 billion, compared to $4.4 billion in the prior year quarter.

•

Full Service Retirement gross deposits and sales were $5.3 billion and net additions were $2.1 billion in the third quarter of 2010, compared to gross deposits and sales of $4.8 billion and net additions of $1.5 billion in the prior year quarter.

•	Asset Management total institutional and retail net flows were $7.0 billion in the third quarter of 2010, compared to $7.7 billion in the prior year quarter.

•	International Insurance constant dollar basis annualized new business premiums were $449 million in the third quarter of 2010, an increase from $357 million in the prior year quarter.

•	As of September 30, 2010, Prudential Financial, the parent holding company, had cash and short-term investments of $5.426 billion.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income, including the change we made to this measure in the third quarter of 2010, and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and nine months ended September 30, 2010 and 2009 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$588	$315	$701	$560
Retirement	119	117	425	362
Asset Management	148	29	355	61
Individual Life	190	243	369	421
Group Insurance	61	64	146	262
International Insurance	530	500	1,473	1,390
International Investments	1	7	32	25
Corporate and Other	(260)	(203)	(640)	(575)
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	160	(406)	1,481	(1,101)
Charges related to realized investment gains (losses), net	118	29	(641)	(561)
Investment gains on trading account assets supporting insurance liabilities, net	388	694	719	1,525
Change in experience-rated contractholder liabilities due to asset value changes	(367)	(458)	(831)	(850)
Divested businesses	(32)	25	(46)	(31)
Equity in earnings of operating joint ventures	(18)	(92)	(36)	(75)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,626	864	3,507	1,413
Income (loss) from continuing operations before income taxes for Closed Block Business	114	(16)	777	(572)

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,740	$848	$4,284	$841

Results for the three and nine months ended September 30, 2010 presented above reflect the following:

•

Individual Annuities segment results for the third quarter of 2010 increased in comparison to the third quarter of 2009 primarily reflecting a net favorable variance of $201 million resulting from the impact of adjustments to the amortization of deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. This net favorable variance largely reflects the more favorable impact of an annual review and update of the assumptions used in estimating the profitability of the business. Excluding these items, results increased $72 million from the year ago quarter, reflecting higher fee income from higher variable annuity account values driven by positive net flows and market appreciation over the past twelve months. Individual Annuities segment results for the first nine months of 2010 increased in comparison to the first nine months of 2009 primarily reflecting higher fee income from higher variable annuity account values driven by positive net flows and market appreciation. Partially offsetting the favorable variance was a net unfavorable variance of $98 million resulting from the impact of adjustments to the amortization of deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. This net unfavorable variance largely reflects less favorable equity market performance for the first nine months of 2010 compared to the first nine months of 2009 partially offset by a more favorable impact in the first nine months of 2010 of an annual review and update of the assumptions used in estimating the profitability of the business.

•

Retirement segment results for the third quarter and first nine months of 2010 increased in comparison to the prior year periods primarily driven by higher asset based fees due to an increase in average full service fee-based retirement account values, resulting from market appreciation and net additions over the past twelve months and improved net investment spread results. Partially offsetting these favorable variances was a more unfavorable impact of our annual review of the assumptions and other cumulative adjustments relating to the amortization of deferred policy acquisition costs and valuation of business acquired.

•

Asset Management segment results improved in both the third quarter and first nine months of 2010, in comparison to the prior year periods, primarily reflecting improved results from the segment’s commercial mortgage activities, increased asset management fees, and improved investment results from the segment’s proprietary investing activities.

•

Individual Life segment results for the third quarter and first nine months of 2010 decreased in comparison to the prior year periods. Results for all periods benefited from lower amortization of net deferred policy acquisitions costs and unearned revenue reserves reflecting updates of our actuarial assumptions based on annual reviews. The 2010 benefit was $52 million, which included a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts, compared to a benefit of $55 million in 2009. Results in 2009 also benefited $30 million from compensation received based on multi-year profitability of third-party products we distribute, compared to a benefit of less than $1 million in 2010. Absent the impact of these items, results for the third quarter of 2010 decreased $20 million, compared to the third quarter of 2009, driven by less favorable mortality experience, net of reinsurance. Absent the impact of the annual reviews and compensation received based on multi-year profitability of third-party products we distribute, as discussed above, results for the first nine months of 2010 decreased $19 million from the first nine months of 2009 primarily due to an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, largely reflecting the impact of equity markets on separate account fund performance in the respective periods.

•

Group Insurance segment results declined in both the third quarter of 2010 and the first nine months of 2010, compared to the prior year periods. Results in 2010 reflect the net benefit from reserve refinements in both the group life and group disability businesses, including the impact from annual reviews, compared to a net benefit of zero in 2009. Excluding this item, the decline in adjusted operating income in both periods reflected less favorable claims experience primarily in our group life business, as well as the lapse of certain group life business and repricing of other business up for renewal with favorable claims experience in the prior periods, reflecting the competitive market. In addition, operating expenses increased, including higher costs to support disability operations and expansion into the group dental market.

•

International Insurance segment results for the third quarter of 2010 increased in comparison to the third quarter of 2009. Results from the segment’s Life Planner operations increased in comparison to the third quarter of 2009 reflecting the continued growth of our Japanese Life Planner operation partially offset by a $6 million less favorable benefit in the current quarter associated with our annual review of the estimated gross profits used to amortize deferred policy acquisition costs, as well as the impact of a $6 million charge in the 2010 period from refinements due to implementation of a new policy valuation system. Results from the segment’s Gibraltar Life operation improved in the third quarter of 2010, reflecting the continued growth of our multi-currency fixed annuity products, higher contributions from non-coupon investments and a favorable impact from foreign currency exchange rates, including the impact of our currency hedging programs. Offsetting these favorable variances was a decline in earnings from the acquired former business of Yamato Life reflecting approximately $15 million of earnings recognized in the third quarter of 2009 largely related to initial surrenders of policies following the restructuring of the business. International Insurance segment results for the first nine months of 2010 increased in comparison to the first nine months of 2009. Results from the segment’s Life Planner operations increased in the 2010 period, reflecting the continued growth of our Japanese Life Planner operation, offset by the comparative impact of a net charge in 2010 and a benefit to results in 2009 related to the new policy valuation system discussed above, as well as a lower benefit in the current quarter associated with our annual review of the estimated gross profits used to amortize deferred policy acquisition costs. Results from the segment’s Gibraltar Life operation improved for the first nine months of 2010, primarily from growth in our multi-currency fixed annuities products.

•

International Investments segment results decreased in the third quarter of 2010, in comparison to the third quarter of 2009, reflecting a write-down of software technology in the third quarter of 2010, partially offset by more favorable sales and trading results in the segment’s global commodities group. Results for the first nine months of 2010 increased in comparison to the first nine months of 2009, reflecting more favorable results in the segment’s asset management businesses and the segment’s global commodities group.

•

Corporate and Other operations resulted in an increased loss for both the third quarter and first nine months of 2010 compared to the prior year periods primarily due to increased interest expense, net of investment income, reflecting a greater level of capital debt, as well as less favorable results from corporate hedging activities and a higher level of expenses in other corporate activities, partially offset by improved results in our real estate and relocation services business.

•

Realized investment gains (losses), net, and related charges and adjustments for the Financial Services Businesses in the third quarter of 2010 and first nine months of 2010 amounted to a gain of $278 million and $840 million, respectively, primarily reflecting net realized investment gains from general account portfolio activities, including hedging programs, and foreign currency exchange rates, partially offset by other-than-temporary impairments of fixed maturity securities.

•

Income (loss) from continuing operations before income taxes in the Closed Block Business increased $130 million in the third quarter of 2010 compared to the third quarter of 2009, and increased $1.349 billion for the first nine months of 2010 compared to the first nine months of 2009. Results reflect net realized investment gains in 2010, compared to losses in 2009. Results in the first nine months of 2009 benefited from a reduction in the cumulative earnings policyholder dividend obligation.

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

Future Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Financial Services Businesses by segment:
Individual Annuities	$645	$146	$1,186	$545
Retirement	222	392	799	376
Asset Management	172	(6)	407	5

Total U.S. Retirement Solutions and Investment Management Division	1,039	532	2,392	926
Individual Life	184	286	261	496
Group Insurance	74	54	197	63

Total U.S. Individual Life and Group Insurance Division	258	340	458	559
International Insurance	757	339	1,465	524
International Investments	(15)	(10)	(3)	(12)

Total International Insurance and Investments Division	742	329	1,462	512
Corporate and Other	(413)	(337)	(805)	(584)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,626	864	3,507	1,413
Income tax expense (benefit)	482	(145)	1,045	(110)

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	1,144	1,009	2,462	1,523
Equity in earnings of operating joint ventures, net of taxes	14	31	33	30

Income from continuing operations for Financial Services Businesses	1,158	1,040	2,495	1,553
Income from discontinued operations, net of taxes	7	0	5	26

Net income—Financial Services Businesses	1,165	1,040	2,500	1,579
Less: Loss attributable to noncontrolling interests	(2)	(50)	(1)	(44)

Net income of Financial Services Businesses attributable to Prudential Financial, Inc.	$1,167	$1,090	$2,501	$1,623

Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$2.48	$2.36	$5.37	$3.68
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$2.45	$2.35	$5.30	$3.66
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock	$2.50	$2.36	$5.38	$3.74
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock	$2.46	$2.35	$5.31	$3.72

Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$114	$(16)	$777	$(572)
Income tax expense (benefit)	38	(8)	261	(208)

Income (loss) from continuing operations for Closed Block Business	76	(8)	516	(364)
Income from discontinued operations, net of taxes	1	0	1	0

Net income (loss)—Closed Block Business	77	(8)	517	(364)
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$77	$(8)	$517	$(364)

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$33.50	$(10.00)	$243.50	$(199.00)
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	$34.00	$(10.00)	$244.00	$(199.00)

Consolidated:

Net income attributable to Prudential Financial, Inc.	$1,244	$1,082	$3,018	$1,259

Results of Operations—Financial Services Businesses

2010 to 2009 Three Month Comparison. Income from continuing operations for the Financial Services Businesses increased $118 million, from $1,040 million in the third quarter of 2009 to $1,158 million in the third quarter of 2010. Results in the third quarter of 2010 include net pre-tax gains associated with our general account portfolio and hedging programs, as compared to net pre-tax losses in the third quarter of 2009, reflecting the impact of financial market conditions in each period. In addition, results in the third quarter of 2010 include a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations and higher life-contingent structured settlement and single premium annuity sales in our retirement business. The increase in income also reflects a favorable variance in the adjustments to the deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products. Partially offsetting these items was a decrease in other income, partially offset by a decrease in benefits and expenses, due to changes in value of recorded assets and liabilities that are expected to ultimately accrue to contractholders. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended September 30, 2010 of $2.45 per share of Common Stock increased from $2.35 per share of Common Stock for the three months ended September 30, 2009. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $9 million for the three months ended September 30, 2010, compared to $12 million for the three months ended September 30, 2009. As described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2010 to 2009 Nine Month Comparison. Income from continuing operations for the Financial Services Businesses increased $942 million, from $1,553 million in the first nine months of 2009 to $2,495 million in the first nine months of 2010. Results in the first nine months of 2010 include net pre-tax gains associated with our general account portfolio and hedging programs, as compared to net pre-tax losses in the first nine months of 2009, reflecting the impact of financial market conditions in each period. In addition, results in the current period include a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations and higher life-contingent structured settlement and single premium annuity sales in our retirement business. Results in the first nine months of 2010 and 2009 also reflect increases in other income and benefits and expenses due to changes in value of recorded assets and liabilities that are expected to ultimately accrue to contractholders. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the nine months ended September 30, 2010 of $5.30 per share of Common Stock increased from $3.66 per share of Common Stock for the nine months ended September 30, 2009. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $29 million for the nine months ended September 30, 2010, compared to $34 million for the nine months ended September 30, 2009.

Results of Operations—Closed Block Business

2010 to 2009 Three Month Comparison. Income (loss) from continuing operations for the Closed Block Business for the three months ended September 30, 2010, was income of $76 million, or $33.50 per share of Class B Stock, compared to a loss of $8 million, or $(10.00) per share of Class B Stock, for the three months ended September 30, 2009. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $9 million for the three months ended September 30, 2010, compared to $12 million for the three months ended September 30, 2009. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2010 to 2009 Nine Month Comparison. Income (loss) from continuing operations for the Closed Block Business for the nine months ended September 30, 2010, was income of $516 million, or $243.50 per share of Class B Stock, compared to a loss of $364 million, or $(199.00) per share of Class B Stock, for the nine months ended September 30, 2009. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $29 million for the nine months ended September 30, 2010, compared to $34 million for the nine months ended September 30, 2009. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Effective with the third quarter of 2010, we amended our definition of adjusted operating income as it relates to certain variable annuity contracts and defined contribution accounts that contain optional guaranteed living benefit features. Changes in the fair value of these optional living benefit features, which are accounted for as embedded derivatives, are primarily driven by changes in the policyholders’ account balance and changes in the capital market and policyholder behavior assumptions used in the valuation of the embedded derivatives, including equity market returns, interest rates, market volatility, benefit utilization, contract lapses, contractholder mortality, and withdrawal rates. The changes in fair value of the embedded derivative liabilities also reflect an increase or decrease in the market-perceived risk of our non-performance. We hedge or limit our exposure to certain risks associated with these living benefit features through a combination of product design elements and externally purchased hedging instruments. In addition, beginning in the second quarter of 2009, we expanded our hedging program to include a portion of the market exposure related to the overall capital position of the variable annuity business. During the second quarter of 2010, the equity component of the capital hedge within the variable annuity business was replaced with a new capital hedge program that more broadly addressed equity market exposure of the statutory capital within the Financial Services Businesses as a whole. Changes in the value of the embedded derivatives inclusive of the market-perceived risk of our non-performance, and the related hedge positions are reported in “Realized investment gains (losses), net.” Historically, adjusted operating income included the changes in fair value of these embedded derivatives and related hedge positions, in the period they occurred, and also included the related impact to amortization of deferred policy acquisition and other costs.

Adjusted operating income under the amended definition excludes any amounts related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of deferred policy acquisition and other costs. Adjusted operating income for all periods presented has been revised to conform to the amended definition. We view adjusted operating income under the amended definition as a more meaningful presentation of our results for purposes of analyzing the operating performance of, and allocating resources to, our business segments, as the amended definition presents results on a basis more consistent with the economics of the businesses. The accounting for these products and associated derivatives under U.S. GAAP has not changed.

Adjusted operating income under the amended definition excludes net gains of $89 million and net losses of $151 million for the three months ended September 30, 2010 and 2009, respectively, and excludes net gains of $522 million and $95 million for the nine months ended September 30, 2010 and 2009, respectively, related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of deferred policy acquisition and other costs. Of the $89 million in net gains for the three months ended September 30, 2010, $83 million and $3 million of net gains is reflected within the U.S. GAAP results of the Individual Annuities and Retirement segments, respectively, and net gains of $3 million is reflected within our Corporate and Other operations. Of the $522 million in net gains for the nine months ended September 30, 2010, $516 million and $9 million of net gains is reflected within the U.S. GAAP results of the Individual Annuities and Retirement segments, respectively, and net losses of $3 million is reflected within our Corporate and Other operations.

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$807	$653	$2,334	$1,818
Benefits and expenses	219	338	1,633	1,258

Adjusted operating income	588	315	701	560
Realized investment gains (losses), net, and related adjustments(1)	(98)	(192)	1,098	632
Related charges(1)(2)	155	23	(613)	(647)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$645	$146	$1,186	$545

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. Realized investment gains (losses), net and related adjustments include the net impact of embedded derivatives related to our living benefit features and related hedge positions as described below. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

In the third quarter of 2010, we amended our definition of adjusted operating income to exclude the net impact of embedded derivatives related to our living benefit features and related hedge positions as well as market value changes of derivatives used in our capital hedge program. Adjusted operating income for all periods presented has been revised to conform with the amended definition. See “—Consolidated Results of Operations—Segment Measures” for additional information. See “—Net impact of embedded derivatives related to our living benefit features and related hedge positions” below for a discussion of the results of these living benefit features and related hedge positions.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $273 million, from $315 million in the third quarter of 2009 to $588 million in the third quarter of 2010. The increase in adjusted operating income was driven by decreases in amortization of deferred policy acquisition and other costs and decreases in reserves for guaranteed minimum death and income benefits, primarily driven by the impact of an annual review and update of the assumptions used in estimating the profitability of our business. Results for both periods include the impact of these annual reviews as well as the impacts to the estimated profitability of the business of our quarterly adjustments to reflect current period experience and market performance. These items are discussed in more detail below. Also contributing to the increase in adjusted operating income was an increase in fee income driven by higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months. The transfer of balances from the general account relates to both transfers from a customer elected dollar cost averaging program of approximately $2.0 billion and approximately $0.8 billion of net transfers primarily from the automatic rebalancing element, also referred to as an asset transfer feature, in some of our optional living benefit features, which, as part of the overall product design, and as a result of market improvements, transferred balances out of the fixed rate option in our general account to the separate accounts from October 1, 2009 through September 30, 2010.

As shown in the following table, adjusted operating income for the third quarter of 2010 included $412 million of benefits related to adjustments to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, compared to $211 million of benefits included in the third quarter of 2009, resulting in a $201 million favorable variance.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$64	$127	$191	$80	$176	$256
Annual review / assumption updates	165	12	177	(30)	(19)	(49)
Quarterly adjustment for current period experience and other updates	16	28	44	(24)	28	4

Total	$245	$167	$412	$26	$185	$211

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition costs, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

The $191 million of benefits in the third quarter of 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The actual rate of return on annuity account values for the third quarter of 2010 was 8.1% compared to our expected rate of return of 2.1%. The higher than expected market returns increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return for the third quarter of 2010, for some contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the lower rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods.

The $256 million benefit in the third quarter of 2009 is attributable to a similar impact on gross profits of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during that period. The actual rate of return on annuity account values for the third quarter of 2009 was 10.6% compared to our previously expected rate of return of 2.4%.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The third quarter of 2010 included $177 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. The third quarter of 2009 included $49 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions in the third quarter of 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 7.7% per annum as of September 30, 2010. Beginning in the fourth quarter of 2008 and continuing through the third quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.6% at the end of the third quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned future projected four year return of 7.7%, but less than the maximum future rate of return of 9.6%, may still result in increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The $44 million benefit in the third quarter of 2010 and the $4 million benefit in the third quarter of 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs in the third quarter of 2010 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from higher than expected fee income as discussed above. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the third quarter of 2010 primarily reflects a reserve decrease driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience, and higher than expected fee income. The experience true-up adjustments for deferred policy acquisition and other costs and reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the third quarter of 2009 were essentially offsetting.

2010 to 2009 Nine Month Comparison. Adjusted operating income increased $141 million, from $560 million in the first nine months of 2009 to $701 million in the first nine months of 2010. The increase in adjusted operating income is driven by an increase in fee income, net of higher distribution costs, driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account assets was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts between the third quarter of 2009 and the third quarter of 2010. The transfer of balances from the general account relates to both transfers from a customer elected dollar cost averaging program of approximately $2.0 billion and approximately $0.8 billion of net transfers primarily from the automatic rebalancing element in some of our optional living benefit features, which, as part of the overall product design, and as a result of market improvements, transferred balances out of the fixed rate option in our general account to the separate accounts from October 1, 2009 through September 30, 2010.

Partially offsetting the increase in adjusted operating income was a $98 million unfavorable variance related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. As shown in the following table, adjusted operating income for the first nine months of 2010 included $202 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $300 million of benefits included in the first nine months of 2009. This variance is discussed in more detail below.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$(10)	$(16)	$(26)	$38	$242	$280
Annual review / assumption updates	165	12	177	(30)	(19)	(49)
Quarterly adjustment for current period experience and other updates	23	28	51	48	21	69

Total	$178	$24	$202	$56	$244	$300

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition costs, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

The $26 million of charges for the first nine months of 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rate of return on variable annuity account values for the first three quarters of 2010 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010
Actual rate of return	3.4%	(5.2)%	8.1%
Expected rate of return	2.0%	1.9%	2.1%

As shown in the table above, overall market returns were relatively flat to expected returns on a blended three quarter basis. However, during the first nine months of 2010 the expected rates of return for some contract groups were based upon our maximum future rate of return assumption under the reversion to the mean approach, thereby limiting the offsetting impact of the reversion to the mean, particularly during the second quarter of 2010 when market returns were negative. The lower than expected returns for these contract groups resulted in a decrease in our estimates of total gross profits and increased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The decrease in our estimate of total gross profits and increase in our estimate of future expected claims costs results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions was a $26 million net charge for the first nine months of 2010.

The $280 million of benefits in the first nine months of 2009 is attributable to a similar but opposite impact on gross profits of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. Also included within the $38 million decrease in amortization of deferred policy acquisition and other costs is a $73 million increase to amortize the remaining balance of valuation of business acquired, or VOBA, related to the variable annuity contracts acquired from The Allstate Corporation, or Allstate, in the second quarter of 2006. The additional charge was required in the first quarter of 2009, as the declines in estimated future gross profits related to market performance caused the present value of estimated gross profits for these contracts to fall below zero. Since the VOBA balance was completely amortized for these contracts, it cannot be reestablished for market value appreciation in subsequent periods. Excluding this Allstate block of business, market value appreciation in the first nine months of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the annuity account values used in estimating gross profits for future periods. The increase in our estimate of total gross profits resulted in a lower required rate of amortization, which was applied to all prior periods’ gross profits.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The first nine months of 2010 included $177 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. The first nine months of 2009 included $49 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions for the first nine months of 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

The $51 million benefit for the first nine months of 2010 and the $69 million benefit for the first nine months of 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs for the first nine months of 2010 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from higher than expected fee income. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first nine months of 2010 primarily reflects a reserve decrease driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience, and higher than expected fee income. The experience true-up adjustments for deferred policy acquisition and other costs for the first nine months of 2009 reflect a reduction in amortization due to better than expected gross profits. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first nine months of 2009 primarily reflects higher than expected fee income due to market value increases, partially offset by higher than expected actual contract guarantee claims costs due to lower than expected lapses.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $154 million, from $653 million in the third quarter of 2009 to $807 million in the third quarter of 2010. Policy charges and fees and asset management fees and other income increased $149 million driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the fixed rate option in the general account to the separate accounts over the past twelve months relating to both a customer elected dollar cost averaging program and an automatic rebalancing element in some of our optional living benefit features. Premiums also increased $21 million driven by an increase in annuitizations primarily from contracts with the guaranteed minimum income benefit feature. Partially offsetting these favorable variances was a decrease in net investment income of $16 million, reflecting lower average annuity account values in the general account also resulting from transfers from the fixed rate option in the general account to the separate accounts as discussed above.

2010 to 2009 Nine Month Comparison. Revenues increased $516 million, from $1,818 million in the first nine months of 2009 to $2,334 million in the first nine months of 2010. Policy charges and fees and asset management fees and other income increased $549 million driven by an increase in fee income resulting from higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the fixed rate option in the general account to the separate accounts over the past twelve months relating to both a customer elected dollar cost averaging program and an automatic rebalancing element in some of our optional living benefit features. Premiums also increased $68 million driven by an increase in annuitizations primarily from contracts with the guaranteed minimum income benefit feature. Partially offsetting the increase in revenues was a decrease in net investment income of $101 million, reflecting lower average annuity account values in the general account also resulting from transfers from the fixed rate option in the general account to the separate accounts as discussed above.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $119 million, from $338 million in the third quarter of 2009 to $219 million in the third quarter of 2010. Absent the net $201 million decrease related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, benefits and expenses increased $82 million. On this basis, general and administrative expenses, net of capitalization, increased $27 million primarily driven by higher distribution and asset management costs, reflecting higher average variable annuity asset balances invested in separate accounts. Insurance and annuity benefits also increased $18 million driven by an increase in annuitizations primarily from contracts with the guaranteed minimum income benefit feature. Interest expense also increased $14 million driven by higher intercompany borrowings to fund operating costs and new business sales. Also on this basis, the amortization of deferred policy acquisition costs increased $13 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest credited to policyholders’ account balances also increased $10 million driven by higher amortization of deferred sales inducements also reflecting the impact of higher gross profits partially offset by lower interest credited due to lower average annuity account values in the fixed rate option of the general account.

2010 to 2009 Nine Month Comparison. Benefits and expenses increased $375 million, from $1,258 million in the first nine months of 2009 to $1,633 million in the first nine months of 2010. Absent the net $98 million increase related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, benefits and expenses increased $277 million. On this basis, general and administrative expenses, net of capitalization, increased $158 million primarily driven by higher distribution and asset management costs, reflecting higher average variable annuity asset balances invested in separate accounts and higher variable annuity sales. The amortization of deferred policy acquisition costs, on this basis, increased $54 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest expense also increased $37 million driven by higher intercompany borrowings to fund operating costs and new business sales. Also on this basis, insurance and annuity benefits increased $28 million driven by an increase in annuitizations primarily from contracts with the guaranteed minimum income benefit feature. Lower interest credited to policyholders’ account balances driven by lower average annuity account values in the fixed rate option of the general account was mostly offset by higher amortization of deferred sales inducements, reflecting the impact of higher gross profits primarily from fee income as mentioned above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Variable Annuities(1):
Beginning total account value	$83,593	$65,099	$80,519	$60,007
Sales	5,368	5,829	15,543	11,315
Surrenders and withdrawals	(1,660)	(1,444)	(5,044)	(4,202)

Net sales	3,708	4,385	10,499	7,113
Benefit Payments	(260)	(239)	(729)	(731)

Net flows	3,448	4,146	9,770	6,382
Change in market value, interest credited and other activity(2)	6,756	6,650	4,260	9,947
Policy charges	(422)	(284)	(1,174)	(725)

Ending total account value(3)	$93,375	$75,611	$93,375	$75,611

Fixed Annuities:
Beginning total account value	$3,766	$3,221	$3,452	$3,295
Sales	29	46	91	142
Surrenders and withdrawals	(44)	(49)	(170)	(201)

Net redemptions	(15)	(3)	(79)	(59)
Benefit Payments	(62)	(41)	(199)	(121)

Net flows	(77)	(44)	(278)	(180)
Interest credited and other activity(2)	139	36	655	99
Policy charges	0	0	(1)	(1)

Ending total account value	$3,828	$3,213	$3,828	$3,213

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	Includes cumulative reclassification of $267 million for the nine months ended September 30, 2010 from variable annuity to fixed annuity account values to conform presentation of certain contracts in annuitization status.
(3)	As of September 30, 2010, variable annuity account values are invested in equity funds ($49 billion or 52%), bond funds ($26 billion or 28%), market value adjusted or fixed rate options ($10 billion or 11%), and other ($8 billion or 9%).

2010 to 2009 Three Month Comparison. Total account values for fixed and variable annuities amounted to $97.2 billion as of September 30, 2010, representing an increase of $9.8 billion from June 30, 2010 primarily driven by increases in the market value of customers’ variable annuities due to favorable equity markets in the third quarter of 2010 and positive variable annuity net flows. Total account values as of September 30, 2010 increased $18.4 billion from September 30, 2009, primarily due to positive variable annuity net flows and increases in the market value of customers’ variable annuities due to equity market improvements over the twelve months ended September 30, 2010. Individual variable annuity gross sales continued to be strong in the third quarter of 2010 as sales levels were slightly higher than the second quarter of 2010. Our variable annuity gross sales reflect our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value as well as the further expansion of our distribution networks. We remain competitively positioned relative to our competitors and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-offered optional living benefit features include the automatic rebalancing element described below. Compared to the third quarter of 2009, individual variable annuity gross sales decreased $461 million as the third quarter of 2009 benefited from increased sales related to certain optional living benefit features that we announced we were discontinuing during the third quarter of 2009. Individual variable annuity surrenders and withdrawals increased by $216 million, from $1,444 million in the third quarter of 2009 to $1,660 million in the third quarter of 2010, reflecting the overall impact of higher account values in the current period due to market appreciation over the past twelve months.

2010 to 2009 Nine Month Comparison. Total account values for fixed and variable annuities amounted to $97.2 billion as of September 30, 2010, representing an increase of $13.2 billion from December 31, 2009. The increase was driven by positive variable annuity net flows and increases in the market value of customers’ variable annuities due to favorable equity markets for the nine months ended September 30, 2010. Total account values as of September 30, 2010 increased $18.4 billion from September 30, 2009, primarily due to positive variable annuity net flows and increases in the market value of customers’ variable annuities due to equity market improvements over the twelve months ended September 30, 2010. Individual variable annuity gross sales momentum continued in the first nine months of 2010 as sales increased by $4.2 billion, from $11.3 billion in the first nine months of 2009 to $15.5 billion in the first nine months of 2010. The increase reflects our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value as well as the further expansion of our distribution networks. Additionally, we have benefited from some of our competitors implementing product modifications to increase pricing and scale back product features due to market disruptions in late 2008 and the first half of 2009. We remain competitively positioned relative to our competitors and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-offered optional living benefit features include the automatic rebalancing element described below. Individual variable annuity surrenders and withdrawals increased by $0.8 billion, from $4.2 billion in the first nine months of 2009 to $5.0 billion in the first nine months of 2010, reflecting the overall impact of higher account values in the current period due to market appreciation over the past twelve months.

Variable Annuity Net Amount at Risk

As a result of the volatility and disruption in the global financial markets, in recent years we have seen significant volatility in the net amounts at risk embedded in our variable annuity products with riders that include optional living and guaranteed minimum death benefit features. The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. As part of our risk management strategy, we hedge or limit our exposure to certain of the risks associated with our variable annuity products primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. Our hedging programs are discussed below in “—Net impact of embedded derivatives related to our living benefit features and related hedge positions.” The rate of return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact on any capital markets risks that we hedge, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed rate option in the general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on contractholders’ total account value. In general, negative investment performance may result in transfers to either the fixed rate option in the general account or a separate account bond portfolio, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our latest offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element.

Variable annuity account values with living benefit features were $66.9 billion, $52.5 billion, and $47.5 billion as of September 30, 2010, December 31, 2009, and September 30, 2009, respectively. The following table sets forth the account values of our variable annuities with living benefit features and the net amount at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	September 30, 2010		December 31, 2009		September 30, 2009
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element(1)	$49,721	$1,473	$34,901	$1,061	$30,116	$1,129
No automatic rebalancing element	17,141	2,406	17,570	2,785	17,356	2,895

Total variable annuity account values with living benefit features	$66,862	$3,879	$52,471	$3,846	$47,472	$4,024

(1)	As of September 30, 2010, December 31, 2009 and September 30, 2009 asset values that have rebalanced to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 15% or $7.7 billion of the $49.7 billion total account value, 23% or $8.2 billion of the $34.9 billion total account value, and 30% or $9.1 billion of the $30.1 billion total account value, respectively.

The increase in account values which included an automatic rebalancing element from September 30, 2009 and December 31, 2009 to September 30, 2010, reflects sales of our latest product offerings which include this feature, as well as the impact on account values of overall favorable equity markets since the prior periods. As of September 30, 2010, approximately 74% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 67% and 63% as of December 31, 2009 and September 30, 2009, respectively.

Favorable market conditions for the twelve months ended September 30, 2010 drove the decrease in total net amount at risk from September 30, 2009 to September 30, 2010. As of September 30, 2010, approximately 38% of the net amount at risk associated with variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 28% as of both December 31, 2009 and September 30, 2009.

Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. All of the $66.9 billion, $52.5 billion, and $47.5 billion of variable annuity account values with living benefit features as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively, also contain guaranteed minimum death benefits. An additional $23.3 billion, $24.4 billion, and $24.3 billion of variable annuity account values, respectively, contain guaranteed minimum death benefits, but no living benefit features. Certain account values with guaranteed minimum death benefits are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. The following table sets forth the account values of our variable annuities with guaranteed minimum death benefits and the net amount at risk of the guaranteed minimum death benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	September 30, 2010		December 31, 2009		September 30, 2009
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element	$49,721	$672	$34,901	$800	$30,116	$863
No automatic rebalancing element	40,455	6,248	41,975	7,798	41,645	8,828

Total variable annuity account values with death benefit features	$90,176	$6,920	$76,876	$8,598	$71,761	$9,691

As of September 30, 2010, approximately 55% of variable annuity account values with guaranteed minimum death benefits were affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element as part of the living benefit feature design, compared to 45% and 42% as of December 31, 2009 and September 30, 2009, respectively. As of September 30, 2010, approximately 10% of the net amount at risk associated with variable annuity account values with guaranteed minimum death benefits was affected by an automatic rebalancing element in the product design, compared to 9% as of both December 31, 2009 and September 30, 2009.

Net impact of embedded derivatives related to our living benefit features and related hedge positions

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program, we purchase equity options and futures as well as interest rate derivatives to hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, which we believe is generally consistent with how similar risks are valued in the capital markets. In the third quarter of 2010, we revised our hedging strategy as, in the current low interest rate environment, we do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in risk assets. Consistent with sound risk management practices, we will evaluate hedge levels versus our target given overall capital considerations of the Company. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings.

Historically, adjusted operating income included the net impact of both the change in fair value of the embedded derivative liabilities associated with our living benefit features as defined by GAAP and the change in fair value of the related derivative hedge positions, as well as the related impact to the amortization of deferred policy acquisition and other costs. In light of management’s decision to change the hedging target, as discussed above, we have amended our definition of adjusted operating income effective with the third quarter of 2010 to exclude changes in the fair value of the embedded derivative liabilities and the related derivative hedge positions, as well as the related amortization of deferred policy acquisition and other costs. See “—Consolidated Results of Operations—Segment Measures” for additional information.

The following table shows the net impact of changes in the embedded derivative liabilities and related hedge positions, as well as the related amortization of deferred policy acquisition and other costs, for the three and nine months ended September 30, 2010 and 2009 for the Individual Annuities segment. These results are excluded from adjusted operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Decrease/(increase) in the fair value of the embedded derivative liabilities(1)	$(69)	$274	$(1,922)	$2,062
Change in fair value of hedge positions	139	(166)	2,056	(1,761)

Subtotal	70	108	134	301

(Increase) in the fair value of the embedded derivative liabilities due to updates to the assumptions used in the valuation of the liability	(902)	(202)	(902)	(110)
Decrease in the embedded derivative liabilities resulting from the impact of the market-perceived risk of our own non-performance	750	5	1,814	564

Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions(2)	$(82)	$(89)	$1,046	$755

Related benefit/(charge) to amortization of DAC and other costs(3)	$187	$80	$(509)	$(558)

Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions, after the impact of DAC and other costs	$105	$(9)	$537	$197

(1)	Excludes the (increase) in the fair value of the embedded derivative liabilities due to updates to the assumptions used in the valuation of the liability and the impact of the market-perceived risk of our non-performance.
(2)	Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions are excluded from adjusted operating income and included in operating results in “Realized investment gains (losses), net and related adjustments.”
(3)	Related benefit/(charge) to amortization of DAC and other costs is excluded from adjusted operating income and included in operating results in “Related charges.”

2010 to 2009 Three Month Comparison. As shown above, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for both periods includes the impact of updates to the assumptions used in the valuation of the embedded derivative liabilities. The charge of $902 million in the third quarter of 2010 and the charge of $202 million in the third quarter of 2009 both represent increases to the embedded derivative liability primarily driven by reductions in both periods in the expected lapse rate assumption based on actual experience.

Additionally, both periods include an adjustment to the embedded derivative liability to reflect the market’s perception of our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities. The third quarter of 2010 includes a $750 million benefit related to this update primarily resulting from an increase in the fair value of embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments driven by a reduction in the expected lapse rate assumption, partially offset by a decrease in the additional spread over LIBOR, reflecting general credit spread tightening.

Excluding the updates of the assumptions used in the valuation of the embedded derivatives as discussed above, and excluding the related amortization of deferred policy acquisition and other costs, the hedging activities resulted in a $70 million benefit in the third quarter of 2010 and a $108 million benefit in the third quarter of 2009. Variances for both periods are primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see Note 13 to the Unaudited Interim Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges, which primarily consisted of equity-based total return swaps, as well as interest rate derivatives, were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. The results of these hedges are not reflected in the table above. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of our Financial Services Businesses as a whole, under stress scenarios. Since the new program incorporates capital implications across a number of businesses, the results of the equity components of the capital hedge program are reported within Corporate and Other operations. The results of the Individual Annuities segment for the third quarter of 2010 included $22 million of mark-to-market losses on the remaining interest rate derivatives. We continue to assess the composition of the hedging program and the treatment of the remaining interest rate derivatives. The results of the Individual Annuities segment for the third quarter of 2009 included $140 million of mark-to-market losses on these capital hedges driven by favorable market conditions during the quarter which resulted in an increase in our capital position. The results of these capital hedges are included in “Realized investment gains (losses), net and related adjustments” and have been excluded from adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for additional information.

2010 to 2009 Nine Month Comparison. As shown above, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for both periods includes the impact of updates to the assumptions used in the valuation of the embedded derivative liabilities. The charge of $902 million for the first nine months of 2010 represents an increase to the embedded derivative liability primarily driven by reductions in the expected lapse rate assumption based on actual experience. The charge of $110 million for the first nine months of 2009 represents an increase to the embedded derivative liability primarily driven by reductions in the expected lapse rate assumption based on actual experience partially offset by a decrease in the liability driven by an update of the equity volatility assumption to better match the actual equity indices referenced.

Additionally, both periods include an adjustment to the embedded derivative liability to reflect the market’s perception of our own risk of non-performance as discussed above. The first nine months of 2010 includes a $1,814 million benefit related to this update primarily resulting from an increase in the fair value of embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments driven by adverse changes to significant capital market inputs as well as a reduction in the expected lapse rate assumption. The first nine months of 2009 includes a $564 million benefit reflecting a reduction in the fair value of the embedded derivative liability reflecting the impact of this additional spread over LIBOR applied to the discount rate to which we began incorporating into the valuation of the liability in the beginning of 2009 to reflect the market’s perception of our own risk of non-performance.

Excluding the updates of assumptions used in the valuation of the embedded derivatives as discussed above, the hedging activities resulted in a $134 million gross benefit for the first nine months of 2010 and a $301 million benefit for the first nine months of 2009. Variances for both periods are primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy. Given the sensitivity of the fair value of both the embedded derivatives and related hedge positions to financial market conditions, the variance related to the mark-to-market of these items for a given period will be largely dependent on the financial market conditions throughout the period. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see Note 13 to the Unaudited Interim Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges, which primarily consisted of equity-based total return swaps, as well as interest rate derivatives, were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. The results of these hedges are not reflected in the table above. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of our Financial Services Businesses as a whole, under stress scenarios. Since the new program incorporates capital implications across a number of new businesses, the results of the equity components of the capital hedge program are reported within Corporate and Other operations. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries” for a further discussion. The results of the Individual Annuities segment for the first nine months of 2010 included $21 million of mark-to-market losses on these capital hedges primarily from the remaining interest rate derivatives. We continue to assess the composition of the hedging program and the treatment of the remaining interest rate derivatives. The results of the Individual Annuities segment for the first nine months of 2009 included $142 million of mark-to-market losses on these capital hedges driven by favorable market conditions during the quarter which resulted in an increase in our capital position. The results of these hedges are included in “Realized investment gains (losses), net and related adjustments” and have been excluded from adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for additional information.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$1,376	$1,100	$3,875	$3,525
Benefits and expenses	1,257	983	3,450	3,163

Adjusted operating income	119	117	425	362
Realized investment gains (losses), net, and related adjustments(1)	93	36	503	(670)
Related charges(2)	(11)	3	(17)	9
Investment gains on trading account assets supporting insurance liabilities, net(3)	371	677	753	1,449
Change in experience-rated contractholder liabilities due to asset value changes(4)	(350)	(441)	(865)	(774)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$222	$392	$799	$376

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. Realized investment gains (losses), net and related adjustments include the net impact of our living benefit features and related hedge positions as described below. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

In the third quarter of 2010, we amended our definition of adjusted operating income to exclude the net impact of embedded derivatives related to our living benefit features and related hedge positions as well as market value changes of derivatives used in our capital hedge program. Adjusted operating income for all periods presented has been revised to conform with the amended definition. See “—Consolidated Results of Operations—Segment Measures” for additional information.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $2 million, from $117 million in the third quarter of 2009 to $119 million in the third quarter of 2010. These results represent the combined results of our full service business and institutional investment products business. Results for both periods include the impact of an annual review of the assumptions used in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and valuation of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for the third quarter of 2010 and 2009 included charges of $18 million and $3 million, respectively, from the annual reviews. The quarterly adjustments for current period experience resulted in a $3 million benefit in the third quarter of 2010 compared to a $5 million charge in the third quarter of 2009, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. Together, these items resulted in a net charge of $15 million in the third quarter of

2010 and a net charge of $8 million in the third quarter of 2009. The net charge of $15 million in the third quarter of 2010 was driven by changes in lapse rate and fee-based profit margin assumptions which both decreased expected future gross profits.

Excluding the items discussed above, adjusted operating income increased $9 million compared to the third quarter of 2009, primarily reflecting higher asset based fee income and improved net investment spread results partially offset by an increase in general and administrative expenses, net of capitalization. Each item is further discussed below.

Higher asset based fees were driven by an increase in average full service fee-based retirement account values and higher investment-only fee-based stable value account values in our institutional investment products business. The increase in average full service fee-based retirement account values was driven by market appreciation and net additions over the past twelve months. Higher investment-only fee-based stable value account values in our institutional investment products business were driven by net additions over the past twelve months.

Improved net investment spread results were primarily driven by higher investment yields in our institutional investment products business including the impact of lower levels of cash and short-term investments in the third quarter of 2010 compared to the third quarter of 2009. Higher levels of cash and short-term investments were maintained in 2009 to provide additional capacity to address short-term liquidity needs during the changing market conditions. Also contributing to the improved net investment spread results was increased income from the impact of lower crediting rates on general account liabilities in our full service business from crediting rate resets in the first quarter of 2010. Our ability to maintain current net spreads in our full service business in future periods is impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing, and the minimum guaranteed crediting rates on our general account stable value products. Partially offsetting the improvement in net investment spread results was a decrease in net swap settlements from lower notional amounts of these swaps. The notional amounts of these swaps have decreased as lower levels of cash and short term investments and purchases of fixed income securities with durations more closely matched to our liabilities reduced the duration gap between our assets and liabilities. Future net investment spread results could be further impacted if interest rates or the notional amounts of these swaps change. Additionally, the negative impact on net investment spread results from reductions in our base of general account invested assets from scheduled withdrawals of guaranteed investment products in our institutional investment products business was offset by the positive impact of increases in balances in our full service general account stable value products and from net additions in our structured settlement product. Net investment spread results in future periods may be negatively impacted if we are unable to replace scheduled withdrawals of guaranteed investment products with new additions. For further discussion of our sales, see “—Sales Results and Account Values.”

Partially offsetting the increase in adjusted operating income was an increase in general and administrative expenses, net of capitalization, driven by expenses incurred in the third quarter of 2010 related to certain cost reduction initiatives.

2010 to 2009 Nine Month Comparison. Adjusted operating income increased $63 million, from $362 million in the first nine months of 2009 to $425 million in the first nine months of 2010. Results for both periods include the impact of an annual review of the assumptions used in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and valuation of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for the first nine months of 2010 and 2009 included charges of $18 million and $3 million, respectively, from the annual reviews. The quarterly adjustments for current period experience resulted in a $6 million benefit in the first nine months of 2010 compared to a $5 million charge in the first nine months of 2009, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. Together, these items resulted in a net charge of $12 million in the first nine months of 2010 and a net charge of $8 million in the first nine months of 2009. The net charge of $12 million in the first nine months of 2010 was driven by changes in lapse rate and fee-based profit margin assumptions which both decreased expected future gross profits.

Excluding the items discussed above, adjusted operating income for the first nine months of 2010 increased $67 million compared to the first nine months of 2009, primarily reflecting improved net investment spread results and higher asset based fee income partially offset by an increase in general and administrative expenses, net of capitalization, and a less favorable benefit from reserve refinements. Each item is further discussed below.

Improved net investment spread results were driven by increased net settlements on interest rate swaps used to manage the duration of the investment portfolio and lower crediting rates on general account liabilities in our full service business. The increase in net swap settlements resulted from the generally favorable impact of lower interest rates on the swaps used to manage the duration of the investment portfolio primarily for our institutional investment products business and a higher notional amount of those swaps for the first nine months of 2010. As we continued to manage the duration gap between assets and liabilities within our risk management framework, the use of interest rate swaps to increase the duration of the investment portfolio primarily in our institutional investment products business grew in 2009 as the duration of the investment portfolio excluding the impact of swaps declined throughout 2009 relative to the liabilities as a result of purchases of fixed income securities with shorter duration than the duration of our liabilities and higher levels of cash and short-term investments. As discussed above, during the third quarter of 2010, the notional amounts of these swaps declined. Future net investment spread results could be impacted if interest rates or the notional amounts of these swaps change. Also contributing to the improvement in net investment spread results was increased income from equity method investments driven by mark-to-market gains in 2010 compared to mark-to-market losses in 2009. In addition, lower crediting rates on general account liabilities in our full service business, resulting from rate resets in the third quarter of 2009 and first quarter of 2010, contributed to the improvement in net investment spread results. Our ability to maintain current net spreads in our full service business in future periods is impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing, and the minimum guaranteed crediting rates on our general account stable value products. Partially offsetting the improvement in net investment spread results was the negative impact of a lower base of invested assets in our general account reflecting scheduled withdrawals from guaranteed investment products in our institutional investment products business partially offset by the positive impact of increases in balances in our full service general account stable value products and from net additions in our structured settlement product. Net investment spread results in future periods may be negatively impacted if we are unable to replace scheduled withdrawals of guaranteed investment products with new additions. For further discussion of our sales, see “—Sales Results and Account Values.”

Higher asset based fees were driven by an increase in average full service fee-based retirement account values and higher investment-only fee-based stable value account values in our institutional investment products business. The increase in average full service fee-based retirement account values was driven by market appreciation and net additions over the past twelve months. Higher investment-only fee-based stable value account values in our institutional investment products business were driven by net additions over the past twelve months.

Partially offsetting the increase in adjusted operating income was an increase in general and administrative expenses, net of capitalization, driven by expenses incurred in 2010 related to certain cost reduction initiatives. Also offsetting the increase in adjusted operating income was a less favorable benefit from reserve refinements, primarily due to a benefit in the first nine months of 2009 related to updates of client census data on our group annuity blocks of business.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $276 million, from $1,100 million in the third quarter of 2009 to $1,376 million in the third quarter of 2010. Premiums increased $261 million, driven by higher life-contingent structured settlement and single premium annuity sales which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Also contributing to the increase in revenues was a $15 million increase in policy charges and fee income and asset management fees and other income, primarily driven by an increase in asset based fees due to an increase in average full service fee-based retirement account values and an increase in investment-only fee-based stable value account values partially offset by lower net settlements on interest rate swaps as discussed above.

Net investment income was relatively flat compared to the third quarter of 2009 primarily reflecting an increase in income from a higher base of invested assets from our structured settlement and full service general account stable value products, offset by declines in invested asset balances due to scheduled withdrawals of our general account guaranteed investment products in our institutional investment products business.

2010 to 2009 Nine Month Comparison. Revenues increased $350 million, from $3,525 million in the first nine months of 2009 to $3,875 million in the first nine months of 2010. Premiums increased $315 million, driven by higher life-contingent structured settlement and single premium annuity sales which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Policy charges and fee income and asset management fees and other income increased $125 million, primarily driven by an increase in asset based fees due to an increase in average full service fee-based retirement account values, an increase in investment-only fee-based stable value account values, and increased income from net settlements on interest rate swaps as discussed above.

Partially offsetting these increases was a $90 million decrease in net investment income, primarily reflecting a smaller base of invested assets resulting from scheduled withdrawals of our general account guaranteed investment products in our institutional investment products business, and lower portfolio yields, including lower interest rates on floating rate investments due to rate resets. Partially offsetting these declines were increases in net investment income from an increase in income on equity method investments as discussed above.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $274 million, from $983 million in the third quarter of 2009 to $1,257 million in the third quarter of 2010. Absent the impact of the annual reviews and other adjustments to the amortization of deferred policy acquisition costs and valuation of business acquired discussed above, which account for a $7 million increase, benefits and expenses increased $267 million. Policyholders’ benefits, including the change in policy reserves, increased $261 million, primarily reflecting an increase in change in policy reserves associated with the increase in premiums. Also, general and administrative expenses, net of capitalization and excluding the items mentioned above, increased $17 million primarily driven by expenses incurred in 2010 related to certain cost reduction initiatives and higher commission expenses, net of capitalization. These increases were partially offset by a decrease in interest credited to policyholders’ account balances of $8 million, primarily reflecting a smaller base of invested assets related to our general account guaranteed investment products in our institutional investment products business due to scheduled withdrawals and lower crediting rates on full service stable value product liabilities due to rate resets.

2010 to 2009 Nine Month Comparison. Benefits and expenses increased $287 million, from $3,163 million in the first nine months of 2009 to $3,450 million in the first nine months of 2010. Absent the impact of the annual reviews and other adjustments to the amortization of deferred policy acquisition costs and valuation of business acquired discussed above, which account for a $4 million increase, benefits and expenses increased $283 million. Policyholders’ benefits, including the change in policy reserves, increased $324 million, primarily reflecting an increase in change in policy reserves associated with the increase in premiums and a less favorable benefit from reserve refinements, as discussed above. Also, general and administrative expenses, net of capitalization, increased $44 million primarily driven by higher asset management costs due to an increase in average full service fee-based retirement account values, expenses incurred in 2010 related to certain cost reduction initiatives, and higher commission expenses, net of capitalization. These increases were partially offset by a decrease in interest credited to policyholders’ account balances of $71 million, primarily reflecting a smaller base of invested assets resulting from scheduled withdrawals of our general account guaranteed investment products in our institutional investment products business, lower crediting rates on floating rate guaranteed investment products, and lower crediting rates on full service stable value product liabilities due to rate resets. In addition, interest expense decreased $11 million reflecting lower interest rates and lower borrowings used to support investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Full Service(1):
Beginning total account value	$125,176	$110,950	$126,345	$99,738
Deposits and sales	5,255	4,789	14,897	19,168
Withdrawals and benefits	(3,167)	(3,287)	(11,418)	(11,321)
Change in market value, interest credited and interest income	7,984	9,304	5,424	14,171

Ending total account value	$135,248	$121,756	$135,248	$121,756

Net additions	$2,088	$1,502	$3,479	$7,847

Institutional Investment Products(2):
Beginning total account value	$55,965	$49,475	$51,908	$50,491
Additions(3)	3,076	1,329	8,644	4,299
Withdrawals and benefits(4)	(1,640)	(2,523)	(5,781)	(5,832)
Change in market value, interest credited and interest income	1,298	1,548	3,545	2,074
Other(5)	363	308	746	(895)

Ending total account value	$59,062	$50,137	$59,062	$50,137

Net additions (withdrawals)	$1,436	$(1,194)	$2,863	$(1,533)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.6 billion and $5.2 billion as of September 30, 2010 and September 30, 2009, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.8 billion and $5.3 billion as of September 30, 2010 and September 30, 2009, respectively. Ending total account value for the institutional investments products business also includes $1.5 billion as of both September 30, 2010 and September 30, 2009 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $1.2 billion and $1.9 billion as of September 30, 2010 and September 30, 2009, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(3)	Additions include $500 million for the nine months ended September 30, 2009 representing transfers of externally managed client balances to accounts we manage. This addition is offset within Other, as there was no net impact on ending account values for this transfer.
(4)	Withdrawals and benefits includes $(240) million and $(685) million for the three and nine months ended September 30, 2010, respectively, and $(317) million for the three and nine months ended September 30, 2009 representing transfers of client balances from accounts we manage to externally managed accounts. These withdrawals are offset within Other, as there is no net impact on ending account values for these transfers.

(5)	Other includes transfers from (to) the Asset Management segment of $(46) million for the nine months ended September 30, 2010. Other also includes $240 million and $685 million for the three and nine months ended September 30, 2010, respectively, and $317 million and a net $(183) million for the three and nine months ended September 30, 2009, respectively, representing transfers of client balances from/(to) accounts we manage to/(from) externally managed accounts. These transfers are offset within Additions or Withdrawals and benefits, as there is no net impact on ending account values for these transfers. Other for the nine months ended September 30, 2009 also includes $1,500 million representing collateralized funding agreements issued to the FHLBNY and for the nine months ended September 30, 2009 includes $(1,522) million representing terminations of affiliated funding agreements utilizing proceeds from the issuances to the FHLBNY. Remaining amounts for all periods presented primarily represent changes in asset balances for externally managed accounts.

2010 to 2009 Three Month Comparison. Account values in our full service business amounted to $135.2 billion as of September 30, 2010, an increase of $10.1 billion from June 30, 2010 primarily driven by an increase in the market value of customer funds due to favorable equity markets and net additions of $2.1 billion in the third quarter of 2010. Account values in our full service business increased $13.5 billion from September 30, 2009 primarily driven by an increase in the market value of customer funds due to equity market appreciation and $4.4 billion of net additions for the twelve months ended September 30, 2010. Net additions increased $0.6 billion, from $1.5 billion in the third quarter of 2009 to $2.1 billion in the third quarter of 2010, primarily reflecting higher new plan sales. New plan sales in the third quarter of 2010 included two client sales over $100 million totaling $1.8 billion compared to two client sales over $100 million in the third quarter of 2009, which totaled $1.2 billion.

Account values in our institutional investment products business amounted to $59.1 billion as of September 30, 2010, an increase of $3.1 billion from June 30, 2010 and $8.9 billion from September 30, 2009. The increase in account values was primarily driven by additions of investment-only fee-based stable value products and increases in the market value of customer funds, primarily from a decline in fixed income market yields and interest credited on the general account. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals. Net additions (withdrawals) increased $2.6 billion, from net withdrawals of $1.2 billion in the third quarter of 2009 to net additions of $1.4 billion in the third quarter of 2010 primarily reflecting higher sales of investment-only fee-based stable value products and lower general account guaranteed investment product scheduled withdrawals. In addition, sales of guaranteed investment products in the institutional and retail markets continue to be negatively impacted by capital market conditions.

2010 to 2009 Nine Month Comparison. Account values in our full service business amounted to $135.2 billion as of September 30, 2010, an increase of $8.9 billion from December 31, 2009 primarily driven by an increase in the market value of customer funds due to favorable equity markets and net additions of $3.5 billion for the first nine months of 2010. Account values in our full service business increased $13.5 billion from September 30, 2009 primarily driven by an increase in the market value of customer funds due to equity market appreciation and $4.4 billion of net additions for the twelve months ended September 30, 2010. Net additions decreased $4.3 billion, from $7.8 billion in the first nine months of 2009 to $3.5 billion in the first nine months of 2010, primarily reflecting lower new plan sales as the first nine months of 2009 included significant large plan sales. New plan sales in the first nine months of 2010 included nine client sales over $100 million totaling $2.8 billion compared to ten client sales over $100 million in the first nine months of 2009, which totaled $7.0 billion.

Account values in our institutional investment products business amounted to $59.1 billion as of September 30, 2010, an increase of $7.2 billion from December 31, 2009 and $8.9 billion from September 30, 2009. The increase in account values was primarily driven by additions of investment-only fee-based stable value products and increases in the market value of customer funds, primarily from a decline in fixed income market yields and interest credited on the general account. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals. Net additions (withdrawals) increased $4.4 billion, from net withdrawals of $1.5 billion in the first nine months of 2009 to net additions of $2.9 billion in the first nine months of 2010 primarily reflecting higher sales of investment-only fee-based stable value products and lower general account guaranteed investment product scheduled withdrawals. In addition, sales of guaranteed investment products in the institutional and retail markets continue to be negatively impacted by capital market conditions.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$493	$291	$1,366	$896
Expenses	345	262	1,011	835

Adjusted operating income	148	29	355	61
Realized investment gains (losses), net, and related adjustments(1)	20	5	38	(20)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	4	(40)	14	(36)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$172	$(6)	$407	$5

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income increased $119 million, from $29 million in the third quarter of 2009 to $148 million in the third quarter of 2010, primarily reflecting more favorable results from commercial mortgage activities, increased asset management fees, and more favorable investment results from proprietary investing activities.

Results from the segment’s commercial mortgage activities increased primarily driven by a decrease in net credit and valuation-related charges on interim loans from $39 million in the third quarter of 2009 to no net impact in the third quarter of 2010. As of September 30, 2010, the principal balance of interim loans outstanding totaled $1.4 billion, which excludes both $36 million of commitments for future fundings that would need to be disbursed if the borrowers met the conditions for these fundings, as well as $89 million of commercial real estate held for sale related to foreclosed interim loans. As of September 30, 2010, these interim loans outstanding had a weighted average loan-to-value ratio of 105%, indicating that, in aggregate, the loan amount is greater than the collateral value. As of September 30, 2010, for those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value is $155 million. The interim loans had a weighted average debt service coverage ratio of 1.21 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $172 million as of September 30, 2010.

Also contributing to the increase in adjusted operating income was an increase in asset management fees of $51 million primarily from institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows. In addition, results of the segment’s proprietary investing activities increased $29 million, from a loss of $22 million in the third quarter of 2009 to income of $7 million in the third quarter of 2010, primarily due to improved results within proprietary investing real estate investments. Real estate proprietary investing results in the third quarter of 2009 reflect losses of $25 million, compared to income of $1 million in the third quarter of 2010, primarily reflecting the impact of declines in real estate values on co-investments and seed investments in the prior year quarter. Results in the third quarter of 2010 also reflect an increase in performance based incentive fees primarily related to institutional real estate funds. These increases were partially offset by an increase in compensation expenses.

2010 to 2009 Nine Month Comparison. Adjusted operating income increased $294 million, from $61 million in the first nine months of 2009 to $355 million in the first nine months of 2010. Results in the first nine months of 2010 reflect an increase in asset management fees of $173 million primarily from retail and institutional customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Results of the segment’s proprietary investing activities increased $99 million, from a loss of $82 million in the first nine months of 2009 to income of $17 million in the first nine months of 2010, primarily due to improved results within proprietary investing real estate and fixed income investments. Real estate proprietary investing results in the first nine months of 2009 reflect losses of $75 million, compared to income of $5 million in the first nine months of 2010, primarily reflecting the impact of declines in real estate values on co-investments and seed investments in the prior year period. Results in the first nine months of 2009 also reflect losses of $11 million in a fixed income fund, compared to zero in the first nine months of 2010. The Asset Management segment redeemed its entire investment in the fixed income fund as of June 30, 2009. In addition, proprietary investing fixed income investment results in the first nine months of 2009 included impairments of $10 million on collateralized debt obligations, which as of September 30, 2010, have an amortized cost of zero.

Also contributing to the increase in adjusted operating income was an increase in results from the segment’s commercial mortgage activities primarily driven by lower credit and valuation-related charges of $87 million on interim loans, partially offset by lower net investment income on commercial mortgage holdings. In addition, results in the first nine months of 2010 reflect an increase in performance based incentive fees primarily related to institutional real estate funds. These increases were partially offset by an increase in compensation expenses and lower income related to securities lending activities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$159	$129	$463	$374
Retail customers(1)	87	71	255	189
General account	74	69	217	199

Total asset management fees	320	269	935	762

Incentive fees	11	(2)	50	8
Transaction fees	10	8	17	20
Proprietary investing	11	(14)	31	(57)
Commercial mortgage(2)	36	(5)	60	(18)

Total incentive, transaction, proprietary investing and commercial mortgage revenues	68	(13)	158	(47)

Service, distribution and other revenues(3)	105	35	273	181

Total revenues	$493	$291	$1,366	$896

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $18 million and $16 million in the three months ended September 30, 2010 and 2009, respectively, and $49 million and $46 million in the nine months ended September 30, 2010 and 2009, respectively.

	September 30,
	2010	2009
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$222.1	$179.9
Retail customers(2)	92.7	79.1
General account	203.3	184.9

Total	$518.1	$443.9

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30,
	2010	2009
	(in millions)
Co-Investments:
Real Estate	$343	$284
Fixed Income	28	3
Seed Investments:
Real Estate	208	186
Public Equity	77	40
Fixed Income	104	32
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	0	29
Private Equity secured by Investor Equity	0	10
Real Estate secured by Fund Assets	204	313

Total	$964	$897

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $202 million, from $291 million in the third quarter of 2009 to $493 million in the third quarter of 2010. Asset management fees increased $51 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Commercial mortgage revenues increased $41 million primarily reflecting net credit and valuation-related charges on interim loans in the third quarter of 2009, as discussed above. Proprietary investing revenues increased $25 million reflecting improved results in proprietary investing real estate investments as discussed above. Also contributing to the increase were higher revenues in certain consolidated real estate funds, which were fully offset by higher expenses related to noncontrolling interest in these funds.

2010 to 2009 Nine Month Comparison. Revenues increased $470 million, from $896 million in the first nine months of 2009 to $1,366 million in the first nine months of 2010. Asset management fees increased $173 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Proprietary investing revenues increased $88 million reflecting improved results in proprietary investing fixed income and real estate investments as discussed above. Commercial mortgage revenues increased $78 million primarily reflecting lower net credit and valuation-related charges on interim loans, partially offset by lower net investment income. In addition, incentive fees increased $42 million primarily related to institutional real estate funds. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of September 30, 2010, $162 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $150 million as of December 31, 2009. Future incentive, transaction, proprietary investing and commercial mortgage revenues will be impacted by the level and diversification of our proprietary investments, the commercial real estate market, and other domestic and international market conditions.

Expenses

2010 to 2009 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $83 million, from $262 million in the third quarter of 2009 to $345 million in the third quarter of 2010, driven by increased compensation costs due to higher incentive compensation resulting from the increased revenues, as discussed above. In addition, expenses related to revenues associated with certain consolidated real estate funds increased, as discussed above.

2010 to 2009 Nine Month Comparison. Expenses increased $176 million, from $835 million in the first nine months of 2009 to $1,011 million in the first nine months of 2010, primarily driven by increased compensation costs due to higher incentive compensation resulting from the increased revenues, as discussed above. In addition, expenses related to revenues associated with certain consolidated real estate funds increased, as discussed above.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$638	$656	$2,076	$2,039
Benefits and expenses	448	413	1,707	1,618

Adjusted operating income	190	243	369	421
Realized investment gains (losses), net, and related adjustments(1)	(6)	43	(108)	75

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$184	$286	$261	$496

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income decreased $53 million, from $243 million in the third quarter of 2009 to $190 million in the third quarter of 2010. Results for the third quarter of 2010 benefited from lower amortization of net deferred policy acquisition costs and unearned revenue reserves, as well as a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on annual reviews, compared to a similar benefit from annual reviews in the third quarter of 2009. The annual reviews cover assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. The third quarter of 2010 included a $52 million benefit from the annual reviews, primarily reflecting methodology refinements to the treatment of certain investment income in our assumptions, as well as improved future mortality expectations. Adjusted operating income for the third quarter of 2009 included a $55 million benefit from the annual reviews which primarily reflected higher investment spread assumptions and improved future mortality expectations. The third quarter of 2009 also included a $30 million benefit from compensation received based on multi-year profitability of third-party products we distribute. These compensation arrangements are subject to renegotiations periodically which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements was renegotiated in 2008 and the profit opportunities were reduced significantly in 2010 and beyond resulting in a benefit of less than $1 million in the third quarter of 2010.

Absent the effect of these items, adjusted operating income for the third quarter of 2010 decreased $20 million from the third quarter of 2009 driven by less favorable mortality experience, net of reinsurance. Also contributing to the decrease in adjusted operating income was a $12 million lower benefit from amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves associated with the quarterly impact of changes in our estimates of total gross profits, primarily from variable products. This benefit largely reflects the impact of equity markets on separate account fund performance in the respective periods. The estimates of total gross profits are used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, and are discussed in more detail below. Partially offsetting the decreases above was higher net investment spread income driven by higher asset levels supporting the growth in our universal life and term products.

The table below reflects the impacts to the amortization of deferred policy acquisition costs and unearned revenue reserves from changes in our estimates of total gross profits, excluding the impacts of the annual reviews discussed above.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Amortization of DAC(1)	Amortization of URR(2)	Total	Amortization of DAC(1)	Amortization of URR(2)	Total
	(in millions)
Separate account fund performance	$43	$(18)	$25	$58	$(22)	$36
Persistency	0	0	0	0	0	0
Mortality and other items	(23)	17	(6)	(14)	9	(5)

Total update for current period experience and fund performance	$20	$(1)	$19	$44	$(13)	$31

(1)	Amounts reflect (increases) or decreases in the amortization of deferred policy acquisition costs, or DAC.
(2)	Amounts reflect increases or (decreases) in the amortization of unearned revenue reserves, or URR.

The net benefit in both periods in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, includes the impact of separate account fund performance on our estimate of future gross profits. The actual rate of return on separate account funds for the third quarter of 2010 was 8.3% compared to our expected rate of return of 2.5%. The higher than expected market returns resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimate of total gross profits resulted in a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. This resulted in a $25 million net benefit in the third quarter of 2010. The third quarter of 2009 reflects a similar impact on gross profits as separate account fund performance was above expected levels. The actual rate of return on separate account funds for the third quarter of 2009 was 11.5% compared to our expected rate of return of 2.6% resulting in a $36 million net benefit. The previously expected separate account fund performance was based on our maximum future rate of return assumption under the reversion to the mean approach, as discussed below.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the third quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for most variable policies was greater than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term maximum future rate of return under the reversion to mean approach was 9.8% for the third quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

2010 to 2009 Nine Month Comparison. Adjusted operating income decreased $52 million, from $421 million in the first nine months of 2009 to $369 million in the first nine months of 2010. Results for the first nine months of 2010 benefited from lower amortization of net deferred policy acquisition costs and unearned revenue reserves, as well as a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on annual reviews, compared to a similar benefit from annual reviews in the first nine months of 2009. Adjusted operating income for the first nine months of 2010 included a $52 million benefit from the annual reviews, compared to a similar benefit of $55 million for the first nine months of 2009. Results for the first nine months of 2009 also included a $30 million benefit from compensation received based on multi-year profitability of third-party products we distribute, while results for the first nine months of 2010 include a benefit of less than $1 million for this item, as discussed above.

Absent the effect of these items, adjusted operating income for the first nine months of 2010 decreased $19 million, primarily due to an $18 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits primarily from variable products. This increase largely reflects the impact of equity markets on separate account fund performance in the respective periods, partially offset by the impact of policyholder persistency which in 2010 returned to levels that are more consistent with expectations, and is discussed in more detail below. The decrease in adjusted operating income also reflects mortality experience, net of reinsurance, which was more unfavorable in relation to expectations compared to the prior year period. Partially offsetting these items was the impact of gains in the first nine months of 2010 compared to losses in the first nine months of 2009 on an investment in a real property separate account fund.

The table below reflects the impacts to the amortization of deferred policy acquisition costs and unearned revenue reserves from changes in our estimates of total gross profits, excluding the impacts of the annual reviews discussed above.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Amortization of DAC(1)	Amortization of URR(2)	Total	Amortization of DAC(1)	Amortization of URR(2)	Total
	(in millions)
Separate account fund performance	$1	$1	$2	$78	$(26)	$52
Persistency	5	(2)	3	(48)	20	(28)
Mortality and other items	(32)	20	(12)	(30)	17	(13)

Total update for current period experience and fund performance	$(26)	$19	$(7)	$0	$11	$11

(1)	Amounts reflect (increases) or decreases in the amortization of deferred policy acquisition costs, or DAC.
(2)	Amounts reflect increases or (decreases) in the amortization of unearned revenue reserves, or URR.

The net $7 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, for the first nine months of 2010 was primarily driven by the impact of less favorable mortality and lower than expected investment margins. Overall market returns for the first nine months of 2010 were relatively consistent compared to our expectations resulting in a net $2 million decrease in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves. The overall higher than expected market returns for the first nine months of 2009 resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimate of total gross profits results in a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. This resulted in a $52 million net benefit in the first nine months of 2009. In addition, the net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, includes the impact of variable product policyholder persistency that results in differences between actual gross profits for the period and the previously estimated expected gross profits for the period. The first nine months of 2010 includes a $3 million benefit from lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, reflecting better than expected gross profits driven by policyholder persistency which returned to levels that are more consistent with expectations, compared to a $28 million expense in the first nine months of 2009, reflecting a similar but opposite impact from lower than expected policyholder persistency.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $18 million, from $656 million in the third quarter of 2009 to $638 million in the third quarter of 2010. Policy charges and fees and asset management fees and other income decreased $46 million, including a $31 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions, and a $30 million decrease in compensation received based on multi-year profitability of third-party products we distribute, as discussed above. Absent these items policy charges and fees and asset management fees and other income increased $15 million driven by an increase in current quarter amortization of unearned revenue reserves reflecting a smaller impact from favorable market conditions on separate account performance, as discussed above, and unfavorable mortality experience. Net investment income increased $25 million, due to higher asset balances primarily from growth in assets supporting term reserves and universal life account balances due to increased policyholder premiums and deposits.

2010 to 2009 Nine Month Comparison. Revenues increased $37 million, from $2.039 billion in the first nine months of 2009 to $2.076 billion in the first nine months of 2010. Net investment income increased $64 million, due to higher asset balances primarily from higher universal life and variable policyholder account balances due to increased policyholder deposits, as well as gains in the first nine months of 2010 compared to losses in the first nine months of 2009 on investments in real property separate account funds. Premiums increased $26 million, primarily due to growth of our in force block of term insurance. Policy charges and fees and asset management fees and other income decreased $53 million including a $31 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions, and a $30 million decrease in compensation received based on multi-year profitability of third-party products we distribute, as discussed above. Absent these items policy charges and fees and asset management fees and other income increased $8 million, driven by an increase in current period amortization of unearned revenue reserves reflecting a smaller impact from favorable market conditions on separate account fund performance as discussed above, partially offset by a decrease in amortization driven by policyholder persistency which has returned to levels more consistent with expectations in the first nine months of 2010. Partially offsetting the increase in policy charges and fees and asset management fees and other income were higher costs on net settlements of interest rate swaps associated with our floating rate debt due to lower interest rates in the first nine months of 2010, offset by lower interest expense, as discussed below.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $35 million, from $413 million in the third quarter of 2009 to $448 million in the third quarter of 2010. Absent the impacts of the annual reviews conducted in the third quarter of both periods, benefits and expenses increased $63 million, from $538 million in the third quarter of 2009 to $601 million in the third quarter of 2010. On this basis, amortization of deferred policy acquisition costs increased $26 million primarily due to a less favorable impact of equity markets on separate account profitability and to a lesser extent current period profits. Policyholders’ benefits, including interest credited to policyholders increased $38 million due to growth in universal life and variable policyholder account balances, increases in policyholder reserves and expected claim costs associated with growth in our in force block of term and universal life business.

2010 to 2009 Nine Month Comparison. Benefits and expenses increased $89 million, from $1.618 billion in the first nine months of 2009 to $1.707 billion in the first nine months of 2010. Absent the impacts of the annual reviews conducted in the third quarter of both periods, benefits and expenses increased $117 million, from $1.743 billion in the first nine months of 2009 to $1.860 billion in the first nine months of 2010. On this basis, policyholders’ benefits, including interest credited to policyholders, increased $112 million due to growth in universal life and variable policyholder account balances, increases in policyholder reserves, and expected claim costs associated with growth in our in force block of term and universal life business. In addition, mortality experience was more unfavorable, relative to expected levels, compared to the prior year period. Amortization of deferred policy acquisition costs increased $35 million primarily due to a less favorable impact of equity markets on separate account fund performance, partially offset by the impact of policyholder persistency which in 2010 returned to levels more consistent with expectations. Partially offsetting these items was a decrease in interest expense on floating rate debt of $23 million driven by a decline in interest rates on borrowings. This floating rate debt is swapped to a fixed rate using interest rate swaps.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$6	$3	$16	$12
Universal Life	20	26	57	86
Term Life	38	57	120	170

Total	$64	$86	$193	$268

Annualized new business premiums by distribution channel(1):
Prudential Agents	$20	$22	$62	$68
Third party	44	64	131	200

Total	$64	$86	$193	$268

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2010 to 2009 Three Month Comparison. Sales of new life insurance, measured as described above, decreased $22 million, from $86 million in the third quarter of 2009 to $64 million in the third quarter of 2010. The decrease in sales is primarily due to a $19 million decrease in term life product sales and a $6 million decrease in sales of universal life products driven by lower third party distribution sales. Sales from the third party distribution channel were $20 million lower than the third quarter of 2009 due to lower sales of universal life products and sales of term life products, both of which were impacted by price increases implemented in 2009. Sales by Prudential Agents were $2 million lower than the third quarter of 2009 primarily due to lower sales of both universal life products and term life products. The number of Prudential Agents increased from 2,453 at September 30, 2009 to 2,478 at September 30, 2010.

2010 to 2009 Nine Month Comparison. Sales of new life insurance, measured as described above, decreased $75 million, from $268 million in the first nine months of 2009 to $193 million in the first nine months of 2010. The decrease in sales is primarily due to a $50 million decrease in term life product sales and a $29 million decrease in sales of universal life products driven by lower third party distribution sales. Sales from the third party distribution channel were $69 million lower than the first nine months of 2009 due to lower sales of universal life products and sales of term life products, both of which were impacted by price increases implemented in 2009. Sales by Prudential Agents were $6 million lower than the first nine months of 2009 primarily due to lower sales of both universal life products and term life products.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions)
Cash value of surrenders	$183	$173	$525	$665

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.3%	3.4%	3.1%	4.4%

2010 to 2009 Three Month Comparison. The total cash value of surrenders increased $10 million, from $173 million in the third quarter of 2009 to $183 million in the third quarter of 2010, reflecting a higher volume of variable life insurance surrenders compared to the third quarter of 2009. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 3.4% in the third quarter of 2009 to 3.3% in the third quarter of 2010.

2010 to 2009 Nine Month Comparison. The total cash value of surrenders decreased $140 million, from $665 million in the first nine months of 2009 to $525 million in the first nine months of 2010, as surrenders in the first nine months of 2010 returned to levels that are more consistent with expectations compared to the prior year. The first nine months of 2009 reflects a greater volume of surrenders, including lapses to extended term, of variable life insurance, due primarily to market conditions at the time and policyholders electing to surrender their policies rather than make premium payments or the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 4.4% in the first nine months of 2009 to 3.1% in the first nine months of 2010, driven by a decrease in the total cash value of surrenders as described above, as well as higher average account balances primarily driven by market appreciation over the past twelve months.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$1,466	$1,356	$4,093	$3,992
Benefits and expenses	1,405	1,292	3,947	3,730

Adjusted operating income	61	64	146	262
Realized investment gains (losses), net, and related adjustments(1)	14	(8)	52	(193)
Related charges(2)	(1)	(2)	(1)	(6)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$74	$54	$197	$63

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income decreased $3 million, from $64 million in the third quarter of 2009 to $61 million in the third quarter of 2010. Results reflect a net benefit of $28 million in the third quarter of 2010, from reserve refinements in both the group life and group disability businesses, including the impact of annual reviews, compared to a net benefit of zero in the third quarter of 2009. Excluding this item, adjusted operating income decreased $31 million reflecting less favorable underwriting results in 2010 related to less favorable claims experience on group life non-retrospectively experience-rated business due to an increase in the number of claims, as well as the lapse of certain business and repricing of other business up for renewal with favorable claims experience in the third quarter of 2009, reflecting the competitive market. Also contributing to the decrease in adjusted operating income were higher operating expenses, including higher costs to support disability operations and expansion into the group dental market.

2010 to 2009 Nine Month Comparison. Adjusted operating income decreased $116 million, from $262 million in the first nine months of 2009 to $146 million in the first nine months of 2010. Results reflected a net benefit of $28 million in the first nine months of 2010, from reserve refinements in both the group life and group disability businesses, including the impact of annual reviews, compared to a net benefit of zero in the first nine months of 2009. Excluding this item, adjusted operating income decreased $144 million primarily reflecting less favorable underwriting results in 2010 primarily related to less favorable claims experience on group life non-retrospectively experience-rated business due to an increase in the number of claims, as well as the lapse of certain business and repricing of other business up for renewal with favorable claims experience in the first nine months of 2009, reflecting the competitive market. In addition, underwriting results reflect less favorable long-term disability claims experience in our group disability business in the first nine months of 2010. Also contributing to the decrease in adjusted operating income were higher operating expenses primarily to support disability operations and expansion into the group dental market, and an unfavorable impact from the refinement of a premium tax estimate.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $110 million, from $1.356 billion in the third quarter of 2009 to $1.466 billion in the third quarter of 2010. Group life premiums and policy charges and fee income, increased by $116 million, from $873 million in the third quarter of 2009 to $989 million in the third quarter of 2010. This increase primarily reflects higher premiums from retrospectively experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Also contributing to the increase were higher premiums from non-retrospectively experience-rated group life business primarily reflecting growth of business in force resulting from new sales, partially offset by the lapse of certain business and repricing of other business up for renewal, as discussed above. Group disability premiums and policy charges and fee income, which include long-term care products, decreased by $7 million, from $291 million in the third quarter of 2009 to $284 million in the third quarter of 2010. This decrease primarily reflects lower premiums associated with the assumption of existing liabilities from third parties, partially offset by growth of business in force resulting from new sales.

2010 to 2009 Nine Month Comparison. Revenues increased by $101 million, from $3.992 billion in the first nine months of 2009 to $4.093 billion in the first nine months of 2010. Group life premiums and policy charges and fee income, increased by $104 million, from $2.579 billion in the first nine months of 2009 to $2.683 billion in the first nine months of 2010, primarily reflecting higher premiums from retrospectively experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Also contributing to the increase were higher premiums from non-retrospectively experience-rated group life business primarily reflecting growth of business in force resulting from new sales, partially offset by the lapse of certain business and repricing of other business up for renewal, as discussed above. Group disability premiums and policy charges and fee income, which include long-term care products, decreased by $15 million, from $852 million in the first nine month of 2009 to $837 million in the first nine months of 2010. This decrease primarily reflects lower premiums associated with the assumption of existing liabilities from third parties, mostly offset by growth of business in force resulting from new sales.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Benefits ratio(1):
Group life	89.0%	89.8%	90.8%	88.4%
Group disability	99.7%	93.5%	93.1%	88.5%
Administrative operating expense ratio(2):
Group life	8.5%	9.1%	8.8%	8.9%
Group disability	21.3%	17.5%	22.0%	17.8%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $113 million, from $1.292 billion in the third quarter of 2009 to $1.405 billion in the third quarter of 2010. This increase reflects a $106 million increase in policyholders’ benefits, including the change in policy reserves, from $1.057 billion in the third quarter of 2009 to $1.163 billion in the third quarter of 2010. Our group life business reflected greater benefits from less favorable claims experience, including an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, partially offset by the benefit of reserve refinements in the third quarter of 2010, as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses, as discussed above.

The group life benefits ratio improved 0.8 percentage points from the third quarter of 2009 to the third quarter of 2010, reflecting the favorable impact of the reserve refinements, partially offset by less favorable claims experience, as well as the lapse of certain business and repricing of other business up for renewal with favorable claims experience in the third quarter of 2009, reflecting the competitive market. The group disability benefits ratio deteriorated 6.2 percentage points from the third quarter of 2009 to the third quarter of 2010 primarily due to less favorable long-term disability claims experience combined with an unfavorable impact from reserve refinements including the impact of the annual reviews. The group life administrative operating expense ratio improved 0.6 percentage points from the third quarter of 2009 to the third quarter of 2010. The group disability administrative operating expense ratio deteriorated 3.8 percentage points from the third quarter of 2009 to the third quarter of 2010, primarily due to higher costs to support disability operations and expansion into the group dental market, as well as lower premiums associated with the assumption of existing liabilities from third parties.

2010 to 2009 Nine Month Comparison. Benefits and expenses increased by $217 million, from $3.730 billion in the first nine months of 2009 to $3.947 billion in the first nine months of 2010. This increase reflects a $182 million increase in policyholders’ benefits, including the change in policy reserves, from $3.033 billion in the first nine months of 2009 to $3.215 billion in the first nine months of 2010. Our group life business reflected greater benefits from less favorable claims experience, including an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, partially offset by the benefit of reserve refinements in the third quarter of 2010 and a decrease in policyholder benefits associated with the assumption of existing liabilities from third parties. Also contributing to the increase in benefits and expenses were higher operating expenses, as discussed above.

The group life benefits ratio deteriorated 2.4 percentage points from the first nine months of 2009 to the first nine months of 2010, due to less favorable claims experience, as well as the lapse of certain business and repricing of other business up for renewal with favorable claims experience in the prior period, reflecting the competitive market, partially offset by the favorable impact of the reserve refinements. The group disability benefits ratio deteriorated 4.6 percentage points from the first nine months of 2009 to the first nine months of 2010, primarily due to less favorable long-term disability claims experience combined with an unfavorable impact from reserve refinements, including the impact of the annual reviews. The group life administrative operating expense ratio was relatively unchanged from the first nine months of 2009 to the first nine months of 2010. The group disability administrative operating expense ratio deteriorated 4.2 percentage points from the first nine months of 2009 to the first nine months of 2010, primarily due to higher costs to support disability operations and expansion into the group dental market, lower premiums associated with the assumption of existing liabilities from third parties, as well as an unfavorable impact from the refinement of a premium tax estimate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Annualized new business premiums(1):
Group life	$84	$53	$364	$298
Group disability(2)	26	57	134	217

Total	$110	$110	$498	$515

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2010 to 2009 Three Month Comparison. Total annualized new business premiums remained unchanged, from $110 million in the third quarter of 2009 to $110 million in the third quarter of 2010. Group life sales increased $31 million driven primarily by higher large case sales to new customers. Group disability sales decreased $31 million primarily due to lower sales to both new and existing customers, as well as a decrease in long-term care sales reflecting the wind down of a preferred provider arrangement.

2010 to 2009 Nine Month Comparison. Total annualized new business premiums decreased $17 million, from $515 million in the first nine months of 2009 to $498 million in the first nine months of 2010. Group disability sales decreased $83 million primarily due to lower sales of large case disability products to both new and existing customers and lower premiums associated with the assumption of existing liabilities from third parties, as well as a decrease in long-term care sales reflecting the wind down of a preferred provider arrangement. Group life sales increased $66 million driven primarily by increased large case sales to new customers, partially offset by lower premiums associated with the assumption of existing liabilities from third parties during the first nine months of 2010.

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

The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of each segment as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$(30)	$(19)	$(54)	$(23)
International Investments	1	0	2	3

Total International Insurance and Investments Division	$(29)	$(19)	$(52)	$(20)

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedging of actual earnings as a result of projected earnings differing from actual earnings. The net impact of this program recorded within the Corporate and Other operations were gains of $2 million and $8 million for the three months ended September 30, 2010 and 2009, respectively, and a loss of $6 million and a gain of $11 million for the nine months ended September 30, 2010 and 2009, respectively.

The notional amounts of these forward currency contracts were $2.7 billion as of both September 30, 2010 and December 31, 2009, of which $2.1 billion and $2.0 billion as of September 30, 2010 and December 31, 2009, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar interest income. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of September 30, 2010 and December 31, 2009, the notional amount of these investments was ¥357 billion, or $3.2 billion, and ¥430 billion, or $3.8 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yield generated by these investments were 2.8% and 2.6% for the three and nine months ended September 30, 2010, respectively, and 2.3% and 2.6% for the three and nine months ended September 30, 2009, respectively.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	September 30, 2010	December 31, 2009
	(in millions)
Cross-currency coupon swap agreements	$(58)	$(66)
Foreign exchange component of interest on dual currency investments	(116)	(100)

Total	$(174)	$(166)

The table below presents as of September 30, 2010, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Total Yen-denominated earnings subject to these investments	Weighted average forward exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2010	¥1.1	¥1.2	¥2.3	86.5
2011	3.4	3.9	7.3	85.3
2012	3.1	2.9	6.0	83.0
2013	2.9	2.5	5.4	81.6
2014-2034	30.4	51.1	81.5	79.2

Total	¥40.9	¥61.6	¥102.5	80.1

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $1.0 billion as of September 30, 2010. The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We continue to refine our current capital management framework, and as we further develop this framework, or as other events occur, we may alter this strategy. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our Japanese insurance operations we currently seek to hedge a portion of estimated available economic capital and other measures of value, including the amount attributable to the U.S. GAAP equity of our Japanese insurance operations, which totaled $5.9 billion as of September 30, 2010 excluding “Accumulated other comprehensive income (loss)”

components of equity and certain other adjustments. We hedge a portion of the estimated available economic capital in our Japanese insurance operations through a variety of instruments, including U.S. dollar denominated assets. These assets are financed with yen-denominated liabilities and equity held in our Japanese insurance operations. In addition, we may also hedge estimated available economic capital using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. In our Taiwan insurance operation, the U.S. GAAP equity exposure is mitigated by holding a variety of instruments, including U.S. dollar denominated investments. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won. For the same reasons, during the third quarter of 2010, we also terminated our hedges of the U.S. GAAP equity exposure for all of our other foreign operations, excluding our Japan and Taiwan insurance operations.

As of September 30, 2010, the aggregate amount of the instruments serving as hedges of our estimated available economic capital, which includes the $5.9 billion attributable to the U.S. GAAP equity of our Japanese insurance operations discussed above, amounted to $7.1 billion, an increase of $0.1 billion from the $7.0 billion hedged as of December 31, 2009. These instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.6 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $0.6 billion held in our Japanese insurance operations, as well as $0.8 billion of net yen-denominated liabilities held in our U.S. domiciled entities, including a portion that has been converted to yen using swaps. The effects of the yen-denominated liabilities are reported in Corporate and Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above, which when added to the $7.1 billion of instruments serving as an equity hedge of a portion of the estimated available economic capital, results in a total estimated available economic capital hedge of approximately $10.2 billion as of September 30, 2010. In addition, as discussed below, we have $9.6 billion of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese operations, which when added to the $10.2 billion of total estimated available economic capital hedge, results in total U.S. dollar instruments of approximately $19.8 billion as of September 30, 2010.

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

In addition, as of September 30, 2010 and December 31, 2009, our international insurance operations also had $9.1 billion and $7.7 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. A portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,829	$1,596	$5,358	$4,777
Gibraltar Life	1,179	1,072	3,491	2,961

	3,008	2,668	8,849	7,738

Benefits and expenses:
Life Planner operations	1,506	1,286	4,417	3,858
Gibraltar Life	972	882	2,959	2,490

	2,478	2,168	7,376	6,348

Adjusted operating income:
Life Planner operations	323	310	941	919
Gibraltar Life	207	190	532	471

	530	500	1,473	1,390

Realized investment gains (losses), net, and related adjustments(1)	253	(164)	10	(941)
Related charges(2)	(22)	6	(15)	75
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	17	17	(34)	76
Change in experience-rated contractholder liabilities due to asset value changes(4)	(17)	(17)	34	(76)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(4)	(3)	(3)	0

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$757	$339	$1,465	$524

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Agreement to Acquire AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On September 30, 2010, Prudential Financial entered into a stock purchase agreement with American International Group, Inc., or AIG, pursuant to which Prudential Financial agreed to acquire, directly or through one or more of its subsidiaries, all of the issued and outstanding shares of preferred and common stock of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. for a total purchase price of $4.8 billion. The total purchase price of $4.8 billion is comprised of approximately $4.2 billion in cash and $0.6 billion in assumed third party debt, substantially all of which is expected to be repaid with excess capital of the acquired entities. All acquired entities are Japanese corporations and their businesses are in Japan. The transaction, which is expected to close in the first quarter of 2011, is subject to certain governmental approvals, including Japanese anti-competition approvals (or expirations of waiting periods) and Japanese insurance regulatory approvals, as well as other customary conditions to closing, including the execution and delivery of related transaction documents. Prudential Financial intends to make a Section 338 election under the Internal Revenue Code with respect to the acquisition.

The businesses to be acquired distribute individual life insurance, group life insurance, group annuities, medical insurance, and fixed annuities primarily through captive agents, independent agents, and banks. As of June 30, 2010, these businesses had approximately $147 billion face amount of in force individual insurance and approximately 7,700 captive agents. We anticipate the invested assets attributed to these businesses will increase invested assets of our Japanese operations by about half. The addition of these operations to our existing businesses will increase our scale in the Japanese insurance market and provide complementary distribution opportunities. We also expect these businesses to provide attractive returns primarily driven from in force business and cost synergies. We expect to integrate these businesses with our Japanese insurance operations by early 2012 for an expected pre-tax integration cost of approximately $500 million to be incurred over a five year period, including approximately $400 million during 2011 and 2012. After the integration is completed, we expect annual cost savings of approximately $250 million. Actual integration costs may exceed, and actual costs savings may fall short of, such expectations.

Acquisition of Yamato Life

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

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income from Life Planner operations increased $13 million, from $310 million in the third quarter of 2009 to $323 million in the third quarter of 2010, including a net favorable impact of $3 million from currency fluctuations. This increase in adjusted operating income primarily reflects the continued growth of our Japanese Life Planner operations, partially offset by net charges of $6 million recognized in the third quarter of 2010 due to the migration to a new policy valuation system that resulted in unfavorable reserve refinements. Also impacting adjusted operating income is a $6 million less favorable benefit in the current quarter from a reduction in amortization of deferred policy acquisition costs primarily reflecting improved mortality assumptions, which benefited both periods, associated with our annual review of the estimated gross profits used to amortize deferred policy acquisition costs.

Gibraltar Life’s adjusted operating income increased $17 million, from $190 million in the third quarter of 2009 to $207 million in the third quarter of 2010, including a favorable impact of $8 million from currency fluctuations. Excluding the impact of currency fluctuations and a benefit of approximately $15 million recognized in the third quarter of 2009 largely related to initial surrenders of policies following the restructuring of the acquired former business of Yamato Life, adjusted operating income increased $24 million. This increase in adjusted operating income primarily reflects favorable net investment spread due to the continued growth of our multi-currency fixed annuity products and higher contributions from other non-coupon investments.

2010 to 2009 Nine Month Comparison. Adjusted operating income from Life Planner operations increased $22 million, from $919 million in the first nine months of 2009 to $941 million in the first nine months of 2010, including a net favorable impact of $10 million from currency fluctuations. Excluding the impact of currency fluctuations and an unfavorable variance of $31 million, reflecting a net benefit of $25 million recognized in the first nine months of 2009 compared to net charges of $6 million recognized in the first nine months of 2010, from reserve refinements related to the implementation of a new policy valuation system, adjusted operating income increased $43 million. This increase primarily reflects the continued growth of our Japanese Life Planner operation, partially offset by a lower benefit in the current year from a reduction in amortization of deferred policy acquisition costs primarily reflecting improved mortality assumptions, which benefited both periods, associated with our annual review of the estimated gross profits used to amortize deferred policy acquisition costs.

Gibraltar Life’s adjusted operating income increased $61 million, from $471 million in the first nine months of 2009 to $532 million in the first nine months of 2010, including a favorable impact of $18 million from currency fluctuations. Adjusted operating income for the first nine months of 2009 included net charges of $5 million related a guaranty fund assessment and net charges of $7 million from unfavorable reserve refinements related to the implementation of a new policy valuation system. Absent the effect of these items and the impact of currency fluctuations, adjusted operating income increased $31 million, primarily reflecting the continued growth in our multi-currency fixed annuity products.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $340 million, from $2,668 million in the third quarter of 2009 to $3,008 million in the third quarter of 2010, including a net favorable impact of $165 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $175 million, from $2,668 million in the third quarter of 2009 to $2,843 million in the third quarter of 2010.

Revenues from our Life Planner operations increased $233 million, from $1,596 million in the third quarter of 2009 to $1,829 million in the third quarter of 2010, including a net favorable impact of $83 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $150 million, from $1,613 million in the third quarter of 2009 to $1,763 million in the third quarter of 2010. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $106 million, from $1,303 million in the third quarter of 2009 to $1,409 million in the third quarter of 2010. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $81 million, from $938 million in the third quarter of 2009 to $1,019 million in the third quarter of 2010, primarily reflecting growth of business in force and continued strong persistency. Net investment income also increased $36 million, from $280 million in the third quarter of 2009 to $316 million in the third quarter of 2010, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year quarter.

Revenues from Gibraltar Life increased $107 million, from $1,072 million in the third quarter of 2009 to $1,179 million in the third quarter of 2010, including a favorable impact of $82 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $25 million, from $1,055 million in the third quarter of 2009 to $1,080 million in the third quarter of 2010. This increase primarily reflects favorable investment income resulting from the continued growth of our multi-currency fixed annuity products and higher contributions from other non-coupon investments. These favorable variances were partially offset by a $9 million decrease in premiums, from $754 million in the third quarter of 2009 to $745 million in the third quarter of 2010. Higher first year premiums of $73 million due to stronger sales of protection products, as well as $37 million in higher sales of single premium whole life were offset by the absence of $109 million in premiums recorded in the third quarter of 2009 from additional face amounts of insurance issued pursuant to the final payment under a special dividend arrangement established as part of Gibraltar Life’s reorganization in 2001. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. This special dividend arrangement was completed in the second quarter of 2010.

2010 to 2009 Nine Month Comparison. Revenues increased $1,111 million, from $7,738 million in the first nine months of 2009 to $8,849 million in the first nine months of 2010, including a net favorable impact of $434 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $677 million, from $7,810 million in the first nine months of 2009 to $8,487 million in the first nine months of 2010.

Revenues from our Life Planner operations increased $581 million, from $4,777 million in the first nine months of 2009 to $5,358 million in the first nine months of 2010, including a net favorable impact of $240 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $341 million, from $4,900 million in the first nine months of 2009 to $5,241 million in the first nine months of 2010. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $231 million, from $4,015 million in the first nine months of 2009 to $4,246 million in the first nine months of 2010. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $167 million, from $2,932 million in the first nine months of 2009 to $3,099 million in the first nine months of 2010, primarily reflecting growth of business in force and continued strong persistency, partially offset by a benefit recognized in the prior year from the migration to a new policy valuation system discussed above. Net investment income also increased $91 million, from $808 million in the first nine months of 2009 to $899 million in the first nine months of 2010, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year.

Revenues from Gibraltar Life increased $530 million, from $2,961 million in the first nine months of 2009 to $3,491 million in the first nine months of 2010, including a favorable impact of $194 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $336 million, from $2,910 million in the first nine months of 2009 to $3,246 million in the first nine months of 2010. This increase reflects a $282 million increase in premiums, from $2,021 million in the first nine months of 2009 to $2,303 million in the first nine months of 2010, as premiums benefited from $49 million of renewal premiums from the acquisition of Yamato, higher first year premiums of $153 million due to stronger sales of protection products, as well as $122 million in higher sales of single premium whole life. Partially offsetting these favorable variances in premiums was a decrease of $46 million, reflecting the completion of the special dividend arrangement in the second quarter of 2010, established as part of Gibraltar Life’s reorganization in 2001. Substantially all of the premiums recognized as additional face amounts of insurance issued pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also contributing to the increase in revenues is favorable investment income reflecting the continued growth of our multi-currency fixed annuity products.

Due to the long-term nature of many of the products we sell in Japan, we have historically sought to add duration exposure to our Japanese investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended September 30, 2010 and 2009, we recognized gains of $10 million and $7 million, respectively, and for the nine months ended September 30, 2010 and 2009, we recognized gains of $27 million and $20 million, respectively, in adjusted operating income related to these realized investment gains. As of September 30, 2010, $723 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 30 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and will implement these hedging strategies to lengthen the duration of our Japanese portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields will depend on the then current interest rate environment.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $310 million, from $2,168 million in the third quarter of 2009 to $2,478 million in the third quarter of 2010, including a net unfavorable impact of $154 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $156 million, from $2,137 million in the third quarter of 2009 to $2,293 million in the third quarter of 2010.

Benefits and expenses of our Life Planner operations increased $220 million, from $1,286 million in the third quarter of 2009 to $1,506 million in the third quarter of 2010, including a net unfavorable impact of $80 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $140 million, from $1,289 million in the third quarter of 2009 to $1,429 million in the third quarter of 2010. Benefits and expenses of our Japanese Life Planner operation increased $116 million, from $874 million in the third quarter of 2009 to $990 million in the third quarter of 2010, primarily reflecting an increase in policyholder benefits due to changes in reserves, which was driven by the growth in business in force. Higher amortization of deferred policy acquisition costs reflect the impact of unfavorable refinements related to the implementation of a new policy valuation system and the lower benefit in the current quarter associated with our annual review of the estimated gross profits used to amortize deferred policy acquisition costs discussed above.

Gibraltar Life’s benefits and expenses increased $90 million, from $882 million in the third quarter of 2009 to $972 million in the third quarter of 2010, including an unfavorable impact of $74 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $16 million, from $848 million in the third quarter of 2009 to $864 million in the third quarter of 2010. The increase in benefits and expenses was driven by the continued growth of our multi-currency fixed annuity product, partially offset by a $6 million decrease in policyholder benefits, including changes in reserves, as higher single premium whole life sales in the third quarter of 2010 was more than offset by the effects of the special dividend arrangement discussed above.

2010 to 2009 Nine Month Comparison. Benefits and expenses increased $1,028 million, from $6,348 million in the first nine months of 2009 to $7,376 million in the first nine months of 2010, including a net unfavorable impact of $406 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $622 million, from $6,336 million in the first nine months of 2009 to $6,958 million in the first nine months of 2010.

Benefits and expenses of our Life Planner operations increased $559 million, from $3,858 million in the first nine months of 2009 to $4,417 million in the first nine months of 2010, including a net unfavorable impact of $230 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $329 million, from $3,949 million in the first nine months of 2009 to $4,278 million in the first nine months of 2010. Benefits and expenses of our Japanese Life Planner operation increased $243 million, from $2,742 million in the first nine months of 2009 to $2,985 million in the first nine months of 2010, primarily reflecting an increase in policyholder benefits due to changes in reserves, which was driven by the growth in business in force. Included in general and administrative expenses for the Life Planner operations is $2 million of expenses, a decrease of $3 million from the prior year, related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s benefits and expenses increased $469 million, from $2,490 million in the first nine months of 2009 to $2,959 million in the first nine months of 2010, including an unfavorable impact of $176 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $293 million, from $2,387 million in the first nine months of 2009 to $2,680 million in the first nine months of 2010. This reflects an increase in policyholder benefits, including changes in reserves, of $227 million reflecting higher single premium whole life sales in the first nine months of 2010 and the acquisition of Yamato, offset by the effects of the special dividend arrangement discussed above. Also contributing to the increase in benefits and expenses is higher amortization of deferred policy acquisition costs related to the continued growth of our multi-currency fixed annuity products and the increase in single premium whole life sales, as well as higher general and administrative expenses. Included in general and administrative expenses for Gibraltar Life is $15 million of expenses, an increase of $8 million from the prior year, related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

We continue to estimate that we will incur approximately $30 million of non-capitalizable costs in 2010 related to our on-going initiative in Japan to enhance our information processes and technology systems, as discussed above, which will predominately impact Gibraltar Life and, to a lesser extent, our Japanese Life Planner operation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$242	$205	$688	$606
Gibraltar Life	234	149	618	409

Total	$476	$354	$1,306	$1,015

On a constant exchange rate basis:
Life Planner operations	$231	$208	$668	$623
Gibraltar Life	218	149	585	406

Total	$449	$357	$1,253	$1,029

2010 to 2009 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $92 million, from $357 million in the third quarter of 2009 to $449 million in the third quarter of 2010.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $23 million, primarily due to higher sales of retirement income products in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $69 million, primarily due to higher sales of protection products in our bank distribution channels and sales related to a recently introduced cancer whole life product, a portion of which were sold through other complementary distribution channels.

2010 to 2009 Nine Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $224 million, from $1,029 million in the first nine months of 2009 to $1,253 million in the first nine months of 2010.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $45 million, primarily due to higher sales of retirement income and cancer whole life products in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $179 million, primarily due to higher sales of protection products in our bank distribution channels and sales related to a recently introduced cancer whole life product, a portion of which were sold through other complementary distribution channels.

The number of Life Planners increased by 124, or 2%, from 6,484 as of September 30, 2009 to 6,608 as of September 30, 2010, driven by increases of 83 in Japan, 49 in Italy, 37 in Korea, and 29 in Brazil. Over the past twelve months, we transferred 79 Japanese Life Planners to Gibraltar, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Life Planners would have increased 3%, from September 30, 2009 to September 30, 2010. Prior to September 30, 2009, an additional 303 Japanese Life Planners were transferred to Gibraltar.

The number of Life Advisors decreased by 147, from 6,060 as of September 30, 2009 to 5,913 as of September 30, 2010, as new hires, including 23 Life Planners transferred to Gibraltar as Life Advisors over the last twelve months, were offset by resignations and terminations due in part to failure to meet minimum sales production standards. The remaining Life Planners transferred to Gibraltar, as discussed above, are not considered Life Advisors.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first nine months of 2010 and 2009 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Revenues	$84	$74	$256	$225
Expenses	83	67	224	200

Adjusted operating income	1	7	32	25
Realized investment gains (losses), net, and related adjustments(1)	(5)	(6)	(4)	(7)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(11)	(11)	(31)	(30)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(15)	$(10)	$(3)	$(12)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

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

On May 25, 2009, we entered into an agreement with the Mexican financial services group Grupo Actinver SA to sell our mutual fund and banking operations in Mexico. As a result, these operations are reflected as discontinued operations for all periods presented. This transaction closed on October 6, 2009. We recorded a pre-tax gain on the sale of $14 million, which is also reflected in discontinued operations. This transaction did not include our insurance business, our pension fund business or our real estate investments that are located in Mexico.

Adjusted Operating Income

2010 to 2009 Three Month Comparison. Adjusted operating income decreased $6 million, from $7 million in the third quarter of 2009 to $1 million in the third quarter of 2010. Results in the third quarter of 2010 reflect a $15 million write-down of software technology in the segment’s global commodities group. Excluding this item, adjusted operating income increased in the third quarter of 2010, as compared to the third quarter of 2009, reflecting more favorable sales and trading results in the segment’s global commodities group and higher asset based fees from the segment’s asset management businesses.

2010 to 2009 Nine Month Comparison. Adjusted operating income increased $7 million, from $25 million in the first nine months of 2009 to $32 million in the first nine months of 2010. The increase in adjusted operating income primarily reflects improved results from the segment’s global commodities group due to more favorable sales and trading results, partially offset by a write-down of software technology in the first nine months of 2010. Also contributing to the increase in adjusted operating income was higher asset based fees from the segment’s asset management businesses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$(17)	$(16)	$(45)	$(32)
Capital debt interest expense	(142)	(126)	(414)	(362)
Pension income and employee benefits	61	72	158	172
Other corporate activities(1)	(181)	(139)	(361)	(299)

Total Corporate Operations	(279)	(209)	(662)	(521)
Real Estate and Relocation Services	19	6	22	(54)

Adjusted operating income	(260)	(203)	(640)	(575)

Realized investment gains (losses), net, and related adjustments(2)	(111)	(120)	(108)	23
Related charges(3)	(3)	(1)	5	8
Divested businesses(4)	(32)	25	(46)	(31)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(7)	(38)	(16)	(9)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(413)	$(337)	$(805)	$(584)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude related charges which represent consolidating adjustments.
(4)	See “—Divested Businesses.”

(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

In the third quarter of 2010, we amended our definition of adjusted operating income to exclude the net impact of embedded derivatives related to our living benefit features and related hedge positions as well as market value changes of derivatives used in our capital hedge program. Adjusted operating income for all periods presented has been revised to conform with the amended definition. See “—Consolidated Results of Operations—Segment Measures” for additional information.

2010 to 2009 Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $57 million, from $203 million in the third quarter of 2009 to $260 million in the third quarter of 2010. The loss from corporate operations increased $70 million, from $209 million in the third quarter of 2009 to $279 million in the third quarter of 2010. Capital debt interest expense increased $16 million due to a greater level of capital debt, which includes the issuance in September 2009 of $500 million of exchangeable surplus notes, and the deployment of additional corporate borrowings for capital purposes. Investment income, net of interest expense, excluding capital debt interest expense, decreased $1 million. Higher levels of short-term liquidity have been maintained throughout 2009 and into 2010 to provide additional flexibility to address our cash needs in view of changing financial market conditions. The need to hold higher levels of short-term liquidity, coupled with a portion of the proceeds from the sale at the end of 2009 of our minority joint venture interest in Wachovia Securities, will result in higher than historical levels of cash and short-term investments in Corporate and Other until such time as capital is deployed to our business segments or invested longer-term. We currently intend to use a portion of this cash and short-term investments to partially fund the purchase price related to our recently announced agreement to acquire AIG Star Life Insurance Co., AIG Edison Life Insurance Company and related entities from AIG. See “—Liquidity and Capital Resources” for additional details. Also contributing to the greater loss from corporate operations in the third quarter of 2010 compared to the prior year period are greater net charges from other corporate activities, primarily reflecting less favorable results from our corporate hedging activities, including our foreign currency earnings program, and increased corporate advertising expenses. Corporate operations results were also negatively impacted by the net change in our deferred compensation liabilities and the level of costs related to our retained obligations to certain policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practice remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

Results from corporate operations pension income and employee benefits decreased $11 million. The decrease reflects increases in employee benefits costs partially offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $3 million, from $77 million in the third quarter of 2009 to $80 million in the third quarter of 2010.

Adjusted operating income of our real estate and relocation services business increased $13 million, from $6 million in the third quarter of 2009 to $19 million in the third quarter of 2010. The increase in adjusted operating income reflects higher revenues in our relocation services business as well as lower operating expenses in 2010 compared to the prior year period.

2010 to 2009 Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $65 million, from $575 million in the first nine months of 2009 to $640 million in the first nine months of 2010. The loss from corporate operations increased $141 million, from $521 million in the first nine months of 2009 to $662 million in the first nine months of 2010. Capital debt interest expense increased $52 million due to a greater level of capital debt, which includes the issuance in September 2009 of $500 million of exchangeable surplus notes, and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes beginning in the second quarter of 2009, as well as the deployment of additional corporate borrowings for capital purposes. Investment income, net of interest expense, excluding capital debt interest expense, decreased $13 million. Higher levels of short-term liquidity have been maintained throughout 2009 and into 2010 to provide additional flexibility to address our cash needs in view of changing financial market conditions. The need to hold higher levels of short-term liquidity, coupled with a portion of the proceeds from the sale at the end of 2009 of our minority joint venture interest in Wachovia Securities, will result in higher than historical levels of cash and short-term investments in Corporate and Other until such time as capital is deployed to our business segments or invested longer-term. We currently intend to use a portion of this cash and short-term investments to partially fund the purchase price related to our recently announced agreement to acquire AIG Star Life Insurance Co., AIG Edison Life Insurance Company and related entities from AIG. See “—Liquidity and Capital Resources” for additional details. Net investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase of substantially all of our convertible senior notes during 2009. Also contributing to the greater loss from corporate operations in the first nine months of 2010 compared to the prior year period are greater net charges from other corporate activities, primarily reflecting less favorable results from corporate hedging activities, including our foreign currency earnings program, and increased corporate advertising expenses.

Results from corporate operations pension income and employee benefits decreased $14 million. The decrease reflects increases in employee benefits costs partially offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $9 million, from $231 million in the first nine months of 2009 to $240 million in the first nine months of 2010.

Adjusted operating income of our real estate and relocation services business increased $76 million, from a loss of $54 million in the first nine months of 2009 to income of $22 million in the first nine months of 2010. The increase in adjusted operating income reflects higher transaction volume and higher average sales prices, as well as lower operating expenses in 2010 compared to the prior year period. In addition, results in the first nine months of 2009 include our share of the earnings from equity method investments, which included goodwill impairments recorded in 2009 within these entities.

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

As of September 30, 2010, the Company did not recognize a cumulative earnings policyholder dividend obligation since actual cumulative earnings were below the expected cumulative earnings by $64 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3.149 billion at September 30, 2010, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
U.S. GAAP results:
Revenues	$1,592	$1,548	$5,402	$3,513
Benefits and expenses	1,478	1,564	4,625	4,085

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$114	$(16)	$777	$(572)

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2010 to 2009 Three Month Comparison. Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures increased $130 million, from a loss of $16 million in the third quarter of 2009 to income of $114 million in the third quarter of 2010. Results for 2010 include an increase of $92 million in net realized investment gains (losses), from losses of $27 million in the third quarter of 2009 to gains of $65 million in the third quarter of 2010, primarily due to lower impairments and credit losses, as well as gains on sales of fixed maturities, partially offset by a net decrease in the market value of derivatives used in duration management programs. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, increased $12 million, primarily due to an increase in income on joint ventures and limited partnership investments accounted for under the equity method, partially offset by lower portfolio yields. In addition, dividends paid and accrued to policyholders decreased $59 million primarily due to a decrease in the 2010 dividend scale. In both the third quarter of 2010 and the third quarter of 2009, the cumulative earnings policyholder dividend obligation was zero, and therefore, did not impact earnings in either period. As noted above, as of September 30, 2010 actual cumulative earnings are below the expected cumulative earnings by $64 million. There will be no cumulative earnings policyholder dividend obligation until this amount is recovered. Without the benefit of the cumulative earnings policyholder dividend obligation, Closed Block Business earnings could continue to be volatile primarily due to changes in investment results.

2010 to 2009 Nine Month Comparison. Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures increased $1.349 billion, from a loss of $572 million in the first nine months of 2009 to income of $777 million in the first nine months of 2010. Results for 2010 include an increase of $2.079 billion in net realized investment gains (losses), from losses of $1.319 billion in the first nine months of 2009 to gains of $760 million in the first nine months of 2010, primarily due to lower impairments and credit losses, as well as a net increase in the market value of derivatives used in duration management programs. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, increased $51 million, primarily due to an increase in income on joint ventures and limited partnership investments accounted for under the equity method, partially offset by lower portfolio yields. In addition, dividends paid and accrued to policyholders decreased $184 million primarily due to a decrease in the 2010 dividend scale. In the first nine months of 2010, the cumulative earnings policyholder dividend obligation was zero, and did not impact earnings in the period, while the first nine months of 2009 reflected a benefit of $851 million from the change in the cumulative earnings policyholder dividend obligation.

Revenues

2010 to 2009 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $44 million, from $1.548 billion in the third quarter of 2009 to $1.592 billion in the third quarter of 2010, principally driven by the $92 million increase in net realized investment gains (losses) and an increase of $12 million in net investment income, as discussed above. Partially offsetting these items was a decline in premiums, with a related decrease in changes in reserves, primarily due to a lower amount of dividends available for policyholders to purchase additional insurance, as a result of the 2010 dividend scale reduction, and to a lesser extent, the expected in force decline as policies terminate.

2010 to 2009 Nine Month Comparison. Revenues increased $1.889 billion, from $3.513 billion in the first nine months of 2009 to $5.402 billion in the first nine months of 2010, principally driven by the $2.079 billion increase in net realized investment gains (losses) and an increase of $53 million in net investment income, as discussed above. Partially offsetting these items was a decline in premiums, with a related decrease in changes in reserves, primarily due to a lower amount of dividends available for policyholders to purchase additional insurance, as a result of the 2010 dividend scale reduction, and to a lesser extent, the expected in force decline as policies terminate.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $86 million, from $1.564 billion in the third quarter of 2009 to $1.478 billion in the third quarter of 2010. The decrease reflects a decline in dividends paid and accrued to policyholders of $59 million, primarily due to a decrease in the 2010 dividend scale. Policyholders’ benefits, including changes in reserves, decreased $28 million driven by a decline in premiums, as discussed above.

2010 to 2009 Nine Month Comparison. Benefits and expenses increased $540 million, from $4.085 billion in the first nine months of 2009 to $4.625 billion in the first nine months of 2010, primarily due to an $851 million reduction in the cumulative earnings policyholder dividend obligation during the first nine months of 2009. In the first nine months of 2010, there was no change in benefits and expenses from the cumulative earnings policyholder dividend obligation since actual cumulative earnings were below expected cumulative earnings. This increase was partially offset by a decrease in dividends paid and accrued to policyholders of $184 million, primarily due to a decrease in the 2010 dividend scale. Policyholders’ benefits, including changes in reserves, decreased $171 million driven by a decline in premiums, as discussed above.

Income Taxes

Our income tax provision amounted to an income tax expense of $520 million in the third quarter of 2010 compared to a benefit of $153 million in the third quarter of 2009. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the third quarter of 2009 to the third quarter of 2010. In addition, the income tax benefit in the third quarter of 2009 included a reduction to the liability for unrecognized tax benefits and interest of $156 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2003 tax year, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates. In addition, income tax expense in the third quarter of 2010 includes a charge of $12 million to reflect a portion of our compensation expense that would not be deductible pursuant to the new provision under the Healthcare Act.

Our income tax provision amounted to an income tax expense of $1,306 million in the first nine months of 2010 compared to a benefit of $318 million in the first nine months of 2009. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first nine months of 2009 to the first nine months of 2010. In addition, the income tax benefit in the first nine months of 2009 included a reduction to the liability for unrecognized tax benefits and interest of $307 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates. In addition, income tax expense for the first nine months of 2010 includes a charge for the reduction of deferred tax assets in the amount of $94 million related to the Medicare Part D subsidy and a charge of $12 million to reflect a portion of our compensation expense that would not be deductible pursuant to the new provision under the Healthcare Act.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $8 million and $0 million for the three months ended September 30, 2010 and 2009, respectively, and $6 million and $26 million for the nine months ended September 30, 2010 and 2009, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Property and Casualty insurance	$(27)	$1	$(30)	$3
Financial Advisory	(7)	22	(15)	(18)
Commercial mortgage securitization operations	0	0	0	(13)
Other	2	2	(1)	(3)

Total divested businesses excluded from adjusted operating income	$(32)	$25	$(46)	$(31)

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

Results for the three months ended September 30, 2010 and 2009 include the recognition of net investment gains of $388 million and $694 million, respectively, and for the nine months ended September 30, 2010 and 2009 include the recognition of net investment gains of $719 million and $1,525 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. In addition, results for the three months ended September 30, 2010 and 2009 include net investment losses of $50 million and gains of $13 million, respectively, and for the nine months ended September 30, 2010 and 2009 include net investment gains of $36 million and losses of $104 million, respectively, related to changes in the fair value of derivatives that support these experience-rated products. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended September 30, 2010 and 2009 include increases of $367 million and $458 million, respectively, and for the nine months ended September 30, 2010 and 2009 include increases of $831 million and $850 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Net investment gains net of the increase in contractholder liabilities due to these asset valuation changes resulted in net losses of $29 million and net gains of $249 million for the three months ended September 30, 2010 and 2009, respectively, and net losses of $76 million and net gains of $571 million for the nine months ended September 30, 2010 and 2009, respectively. This primarily reflects timing differences between the recognition of the interest-rate related mark-to-market adjustments and the recognition of the recovery of these mark-to-market adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities. Decreases to these contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $9 million and $49 million as of September 30, 2010 and 2009, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $37 million and $38 million, for the three months ended September 30, 2010 and 2009, respectively, and increases of $115 million and $78 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2010 and December 31, 2009, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 13 to the Unaudited Interim Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of September 30, 2010
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,466	$0	$		$5,466
Obligations of U.S. states and their political subdivisions	0	1,357	0			1,357
Foreign government bonds	0	49,130	16			49,146
Corporate securities	5	71,437	470			71,912
Asset-backed securities	0	5,546	1,320			6,866
Commercial mortgage-backed securities	0	8,294	143			8,437
Residential mortgage-backed securities	0	8,022	21			8,043

Subtotal	5	149,252	1,970			151,227
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	245	0			245
Obligations of U.S. states and their political subdivisions	0	175	0			175
Foreign government bonds	0	553	0			553
Corporate securities	0	10,407	42			10,449
Asset-backed securities	0	780	176			956
Commercial mortgage-backed securities	0	2,267	5			2,272
Residential mortgage-backed securities	0	1,275	19			1,294
Equity securities	794	231	4			1,029
Short-term investments and cash equivalents	624	153	0			777

Subtotal	1,418	16,086	246			17,750
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	244	0			244
Obligations of U.S. states and their political subdivisions	0	113	0			113
Foreign government bonds	2	24	0			26
Corporate securities	8	158	31			197
Asset-backed securities	0	605	55			660
Commercial mortgage-backed securities	0	84	18			102
Residential mortgage-backed securities	0	166	20			186
Equity securities	312	142	28			482
All other activity	91	11,249	203		(8,041)	3,502

Subtotal	413	12,785	355		(8,041)	5,512
Equity securities, available for sale	947	2,759	315			4,021
Commercial mortgage and other loans	0	89	308			397
Other long-term investments(4)	42	137	756			935
Short-term investments	2,952	1,444	0			4,396
Cash equivalents	1,839	5,750	0			7,589
Other assets	1,743	240	10			1,993

Subtotal excluding separate account assets	9,359	188,542	3,960		(8,041)	193,820
Separate account assets(3)	38,674	141,047	14,742			194,463

Total assets	$48,033	$329,589	$18,702		$(8,041)	$388,283

Future policy benefits	$0	$0	$1,291	$		$1,291
Long-term debt	0	0	0			0
Other liabilities	30	7,721	(2)		(7,060)	689

Total liabilities	$30	$7,721	$1,289		$(7,060)	$1,980

	Closed Block Business as of September 30, 2010
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,693	$0	$		$5,693
Obligations of U.S. states and their political subdivisions	0	680	0			680
Foreign government bonds	0	703	16			719
Corporate securities	0	28,801	267			29,068
Asset-backed securities	0	3,266	363			3,629
Commercial mortgage-backed securities	0	3,886	0			3,886
Residential mortgage-backed securities	0	2,284	3			2,287

Subtotal	0	45,313	649			45,962
Trading account assets supporting insurance liabilities	0	0	0			0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0			0
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	0	0	0			0
Corporate securities	0	124	0			124
Asset-backed securities	0	33	5			38
Commercial mortgage-backed securities	0	0	0			0
Residential mortgage-backed securities	0	0	0			0
Equity securities	2	0	0			2
All other activity	0	0	0		0	0

Subtotal	2	157	5		0	164
Equity securities, available for sale	3,057	162	32			3,251
Commercial mortgage and other loans	0	0	0			0
Other long-term investments	0	12	0			12
Short-term investments	1,028	3	0			1,031
Cash equivalents	128	810	0			938
Other assets	0	120	11			131

Subtotal excluding separate account assets	4,215	46,577	697		0	51,489
Separate account assets(3)	0	0	0			0

Total assets	$4,215	$46,577	$697		$0	$51,489

Future policy benefits	$0	$0	$0	$		$0
Long-term debt	0	0	0			0
Other liabilities	0	0	4		0	4

Total liabilities	$0	$0	$4		$0	$4

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 1% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.

	Financial Services Businesses as of December 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,623	$0	$		$4,623
Obligations of U.S. states and their political subdivisions	0	789	0			789
Foreign government bonds	0	41,326	31			41,357
Corporate securities	5	62,459	534			62,998
Asset-backed securities	0	2,895	3,753			6,648
Commercial mortgage-backed securities	0	7,051	305			7,356
Residential mortgage-backed securities	0	8,823	100			8,923

Subtotal	5	127,966	4,723			132,694
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	128	0			128
Obligations of U.S. states and their political subdivisions	0	31	0			31
Foreign government bonds	0	517	0			517
Corporate securities	0	9,419	83			9,502
Asset-backed securities	0	576	281			857
Commercial mortgage-backed securities	0	1,888	5			1,893
Residential mortgage-backed securities	0	1,412	20			1,432
Equity securities	700	232	3			935
Short-term investments and cash equivalents	338	387	0			725

Subtotal	1,038	14,590	392			16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	95	0			95
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	1	23	0			24
Corporate securities	16	187	34			237
Asset-backed securities	0	867	84			951
Commercial mortgage-backed securities	0	109	27			136
Residential mortgage-backed securities	0	146	12			158
Equity securities	306	136	24			466
All other activity	37	4,707	297		(4,242)	799

Subtotal	360	6,270	478		(4,242)	2,866
Equity securities, available for sale	854	2,589	367			3,810
Commercial mortgage and other loans	0	114	338			452
Other long-term investments	36	5	498			539
Short-term investments	2,544	2,510	0			5,054
Cash equivalents	5,502	3,939	0			9,441
Other assets	2,391	62	16			2,469

Subtotal excluding separate account assets	12,730	158,045	6,812		(4,242)	173,345
Separate account assets(3)	33,641	127,381	13,052			174,074

Total assets	$46,371	$285,426	$19,864		$(4,242)	$347,419

Future policy benefits	$0	$0	$55	$		$55
Long-term debt	0	0	429			429
Other liabilities	0	4,764	6		(3,841)	929

Total liabilities	$0	$4,764	$490		$(3,841)	$1,413

	Closed Block Business as of December 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$3,645	$0	$		$3,645
Obligations of U.S. states and their political subdivisions	0	586	0			586
Foreign government bonds	0	681	16			697
Corporate securities	0	27,335	368			27,703
Asset-backed securities	0	980	2,610			3,590
Commercial mortgage-backed securities	0	3,662	0			3,662
Residential mortgage-backed securities	0	2,644	4			2,648

Subtotal	0	39,533	2,998			42,531
Trading account assets supporting insurance liabilities	0	0	0			0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0			0
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	0	0	0			0
Corporate securities	0	122	0			122
Asset-backed securities	0	27	13			40
Commercial mortgage-backed securities	0	0	0			0
Residential mortgage-backed securities	0	0	0			0
Equity Securities	5	0	0			5
All other activity	0	0	0		0	0

Subtotal	5	149	13		0	167
Equity securities, available for sale	2,901	158	26			3,085
Commercial mortgage and other loans	0	0	0			0
Other long-term investments	0	61	0			61
Short-term investments	1,017	321	0			1,338
Cash equivalents	169	529	0			698
Other assets	0	114	11			125

Subtotal excluding separate account assets	4,092	40,865	3,048		0	48,005
Separate account assets(3)	0	0	0			0

Total assets	$4,092	$40,865	$3,048		$0	$48,005

Future policy benefits	$0	$0	$0	$		$0
Long-term debt	0	0	0			0
Other liabilities	0	0	0		0	0

Total liabilities	$0	$0	$0		$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 6% and 6% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 4% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment depending on market conditions, as the ability to value assets and liabilities can be significantly impacted by a decrease in market activity or a lack of transactions executed in an orderly manner. For a description of the key estimates and assumptions used in our determination of fair value, see Note 13 to the Unaudited Interim Consolidated Financial Statements. The following sections provide additional information regarding certain assets and liabilities of our Financial Services Businesses and our Closed Block Business which are valued using Level 3 inputs and could have a significant impact on our results of operations. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is primarily borne by our customers and policyholders.

Fixed Maturity and Equity Securities

Public fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally developed valuations or non-binding broker quotes. Despite the dislocated markets and low levels of liquidity in recent years, except for our asset-backed securities collateralized by sub-prime mortgages as discussed below, the pricing we received from independent pricing services was not materially different from our internal estimates of current market value for the remainder of our public fixed maturity portfolio. As a result, for public fixed maturity securities we generally continued to use the price provided by the independent pricing services under our normal pricing protocol. Securities with prices based on validated quotes from pricing services are generally reflected within Level 2. For certain private fixed maturity and equity securities, the discounted cash flow or other valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy.

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

Beginning in the second quarter of 2010, we observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing we received from independent pricing services was not materially different from our internal estimates of current market value for these securities. As a result, where third party pricing information based on the observable inputs was used to fair value the security, and based on the assessment that the market has been increasingly active, we have reported the fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 since June 30, 2010. As of September 30, 2010, the fair values of these securities included in Level 2 were $4,839 million. Transfers out of Level 3 into Level 2 totaled $5,196 million for the nine months ended September 30, 2010 relating to this change.

Excluding these asset-backed securities collateralized by sub-prime mortgages, Level 3 fixed maturity securities included approximately $1.8 billion as of September 30, 2010 and $1.1 billion as of December 31, 2009 of public fixed maturities, with values primarily based on non-binding broker-quotes, and approximately $1.2 billion as of September 30, 2010 and $1.5 billion as of December 31, 2009 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.4 billion as of both September 30, 2010 and December 31, 2009. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds are offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair valued and therefore is not included in fair value reporting above. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have also been included within Level 3 in our fair value hierarchy. Investments in these funds included in Level 3 totaled approximately $0.2 billion as of September 30, 2010.

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

The bid-ask spreads for OTC derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2, thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. OTC derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $197 million and $2 million, respectively, as of September 30, 2010 and $288 million and $6 million, respectively, as of December 31, 2009, without giving consideration to the impact of netting.

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

We are also required to incorporate the market-perceived risk of our own non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the financial strength ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivative liabilities. The additional spread over LIBOR rates incorporated into the discount rate as of September 30, 2010 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities. For September 30, 2010, our adjustment for the market’s perception of our non-performance risk resulted in a $2,125 million decrease to the embedded derivative liability for the Individual Annuities segment reflecting the additional spread over LIBOR we incorporated into the discount rate used in the valuations of the embedded derivative liabilities. For December 31, 2009, our adjustment for the market’s perception of our non-performance risk resulted in a $312 million decrease to the embedded derivative liability for the Individual Annuities segment. The increase in the adjustment for the market’s perception of our non-performance risk from December 31, 2009 to September 30, 2010 was driven by an increase in the value of the underlying embedded derivative liability as well as an increase in the additional spread over LIBOR used in the valuation.

The change in fair value of the GMAB, GMWB and GMIWB resulted in an increase in the total liability of $1,236 million, from $55 million as of December 31, 2009 to $1,291 million as of September 30, 2010. This increase primarily reflects an increase in future expected benefit payments, primarily resulting from an annual review and update of actuarial assumptions used in the valuation of the liability which increased the liability by $902 million, primarily from a reduction in the expected lapse rate assumption. The increase in future expected benefit payments is also the result of adverse changes to significant capital market inputs, partially offset by the update of the market-perceived risk of our own non-performance discussed above. These changes were significantly offset by increased amortization of deferred policy acquisition and other costs, and changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity other-than-temporary impairments, see “—General Account Investments—Fixed Maturity Securities—Other-Than-Temporary Impairments of Fixed Maturity Securities” below. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording equity impairments, see “—General Account Investments—Equity Securities—Other-Than-Temporary Impairments of Equity Securities”. For further discussion of our policy regarding commercial mortgage and other loans, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

The level of other-than-temporary impairments generally reflects economic conditions and is generally expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. However, as discussed in more detail below, certain of the other-than-temporary impairments recognized for the three months ended September 30, 2010 were primarily related to foreign currency translation losses related to foreign denominated securities that are approaching maturity. For the nine months ended September 30, 2010, other-than-temporary impairments were primarily related to Japanese commercial-mortgage backed securities and asset-backed securities collateralized by sub-prime mortgages that reflect adverse financial conditions of the respective issuers, as well as foreign currency translation losses related to foreign denominated securities that are approaching maturity. Other-than-temporary impairments for the three months and nine months ended September 30, 2009 related to asset-backed securities collateralized by sub-prime mortgages and reflect the overall deterioration of the U.S. housing market.

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

We use interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based and interest rate derivatives to hedge risks embedded in some of our annuity products. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way. Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income.

Adjusted operating income generally excludes “Realized investment gains (losses), net,” subject to certain exceptions (realized investment gains or losses within certain of our businesses for which such gains or losses are a principal source of earnings and those associated with terminating hedges of foreign currency earnings and current period yield adjustments) and related charges and adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(36)	$(417)	$1,444	$(1,258)
Closed Block Business	65	(27)	760	(1,319)

Consolidated realized investment gains (losses), net	$29	$(444)	$2,204	$(2,577)

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities	$(10)	$(236)	$(287)	$(790)
Equity securities	3	(39)	3	(419)
Commercial mortgage and other loans	39	(116)	32	(376)
Derivative instruments	(69)	(26)	1,713	354
Other	1	0	(17)	(27)

Total	(36)	(417)	1,444	(1,258)
Related adjustments(1)	196	11	37	157

Realized investment gains (losses), net, and related adjustments	$160	$(406)	$1,481	$(1,101)

Related charges(2)	$118	$29	$(641)	$(561)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities	$92	$(72)	$124	$(369)
Equity securities	26	(84)	125	(523)
Commercial mortgage and other loans	5	(8)	19	(76)
Derivative instruments	(53)	149	495	(303)
Other	(5)	(12)	(3)	(48)

Total	$65	$(27)	$760	$(1,319)

(1)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those within certain of our businesses for which such gains (losses) are a principal source of earnings. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure, realized and unrealized gains and losses on certain general account investments classified as “other trading account assets,” as well as counterparty credit losses on derivative positions. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(2)	Reflects charges that are related to realized investment gains (losses), net, and excluded from adjusted operating income, as described more fully in Note 11 to the Unaudited Interim Consolidated Financial Statements.

2010 to 2009 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the third quarter of 2010 were $36 million, compared to net realized investment losses of $417 million in the third quarter of 2009.

Net realized losses on fixed maturity securities were $10 million in the third quarter of 2010, compared to net realized losses of $236 million in the third quarter of 2009, as set forth in the following table:

	Three Months Ended September 30,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$106	$107
Private bond prepayment premiums	8	12

Total gross realized investment gains	114	119

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(78)	(267)
Gross losses on sales and maturities(1)	(39)	(63)
Credit related losses on sales	(7)	(25)

Total gross realized investment losses	(124)	(355)

Realized investment gains (losses), net-Fixed Maturity Securities	$(10)	$(236)

Net gains (losses) on sales and maturities-Fixed Maturity Investments(1)	$67	$44

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $67 million in the third quarter of 2010, and were primarily due to sales within our Retirement segment. None of the net gains on sales and maturities in the third quarter of 2010 were related to asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities of $44 million in the third quarter of 2009 were primarily due to sales within our Individual Annuities and Retirement segments and sales of government bonds in our Gibraltar Life operations. Sales of fixed maturity securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. None of the gross losses on sales and maturities in the third quarter of 2009 were related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2010 and 2009.

Net realized gains on equity securities were $3 million in the third quarter of 2010. Net trading gains on sales of equity securities were $9 million, partially offset by other-than-temporary impairments of $6 million. Net realized losses on equity securities were $39 million in the third quarter of 2009, including other-than-temporary impairments of $62 million, partially offset by net trading gains on sales of equity securities of $23 million. Net trading gains were primarily due to sales within our International Insurance segment. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2010 and 2009.

Net realized gains on commercial mortgage and other loans in the third quarter of 2010 were $39 million primarily related to a net decrease in the loan loss reserve of $21 million and mark-to-market gains on our interim loan portfolio within our commercial mortgage operations. Net losses on commercial mortgage and other loans in the third quarter of 2009 were $116 million primarily related to the net increase in the loan loss reserve of $91 million and losses in our divested commercial mortgage securitization operations. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $69 million in the third quarter of 2010, compared to net realized losses of $26 million in the third quarter of 2009. The net derivative losses in the third quarter of 2010 primarily reflect net losses of $149 million on currency forward contracts used to hedge the future income of non-U.S. businesses and net derivative losses of $64 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened. Also contributing to these losses are net derivative losses of $99 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Partially offsetting these losses were net mark-to-market gains of $240 million on interest rate derivatives primarily used to manage duration as interest rates declined. The net derivative losses in the third quarter of 2009 primarily reflect net losses of $228 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to the net derivative losses in the third quarter of 2009 were net mark-to-market losses of $156 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar. Partially offsetting these losses were net mark-to-market gains of $201 million on interest rate derivatives used to manage duration as interest rates declined and gains of $143 million on embedded derivatives associated with certain externally managed investments in the European market.

During the third quarter of 2010, we recorded other-than-temporary impairments of $84 million in earnings, compared to total other-than-temporary impairments of $335 million recorded in earnings in the third quarter of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$66	$244
Private fixed maturity securities	12	23

Total fixed maturity securities	78	267
Equity securities	6	62
Other invested assets(2)	0	6

Total	$84	$335

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended September 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$17	$14	$31
Due to other accounting guidelines(3)	0	47	47

Total	$17	$61	$78

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis or amounts related to foreign currency translation losses for securities approaching maturity.

	Three Months Ended September 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$147	$57	$204
Due to other accounting guidelines(3)	2	61	63

Total	$149	$118	$267

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the third quarter of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the services, manufacturing, and finance sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold U.S. dollar-denominated investments which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments would be recorded in earnings. As of September 30, 2010, gross unrealized losses related to those securities maturing between October 1, 2010 and December 31, 2012 are $199 million. Based on September 30, 2010 fair values, absent a change in currency rates, impairments of approximately $20 million would be recorded in earnings over the remaining 3 months of 2010 and approximately $149 million in 2011. During the third quarter of 2010, we recorded other-than-temporary impairments of $44 million in earnings related to unrealized foreign currency translation losses that are approaching maturity. Fixed maturity other-than-temporary impairments in the third quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance and manufacturing sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the third quarter of 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater. Equity security other-than-temporary impairments in the third quarter of 2009 were primarily in our Japanese insurance operations’ equity portfolios and were driven by circumstances where the decline in value was maintained for one year or greater or where we intended to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the third quarter of 2010 were $65 million, compared to net realized investment losses of $27 million in the third quarter of 2009.

Net realized gains on fixed maturity securities were $92 million in the third quarter of 2010, compared to net realized losses of $72 million in the third quarter of 2009, as set forth in the following table:

	Three Months Ended September 30,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$96	$24
Private bond prepayment premiums	8	7

Total gross realized investment gains	104	31

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(12)	(93)
Gross losses on sales and maturities(1)	0	(10)
Credit related losses on sales	0	0

Total gross realized investment losses	(12)	(103)

Realized investment gains (losses), net-Fixed Maturity Securities	$92	$(72)

Net gains (losses) on sales and maturities-Fixed Maturity Investments(1)	$96	$14

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $96 million in the third quarter of 2010 were primarily due to total return driven trading. Gross losses on sales and maturities of fixed maturity securities were $0 million in the third quarter of 2010 compared to losses of $10 million in the third quarter of 2009. There were no sales or maturities related to asset-backed securities collateralized by sub-prime mortgages in the third quarter of 2010. Net trading gains on sales and maturities of fixed maturity securities of $14 million in the third quarter of 2009 were primarily due to sales. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2010 and 2009.

Net realized gains on equity securities were $26 million in the third quarter of 2010. Net trading gains on sales of equity securities were $45 million, partially offset by other-than-temporary impairments of $19 million. Net realized losses on equity securities were $84 million in the third quarter of 2009, of which other-than-temporary impairments were $161 million, partially offset by net trading gains on sales of equity securities of $77 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2010 and 2009.

Net realized gains on commercial mortgage and other loans in the third quarter of 2010 were $5 million related to a net decrease in the loan loss reserve. Commercial mortgage and other loans net losses in the third quarter of 2009 were $8 million related to a net increase in the loan loss reserve. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $53 million in the third quarter of 2010, compared to net realized gains of $149 million in the third quarter of 2009. Derivative losses in the third quarter of 2010 primarily reflect net derivative losses of $147 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened. Partially offsetting these losses were net mark-to-market gains of $95 million on interest rate derivatives primarily used to manage duration as interest rates declined. Derivative gains in the third quarter of 2009 primarily reflect net mark-to-market gains of $193 million on interest rate derivatives used to manage duration and net gains of $29 million on embedded derivatives associated with certain externally managed investments in the European market. Partially offsetting these gains were net losses of $71 million related to currency derivatives used to hedge foreign denominated investments.

Net realized losses on other investments were $5 million in the third quarter of 2010, which included $4 million of trading losses related to the sale of investments and $1 million of other-than-temporary impairments on joint venture and partnership investments. Net realized losses on other investments were $12 million in the third quarter of 2009, of which $13 million was related to other-than-temporary impairments on joint venture and partnership investments.

During the third quarter of 2010, we recorded other-than-temporary impairments of $32 million in earnings, compared to other-than-temporary impairments of $267 million recorded in earnings in the third quarter of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$11	$90
Private fixed maturity securities	1	3

Total fixed maturity securities	12	93
Equity securities	19	161
Other invested assets(2)	1	13

Total	$32	$267

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended September 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$7	$3	$10
Due to other accounting guidelines(3)	0	2	2

Total	$7	$5	$12

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Three Months Ended September 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$70	$17	$87
Due to other accounting guidelines(3)	2	4	6

Total	$72	$21	$93

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the third quarter of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the third quarter of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the finance and manufacturing sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the third quarter of 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater. Equity security other-than-temporary impairments in the third quarter of 2009 were primarily driven by overall declines in the equity markets.

2010 to 2009 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first nine months of 2010 were $1,444 million, compared to net realized investment losses of $1,258 million in the first nine months of 2009.

Net realized losses on fixed maturity securities were $287 million in the first nine months of 2010, compared to net realized losses of $790 million in the first nine months of 2009, as set forth in the following table:

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$272	$620
Private bond prepayment premiums	16	13

Total gross realized investment gains	288	633

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(417)	(1,018)
Gross losses on sales and maturities(1)	(127)	(313)
Credit related losses on sales	(31)	(92)

Total gross realized investment losses	(575)	(1,423)

Realized investment gains (losses), net-Fixed Maturity Securities	$(287)	$(790)

Net gains (losses) on sales and maturities-Fixed Maturity Investments(1)	$145	$307

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first nine months of 2010 were $145 million primarily due to sales within our Individual Annuities and Retirement segments. Net trading gains on sales and maturities of fixed maturity securities of $307 million in the first nine months of 2009 were primarily due to sales within our Individual Annuities segment from transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products and sales of government bonds in our Gibraltar Life and Japanese Life Planner operations. Net gains on sales and maturities in the first nine months of 2010 included $2 million related to asset-backed securities collateralized by sub-prime mortgages. None of the gross losses on sales and maturities in the first nine months of 2009 were related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2010 and 2009.

Net realized gains on equity securities were $3 million in the first nine months of 2010. Net trading gains on sale of equity securities were $80 million, related to private equity sales within our Corporate and Other operations, partially offset by other-than-temporary equity security impairments of $77 million. Net realized losses on equity securities were $419 million in the first nine months of 2009, of which other-than-temporary impairments were $379 million and net trading losses on sales of equity securities were $40 million. Net trading losses in the first nine months of 2009 were primarily due to sales within our Gibraltar Life operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2010 and 2009.

Net realized gains on commercial mortgage and other loans in the first nine months of 2010 were $32 million primarily related to a net decrease in the loan loss reserve of $85 million, partially offset by mark-to-market net losses on our interim loan portfolio within our commercial mortgage operations. Commercial mortgage and other loans net losses in the first nine months of 2009 of $376 million were primarily related to a net increase in the loan loss reserve of $302 million and mark-to-market net losses on mortgage loans within our divested commercial mortgage securitization operations. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $1,713 million in the first nine months of 2010, compared to net realized gains of $354 million in the first nine months of 2009. The net derivative gains in the first nine months of 2010 primarily reflect net gains of $1,037 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to these gains are net derivative gains of $731 million on interest rate derivatives used to manage duration as interest rates declined and net gains of $86 million on currency derivatives used to hedge foreign denominated investments. Partially offsetting these gains were net losses of $234 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan. The net derivative gains in the first nine months of 2009 primarily reflect net gains of $630 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to the net derivative gains in the first nine months of 2009 were gains of $148 million on embedded derivatives associated with certain externally managed investments in the European market. Partially offsetting these gains were net mark-to-market losses of $309 million on interest rate derivatives used to manage duration and net losses of $118 million on currency derivatives used to hedge foreign denominated investments.

Net realized losses on other investments were $17 million in the first nine months of 2010, which included $27 million of other other-than-temporary impairments on joint venture and partnership investments. Net realized losses on other investments were $27 million in the first nine months of 2009, which included $34 million of other-than-temporary impairments on joint venture and partnership investments.

During the first nine months of 2010 we recorded other-than-temporary impairments of $521 million in earnings, compared to total other-than-temporary impairments of $1,431 million recorded in earnings in the first nine months of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$289	$898
Private fixed maturity securities	128	120

Total fixed maturity securities	417	1,018
Equity securities	77	379
Other invested assets(2)	27	34

Total	$521	$1,431

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$96	$168	$264
Due to other accounting guidelines(3)	9	144	153

Total	$105	$312	$417

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis and amounts related to foreign currency translation losses for securities approaching maturity.

	Nine Months Ended September 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$584	$292	$876
Due to other accounting guidelines(3)	14	128	142

Total	$598	$420	$1,018

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first nine months of 2010 were concentrated in Japanese commercial mortgage-backed securities, asset-backed securities collateralized by sub-prime mortgages, and the services sector of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold U.S. dollar-denominated investments which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments would be recorded in earnings. As of September 30, 2010, gross unrealized losses related to those securities, maturing between October 1, 2010 and December 31, 2012 are $199 million. Based on September 30, 2010 fair values, absent a change in currency rates, impairments of approximately $20 million would be recorded in earnings over the remaining three months of 2010 and approximately $149 million in 2011. During the first nine months of 2010 we recorded other-than-temporary impairments of $122 million related to unrealized foreign currency translation losses that are approaching maturity. Fixed maturity other-than-temporary impairments in the first nine months of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first nine months of 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security. Equity security other-than-temporary impairments in the first nine months of 2009 were primarily driven by overall declines in the Japanese equity markets and losses in our mutual fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate owned life insurance.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first nine months of 2010 were $760 million, compared to net realized investment losses of $1,319 million in the first nine months of 2009.

Net realized gains on fixed maturity securities were $124 million in the first nine months of 2010, compared to net realized losses of $369 million in the first nine months of 2009, as set forth in the following table:

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Realized investment gains (losses)—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$185	$137
Private bond prepayment premiums	12	9

Total gross realized investment gains	197	146

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(66)	(446)
Gross losses on sales and maturities(1)	(6)	(64)
Credit related losses on sales	(1)	(5)

Total gross realized investment losses	(73)	(515)

Realized investment gains (losses), net-Fixed Maturity Securities	$124	$(369)

Net gains (losses) on sales and maturities-Fixed Maturity Investments(1)	$179	$73

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $179 million in the first nine months of 2010 were primarily due to total return driven trading. Gross losses on sales and maturities of fixed maturity securities were $6 million in the first nine months of 2010 compared to losses of $64 million in the first nine months of 2009. There were $3 million of net gains on sales or maturities related to asset-backed securities collateralized by sub-prime mortgages in the first nine months of 2010. Net trading gains on sales and maturities of fixed maturity securities of $73 million in the first nine months of 2009 were primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2010 and 2009.

Net realized gains on equity securities were $125 million in the first nine months of 2010. Net trading gains on sales of equity securities were $149 million, partially offset by other-than-temporary impairments of $24 million. Net realized losses on equity securities were $523 million in the first nine months of 2009, of which other-than-temporary impairments were $600 million, partially offset by net trading gains on sales of equity securities of $77 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2010 and 2009.

Net realized gains on commercial mortgage and other loans of $19 million in the first nine months of 2010 were primarily related to a net decrease in the loan loss reserve of $24 million. Net realized losses on commercial mortgage and other loans were $76 million in the first nine months of 2009 related to the net increase in the loan loss reserve. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $495 million in the first nine months of 2010, compared to net realized losses of $303 million in the first nine months of 2009. Derivative gains in the first nine months of 2010 primarily reflect net mark-to-market gains of $408 million on interest rate derivatives used to manage duration as interest rates declined and net derivative gains of $76 million on currency derivatives used to hedge foreign denominated investments. Derivative losses in the first nine months of 2009 primarily reflect net mark-to-market losses of $201 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio and net losses of $153 million related to currency derivatives used to hedge foreign denominated investments. For information regarding our methodology for determining the fair value of our derivative instruments, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Valuation of Derivative Instruments.”

Net realized losses on other investments were $3 million in the first nine months of 2010, which included $6 million of other-than-temporary impairments on joint venture and partnership investments. Net realized losses on other investments were $48 million in the first nine months of 2009 which included $51 million of other-than-temporary impairments in joint venture and partnership investments.

During the first nine months of 2010, we recorded other-than-temporary impairments of $96 million in earnings, compared to other-than-temporary impairments of $1,097 million recorded in earnings in the first nine months of 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$56	$411
Private fixed maturity securities	10	35

Total fixed maturity securities	66	446
Equity securities	24	600
Other invested assets(2)	6	51

Total	$96	$1,097

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$39	$21	$60
Due to other accounting guidelines(3)	0	6	6

Total	$39	$27	$66

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

	Nine Months Ended September 30, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$270	$167	$437
Due to other accounting guidelines(3)	3	6	9

Total	$273	$173	$446

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first nine months of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the services sector of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the first nine months of 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first nine months of 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater. Equity security other-than-temporary impairments in the first nine months of 2009 were primarily driven by overall declines in the equity markets.

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

	September 30, 2010
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$126,185	$31,205	$157,390	56.8%
Public, held to maturity, at amortized cost	3,975	0	3,975	1.5
Private, available for sale, at fair value	23,015	14,757	37,772	13.6
Private, held to maturity, at amortized cost	1,258	0	1,258	0.5
Trading account assets supporting insurance liabilities, at fair value	17,750	0	17,750	6.4
Other trading account assets, at fair value	1,281	164	1,445	0.5
Equity securities, available for sale, at fair value	4,010	3,251	7,261	2.6
Commercial mortgage and other loans, at book value	22,017	8,458	30,475	11.0
Policy loans, at outstanding balance	5,147	5,397	10,544	3.8
Other long-term investments(1)	2,933	1,558	4,491	1.6
Short-term investments(2)	3,657	1,031	4,688	1.7

Total general account investments	211,228	65,821	277,049	100.0%

Invested assets of other entities and operations(3)	10,346	0	10,346

Total investments	$221,574	$65,821	$287,395

	December 31, 2009
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$111,268	$29,537	$140,805	55.7%
Public, held to maturity, at amortized cost	4,009	0	4,009	1.6
Private, available for sale, at fair value	19,424	12,994	32,418	12.8
Private, held to maturity, at amortized cost	1,111	0	1,111	0.5
Trading account assets supporting insurance liabilities, at fair value	16,020	0	16,020	6.3
Other trading account assets, at fair value	1,616	167	1,783	0.7
Equity securities, available for sale, at fair value	3,798	3,085	6,883	2.7
Commercial mortgage and other loans, at book value	21,281	8,363	29,644	11.7
Policy loans, at outstanding balance	4,728	5,418	10,146	4.0
Other long-term investments(1)	2,811	1,545	4,356	1.7
Short-term investments(2)	4,302	1,338	5,640	2.3

Total general account investments	190,368	62,447	252,815	100.0%

Invested assets of other entities and operations(3)	7,737	0	7,737

Total investments	$198,105	$62,447	$260,552

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Short-term investments have virtually no sub-prime exposure.
(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of September 30, 2010, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The increase in general account investments attributable to the Financial Services Businesses in the first nine months of 2010 was primarily a result of a net increase in fair value driven by a decrease in risk free rates, portfolio growth as a result of reinvestment of net investment income and the impact of changes in foreign currency exchange rates. The increase in general account investments attributable to the Closed Block Business in the first nine months of 2010 was primarily due to portfolio growth as a result of reinvestment of net investment income and a net increase in fair value driven by a decrease in risk free rates, partially offset by net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 38% and 36%, of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of September 30, 2010 and December 31, 2009, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2010	December 31, 2009
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$59,769	$50,476
Public, held to maturity, at amortized cost	3,975	4,009
Private, available for sale, at fair value	3,242	2,692
Private, held to maturity, at amortized cost	1,258	1,111
Trading account assets supporting insurance liabilities, at fair value	1,376	1,236
Other trading account assets, at fair value	732	804
Equity securities, available for sale, at fair value	1,544	1,508
Commercial mortgage and other loans, at book value	4,016	3,675
Policy loans, at outstanding balance	2,011	1,760
Other long-term investments(1)	1,685	1,524
Short-term investments	290	313

Total Japanese general account investments(2)	$79,898	$69,108

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of September 30, 2010, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, is approximately 12 years. The increase in general account investments related to our Japanese insurance operations in the first nine months of 2010 is primarily attributable to the impact of changes in foreign currency exchange rates, portfolio growth as a result of business inflows, reinvestment of net investment income and a net increase in fair value driven by a decrease in risk free rates.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of September 30, 2010, our Japanese insurance operations had $17.9 billion, at fair value, of investments denominated in U.S. dollars, including $0.7 billion that were hedged to yen through third party derivative contracts and $10.3 billion that support liabilities denominated in U.S. dollars. As of December 31, 2009, our Japanese insurance operations had $14.8 billion, at fair value, of investments denominated in U.S. dollars, including $0.5 billion that were hedged to yen through third party derivative contracts and $7.4 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account for the periods indicated.

	Three Months Ended September 30, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.29%	$1,501	5.82%	$582	4.63%	$2,083
Trading account assets supporting insurance liabilities	4.48	192	0.00	0	4.48	192
Equity securities	6.48	55	2.25	16	4.58	71
Commercial mortgage and other loans	6.02	325	6.70	140	6.21	465
Policy loans	5.10	64	6.21	83	5.67	147
Short-term investments and cash equivalents	0.34	10	0.66	1	0.35	11
Other investments	5.05	51	6.03	28	5.36	79

Gross investment income before investment expenses	4.34	2,198	5.77	850	4.66	3,048
Investment expenses	(0.13)	(53)	(0.24)	(37)	(0.15)	(90)

Investment income after investment	4.21%	2,145	5.53%	813	4.51%	2,958

Investment results of other entities and operations(2)		60		0		60

Total investment income		$2,205		$813		$3,018

	Three Months Ended September 30, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.43%	$1,407	5.87%	$583	4.77%	$1,990
Trading account assets supporting insurance liabilities	4.86	185	0.00	0	4.86	185
Equity securities	7.40	62	2.74	18	5.36	80
Commercial mortgage and other loans	5.69	308	6.50	139	5.92	447
Policy loans	5.10	57	6.42	86	5.82	143
Short-term investments and cash equivalents	0.38	13	1.45	5	0.46	18
Other investments	3.60	43	0.86	4	2.87	47

Gross investment income before investment expenses	4.40	2,075	5.65	835	4.70	2,910
Investment expenses	(0.13)	(52)	(0.22)	(34)	(0.15)	(86)

Investment income after investment expenses	4.27%	2,023	5.43%	801	4.55%	2,824

Investment results of other entities and operations(2)		30		0		30

Total investment income		$2,053		$801		$2,854

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The increase in net investment income yield attributable to the Closed Block Business for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily due to investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets, partially offset by the impact of lower interest rates on floating rate fixed maturity investments, due to rate resets, as well as lower fixed maturity reinvestment rates and lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account, for the periods indicated.

	Nine Months Ended September 30, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.31%	$4,395	5.91%	$1,748	4.67%	$6,143
Trading account assets supporting insurance liabilities	4.53	562	0.00	0	4.53	562
Equity securities	6.56	164	2.69	55	4.82	219
Commercial mortgage and other loans	5.89	927	6.63	405	6.10	1,332
Policy loans	4.93	178	6.35	251	5.67	429
Short-term investments and cash equivalents	0.30	27	0.50	4	0.30	31
Other investments	4.25	131	4.69	62	4.38	193

Gross investment income before investment expenses	4.34	6,384	5.81	2,525	4.67	8,909
Investment expenses	(0.13)	(153)	(0.24)	(106)	(0.15)	(259)

Investment income after investment expenses	4.21%	6,231	5.57%	2,419	4.52%	8,650

Investment results of other entities and operations(2)		156		0		156

Total investment income		$6,387		$2,419		$8,806

	Nine Months Ended September 30, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.55%	$4,250	6.02%	$1,788	4.90%	$6,038
Trading account assets supporting insurance liabilities	5.20	560	0.00	0	5.20	560
Equity securities	6.42	175	2.90	60	4.91	235
Commercial mortgage and other loans	5.76	925	6.54	415	5.98	1,340
Policy loans	5.11	165	6.46	257	5.85	422
Short-term investments and cash equivalents	0.61	56	3.56	29	0.82	85
Other investments	3.70	121	(5.57)	(76)	0.97	45

Gross investment income before investment expenses	4.52	6,252	5.59	2,473	4.78	8,725
Investment expenses	(0.14)	(155)	(0.22)	(107)	(0.16)	(262)

Investment income after investment expenses	4.38%	6,097	5.37%	2,366	4.62%	8,463

Investment results of other entities and operations(2)		71		0		71

Total investment income		$6,168		$2,366		$8,534

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

See below for a discussion of the change in the Financial Services Businesses’ yields. The increase in net investment income yield attributable to the Closed Block Business for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets, partially offset by the impact of lower interest rates on floating rate fixed maturity investments, due to rate resets, as well as lower fixed maturity reinvestment rates and lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Businesses general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.48%	$1,056	5.58%	$1,016
Trading account assets supporting insurance liabilities	4.63	183	5.06	178
Equity securities	9.05	42	10.01	44
Commercial mortgage and other loans	6.33	281	5.89	265
Policy loans	5.88	45	5.91	41
Short-term investments and cash equivalents	0.37	9	0.33	10
Other investments	2.36	10	1.66	13

Gross investment income before investment expenses	5.13	1,626	5.14	1,567
Investment expenses	(0.11)	(25)	(0.12)	(25)

Investment income after investment expenses	5.02%	1,601	5.02%	1,542

Investment results of other entities and operations(2)		60		30

Total investment income		$1,661		$1,572

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio for the three months ended September 30, 2010, is consistent with the net investment income yield for the three months ended September 30, 2009. Favorable earnings on joint ventures and limited partnerships, driven by appreciation and gains on underlying assets, was offset by a decrease in fixed maturity yields, which was primarily a result of lower interest rates on floating rate fixed maturity investments due to rate resets and lower fixed maturity reinvestment rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Businesses’ general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.53%	$3,127	5.71%	$3,134
Trading account assets supporting insurance liabilities	4.73	540	5.45	542
Equity securities	9.61	130	10.04	128
Commercial mortgage and other loans	6.17	799	5.93	800
Policy loans	5.63	126	5.85	120
Short-term investments and cash equivalents	0.30	24	0.62	48
Other investments	2.98	41	1.32	23

Gross investment income before investment expenses	5.14	4,787	5.32	4,795
Investment expenses	(0.11)	(71)	(0.13)	(77)

Investment income after investment expenses	5.03%	4,716	5.19%	4,718

Investment results of other entities and operations(2)		156		71

Total investment income		$4,872		$4,789

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account excluding the Japanese operations’ portfolio for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments due to rate resets, partially offset by favorable joint venture and limited partnership earnings driven by appreciation on the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.83%	$445	2.87%	$391
Trading account assets supporting insurance liabilities	2.64	9	2.42	7
Equity securities	3.33	13	4.53	18
Commercial mortgage and other loans	4.59	44	4.71	43
Policy loans	3.86	19	3.74	16
Short-term investments and cash equivalents	0.19	1	0.61	3
Other investments	7.18	41	6.96	30

Gross investment income before investment expenses	3.02	572	3.06	508
Investment expenses	(0.15)	(28)	(0.15)	(27)

Total investment income	2.87%	$544	2.91%	$481

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The decrease in yield on the Japanese insurance portfolio for the three months ended September 30, 2010 is primarily attributable to lower fixed maturity reinvestment rates and a lower short-term interest rate environment both in the U.S. and Japan. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2010, and 2009, was approximately $12.1 billion and $10.1 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.79%	$1,268	2.89%	$1,116
Trading account assets supporting insurance liabilities	2.27	22	2.15	18
Equity securities	2.97	34	3.25	47
Commercial mortgage and other loans	4.61	128	4.84	125
Policy loans	3.80	52	3.81	45
Short-term investments and cash equivalents	0.26	3	0.57	8
Other investments	5.28	90	6.48	98

Gross investment income before investment expenses	2.93	1,597	3.06	1,457
Investment expenses	(0.15)	(82)	(0.16)	(78)

Total investment income	2.78%	$1,515	2.90%	$1,379

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The decrease in yield on the Japanese insurance portfolio for the nine months ended September 30, 2010 is primarily attributable to lower fixed maturity reinvestment rates and a lower short-term interest rate environment both in the U.S. and Japan as well less favorable results in joint ventures and limited partnerships. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the nine months ended September 30, 2010, and 2009, was approximately $11.7 billion and $10.0 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Fixed Maturity Securities

Investment Mix

Our fixed maturity securities portfolio consists of publicly-traded and privately-placed debt securities across an array of industry categories. The fixed maturity securities relating to our international insurance operations are primarily comprised of foreign government securities.

We manage our public portfolio to a risk profile directed or overseen by the Asset Liability Management and Risk Management groups and to a profile that also reflects the local market environments impacting both our domestic and international insurance portfolios. The investment objectives for fixed maturity securities are consistent with those described above. The total return that we earn on the portfolio will be reflected both as investment income and as realized gains or losses on investments.

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

As of September 30, 2010, our consolidated direct exposure to the sovereign and local government debt of Portugal, Ireland, Italy, Greece and Spain was collectively approximately $414 million, based on amortized cost, substantially all within the Financial Services Businesses and primarily representing Italian government securities owned by Prudential’s Italian insurance operations.

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio in total by contractual maturity as of September 30, 2010.

	September 30, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Corporate and government securities:
Maturing in Fourth Quarter 2010	$1,489	1.0%	$657	1.5%
Maturing in 2011	4,900	3.4	1,989	4.6
Maturing in 2012	5,555	3.8	1,961	4.6
Maturing in 2013	7,773	5.4	2,518	5.9
Maturing in 2014	8,273	5.7	1,821	4.3
Maturing in 2015	6,924	4.8	1,730	4.0
Maturing in 2016	5,911	4.1	1,491	3.5
Maturing in 2017	6,615	4.6	1,570	3.7
Maturing in 2018	6,006	4.1	1,809	4.2
Maturing in 2019	5,286	3.6	1,395	3.3
Maturing in 2020	4,162	2.9	1,052	2.5
Maturing in 2021 and beyond	57,107	39.4	14,522	33.9

Total corporate & government securities	120,001	82.8	32,515	76.0
Asset-backed securities	8,855	6.1	4,451	10.4
Commercial mortgage-backed securities	8,194	5.6	3,664	8.6
Residential mortgage-backed securities	8,057	5.5	2,162	5.0

Total fixed maturities	$145,107	100.0%	$42,792	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	September 30, 2010				December 31, 2009
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$21,661	$2,213	$533	$23,341	$19,959	$1,007	$669	$20,297
Finance	11,185	508	362	11,331	10,500	236	542	10,194
Utilities	11,061	1,227	176	12,112	10,778	604	246	11,136
Services	10,067	870	346	10,591	8,841	380	459	8,762
Energy	5,132	508	164	5,476	4,749	263	186	4,826
Retail and Wholesale	4,075	348	128	4,295	3,405	144	144	3,405
Transportation	3,590	350	61	3,879	3,479	168	82	3,565
Other	1,289	99	58	1,330	959	16	77	898

Total Corporate Securities(3)	68,060	6,123	1,828	72,355	62,670	2,818	2,405	63,083
Foreign Government(3)(4)	46,103	4,339	13	50,429	40,885	1,525	133	42,277
Asset-Backed Securities(5)	8,855	201	1,216	7,840	8,855	119	1,444	7,530
Commercial Mortgage-Backed	8,194	738	56	8,876	7,747	251	170	7,828
Residential Mortgage-Backed	8,057	461	56	8,462	9,547	345	88	9,804
U.S. Government	4,574	840	10	5,404	4,389	313	122	4,580
State & Municipal	1,264	94	2	1,356	799	16	27	788

Total(6)(7)	$145,107	$12,796	$3,181	$154,722	$134,892	$5,387	$4,389	$135,890

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $383 million of gross unrealized gains and $94 million of gross unrealized losses as of September 30, 2010, compared to $211 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2009 on securities classified as held to maturity.
(3)	Includes reclassifications of prior period amounts to conform to current period presentation.
(4)	As of September 30, 2010 and December 31, 2009, based on amortized cost, 83% and 84%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 8% of the balance.
(5)	Includes securities collateralized by sub-prime mortgages. See “— Asset-Backed Securities” below.
(6)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(7)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2009, to September 30, 2010, was primarily due to a net decrease in interest rates, mainly the result of risk free rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	September 30, 2010				December 31, 2009
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,113	$1,055	$61	$9,107	$8,191	$500	$142	$8,549
Utilities	5,610	752	40	6,322	5,773	358	78	6,053
Services	4,544	521	37	5,028	4,346	241	97	4,490
Finance	2,899	171	30	3,040	3,354	91	59	3,386
Energy	1,924	249	4	2,169	1,926	132	17	2,041
Retail and Wholesale	1,632	236	12	1,856	1,621	123	22	1,722
Transportation	1,387	143	16	1,514	1,430	74	42	1,462
Other	28	4	0	32	0	0	0	0

Total Corporate Securities	26,137	3,131	200	29,068	26,641	1,519	457	27,703
U.S. Government	5,143	583	33	5,693	3,821	71	247	3,645
Asset-Backed Securities(2)	4,451	71	893	3,629	4,602	36	1,048	3,590
Commercial Mortgage-Backed	3,664	226	4	3,886	3,662	47	47	3,662
Residential Mortgage-Backed	2,162	137	12	2,287	2,571	117	40	2,648
State & Municipal	630	50	0	680	590	12	16	586
Foreign Government(3)	605	121	7	719	637	69	9	697

Total(4)	$42,792	$4,319	$1,149	$45,962	$42,524	$1,871	$1,864	$42,531

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “— Asset-Backed Securities” below.
(3)	As of September 30, 2010 and December 31, 2009, based on amortized cost, no individual foreign country represented more than 8%, respectively, of the balance.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2009, to September 30, 2010, was primarily due to a net decrease in interest rates, mainly the result of risk free rates.

Asset-Backed Securities

Included within asset-backed securities attributable to the Financial Services Businesses are securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios, or limited documentation. The significant deterioration of the U.S. housing market, high interest rate resets, higher unemployment levels, and relaxed underwriting standards for some originators of sub-prime mortgages have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. Recently there has been significant attention given to potential deficiencies in lenders’ foreclosure documentation, causing delays in the foreclosure process. Many lenders have indicated that the issues are administrative and they do not expect significant delays in their foreclosure proceedings. From the perspective of an investor in securities backed by sub-prime collateral, any significant delays in foreclosure proceedings could result in increased servicing costs which could negatively impact the value of the impacted securities. Separately, as an investor in sub-prime securities, we are evaluating our legal options with respect to potential remedies arising from any potential deficiencies related to the original lending and securitization practices. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	11	4	7	336	359	418
2006	4	35	16	47	391	493	790
2005	0	5	0	0	5	10	16
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	5	51	20	54	732	862	1,224
All other portfolios
2010—2008	0	0	0	0	0	0	0
2007	3	4	1	0	268	276	291
2006	10	81	34	23	1,001	1,149	1,254
2005	2	29	13	50	365	459	489
2004 & Prior	36	179	141	151	411	918	1,012

Total all other portfolios	51	293	189	224	2,045	2,802	3,046

Total collateralized by sub-prime mortgages(2)	56	344	209	278	2,777	3,664	4,270
Other asset-backed securities:
Externally managed investments in the European market	0	0	379	145	0	524	510
Collateralized by auto loans	792	8	0	18	0	818	578
Collateralized by credit cards	580	0	8	430	3	1,021	1,153
Collateralized by non-sub-prime mortgages	1,236	81	9	35	19	1,380	1,301
Other asset-backed securities(3)	224	750	139	93	242	1,448	1,043

Total asset-backed securities(4)	$2,888	$1,183	$744	$999	$3,041	$8,855	$8,855

Asset-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	8	4	6	233	252	300
2006	4	27	16	45	318	410	655
2005	0	5	0	0	4	9	15
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	5	40	20	51	555	671	970
All other portfolios
2010—2008	0	0	0	0	0	0	0
2007	4	3	0	1	147	155	182
2006	7	66	21	21	626	741	838
2005	2	27	10	38	247	324	297
2004 & Prior	33	146	112	117	264	672	693

Total all other portfolios	46	242	143	177	1,284	1,892	2,010

Total collateralized by sub-prime mortgages	51	282	163	228	1,839	2,563	2,980
Other asset-backed securities:
Externally managed investments in the European market	0	0	395	168	0	563	530
Collateralized by auto loans	796	8	0	18	0	822	580
Collateralized by credit cards	621	0	7	420	3	1,051	1,161
Collateralized by non-sub-prime mortgages	1,301	83	9	32	18	1,443	1,307
Other asset-backed securities(3)	225	729	132	90	222	1,398	972

Total asset-backed securities(4)	$2,994	$1,102	$706	$956	$2,082	$7,840	$7,530

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $3.7 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2010 are $0.3 billion of securities collateralized by second-lien exposures.
(3)	As of September 30, 2010, includes collateralized debt obligations with amortized cost of $68 million and fair value of $71 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares and aircraft.
(4)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2010, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $4.270 billion as of December 31, 2009, to $3.664 billion as of September 30, 2010, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $1.113 billion as of September 30, 2010, and $1.293 billion as of December 31, 2009. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 30% as of September 30, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2010, based on amortized cost, approximately 67% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 40% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $3.664 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of September 30, 2010 were $835 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

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

Asset-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2010					Total Amortized Cost	Total December 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	5	11	4	7	242	269	303
2006	4	40	17	53	334	448	672
2005	2	6	0	0	5	13	17
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	11	57	21	60	581	730	992
All other portfolios
2010—2008	0	0	0	0	0	0	0
2007	5	0	20	7	253	285	307
2006	96	0	0	0	849	945	1,043
2005	13	107	55	17	160	352	380
2004 & Prior	22	224	38	66	301	651	713

Total all other portfolios	136	331	113	90	1,563	2,233	2,443

Total collateralized by sub-prime mortgages(2)	147	388	134	150	2,144	2,963	3,435
Other asset-backed securities:
Collateralized by credit cards	269	0	37	265	2	573	549
Collateralized by auto loans	309	0	0	0	0	309	123
Externally managed investments in the European market	0	0	211	0	0	211	198
Collateralized by education loans	57	20	0	0	0	77	101
Other asset-backed securities(3)	74	145	43	4	52	318	196

Total asset-backed securities	$856	$553	$425	$419	$2,198	$4,451	$4,602

Asset-Backed Securities at Fair Value—Closed Block Business

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	5	8	3	7	178	201	224
2006	4	32	16	51	276	379	565
2005	2	6	0	0	4	12	15
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	11	46	19	58	458	592	804
All other portfolios
2010—2008	0	0	0	0	0	0	0
2007	5	0	15	3	140	163	194
2006	72	0	0	0	507	579	672
2005	12	99	43	15	103	272	255
2004 & Prior	19	182	31	52	220	504	522

Total all other portfolios	108	281	89	70	970	1,518	1,643

Total collateralized by sub-prime mortgages	119	327	108	128	1,428	2,110	2,447
Other asset-backed securities:
Collateralized by credit cards	281	0	34	264	2	581	538
Collateralized by auto loans	310	0	0	0	0	310	124
Externally managed investments in the European market	0	0	251	0	0	251	218
Collateralized by education loans	57	14	0	0	0	71	94
Other asset-backed securities(3)	77	143	40	3	43	306	169

Total asset-backed securities(4)	$844	$484	$433	$395	$1,473	$3,629	$3,590

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $3.0 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2010 are $87 million of securities collateralized by second-lien exposures.
(3)	As of September 30, 2010, includes collateralized debt obligations with amortized cost of $47 million and fair value of $46 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, timeshares, aircraft and manufacturing.
(4)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $3.435 billion as of December 31, 2009 to $2.963 billion as of September 30, 2010, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $859 million as of September 30, 2010 and $988 million as of December 31, 2009. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 31% as of September 30, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2010, based on amortized cost, approximately 71% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 42% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.963 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of September 30, 2010, were $832 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following table sets forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the date indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	September 30, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,992	99.2%	$1,896	87.7%
Collateralized mortgage obligations(2)(3)	65	0.8	266	12.3

Total residential mortgage-backed securities	$8,057	100.0%	$2,162	100.0%

Portion rated Aaa/AAA(4)	$7,963	98.8%	$1,915	88.6%

(1)	Of these securities, for the Financial Services Businesses, $6.459 billion are supported by U.S. government and $1.533 billion are supported by foreign government. For the Closed Block Business all are supported by the U.S. government.
(2)	Includes alternative residential mortgage loans of $34 million and $113 million in the Financial Services Businesses and the Closed Block Business, respectively.
(3)	Of these collateralized mortgage obligations, for the Financial Services Businesses, 42% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 51% have below investment grade ratings. For the Closed Block Business, 39% have A credit ratings or above, 35% have BBB credit ratings, and 26% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$69	$0	$0	$0	$0	$69	$0
2009	117	0	0	0	0	117	0
2008	182	0	3	16	75	276	331
2007	1,900	0	0	20	17	1,937	1,705
2006	3,000	282	63	0	5	3,350	3,145
2005	1,603	32	0	2	1	1,638	1,560
2004 & Prior	639	107	36	15	10	807	1,006

Total commercial mortgage-backed securities(2)(3)(4)	$7,510	$421	$102	$53	$108	$8,194	$7,747

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$74	$0	$0	$0	$0	$74	$0
2009	124	0	0	0	0	124	0
2008	190	0	4	14	65	273	306
2007	2,024	0	0	19	30	2,073	1,729
2006	3,295	311	67	0	7	3,680	3,190
2005	1,777	35	0	2	1	1,815	1,614
2004 & Prior	674	108	35	12	8	837	989

Total commercial mortgage-backed securities(2)(3)(4)	$8,158	$454	$106	$47	$111	$8,876	$7,828

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above as of September 30, 2010 are downgraded super senior securities with amortized cost of $352 million in AA and $59 million in A.
(4)	Included in the table above as of September 30, 2010 are agency commercial mortgage-backed securities with amortized cost of $221 million all rated AAA.

Included in the table above are commercial mortgage-backed securities collateralized by Non-U.S. properties all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations with an amortized cost of $12 million in AAA, $3 million in A, $38 million in BBB and $97 million in BB and below as of September 30, 2010, and $12 million in AAA, $20 million in A, $97 million in BBB and $203 million in BB and below as of December 31, 2009.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 31% as of September 30, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of September 30, 2010, based on amortized cost, approximately 96% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 77% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of September 30, 2010, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage — Financial Services Businesses

	September 30, 2010
	Lowest Rating Agency Rating(1)(2)
Vintage	AAA	AA	A	BBB	BB and below
2010	0%
2009	0%
2008	32%		0%	0%	0%
2007	30%			0%	0%
2006	31%	33%	30%		0%
2005	31%	31%		0%	0%
2004 & Prior	33%	33%	47%	8%	24%

Non-U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	September 30, 2010
	Lowest Rating Agency Rating(1)(2)
Vintage	AAA	AA	A	BBB	BB and below
2010
2009
2008			14%	0%	6%
2007				0%	9%
2006	0%				5%
2005				0%
2004 & Prior					0%

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excludes agency commercial mortgage-backed securities.

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	September 30, 2010
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
2010	$0	$0	$0	$0	$0	$0	$0	$0
2009	0	0	0	0	0	0	0	0
2008	182	0	0	0	0	0	0	182
2007	1,865	0	0	0	0	0	0	1,865
2006	1,873	1,115	0	0	0	0	12	3,000
2005	627	962	0	0	0	1	13	1,603
2004 & Prior	55	158	0	0	251	169	6	639

Total(1)	$4,602	$2,235	$0	$0	$251	$170	$31	$7,289

(1)	Excludes agency commercial mortgage-backed securities of $221 million.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$0	$0	$0	$0	$0	$0	$0
2009	0	0	0	0	0	0	0
2008	10	0	0	0	0	10	15
2007	647	0	0	0	4	651	435
2006	814	62	11	0	0	887	852
2005	1,220	22	0	0	0	1,242	1,270
2004 & Prior	807	33	30	1	3	874	1,090

Total commercial mortgage-backed securities(2)(3)	$3,498	$117	$41	$1	$7	$3,664	$3,662

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating(1)					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$0	$0	$0	$0	$0	$0	$0
2009	0	0	0	0	0	0	0
2008	11	0	0	0	0	11	15
2007	679	0	0	0	7	686	442
2006	877	69	12	0	0	958	842
2005	1,294	24	0	0	0	1,318	1,274
2004 & Prior	848	32	29	1	3	913	1,089

Total commercial mortgage-backed securities(2)(3)	$3,709	$125	$41	$1	$10	$3,886	$3,662

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Included in the table above as of September 30, 2010 are downgraded super senior securities with amortized cost of $87 million in AA and $11 million in A.
(3)	Included in the table above as of September 30, 2010 are agency commercial mortgage-backed securities with amortized cost of $4 million all rated B.

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 31% as of September 30, 2010. See above for a definition of this percentage. As of September 30, 2010, based on amortized cost, approximately 95% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 59% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of September 30, 2010, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Closed Block Business

	September 30, 2010
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2010
2009
2008	31%
2007	30%				5%
2006	30%	31%	30%		0%
2005	30%	31%
2004 & Prior	31%	21%	42%	10%	56%

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	September 30, 2010
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
2010	$0	$0	$0	$0	$0	$0	$0	$0
2009	0	0	0	0	0	0	0	0
2008	10	0	0	0	0	0	0	10
2007	647	0	0	0	0	0	0	647
2006	700	95	0	0	0	0	19	814
2005	1,001	219	0	0	0	0	0	1,220
2004 & Prior	48	11	0	0	670	76	2	807

Total	$2,406	$325	$0	$0	$670	$76	$21	$3,498

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. However, in the fourth quarter of 2009 the NAIC adopted rules which temporarily changed the methodology for determining the NAIC Designations for non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages. Under the new rules, rather than being based on the rating of a third party rating agency, as of December 31, 2009 the NAIC Designations for such securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. The modeled results used in determining NAIC designations as of December 31, 2009, remain unchanged and were utilized for reporting as of September 30, 2010. The modeled results are expected to be updated at December 31, 2010.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $8.4 billion, or 6%, of the total fixed maturities as of September 30, 2010 and $9.6 billion, or 7%, of the total fixed maturities as of December 31, 2009. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 31% and 29% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2010 and December 31, 2009. As of September 30, 2010, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $10.4 billion, or 7%, of the total fixed maturities, and includes securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $5.8 billion, or 14%, of the total fixed maturities as of September 30, 2010 and $6.7 billion, or 16%, of the total fixed maturities as of December 31, 2009. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 55% of the gross unrealized losses attributable to the Closed Block Business as of September 30, 2010, compared to 41% of gross unrealized losses as of December 31, 2009. As of September 30, 2010, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $7.0 billion, or 16%, of the total fixed maturities, and includes securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

	September 30, 2010				December 31, 2009
(1)(2) NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$103,385	$9,304	$1,173	$111,516	$94,368	$3,767	$1,845	$96,290
2	14,487	1,264	579	15,172	14,682	699	790	14,591

Subtotal High or Highest Quality Securities	117,872	10,568	1,752	126,688	109,050	4,466	2,635	110,881
3	2,409	76	267	2,218	2,743	44	314	2,473
4	1,337	27	305	1,059	1,657	22	345	1,334
5	520	18	191	347	685	19	202	502
6	93	17	34	76	197	25	69	153

Subtotal Other Securities(4)	4,359	138	797	3,700	5,282	110	930	4,462

Total Public Fixed Maturities	$122,231	$10,706	$2,549	$130,388	$114,332	$4,576	$3,565	$115,343

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of September 30, 2010 and December 31, 2009, 14 securities with amortized cost of $80 million (fair value, $82 million) and 19 securities with amortized cost of $177 million (fair value, $175 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $322 million of gross unrealized gains and $94 million gross unrealized losses as of September 30, 2010, compared to $195 million of gross unrealized gains and $129 million of gross unrealized losses as of December 31, 2009 on securities classified as held-to-maturity.
(4)	On an amortized cost basis, as of September 30, 2010 includes $151 million in emerging market securities and $121 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

	September 30, 2010				December 31, 2009
(1) NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$21,082	$1,903	$419	$22,566	$20,374	$656	$853	$20,177
2	5,143	608	88	5,663	5,732	308	187	5,853

Subtotal High or Highest Quality Securities	26,225	2,511	507	28,229	26,106	964	1,040	26,030
3	1,713	85	129	1,669	1,903	56	133	1,826
4	1,319	30	325	1,024	1,552	20	334	1,238
5	325	18	93	250	460	19	125	354
6	27	11	5	33	77	22	10	89

Subtotal Other Securities(2)	3,384	144	552	2,976	3,992	117	602	3,507

Total Public Fixed Maturities	$29,609	$2,655	$1,059	$31,205	$30,098	$1,081	$1,642	$29,537

(1)	Includes, as of September 30, 2010 and December 31, 2009, 16 securities with amortized cost of $86 million (fair value, $82 million) and 20 securities with amortized cost of $13 million (fair value, $8 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of September 30, 2010, includes $477 million in securitized bank loans and $253 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

	September 30, 2010				December 31, 2009
(1)(2) NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$5,980	$647	$115	$6,512	$5,795	$259	$121	$5,933
2	12,845	1,217	342	13,720	10,485	452	379	10,558

Subtotal High or Highest Quality Securities	18,825	1,864	457	20,232	16,280	711	500	16,491
3	2,270	154	67	2,357	2,292	52	131	2,213
4	1,128	26	87	1,067	1,193	18	118	1,093
5	390	11	12	389	482	6	36	452
6	263	35	9	289	313	24	39	298

Subtotal Other Securities(4)	4,051	226	175	4,102	4,280	100	324	4,056

Total Private Fixed Maturities	$22,876	$2,090	$632	$24,334	$20,560	$811	$824	$20,547

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of September 30, 2010 and December 31, 2009, 152 securities with amortized cost of $1,798 million (fair value, $1,892 million) and 138 securities with amortized cost of $1,117 million (fair value, $1,124 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

(3)	Includes $61 million of gross unrealized gains and $0 million of gross unrealized losses as of September 30, 2010, compared to $16 million of gross unrealized gains and $4 million of gross unrealized losses as of December 31, 2009 on securities classified as held to maturity.
(4)	On an amortized cost basis, as September 30, 2010 includes $726 million in securitized bank loans and $184 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

	September 30, 2010				December 31, 2009
(1) NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,469	$578	$1	$4,046	$3,091	$247	$13	$3,325
2	7,285	957	14	8,228	6,632	467	41	7,058

Subtotal High or Highest Quality Securities	10,754	1,535	15	12,274	9,723	714	54	10,383
3	1,280	109	25	1,364	1,354	55	72	1,337
4	797	8	36	769	923	12	65	870
5	238	5	8	235	269	4	14	259
6	114	7	6	115	157	5	17	145

Subtotal Other Securities(2)	2,429	129	75	2,483	2,703	76	168	2,611

Total Private Fixed Maturities	$13,183	$1,664	$90	$14,757	$12,426	$790	$222	$12,994

(1)	Includes, as of September 30, 2010 and December 31, 2009, 77 securities with amortized cost of $1,210 million (fair value, $1,270 million) and 85 securities with amortized cost of $1,358 million (fair value, $1,375 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of September 30, 2010, includes $343 million in securitized bank loans and $289 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

	September 30, 2010				December 31, 2009
(1) NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$35,992	$3,448	$633	$38,807	$32,244	$1,564	$812	$32,996
2	25,474	2,372	803	27,043	23,122	1,091	985	23,228

Subtotal High or Highest Quality Securities	61,466	5,820	1,436	65,850	55,366	2,655	1,797	56,224
3	4,082	202	200	4,084	4,351	77	308	4,120
4	1,818	41	160	1,699	2,025	37	198	1,864
5	474	24	17	481	611	24	47	588
6	220	36	15	241	317	25	55	287

Subtotal Other Securities	6,594	303	392	6,505	7,304	163	608	6,859

Total Corporate Fixed Maturities(2)	$68,060	$6,123	$1,828	$72,355	$62,670	$2,818	$2,405	$63,083

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes reclassifications of prior period amounts to conform to current period presentations.

The following table sets forth our corporate securities by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

	September 30, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,282	$1,411	$33	$11,660	$10,252	$606	$77	$10,781
2	11,539	1,493	29	13,003	11,431	751	122	12,060

Subtotal High or Highest Quality Securities	21,821	2,904	62	24,663	21,683	1,357	199	22,841
3	2,433	159	41	2,551	2,720	87	108	2,699
4	1,386	34	69	1,351	1,627	29	102	1,554
5	363	19	19	363	415	22	26	411
6	134	15	9	140	196	24	22	198

Subtotal Other Securities	4,316	227	138	4,405	4,958	162	258	4,862

Total Corporate Fixed Maturities	$26,137	$3,131	$200	$29,068	$26,641	$1,519	$457	$27,703

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $2 million and $6 million for the three and nine months ended September 30, 2010 respectively, and $2 million and $7 million for the three and nine months ended September 30, 2009, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	September 30, 2010
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$290	$2	$60	$0	$350	$2
2	28	0	158	0	186	0

Subtotal	318	2	218	0	536	2
3	0	0	45	0	45	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	45	0	45	0

Total(2)	$318	$2	$263	$0	$581	$2

Credit Derivatives, Sold Protection—Financial Services Businesses

	December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$3	$140	$0	$435	$3
2	28	0	303	(3)	331	(3)

Subtotal	323	3	443	(3)	766	0
3	0	0	132	(2)	132	(2)
4	0	0	0	0	0	0
5	0	0	50	(1)	50	(1)
6	0	0	0	0	0	0

Subtotal	0	0	182	(3)	182	(3)

Total(2)	$323	$3	$625	$(6)	$948	$(3)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

	September 30, 2010
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$5	$0	$0	$0	$5	$0
2	0	0	0	0	0	0

Subtotal	5	0	0	0	5	0
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total(2)	$5	$0	$0	$0	$5	$0

Credit Derivatives, Sold Protection—Closed Block Business

	December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$28	$0	$0	$0	$28	$0
2	0	0	0	0	0	0

Subtotal	28	0	0	0	28	0
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total(2)	$28	$0	$0	$0	$28	$0

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of September 30, 2010 and December 31, 2009, the Financial Services Businesses had $1.649 billion and $1.852 billion of outstanding notional amounts, reported at fair value as a $20 million asset and a $113 million asset, respectively. As of September 30, 2010 and December 31, 2009, the Closed Block Business had $382 million and $461 million of outstanding notional amounts, reported at fair value as an asset of $4 million and $61 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $13 million and $39 million for the three and nine months ended September 30, 2010 and $13 million and $32 million for the three and nine months ended September 30, 2009, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,131	$242	$1,225	$267
Three months or greater but less than six months	1,271	323	714	175
Six months or greater but less than nine months	241	77	201	56
Nine months or greater but less than twelve months	26	8	1,260	431
Greater than twelve months	3,124	1,185	4,533	1,517

Total	$5,793	$1,835	$7,933	$2,446

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of September 30, 2010, and December 31, 2009. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.835 billion as of September 30, 2010, includes $979 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of September 30, 2010, also includes $76 million of gross unrealized losses on securities with amortized cost of $113 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $5 million was included in the less than three months timeframe, $5 million was included in the three months or greater but less than six months timeframe, $23 million was included in the six months or greater but less than nine months timeframe, and $43 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace, liquidity discounts, and the impact of changes in foreign currency exchange rates, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At September 30, 2010, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	September 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$178	$45	$408	$94
Three months or greater but less than six months	138	33	203	52
Six months or greater but less than nine months	97	29	18	7
Nine months or greater but less than twelve months	10	4	859	306
Greater than twelve months	1,884	751	1,827	672

Total	$2,307	$862	$3,315	$1,131

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of September 30, 2010, and December 31, 2009. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $862 million as of September 30, 2010, includes $756 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of September 30, 2010, does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At September 30, 2010, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $78 million and $267 million for the three months ended September 30, 2010 and 2009, respectively, and $417 million and $1,006 million for the nine months ended September 30, 2010 and 2009, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended September 30, 2010 and 2009, were $17 million and $149 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the nine months ended September 30, 2010 and 2009 include $105 million and $598 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $12 million and $93 million for the three months ended September 30, 2010, and 2009, respectively, and $66 million and $446 million for the nine months ended September 30, 2010 and 2009, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended September 30, 2010, and 2009, were $7 million and $72 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the nine months ended September 30, 2010 and 2009 include $39 million and $273 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$777	$777	$725	$725
Fixed maturities:
Corporate securities	9,636	10,449	9,202	9,502
Commercial mortgage-backed	2,186	2,272	1,899	1,893
Residential mortgage-backed	1,271	1,294	1,434	1,432
Asset-backed securities	1,090	956	1,022	857
Foreign government	533	553	508	517
U.S. government	419	420	169	159

Total fixed maturities	15,135	15,944	14,234	14,360
Equity securities	1,144	1,029	1,033	935

Total trading account assets supporting insurance liabilities	$17,056	$17,750	$15,992	$16,020

As a percentage of amortized cost, 74% and 75% of the portfolio was publicly traded as of September 30, 2010, and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, 90% and 88%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of September 30, 2010, $1.102 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $108 million secured by “ALT-A” mortgages, represented the remaining $169 million of residential mortgage-backed securities, of which 88% have credit ratings of A or better and 12% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2010		December 31, 2009
Industry(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$3,099	$3,421	$3,089	$3,221
Utilities	1,991	2,161	2,017	2,076
Services	1,646	1,772	1,322	1,364
Finance	1,210	1,250	1,254	1,261
Energy	783	859	705	733
Transportation	477	516	474	488
Retail and Wholesale	416	455	330	348
Other	14	15	11	11

Total Corporate Securities	$9,636	$10,449	$9,202	$9,502

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	124	124	127
2006	0	1	0	3	103	107	131
2005	0	1	0	0	51	52	60
2004 & Prior	3	14	5	13	39	74	79

Total collateralized by sub-prime mortgages	3	16	5	16	317	357	397
Other asset-backed securities:
Collateralized by auto loans	6	2	0	0	0	8	136
Collateralized by credit cards	405	0	0	83	0	488	388
Other asset-backed securities	48	118	38	22	11	237	101

Total asset-backed securities	$462	$136	$43	$121	$328	$1,090	$1,022

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	54	54	65
2006	0	1	0	3	64	68	82
2005	0	1	0	0	36	37	42
2004 & Prior	2	12	4	11	24	53	51

Total collateralized by sub-prime mortgages(1)	2	14	4	14	178	212	240
Other asset-backed securities:
Collateralized by auto loans	6	2	0	0	0	8	137
Collateralized by credit cards	425	0	0	83	0	508	397
Other asset-backed securities(2)	49	116	38	18	7	228	83

Total asset-backed securities	$482	$132	$42	$115	$185	$956	$857

(1)	Included within the $212 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of September 30, 2010 are $2 million of securities collateralized by second-lien exposures at fair value.
(2)	As of September 30, 2010, includes collateralized debt obligations with fair value of $23 million, none of which are secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, timeshares, education loans, and equipment leases.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$0	$0	$20	$0	$0	$20	$0
2009	4	0	0	0	0	4	0
2008	30	0	0	0	0	30	0
2007	91	0	0	0	0	91	46
2006	586	52	0	0	0	638	197
2005	928	10	0	0	0	938	850
2004 & Prior	392	18	26	17	12	465	806

Total commercial mortgage-backed securities(1)	$2,031	$80	$46	$17	$12	$2,186	$1,899

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2010						Total December 31, 2009
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2010	$0	$0	$22	$0	$0	$22	$0
2009	4	0	0	0	0	4	0
2008	31	0	0	0	0	31	0
2007	94	0	0	0	0	94	43
2006	615	52	0	0	0	667	200
2005	979	11	0	0	0	990	856
2004 & Prior	400	18	24	12	10	464	794

Total commercial mortgage-backed securities	$2,123	$81	$46	$12	$10	$2,272	$1,893

(1)	Included in the table above as of September 30, 2010 are downgraded super senior securities with amortized cost of $62 million in AA and $0 million in A.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2010				December 31, 2009
(1)(2) NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$7,449	$446	$54	$7,841	$6,986	$193	$91	$7,088
2	2,655	236	31	2,860	2,349	118	30	2,437

Subtotal High or Highest Quality Securities	10,104	682	85	10,701	9,335	311	121	9,525
3	361	12	45	328	422	7	45	384
4	203	4	37	170	272	3	41	234
5	69	0	26	43	93	0	33	60
6	48	0	36	12	76	2	51	27

Subtotal Other Securities	681	16	144	553	863	12	170	705

Total Public Fixed Maturities	$10,785	$698	$229	$11,254	$10,198	$323	$291	$10,230

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2010				December 31, 2009
(1)(2) NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$863	$90	$3	$950	$833	$32	$12	$853
2	2,600	254	11	2,843	2,379	116	18	2,477

Subtotal High or Highest Quality Securities	3,463	344	14	3,793	3,212	148	30	3,330
3	728	34	13	749	592	11	18	585
4	98	4	6	96	153	4	11	146
5	36	1	4	33	54	1	4	51
6	25	0	6	19	25	0	7	18

Subtotal Other Securities	887	39	29	897	824	16	40	800

Total Private Fixed Maturities	$4,350	$383	$43	$4,690	$4,036	$164	$70	$4,130

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Other Trading Account Assets

“Other trading account assets, at fair value” consist primarily of investments we use for asset and liability management activities. Also, for certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, we may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.” These instruments are carried at fair value, with realized and unrealized gains and losses reported in “Asset management fees and other income,” and excluded from adjusted operating income. Interest and dividend income from these investments is reported in “Net investment income,” and is included in adjusted operating income. The following table sets forth the composition of our other trading account assets as of the dates indicated.

	September 30, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$5	$5	$0	$0	$5	$5	$0	$0
Fixed maturities:
Corporate securities	167	160	110	124	191	192	110	122
Commercial mortgage-backed	152	102	0	0	238	136	0	0
Residential mortgage-backed	310	185	0	0	287	158	0	0
Asset-backed securities	672	619	37	38	965	913	40	40
Foreign government	25	26	0	0	24	24	0	0
U.S. government	0	0	0	0	12	12	0	0

Total fixed maturities	1,326	1,092	147	162	1,717	1,435	150	162
Equity securities	156	161	2	2	148	157	4	5
Other	22	23	0	0	17	19	0	0

Total other trading account assets	$1,509	$1,281	$149	$164	$1,887	$1,616	$154	$167

As of September 30, 2010, on an amortized cost basis 83% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 11% have BBB and the remaining 6% have BB and below credit ratings. As of September 30, 2010, on an amortized cost basis 43% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 57% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of September 30, 2010 and December 31, 2009, we held approximately 10% and 12%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $442 million and $534 million allowance for losses as of September 30, 2010 and December 31, 2009, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	September 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial mortgage loans	$19,954	$8,558	$19,322	$8,486
Uncollateralized loans	1,412	0	1,349	0
Loans collateralized by residential properties	899	0	909	1
Other collateralized loans(1)	94	0	111	0

Total commercial mortgage and other loans(2)	$22,359	$8,558	$21,691	$8,487

(1)	Other collateralized loans attributable to the Financial Services Businesses include $79 million and $93 million of collateralized consumer loans and $14 million and $17 million of loans collateralized by aviation assets as of September 30, 2010 and December 31, 2009, respectively.
(2)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Loans collateralized by residential properties primarily include Japanese recourse loans. Upon default of these recourse loans, we can make a claim against the personal assets of the property owner, in addition to the mortgaged property. In addition, these loans are backed by third party guarantors.

Composition of Commercial Mortgage Loans

The global financial markets have experienced extreme stress since the second half of 2007, though the flow of capital to commercial real estate has improved dramatically during 2010. Portfolio lenders are actively originating loans on the highest quality properties in primary markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. In addition, the commercial banks are selectively more active and there has been an emergence of new loan origination activity by a handful of securitization lenders. These conditions have led to greater competition for portfolio lenders such as our general account, resulting in a tightening on loan pricing, though underwriting remains conservative. While there is still weakness in commercial real estate fundamentals, delinquency rates on our commercial mortgage loans remain relatively stable. For certain property types, the market fundamentals are beginning to stabilize, though other property types will lag in terms of rising vacancies or falling rents. For additional information see “—Realized Investment Gains and Losses.”

Our commercial mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial mortgage loans by geographic region and property type as of the dates indicated.

	September 30, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by region:
U.S. Regions:
Pacific	$6,053	30.3%	$2,809	32.8%	$5,744	29.7%	$2,834	33.4%
South Atlantic	4,578	22.9	1,751	20.5	4,530	23.4	1,687	19.9
Middle Atlantic	3,095	15.5	1,988	23.2	2,909	15.1	1,837	21.6
East North Central	1,645	8.3	367	4.3	1,649	8.5	448	5.3
West South Central	1,409	7.1	618	7.2	1,370	7.1	653	7.7
Mountain	1,100	5.5	361	4.2	1,070	5.6	398	4.7
New England	769	3.9	270	3.2	775	4.0	214	2.5
West North Central	538	2.7	185	2.2	563	2.9	196	2.3
East South Central	323	1.6	158	1.8	367	1.9	163	1.9

Subtotal-U.S.	19,510	97.8	8,507	99.4	18,977	98.2	8,430	99.3
Asia	134	0.7	0	0.0	11	0.1	0	0.0
Other	310	1.5	51	0.6	334	1.7	56	0.7

Total commercial mortgage loans	$19,954	100.0%	$8,558	100.0%	$19,322	100.0%	$8,486	100.0%

	September 30, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage loans by property type:
Industrial buildings	$4,534	22.7%	$1,841	21.5%	$4,290	22.2%	$1,861	21.9%
Retail stores	4,419	22.1	1,953	22.8	4,123	21.3	1,677	19.8
Office buildings	3,882	19.5	1,899	22.2	4,001	20.7	1,859	21.9
Apartment complexes	2,906	14.6	1,268	14.8	2,881	14.9	1,376	16.2
Other	1,908	9.6	486	5.7	1,809	9.4	550	6.5
Agricultural properties	1,200	6.0	702	8.2	1,081	5.6	710	8.4
Hospitality	1,105	5.5	409	4.8	1,137	5.9	453	5.3

Total commercial mortgage loans	$19,954	100.0%	$8,558	100.0%	$19,322	100.0%	$8,486	100.0%

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

As of September 30, 2010, our general account investments in commercial mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.73 times, and a weighted average loan-to-value ratio of 63%. As of September 30, 2010, approximately 96% of commercial mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of September 30, 2010, our general account investments in commercial mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.83 times, and a weighted average loan-to-value ratio of 57%. As of September 30, 2010, approximately 99% of commercial mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial mortgage loans attributable to the Financial Services Businesses that were originated in 2010, the weighted average debt service coverage ratio was 2.07 times and the weighted average loan-to-value ratio was 60%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.8 billion of such loans as of September 30, 2010 and $1.1 billion of such loans as of December 31, 2009, respectively, and our commercial mortgage loan portfolio attributable to the Closed Block Business included approximately $0.1 billion and $0.4 billion of such loans as of September 30, 2010 and December 31, 2009, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of September 30, 2010 there are $14 million of loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below, For information regarding similar loans we hold as part of our commercial mortgage operations, see “—Invested Assets of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	September 30, 2010
	Debt Service Coverage Ratio
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Commercial Mortgage Loans
	(in millions)
0%-50%	$2,905	$920	$865	$746	$249	$74	$5,759
50%-60%	987	566	555	442	286	25	2,861
60%-70%	501	809	1,069	1,215	197	119	3,910
70%-80%	116	412	1,261	1,193	673	249	3,904
80%-90%	95	11	351	525	542	435	1,959
90%-100%	0	0	0	140	198	265	603
Greater than 100%	56	0	0	34	220	648	958

Total commercial mortgage loans	$4,660	$2,718	$4,101	$4,295	$2,365	$1,815	$19,954

Commercial Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	September 30, 2010
	Debt Service Coverage Ratio
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Commercial Mortgage Loans
	(in millions)
0%-50%	$1,661	$435	$457	$502	$132	$46	$3,233
50%-60%	418	245	328	145	56	82	1,274
60%-70%	184	258	421	500	79	84	1,526
70%-80%	150	9	445	398	392	71	1,465
80%-90%	33	0	105	175	218	34	565
90%-100%	0	0	0	128	86	23	237
Greater than 100%	0	0	122	0	0	136	258

Total commercial mortgage loans	$2,446	$947	$1,878	$1,848	$963	$476	$8,558

The following table sets forth the breakdown of our commercial mortgage loans by year of origination as of September 30, 2010.

Commercial Mortgage Loans by Year of Origination

	September 30, 2010
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2010	$2,422	12.1%	$888	10.4%
2009	1,560	7.8	500	5.9
2008	3,618	18.1	1,193	13.9
2007	4,405	22.1	1,603	18.7
2006	3,128	15.7	1,028	12.0
2005 and prior	4,821	24.2	3,346	39.1

Total commercial mortgage loans	$19,954	100.0%	$8,558	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loan portfolio by contractual maturity as of September 30, 2010.

	September 30, 2010
	Financial Services Business		Closed Block Business
Vintage	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Maturing in Fourth Quarter 2010	$296	1.3%	$11	0.1%
Maturing in 2011	1,759	7.9	466	5.5
Maturing in 2012	3,105	13.9	950	11.1
Maturing in 2013	2,548	11.4	811	9.5
Maturing in 2014	1,470	6.6	935	10.9
Maturing in 2015	2,287	10.2	857	10.0
Maturing in 2016	2,462	11.0	960	11.2
Maturing in 2017	2,292	10.2	658	7.7
Maturing in 2018	1,139	5.1	592	6.9
Maturing in 2019	597	2.7	264	3.1
Maturing in 2020	1,420	6.4	858	10.0
Maturing in 2021 and beyond	2,984	13.3	1,196	14.0

Total commercial mortgage and other loans	$22,359	100.0%	$8,558	100.0%

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

The following table sets forth the gross carrying value for commercial mortgage and other loans by loan classification as of the dates indicated:

	September 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Current	$21,966	$8,525	$21,385	$8,461
Delinquent, not in foreclosure	127	16	179	13
Delinquent, in foreclosure	8	0	6	3
Restructured	258	17	121	10

Total commercial mortgage and other loans	$22,359	$8,558	$21,691	$8,487

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	September 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$410	$124	$153	$58
Addition to/(release of) allowance for losses	(69)	(26)	335	86
Charge-offs, net of recoveries	(1)	0	(81)	(20)
Change in foreign exchange	2	0	3	0
Transfers In/Out	0	2	0	0

Allowance, end of period	$342	$100	$410	$124

As of September 30, 2010, the $342 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $134 million related to loan specific reserves and $208 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2009, the $410 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $162 million related to loan specific reserves and $248 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of September 30, 2010, the $100 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $12 million related to loan specific reserves and $88 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2009, the $124 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $13 million related to loan specific reserves and $111 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies, as well as mutual fund shares and perpetual preferred securities, as discussed below. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Financial Services Businesses

	September 30, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$271	$21	$18	$274	$398	$21	$20	$399
Non-redeemable preferred stocks	8	4	0	12	10	3	1	12
Mutual fund common stocks(2)	1,565	450	0	2,015	1,394	371	0	1,765
Other common stocks	1,222	72	64	1,230	1,177	45	96	1,126

Total public equity	3,066	547	82	3,531	2,979	440	117	3,302

Private Equity
Perpetual preferred stocks(1)	444	14	15	443	432	11	39	404
Non-redeemable preferred stocks	14	4	3	15	20	32	0	52
Common stock	12	10	1	21	17	23	0	40

Total private equity(3)	470	28	19	479	469	66	39	496

Total equity	$3,536	$575	$101	$4,010	$3,448	$506	$156	$3,798

(1)	These securities have characteristics of both debt and equity securities.
(2)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance. These mutual funds invest primarily in high yield bonds.
(3)	Hedge funds and other alternative investments are included in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	September 30, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$153	$13	$4	$162	$161	$8	$11	$158
Non-redeemable preferred stocks	0	0	0	0	1	0	0	1
Common stock	2,662	494	75	3,081	2,476	496	58	2,914

Total public equity	2,815	507	79	3,243	2,638	504	69	3,073

Private Equity
Perpetual preferred stocks(1)	0	0	0	0	0	0	0	0
Non-redeemable preferred stocks	6	2	0	8	6	0	0	6
Common stock	0	0	0	0	3	3	0	6

Total private equity	6	2	0	8	9	3	0	12

Total equity	$2,821	$509	$79	$3,251	$2,647	$507	$69	$3,085

(1)	These securities have characteristics of both debt and equity securities.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	September 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$395	$11	$829	$30
Three months or greater but less than six months	287	31	159	18
Six months or greater but less than nine months	38	4	13	1
Nine months or greater but less than twelve months	29	1	56	7
Greater than twelve months	314	21	691	59

Total	$1,063	$68	$1,748	$115

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$71	$18	$24	$6
Three months or greater but less than six months	6	2	49	13
Six months or greater but less than nine months	1	1	12	4
Nine months or greater but less than twelve months	0	0	21	5
Greater than twelve months	25	12	36	13

Total	$103	$33	$142	$41

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of September 30, 2010, were primarily concentrated in the finance, manufacturing, and public utilities sectors compared to December 31, 2009, where the gross unrealized losses were primarily concentrated in the finance, energy, and manufacturing sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $33 million as of September 30, 2010, also includes $12 million of gross unrealized losses on securities with amortized cost of $24 million where the estimated fair value had declined and remained below cost by 50% or more, of which $12 million was included in the less than three months timeframe. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	September 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$2,182	$11	$2,188	$10
Three months or greater but less than six months	319	23	267	23
Six months or greater but less than nine months	128	10	8	0
Nine months or greater but less than twelve months	58	6	16	4
Greater than twelve months	46	4	109	11

Total	$2,733	$54	$2,588	$48

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	September 30, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$29	$8	$29	$8
Three months or greater but less than six months	50	14	24	10
Six months or greater but less than nine months	6	2	2	1
Nine months or greater but less than twelve months	2	1	4	2
Greater than twelve months	0	0	0	0

Total	$87	$25	$59	$21

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of September 30, 2010, were primarily concentrated in the manufacturing, services, and finance sectors compared to December 31, 2009, where the gross unrealized losses were primarily concentrated in the finance, services, and manufacturing sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $25 million as of September 30, 2010 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

Other-Than-Temporary Impairments of Equity Securities

For those equity securities classified as available for sale, we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

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

Impairments of equity securities attributable to the Financial Services Businesses were $6 million and $62 million for the three months ended September 30, 2010, and 2009, respectively, and $77 million and $379 million for the nine months ended September 30, 2010, and 2009, respectively. Impairments of equity securities attributable to the Closed Block Business were $19 million and $161 million for the three months ended September 30, 2010, and 2009, respectively, and $24 million and $600 million for the nine months ended September 30, 2010, and 2009, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	September 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$157	$335	$331	$338
Non-real estate related	1,049	1,112	816	1,049
Real estate held through direct ownership(1)	1,126	1	1,055	0
Other(2)	601	110	609	158

Total other long-term investments	$2,933	$1,558	$2,811	$1,545

(1)	Primarily includes investment in an office building used by our Japanese insurance operations.

(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Bank of New York and Boston. For additional information regarding our holding in the Federal Home Loan Bank of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	September 30, 2010	December 31, 2009
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$1,969	$1,953
Private, available for sale, at fair value	58	49
Other trading account assets, at fair value	4,231	1,250
Equity securities, available for sale, at fair value	11	12
Commercial mortgage and other loans, at book value(1)	1,449	1,740
Other long-term investments	1,639	1,548
Short-term investments	989	1,185

Total investments	$10,346	$7,737

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to our other entities and operations.

Fixed Maturity Securities—Invested Assets of Other Entities and Operations

	September 30, 2010
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
Industry(1)	AAA	AA	A	BBB	BB and below
	(in millions)
Residential Mortgage-Backed	$995	$8	$3	$1	$10	$1,017	$1,058
Asset-Backed Securities	186	28	2	18	25	259	274
Commercial Mortgage-Backed	130	5	0	0	6	141	151
Corporate Securities	48	61	252	60	23	444	481
U.S. Government	57	0	0	0	0	57	61
State & Municipal	0	0	1	0	0	1	1
Foreign Government	0	0	1	0	0	1	1

Total	$1,416	$102	$259	$79	$64	$1,920	$2,027

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The table above includes the invested assets of our brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

Other Trading Account Assets

Other trading account assets primarily include trading positions held by our derivatives trading operations and our global commodities group used in a dealer or broker capacity and derivative hedging positions used in a non-broker or non-dealer capacity. The derivative hedging positions used in a non-broker or non-dealer capacity primarily include a portfolio of derivatives primarily intended to hedge the risks related to certain products. Trading positions held by our derivatives trading operations used in a broker or dealer capacity include various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. We seek to use short security positions, forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks associated with these positions. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts. Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of September 30, 2010 all of which have AAA credit ratings. An additional $40 million of asset-backed securities held outside the general account as of September 30, 2010 are classified as other trading account assets, 90% of which have credit ratings of AAA and 10% of which have credit ratings of B.

Commercial mortgage and other loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of September 30, 2010 and December 31, 2009, the interim loans had an unpaid principal balance of $1.4 billion and $1.7 billion, respectively, and an allowance for losses or credit related market value losses totaling $172 million and $236 million, respectively. The weighted average loan-to-value ratio was 105% as of September 30, 2010 and 112% as of December 31, 2009, indicating that, in aggregate, the loan amount was greater than the collateral value, and the weighted average debt service coverage ratio was 1.21 times as of September 30, 2010 and 1.16 times as of December 31, 2009. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of September 30, 2010, we also hold $89 million of commercial real estate held for sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

Other long-term investments

Other long-term investments primarily include proprietary investments made as part of our asset management operations. We make these proprietary investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). As part of our asset management operations, we also make loans to our managed funds that are secured by equity commitments from investors or assets of the funds.

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

	September 30, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
General Account
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$8,876	$3,886	$7,828	$3,662
Trading Account Assets Supporting Insurance Liabilities	2,272	0	1,893	0
Other Trading Account Assets	102	0	136	0
Commercial Mortgage Loans, at gross carrying value(1)	19,954	8,558	19,322	8,486
Real estate related joint ventures and limited partnerships(2)	157	335	331	338
Real estate held through direct ownership(3)	1,126	1	1,055	0

Other Entities and Operations(4)
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$151	$0	$92	$0
Other Trading Account Assets	0	0	0	0
Commercial Mortgage Loans, at gross carrying value(5)	1,458	0	1,739	0
Real estate related joint ventures and limited partnerships(2)	501	0	492	0
Real estate held through direct ownership(3)	520	0	461	0

(1)	Carrying value is generally based on unpaid principal balance. Amounts are shown gross of allowance for losses of $301 million and $100 million as of September 30, 2010 and $371 million and $124 million as of December 31, 2009, attributable to the Financial Services Businesses and the Closed Block Business, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.
(2)	Balances accounted for under either the cost or equity method and include all real estate related exposures, net of impairments.
(3)	Represents wholly-owned investment real estate which we have the intent to hold for the production of income as well as real estate held for sale. Real estate which we have the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.
(4)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.
(5)	Carrying value is generally based on unpaid principal balance, the lower of cost or fair value, or fair value. Amounts are shown gross of allowance for losses of $129 million and $147 million as of September 30, 2010 and December 31, 2009, respectively. Commercial Mortgage Loans are shown net of the allowance for losses on the statement of financial position.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and its subsidiaries. See “Risk Factors” in Part II, Item IA for information regarding the potential effects of the Dodd-Frank Act on the Company.

Agreement to Acquire AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities and the Anticipated Financing

On September 30, 2010, Prudential Financial agreed to acquire from American International Group, Inc. (“AIG”) all of the issued and outstanding shares of capital stock of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. for a total purchase price of $4.8 billion. The total purchase price of $4.8 billion is comprised of approximately $4.2 billion in cash and $0.6 billion in assumed third party debt, substantially all of which is expected to be repaid with excess capital of the acquired entities. The acquisition, which is expected to close in the first quarter of 2011, is subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.

We currently intend to fund approximately $2.2 billion of the purchase price for the acquisition with cash and short-term investments of Prudential Financial and our subsidiaries and the remaining amount through the issuance and sale of approximately $1.0 billion of equity securities and approximately $1.0 billion of debt securities. On September 30, 2010, Prudential Financial entered into a commitment letter with 7 financial institutions for a $3.0 billion term loan bridge facility. The bridge facility may be used to finance any portion of the purchase price of the acquisition that is not funded with sales of Prudential Financial’s equity or debt securities or with other resources. Borrowings under the bridge facility will bear interest based on LIBOR or a base rate, plus, in either case, an applicable margin that will vary based on Prudential Financial’s long-term senior debt rating by Standard & Poor’s and Moody’s. The applicable margin will also increase by 0.50% for each three-month period that elapses following the borrowing of loans under the facility. Any borrowings under the bridge facility will mature on the 364th day following closing of the acquisition.

The availability of loans under the bridge facility is subject to the satisfaction of customary conditions, including (i) the execution of definitive loan documentation, (ii) no “material adverse effect” (as defined in the stock purchase agreement for the acquisition) occurring since March 31, 2010 with respect to the acquired entities and (iii) no amendment or waiver of any term of the stock purchase agreement in a way that is materially adverse to the lenders under the bridge facility without their consent. The bridge facility will also contain customary covenants for facilities of this type, including restrictions (during any time that loans are outstanding under the facility) on: (i) loans, acquisitions, joint ventures and other investments by the Company in excess of $500 million in the aggregate, other than transactions in the ordinary course of business, and (ii) certain payments by Prudential Financial, such as dividends and share repurchases, except for ordinary cash dividends and other payments made in the ordinary course of business; in each case, subject to exceptions to be agreed upon in the definitive loan documentation.

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

As of September 30, 2010, Prudential Financial had cash and short-term investments of $5.426 billion, an increase of $1.596 billion from December 31, 2009. Included in the cash and short-term investments of Prudential Financial is $875 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Also included are short-term investments of $1.193 billion, consisting primarily of government agency securities and money market funds.

Prudential Financial’s principal sources and uses of cash and short-term investments for the nine months ended September 30, 2010 were as follows:

Nine Months Ended September 30, 2010
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,698
Proceeds from the issuance of long-term senior debt(2)	2,234
Repayment of funding agreements from Prudential Insurance	595
Proceeds from stock-based compensation and exercise of stock options	185
Proceeds from short-term debt, net of repayments	103

Total sources	5,815

Uses:
Capital contributions to subsidiaries(3)	1,157
Shareholder dividends	42
Repayment of long-term senior debt	25
Repayment of retail medium-term notes	432
Net borrowings under intercompany loan agreements(4)	1,421
Payment of income taxes(5)	674
Other, net	468

Total uses	4,219

Net increase in cash and short-term investments	$1,596

(1)	Includes dividends and/or returns of capital of $2.4 billion from Prudential Insurance, $126 million from international insurance subsidiaries, $144 million from asset management subsidiaries and $28 million from other subsidiaries.

(2)	See “—Financing Activities.”
(3)	Includes capital contributions of $488 million to asset management subsidiaries, $424 million to international insurance and investments subsidiaries, $96 million to our offshore captive reinsurer, $95 million to an irrevocable trust, commonly referred to as “rabbi trust,” which holds assets of the Company to be used to satisfy its obligation with respect to certain non-qualified retirement plans, and $54 million to other subsidiaries.
(4)	Includes net borrowings of $769 million by Pruco Reinsurance to support the capital markets hedging program related to our variable annuity products, net borrowings of $300 million and $250 million by Prudential Arizona Reinsurance Term Company and Universal Prudential Arizona Reinsurance Captive Company, respectively, funding statutory reserves required under Regulation XXX and Guideline AXXX, as discussed in more detail in “—Financing Activities,” and net borrowings of $100 million by our asset management subsidiaries. The remainder represents loans and repayments from other subsidiaries and net activity in our intercompany liquidity account described above.
(5)	Primarily represents an estimated tax payment to the Internal Revenue Service made March 15, 2010 with an extension request for Prudential Financial and its subsidiaries 2009 consolidated federal income tax return. This payment is driven in part by the gain on the sale of our minority joint venture interest in Wachovia Securities. Prudential Financial has also settled certain tax liabilities and benefits for 2009 and 2010 pursuant to a tax allocation agreement with its subsidiaries.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension/postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. As shown in the table below, as of September 30, 2010, the Financial Services Businesses had $37.6 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of September 30, 2010.

September 30, 2010
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$28,507
Junior subordinated debt (i.e. hybrid securities)	1,519
Capital debt	7,562

Total capital	$37,588

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Management uses the ratio of capital debt to total capital (as such amounts are reflected in the table above) as a primary measure of the use of financial leverage. As of September 30, 2010, our capital debt to total capital ratio was 23.1%. The terms of our outstanding junior subordinated debt have certain features which result in their treatment as hybrid securities by the rating agencies. As a result, for purposes of calculating the capital debt to total capital ratio, 25% of our outstanding junior subordinated debt is treated as equity and the remaining 75% is treated as capital debt, based on Moody’s current criteria for these types of hybrid securities, which is the most restrictive treatment among the rating agencies.

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

In the second quarter of 2010, Prudential Insurance paid an ordinary dividend of $2.4 billion to Prudential Holdings, LLC, which, in turn, was distributed to Prudential Financial. Prudential Insurance has also requested the prior approval of the Department for the payment of an extraordinary dividend of up to $600 million. In addition, Prudential Annuities Life Assurance Corporation has requested the prior approval of the Connecticut Department of Insurance for the payment of ordinary and extraordinary dividends to Prudential Financial in an aggregate amount of $470 million. However, in each case, there is no assurance that the applicable insurance regulator will approve the extraordinary dividend, and the actual payment of any dividends is subject to declaration by the applicable Board of Directors and could be impacted by market conditions and other factors.

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

Commercial Paper Programs

Prudential Financial has a commercial paper program, the authorized capacity of which was reduced from $5.0 billion to $3.0 billion as of June 30, 2010. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. As of September 30, 2010, Prudential Financial’s outstanding commercial paper borrowings were $249 million, representing an increase of $103 million from December 31, 2009. The weighted average maturity of Prudential Financial’s outstanding commercial paper was 39 days, of which 16% was overnight. The daily average commercial paper outstanding during the first nine months of 2010 under this program was $188 million. The weighted average interest rate on these borrowings was 0.42% and 1.72% for the nine months ended September 30, 2010 and 2009, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program, the authorized capacity of which was reduced from $12.0 billion to $7.0 billion as of June 30, 2010. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance. As of September 30, 2010, Prudential Funding’s outstanding commercial paper borrowings were $1,092 million, representing an increase of $362 million from December 31, 2009. The weighted average maturity of Prudential Funding’s outstanding commercial paper was 34 days, of which 31% was overnight. As of September 30, 2010, the majority of the proceeds from outstanding commercial paper were utilized to fund the working capital needs of our affiliates and short-term cash flow timing mismatches. The daily average commercial paper outstanding during the first nine months of 2010 under this program was $923 million. The weighted average interest rates on these borrowings were 0.31% and 0.79% for the nine months ended September 30, 2010 and 2009, respectively.

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

Both commercial paper programs are backed by our unsecured committed lines of credit. As of September 30, 2010, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.9 billion. There were no outstanding borrowings under these facilities as of September 30, 2010 or as of the date of this filing. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, repurchase agreements and mortgage dollar rolls, in order to earn spread income, to borrow funds, or to facilitate trading activity. These programs are driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our domestic insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase of two years or less. A portion of the asset-backed securities held in our short-term spread portfolios, including our enhanced short-term portfolio, are collateralized by sub-prime mortgages. Floating rate assets comprise the majority of our short-term spread portfolio. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings, including details regarding those securities held in our enhanced short-term portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

As of September 30, 2010, our Financial Services Businesses had liabilities totaling $4.494 billion under such programs, including $2.628 billion representing securities sold under agreements to repurchase, $1.831 billion representing cash collateral for loaned securities and $35 million representing securities sold but not yet purchased. Of the $4.494 billion for the Financial Services Businesses as of September 30, 2010, $2.808 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from two days to three months with a weighted average maturity of 57 days. The daily weighted average outstanding under such programs for the three and nine months ended September 30, 2010 was $4.520 billion and $4.781 billion, respectively. As of December 31, 2009, our Financial Services Businesses had liabilities totaling $5.309 billion under such programs. In addition, as of September 30, 2010, our Financial Services Businesses had outstanding mortgage dollar rolls under which we are committed to repurchase $115 million of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of September 30, 2010, our Closed Block Business had liabilities totaling $3.940 billion under such programs, including $3.306 billion representing securities sold under agreements to repurchase and $634 million representing cash collateral for loaned securities. Of the $3.940 billion for the Closed Block Business as of September 30, 2010, $2.713 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from two days to three months with a weighted average maturity of 17 days. The daily weighted average outstanding under such programs for the three and nine months ended September 30, 2010 was $3.989 billion and $3.971 billion, respectively. As of December 31, 2009, our Closed Block Business had liabilities totaling $3.888 billion under such programs. In addition, as of September 30, 2010, the Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $279 million of TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of September 30, 2010, our domestic insurance entities had assets eligible for the lending program of $80.5 billion, of which $7.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2010, we believe approximately $25.2 billion of the remaining eligible assets are readily lendable, of which approximately $17.5 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints. Further, changes in market conditions can affect the ability to lend the available assets.

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

As of September 30, 2010, we had pledged qualifying assets with a fair value of $2.8 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $6.2 billion as of September 30, 2010.

As of September 30, 2010, the $1.0 billion of FHLBNY outstanding advances are reflected in “Short-term debt” and represent a $1.0 billion decrease from December 31, 2009, reflecting the repayment of collateralized advances that matured on June 4, 2010. The repayment at maturity was funded through the repayment of an affiliate loan (which was replaced by a loan from Prudential Financial) and with available cash. The outstanding $1.0 billion collateralized advance matures on December 6, 2010. Upon maturity, this advance is expected to be refinanced with the FHLBNY. As of September 30, 2010, proceeds from this advance of $398 million were used to support the operating needs of our businesses, $294 million were used as a replacement source of funding for a portion of capital requirements of Gibraltar Life, previously funded through foreign currency denominated unsecured bridge loan facilities, and the balance was used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston, or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of September 30, 2010, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of September 30, 2010, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity based FHLBB stock, of approximately $0.9 billion.

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

Pursuant to the documentation for the disposition of our property and casualty operations completed in 2003, we were required to deposit cash or securities into a trust for the purpose of securing insurance liabilities that were to have been transferred to Prudential Insurance following completion of the disposition but that have not been so transferred. In June 2010, we deposited securities which, as of September 30, 2010, have a market value of $626 million. The deposit of these assets was not a material liquidity event for Prudential Insurance.

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

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$38,817	48%	$38,078	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	21,111	26	20,570	26
At market value	1,813	2	1,598	2
At contract value, less surrender charge of 5% or more	2,860	3	4,166	5

Subtotal	64,601	79	64,412	80
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,200	21	16,382	20

Total annuity reserves and deposit liabilities	$81,801	100%	$80,794	100%

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of September 30, 2010 and December 31, 2009, our domestic insurance operations had liquid assets of $140.9 billion and $134.3 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $6.4 billion and $11.1 billion as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, $119.0 billion, or 90.9%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were considered high or highest quality based on NAIC or equivalent rating. The remaining $11.9 billion, or 9.1%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. For a further discussion of realized investment gains and losses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing and financing activities, respectively, in our financial statements. Instead of selling investments at depressed market prices externally, in order to preserve economic value (including tax attributes), we may also sell investments from one subsidiary to another at fair market value or transfer investments internally between businesses within the same subsidiary.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings target. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. Prudential Insurance reported an RBC ratio of 577% as of December 31, 2009. The RBC ratio is an annual calculation; however, based upon September 30, 2010 amounts, we estimate that our RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 did not have a material impact on the statutory surplus of our domestic life insurance subsidiaries in the aggregate. However, VACARVM resulted in higher statutory reserves ceded to our offshore captive reinsurance company, which increased statutory reserve credit requirements by approximately $635 million from the levels at December 31, 2008. In 2009, we satisfied the reinsurance reserve credit requirement through a combination of funding statutory reserve credit trusts with available cash of the captive reinsurer and cash proceeds from an inter-company loan to the captive reinsurer from Prudential Insurance. We provided additional funding to the captive reinsurance trusts of $379 million for the second quarter of 2010 to meet increased reserve credit requirements due to unfavorable market conditions, and provided an additional $354 million for the third quarter of 2010 due to an update of actuarial assumptions based on an annual review, most notably a decrease in expected future lapse rates, partially offset by favorable equity market conditions.

We review the reinsurance reserve credit requirements and the value of the reinsurance trust assets on a quarterly basis. Since the exact requirements cannot be known for certain until after the close of the accounting period, we estimate the reserve credit requirements and determine if the value of the reinsurance trust assets are sufficient. If we determine that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we would expect to satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and assets pledged to our offshore captive reinsurance company under hedging positions related to our living benefit features. We also continue to evaluate other options to address reserve credit needs such as obtaining letters of credit.

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of September 30, 2010 and December 31, 2009, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $81.7 billion and $74.0 billion, respectively. Of those amounts, $43.5 billion and $41.1 billion, respectively, were associated with Gibraltar Life.

A special dividend was payable to certain Gibraltar Life policyholders based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. The first special dividend was paid in 2005 and the final special dividend was payable generally on the next anniversary of the issue date of each applicable insurance policy, beginning in April 2009. In 2010, Gibraltar made distributions to policyholders of $129 million in payment of the 2009 special dividend liability, primarily in the form of additional policy values, and to a lesser extent in cash. The liability related to the special dividend was fully paid as of June 30, 2010.

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

The Prudential Life Insurance Company, Ltd., or Prudential of Japan, had $30.6 billion and $26.2 billion of general account insurance related liabilities, other than dividends to policyholders, as of September 30, 2010 and December 31, 2009, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of September 30, 2010 and December 31, 2009. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of September 30, 2010 and December 31, 2009, our international insurance subsidiaries had cash and short-term investments of $2.7 billion and $2.2 billion, respectively, as well as fixed maturity investments, other than those designated as held to maturity, with fair values of $68.6 billion and $58.2 billion, respectively. As of September 30, 2010, $67.5 billion, or 98%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were considered high or highest quality based on NAIC or equivalent rating, of which $34.1 billion and $24.3 billion were associated with Gibraltar Life and Prudential of Japan, respectively. The remaining $1.1 billion, or 2%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating, of which $0.7 billion and $0.3 billion were associated with Gibraltar Life and Prudential of Japan, respectively. In addition, of the $67.5 billion of fixed maturity investments that are not designated as held to maturity and considered high or highest quality based on NAIC or equivalent rating, $50.2 billion, or 74%, were invested in government or government agency bonds. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar denominated investments held on the books of these yen-based entities. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first nine months of 2010, Prudential Financial funded $64 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of September 30, 2010 the market value of the internal hedges was a liability of $1,073 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of September 30, 2010, the $1,073 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher net cash outflows from Prudential Financial in excess of our historical experience.

Our external hedges primarily serve to hedge the equity investments in certain subsidiaries and future income of most foreign subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates. During the first nine months of 2010, Prudential Financial paid $117 million of net cash flows for international insurance related external hedge settlements. As of September 30, 2010, the net liability related to external foreign currency hedges was $397 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won. For similar reasons, during the third quarter of 2010, we also terminated our hedges of the U.S. GAAP equity exposure for all other foreign operations, excluding our Japan and Taiwan insurance operations.

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

At September 30, 2010 and December 31, 2009, total outstanding purchase commitments were $6.2 billion and $8.7 billion, respectively. The decrease in total outstanding purchase commitments was primarily driven by debt repayments funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of September 30, 2010. Off-Balance Sheet Commitments have not yet substantially satisfied pre-conditions and are considered contingent liabilities. On-Balance Sheet Commitments represent obligations which have substantially satisfied pre-conditions of the commitments.

	Contractual Maturity Date
	Remaining 2010	2011	After 2011	Total
	(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$440	$544	$219	$1,203
Recourse limited to assets of separate accounts	233	780	81	1,094

Total Off-Balance Sheet Commitments	673	1,324	300	2,297

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	921	824	46	1,791
Recourse limited to assets of separate accounts	537	1,282	334	2,153

Total On-Balance Sheet Commitments	1,458	2,106	380	3,944

Total Commitments	$2,131	$3,430	$680	$6,241

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, upon the failure of Prudential Insurance to maintain required ratings or upon the failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $1.0 billion. As of September 30, 2010, there were outstanding borrowings of $100 million under these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account.

As of September 30, 2010, these separate account portfolios had combined gross and net asset values of $25.2 billion and $13.5 billion, respectively.

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

As of September 30, 2010 and December 31, 2009, our asset management subsidiaries had cash and cash equivalents and short-term investments of $852 million and $646 million, respectively.

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

As of September 30, 2010 and December 31, 2009, total short- and long-term debt of the Company on a consolidated basis was $24.9 billion and $24.2 billion, respectively, which as shown below, includes $16.6 billion and $14.7 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated:

	September 30, 2010	December 31, 2009
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$249	$146
Floating rate convertible senior notes	2	2
Current portion of long-term debt	108	55

Total general obligation short-term debt	359	203

General obligation long-term debt:
Senior debt	12,023	9,725
Junior subordinated debt (hybrid securities)	1,519	1,518
Retail medium-term notes	2,712	3,222

Total general obligation long-term debt	16,254	14,465

Total borrowings	$16,613	$14,668

The following table presents, as of September 30, 2010, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt		Retail Medium-term Notes
	(in millions)
2011	$350	$		$36
2012	850			103
2013	1,600			165
2014	1,500			80
2015 and thereafter	7,723		1,519	2,328

Total	$12,023		$1,519	$2,712

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, reflecting an increase in the program size by $10 billion effective June 9, 2010. As of September 30, 2010, approximately $10.4 billion remained available under the program. On January 14, 2010, Prudential Financial issued $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015 under the Medium-Term Notes, Series D program. Proceeds from these issuances were used to replace a portion of borrowings from the FHLBNY which matured in June 2010 and the remainder was used to make operating loans to our affiliates. On June 21, 2010, Prudential Financial issued $650 million of 5.375% notes due June 2020 and $350 million of 6.625% notes due June 2040 under the Medium-Term Notes, Series D program. A portion of the proceeds from these issuances were used to purchase surplus notes from our insurance subsidiaries to support the financing of statutory reserve requirements under Regulation XXX and Guideline AXXX. The remaining proceeds are available for general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.21% and 5.56% for the nine months ended September 30, 2010 and 2009, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of September 30, 2010, approximately $2.8 billion remained available under this program. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.78% and 5.56% for the nine months ended September 30, 2010 and 2009, respectively, excluding the effect of debt issued to consolidated subsidiaries. A decline in demand by retail investors and an increase in borrowing costs versus historical levels have resulted in a halt in new issuances under the retail medium-term notes program. However, if the capital markets continue to improve, we may resume new issuances under the program.

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

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of September 30, 2010, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	September 30, 2010	December 31, 2009
	(in millions)
Borrowings:
General obligation short-term debt(1)	$2,572	$3,122

General obligation long-term debt:
Senior debt	14,926	13,199
Junior subordinated debt (hybrid securities)	1,519	1,518
Surplus notes(2)	4,142	4,141

Total general obligation long-term debt	20,587	18,858

Total general obligations	23,159	21,980

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(3)	1,750	2,179

Total limited and non-recourse borrowing	1,750	2,179

Total borrowings(4)	24,909	24,159

Total asset-based financing	8,434	9,197

Total borrowings and asset-based financings	$33,343	$33,356

(1)	As of September 30, 2010 and December 31, 2009, includes $1.0 billion and $2.0 billion, respectively, of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	As of both September 30, 2010 and December 31, 2009, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $942 million and $941 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of both September 30, 2010 and December 31, 2009, $1.75 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(4)	Does not include $3.5 billion and $4.9 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2010 and December 31, 2009, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of September 30, 2010. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations increased by $1.2 billion from December 31, 2009 to September 30, 2010, primarily reflecting issuances of medium-term notes and an increase in commercial paper utilized to fund loans to our affiliates, offset by the repayments of the collateralized advance with the Federal Home Loan Bank of New York and certain retail medium-term notes.

Our total borrowings consist of capital debt, investment-related debt, securities business-related debt and debt related to specified other businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment-related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Securities business-related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business-related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	September 30, 2010	December 31, 2009
	(in millions)
General obligations:
Capital debt(1)	$9,081	$8,453
Investment related	8,877	9,245
Securities business related	1,969	2,298
Specified other businesses	3,232	1,984

Total general obligations	23,159	21,980
Limited and non-recourse debt(2)	1,750	2,179

Total borrowings	$24,909	$24,159

Short-term debt	$2,572	$3,122
Long-term debt	22,337	21,037

Total borrowings	$24,909	$24,159

Borrowings of Financial Services Businesses	$23,159	$22,409
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$24,909	$24,159

(1)	Includes $1.519 billion of total outstanding junior subordinated debt. See “—Prudential Financial” for additional information on our capital debt to total capital ratio, including the equity credit attributed to our outstanding junior subordinated debt.
(2)	As of both September 30, 2010 and December 31, 2009, $1.75 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.

The following table presents, as of September 30, 2010, the Company’s contractual maturities of its long-term debt:

Long-term Debt
(in millions)
Calendar Year:
2011	$387
2012	957
2013	1,844
2014	1,659
2015 and thereafter	17,490

Total	$22,337

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

In 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3.0 billion of ten-year floating rate surplus notes through 2016, if certain conditions are met (commonly referred to as XXX notes), for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, which may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience, interest rates and credit spreads. As of September 30, 2010, there have been no collateral postings made under the derivative instruments. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Total outstanding notes under this facility were $2.7 billion as of both September 30, 2010 and December 31, 2009. See Note 14 included in our 2009 Annual Report on Form 10-K for additional information.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes (commonly referred to as AXXX notes) to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. See Note 14 to our Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K for additional information. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that requires Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of September 30, 2010, no collateral amounts were required to be paid.

As we continue to underwrite term and universal life business, we expect to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. We have used $600 million of the proceeds from Prudential Financial’s June 2010 senior debt issuance to fund these reserves through September 30, 2010. We continue to explore options available to us to fund additional projected reserve growth. However, we believe the remaining proceeds from the June debt issuance will be sufficient to fund our 2010 financing needs if a more attractive alternative is not identified.

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of September 30, 2010 and December 31, 2009, the outstanding aggregate principal amount of such notes totaled $3.5 billion and $4.9 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is due to maturities in excess of issuances during 2010. Our ability to issue under this program will depend on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $305 million. We intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, new liability origination and internal sources of funds.

Lines of Credit and Other Credit Facilities

As of September 30, 2010, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.906 billion, reflecting a decrease of $434 million effective July 15, 2010, in connection with an amendment to certain terms and conditions of the credit facilities. These facilities are available to each of the borrowers, up to the aggregate committed credit, to be used for general corporate purposes. This amount includes a $1.746 billion five-year credit facility that expires in May 2012, which includes 21 financial institutions, and a $2.16 billion credit facility, of which $180 million expires in December 2011 and $1.98 billion expires in December 2012, which includes 20 financial institutions. We maintain these facilities primarily as back up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under either facility as of September 30, 2010 or as of the date of this filing. Any borrowings made under these outstanding facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in each facility agreement. Within each facility, no single financial institution has more than 15% of the total committed credit.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our ability to borrow under these facilities is not contingent on our credit ratings or subject to material adverse change clauses. As of September 30, 2010, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments, exceeded the minimum amounts required to borrow under these facilities. We also use uncommitted lines of credit from financial institutions.

In October 2010, Prudential Financial entered into a commitment letter with certain financial institutions to establish a new five-year syndicated revolving credit facility in an amount of $1 billion; however, the amount is subject to change. The new facility is expected to replace a similar amount of the commitments under the existing credit facilities described above. Once established, Prudential Financial expects that it may borrow loans under this new credit facility from time to time to fund its working capital needs and those of its subsidiaries.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)		Fitch(4)
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A2		A+
PRUCO Life Insurance Company	A+	AA-	A2		A+
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A2		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	A2		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2		F2
Long-term senior debt(5)	a-	A	Baa2		BBB+
Junior subordinated long-term debt	bbb	BBB+	Baa3		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	Baa1		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-2		F1
Long-term senior debt	a+	AA-	A3		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A2		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
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

Requirements to post collateral or make other payments, as a result of ratings downgrades, under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of September 30, 2010 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $156 million as of September 30, 2010. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.8 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $25 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a negative outlook generally implies that over the next 12-18 months, the rating agency expects more downgrades than upgrades among companies in the sector. However, such an outlook does not imply that all, or even a majority of, companies will necessarily experience ratings downgrades. Moody’s, Fitch and A.M. Best currently have the U.S. life insurance industry on stable outlook, while S&P has a negative outlook on the industry. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. A.M. Best, S&P, Moody’s and Fitch currently have all of the Company’s ratings on stable outlook.

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

On January 29, 2010, Fitch downgraded the junior subordinated long-term debt rating of Prudential Financial from “BBB-” to “BB+.” The outlook on this rating is stable.

On June 4, 2010, A.M. Best affirmed the long-term senior debt rating of Prudential Financial at “a-” and the financial strength ratings of our life insurance subsidiaries at “A+,” and revised the outlook from negative to stable.

On August 11, 2010, S&P affirmed the long-term senior debt rating of Prudential Financial at “A” and the financial strength ratings of our life insurance subsidiaries at “AA-.”

On November 3, 2010, Fitch upgraded Prudential Financial’s long-term senior debt rating to “BBB+” from “BBB” and the junior subordinated long-term debt rating to “BBB-” from “BB+,” and affirmed all of our other ratings. The outlook for all ratings remained stable.

In connection with the announcement of our agreement to acquire AIG Star Life Insurance Co., Ltd. and AIG Edison Life Insurance Company, all four rating agencies reviewed and affirmed all of our ratings.

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2010, in Saunders v. Putnam American Government Income Fund, the United States District Court for the District of Maryland approved the class settlements with all defendants.

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance policies owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. In October 2010, a purported nationwide class action, with claims similar to Lucey, et al. v. The Prudential Insurance Company of America, was brought on behalf of beneficiaries of a group life insurance policy covering the lives of members and veterans of the U.S. armed forces. In October 2010, the Company filed a motion to dismiss the complaint. In October 2010, a second purported nationwide class action brought on behalf of beneficiaries of the VA Contract. Phillips v. Prudential Insurance Company of America and Prudential Financial, Inc., was filed in the United States District Court for the Southern District of California, challenging the use of retained asset accounts to settle death benefit claims, asserting violations of federal and state law, breach of contract and fraud and seeking compensatory and treble damages and equitable relief. In October 2010, the Phillips complaint was voluntarily dismissed but it is expected that the complaint will be refiled in another jurisdiction. In August 2010, the Company received a request for information from the State of Connecticut Attorney General’s office regarding the use of retained asset accounts. The Company has also been contacted by state insurance regulators and other governmental entities, including the U.S. Department of Veterans Affairs and Congressional committees. The Company is cooperating with these investigations. These matters may result in additional investigations, information requests, claims, hearings, litigation and adverse publicity.

In August 2010, in Schultz v. The Prudential Insurance Company of America, the United States District Court for the Northern District of Illinois denied leave to amend the complaint as to Prudential and plaintiffs subsequently filed a third amended complaint asserting claims on behalf of a nationwide class against a purported defendant class of ERISA welfare plans for which the Company offset family Social Security benefits. The action, now entitled Schultz v. Aviall, Inc. Long Term Disability Plan, asserts the same ERISA violations.

In August 2010, in In re Employee Benefit Insurance Brokerage Antitrust Litigation, the Third Circuit Court of Appeals affirmed the dismissal of the federal antitrust and RICO claims and remanded the state law claims for further proceedings. In September 2010, the United States District Court for the District of New Jersey entered final judgment dismissing all remaining federal claims with prejudice and the state law claims without prejudice.

In September 2010, the Company moved to dismiss the restated claim relating to contingent liability in the amended complaint filed in Bauer v. Prudential Financial, et al.

In August 2010, in Bouder v. Prudential Insurance Company of America, the United States District Court for the District of New Jersey granted the Company’s motion for summary judgment dismissing the federal claims.

In August 2010, the SEC approved the plan of distribution of the Fair Fund in the ASISI matter.

In Lederman v. Prudential Financial, Inc., et al, the Company is participating in court-ordered mediation.

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

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and our 2009 Annual Report on Form 10-K.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Some of our businesses and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions generally that began in the second half of 2007. While conditions in the global financial markets have improved, with favorable results for many of our businesses, our businesses, results of operations and financial condition may be adversely affected, possibly materially, if these conditions recur.

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

•

Market conditions resulting in reductions in the value of assets we manage or lower transaction volume have an adverse effect on the revenues and profitability of our asset management services, which depend on fees related primarily to the value of assets under management or transaction volume, and could further decrease the value of our proprietary investments.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products. A prolonged period of low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims or surrenders in certain product lines.

•

Sales of our investment-based and asset management products and services may decline, and lapses and surrenders of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Any increased cost may or may not be more than offset by the favorable impact of greater persistency from prolonged fee streams. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

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

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, changes in foreign currency exchange rates and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, a diminished securitization market or other factors, with a possible negative impact on our overall results. The consequences of holding cash for long periods of time may result in increased purchase of derivatives for duration management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

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

Adverse capital market conditions have in the past, and could in the future, significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries. Under such conditions, we may seek additional debt or equity capital but be unable to obtain such.

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

The Risk Based Capital, or RBC, ratio is a primary measure by which we and state insurance regulators evaluate the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We have managed Prudential Insurance’s RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings to our insurance subsidiaries in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. Adverse financial performance in the Closed Block Business in Prudential Insurance, including adverse investment performance, will adversely affect Prudential Insurance’s RBC ratios, although dividends to Closed Block policyholders may be subsequently adjusted to reflect such performance. The failure of Prudential

Insurance and our other domestic insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject those subsidiaries to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of Prudential Insurance and our other domestic insurance subsidiaries at desired levels could also adversely impact our competitive position. In addition, RBC ratios may impact our credit and claims paying ratings. Our international insurance companies are subject to conceptually similar measures of capital adequacy, including solvency margins for our Japanese insurance companies, and we face similar risks as those described for our domestic companies in the event that we are unable to maintain these measures at adequate levels. U.S. and international insurance regulators may change capital requirements, as described herein.

Disruptions in the capital markets could adversely affect Prudential Financial’s and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets; (2) reduce or eliminate future shareholder dividends on our Common Stock; (3) undertake additional capital management activities, including reinsurance transactions; (4) transfer ownership of certain subsidiaries of Prudential Financial to Prudential Insurance; (5) limit or curtail sales of certain products and/or restructure existing products; (6) undertake further asset sales or internal asset transfers; (7) seek temporary or permanent changes to regulatory rules; and (8) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

Our asset management operations include real estate held in Prudential Insurance separate accounts, for the benefit of clients, which enter into forward commitments which typically are funded from separate account assets and cash flows and related separate account funding sources. Adverse credit and real estate capital market conditions affecting fund liquidity and the availability of funding could produce challenges in funding commitments in the normal course. In such cases, Prudential Insurance might be called upon or required to provide interim funding solutions, which could affect the availability of liquidity for other purposes.

Interest rate fluctuations or prolonged periods of low interest rates could adversely affect our businesses and profitability and require us to increase reserves and statutory capital.

Our insurance and annuities products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive.

•	Changes in interest rates can also result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds.

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

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may turn out to be inaccurate. In addition, there are practical and capital market limitations on our ability to accomplish this matching, especially in some of our Asian operations. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. In addition, certain statutory capital requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, including especially our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions

and Investment Management Division—Individual Annuities”, during the third quarter of 2010 we have begun to hedge certain risks associated with our variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

An inability to access our credit facilities could have a material adverse effect on our financial condition and results of operations.

We maintain committed unsecured revolving credit facilities that, as of September 30, 2010, totaled $3.906 billion. We rely on these credit facilities as a potential source of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. Our ability to borrow under these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities, such as Prudential Insurance’s maintenance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $12.5 billion, which for this purpose is based on U.S. GAAP stockholders’ equity, excluding net unrealized gains and losses on investments. Our failure to satisfy these and other requirements contained in the credit facilities would restrict our access to the facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

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

Issuers and borrowers whose securities or loans we hold, customers, vendors, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us or be unable to perform service functions that are significant to our business due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent periods, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

In addition, we use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties, including reinsurers, do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

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

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our Individual Annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold in relation to our Individual Annuities business. We finance uneconomic reserves associated with our Individual Life business. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or valuation of business acquired, or VOBA, or recognize impairment in the value of our goodwill or certain investments, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC and VOBA are also sensitive to changes in interest rates.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. As of September 30, 2010, we had a goodwill balance of $708 million, including $444 million related to our Retirement reporting unit, $240 million related to our Asset Management reporting unit and $24 million related to our International Insurance reporting unit. Market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

As of September 30, 2010, we had operating equity method investments primarily within our International Investments business, of $312 million. Declines in the fair value of these investments may require that we review the remaining carrying value of these investments for potential impairment, and such review could result in impairments and charges to income.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the geographic and legal entity source of our income, the ability to generate capital gains from a variety of sources, and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Changes in our discount rate, expected rate of return and expected compensation increase assumptions for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.

We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets and expected increases in compensation levels and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low interest rate environment, may result in increased expenses and reduce our profitability.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain asset classes that were in active markets with significant observable data become inactive or for which data becomes unobservable due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

For a discussion of certain fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—Unrealized Losses from Fixed Maturity Securities.”

We have experienced and may experience additional downgrades in our financial strength or credit ratings. A downgrade or potential downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties and restrict our access to alternative sources of liquidity.

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including Prudential Insurance and our other insurance company subsidiaries. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and Prudential Financial’s credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities. For a description of the Company’s financial strength and credit ratings and the significant changes to those ratings and rating outlooks in 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”

Prudential Insurance has been a member of the Federal Home Loan Bank of New York, or FHLBNY, since June 2008. Membership allows Prudential Insurance access to FHLBNY’s financial services, including the ability to obtain collateralized loans, and to issue collateralized funding agreements that can be used as an alternative source of liquidity. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P, Moody’s and Fitch, respectively, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Although Prudential Insurance’s ratings are currently at or above the required minimum levels, there can be no assurance that the ratings will remain at these levels in the future.

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at September 30, 2010 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated collateral posting requirements or payments under such agreements of approximately $156 million as of September 30, 2010. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.8 billion, based on the level of statutory reserves related to an acquired business, that we estimate would result in annual cash outflows of approximately $25 million, or collateral posting in the form of cash or securities to be held in a trust.

In addition, agreements in connection with capital management activities for our universal life insurance products would require us to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of September 30, 2010, no collateral amounts were required to be paid.

We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially resulting in a negative impact on our capital position or in a need to increase prices and/or reduce sales of term or universal life products.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. We have used $600 million of the proceeds from Prudential Financial’s June 2010 senior debt issuance to fund these reserves through September 30, 2010, and we continue to explore options available to us to fund additional projected reserve growth, including obtaining letters of credit, entering into reinsurance transactions and executing other capital market strategies. However our ability to execute these strategies may depend on market conditions and other factors. If we are unsuccessful in executing these strategies as a result of market conditions or otherwise, this financing need could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

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

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. In certain countries in which we operate internationally, we face competition from government owned entities that benefit from pricing or other competitive advantages.

Competition for personnel in all of our businesses is intense, including for executive officers and management personnel, Prudential Agents, Life Planners and Life Advisors, other face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. We devote significant efforts to talent management and development and are subject to the risk that executive, management and other personnel will be hired or recruited by competitors. The loss of personnel could have an adverse effect on our business and profitability.

The adverse market and economic conditions that began in the second half of 2007 have resulted in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions, including government mandated sales of certain businesses, may lead to additional favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies like us with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape in which we operate may be further affected by the government sponsored programs in the U.S. and similar governmental actions outside of the U.S. in response to the dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may obtain pricing or other competitive advantages.

We may experience difficulty in marketing and distributing products through our current and future distribution channels.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan through banks is derived through a single Japanese mega-bank and a significant portion of our sales in Japan through Life Advisors is derived through a single association relationship. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

When our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harms to our business.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject, including those to which our international businesses are subject, are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Commitments and Guarantees, Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Congress from time to time considers pension reform legislation that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) made significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain group annuity products we offer in connection with terminating pension plans. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of our products and services that support employment based retirement plans.

Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable annuity products, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

The Financial Services Agency, which is the insurance regulator in Japan, has proposed revisions to the solvency margin requirements which will operate to change the manner in which an insurance company’s core capital will be calculated. Under the proposals, certain financial assets will now be excluded from the core capital calculation and certain investment risk factors, including derivatives and foreign exchange, will be revised. These changes are expected to become effective for the fiscal year ending March 31, 2012; however, it is anticipated that companies may begin to publicly disclose prior to that date both the old and new solvency margin calculations. While we believe that the solvency margins of our Japanese insurance subsidiaries would continue to satisfy regulatory requirements, it is possible that a reduction in the reported ratios arising from changes in the calculation requirements could affect our claims paying ratings or customer perception of our financial strength.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition or results of operations.

See “Business—Regulation” in our 2009 Annual Report on Form 10-K for further discussion of the impact of regulations on our businesses.

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

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if—as is true with respect to Prudential Financial—the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, our U.S. insurance subsidiaries would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. However, our non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

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

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, it has been proposed that companies like Prudential Financial be required to report financial results in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board rather than U.S. GAAP. Regardless of whether the SEC requires IFRS, it is expected that U.S. GAAP will undergo extensive changes as a result of current standard setting initiatives of the Financial Accounting Standards Board. These and other changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure. Changes in accounting standards, or their interpretation, may negatively effect our reported results of operations and our reported financial condition.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax. Tax laws and regulations in foreign jurisdictions also impact the relative attractiveness of our products.

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

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals”, or Revenue Proposals. Although the Administration has not released proposed statutory language, the Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

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

Congress thus far has failed to extend a number of tax provisions that expired at the end of 2009. One such provision provides tax deferral for investment income earned by a foreign insurance operation until the income is repatriated to the U.S. Although the President and Congress have indicated an intention to extend retroactively all expired provisions, the failure of Congress to do so will subject the Company to current U.S. tax on investment income earned by its foreign insurance operations in addition to the local jurisdictions’ taxes. If this provision is not extended, the Company will continue to incur higher U.S. taxes thereby reducing earnings.

The large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our businesses, including in businesses that we have divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Legal liability or adverse publicity in respect of these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Commitments and Guarantees, Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of copyright, trademark or license usage rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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

Climate change, and its regulation, may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. Our current evaluation is that the near term effects of climate change and climate change regulation on the Company are not material, but we cannot predict the long term impacts on us from climate change or its regulation.

Our risk management policies and procedures and our minority investments in joint ventures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies, procedures and controls to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, there can be no assurance that these controls and procedures are or may be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

In our investments in which we hold a minority interest, we lack management and operational control over operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. These risks are heightened by our offering of increasingly complex products, such as those that feature automatic asset transfer or re-allocation strategies, and by our employment of complex investment, trading and hedging programs.

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

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

We are subject to risks relating to the acquisition, and post-acquisition operations, of the Star and Edison businesses in Japan.

On September 30, 2010, Prudential Financial entered into a stock purchase agreement with American International Group, Inc. (“AIG”) pursuant to which we agreed to acquire AIG Star Life Insurance Co., Ltd. (“Star”) and AIG Edison Life Insurance Company (“Edison”) and certain other AIG subsidiaries in Japan (the “Acquisition”). For a description of the businesses to be acquired (collectively, the “Star and Edison Businesses”) and the Acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division” and “Liquidity and Capital Resources”. We are subject to certain risks relating to the Acquisition and the Star and Edison Businesses, which risks could adversely affect, possibly materially, our business, results of operations, financial position or liquidity or prevent us from realizing the expected benefits from the Acquisition. These risks include the following:

•

The Acquisition of the Star and Edison Businesses may not be completed within the expected timeframe, or at all. Completion of the Acquisition is subject to certain governmental approvals, including Japanese anti-competition approvals (or expirations of waiting periods) and Japanese insurance regulatory approvals, and to other conditions to closing wholly or partly beyond our control.

•

Completion of the Acquisition is not contingent upon our ability to obtain financing for all or any part of the purchase price. We may not be able to finance the Acquisition as intended. If we are unable to access the equity and/or debt capital markets on acceptable terms, or at all, in order to finance the Acquisition, we may need to finance the Acquisition on an interim basis through borrowings under the bridge facility we have arranged in connection with the Acquisition. The terms of any permanent financing we are able or determine to obtain may be less favorable than we expect.

•

We may experience difficulties in integrating the Star and Edison Businesses and the process of integration may take longer than expected. Our ability to achieve the benefits we anticipate from the Acquisition will depend upon whether we are able to integrate the Star and Edison Businesses into our existing Japanese business in an efficient and effective manner. The integration of certain operations will require the dedication of significant management resources over a long period, which may distract management’s attention from day-to-day business operations.

•

We expect to incur significant one-time costs in connection with the Acquisition and the related integration of the Star and Edison Businesses. The costs and liabilities actually incurred in connection with the Acquisition and subsequent integration process may exceed those anticipated. We may not realize cost savings, efficiencies or synergies that we anticipate.

•

Following the Acquisition we intend to reposition the existing investment portfolios of the Star and Edison Businesses to reflect our desired lower risk profile, including a reallocation among investment asset classes. The terms at which this repositioning is implemented are dependent on market conditions, including the level of interest rates, and such repositioning may lower yields and net investment income relative to our expectations. We may not be successful in carrying out this repositioning as intended, or we may experience delays in effecting the repositioning, in which case the portfolios may, following the Acquisition, be subject to a level of investment risk that is greater than we plan or believe to be optimal.

•

There is the risk that we will be exposed to obligations and liabilities of Star and Edison that are not adequately covered, in amount, scope or duration, by the indemnification provisions in the stock purchase agreement or reflected or reserved for in the historical financial statements of the Star and Edison Businesses, and there is the risk that such historical financial statements may contain errors.

•

The Star and Edison Businesses are parties to certain contracts and debt instruments that contain change of control provisions that may be triggered by the Acquisition. In the absence of waivers, parties to these contracts and debt instruments could exercise their right to terminate such contracts or require repayment of indebtedness owed under such debt instruments. Operation of the change of control provisions could result in the loss of contractual rights and benefits, the termination of agreements, the payment of termination fees or the need to renegotiate the terms of affected contracts or debt instruments.

•

Regulatory agencies may impose conditions and requirements on the Star and Edison Businesses or on our ownership thereof which may result in significant additional costs, limit revenues or otherwise reduce the anticipated benefits of the Acquisition.

•

The publicized financial difficulties involving AIG have negatively affected the Star and Edison Businesses. Any perception of additional instability surrounding AIG or other events relating to AIG may adversely impact the reputation of the Star and Edison Businesses or of the Company and adversely affect the ability of the Star and Edison Businesses to retain employees, customers and distributors. Furthermore, following the completion of the Acquisition, the Star and Edison Businesses will continue to have relationships with and rely upon AIG, including for the receipt of transition services.

The Star and Edison Businesses are also subject to many of the other risks described in this section to which our existing businesses, particularly those in Japan, are subject, including but not limited to risks associated with economic, market and political conditions, capital and liquidity, foreign exchange fluctuations and regulatory and legal matters.

Our ability to pay shareholder dividends, to engage in share repurchases and to meet obligations may be adversely affected by limitations imposed on inter-affiliate distributions and transfers by Prudential Insurance and our other subsidiaries.

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds may be complemented by Prudential Financial’s access, if available, to the financial markets and bank facilities. As described under “Business—Regulation” in our 2009 Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” our domestic and foreign insurance and various other subsidiary companies, including Prudential Insurance, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. Finally, our management of Prudential Insurance and other subsidiaries to have capitalization consistent with their ratings objectives itself may constrain their payment of dividends. These restrictions on Prudential Financial’s subsidiaries may limit or prevent such subsidiaries from making dividend payments to Prudential Financial in an amount sufficient to fund Prudential Financial’s cash requirements and shareholder dividends. From time to time, the National Association of Insurance Commissioners, or NAIC, and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

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

•

We cannot pay cash dividends on our Common Stock for any period if we choose not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount on the Class B Stock for that period. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Convertibility” in our 2009 Annual Report on Form 10-K for the definition of these terms. Any net losses of the Closed Block Business, and any dividends or distributions on, or repurchases of the Class B Stock, would reduce the assets of Prudential Financial legally available for dividends on the Common Stock.

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

•

We may exchange the Class B Stock for shares of Common Stock at any time, and the Class B Stock is mandatorily exchangeable in the event of a sale of all or substantially all of the Closed Block Business or a “change of control” of Prudential Financial. Under these circumstances, shares of Class B Stock would be exchanged for shares of Common Stock with an aggregate average market value equal to 120% of the then appraised “Fair Market Value” of the Class B Stock. For a description of “change of control” and “Fair Market Value,” see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Convertibility” in our 2009 Annual Report on 10-K. Holders of Class B Stock may at their discretion, beginning in 2016, and at any time in the event of specified regulatory events, convert their shares of Class B Stock into shares of Common Stock with an aggregate average market value equal to 100% of the then appraised Fair Market Value of the Class B Stock. Any exchange or conversion could occur at a time when either or both of the Common Stock and Class B Stock may be considered overvalued or undervalued. Accordingly, any such exchange or conversion may be disadvantageous to holders of Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2010, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1, 2010 through July 31, 2010	583	$52.95	—
August 1, 2010 through August 31, 2010	1,127	$55.49	—
September 1, 2010 through September 30, 2010	2,275	$54.95	—

Total	3,985	$54.81	—	$—

(1)	Reflects shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 6.	Exhibits

10.1	Stock Purchase Agreement, dated as of September 30, 2010, between American International Group, Inc. and Prudential Financial, Inc. (excluding certain exhibits and schedules). Incorporated by reference to Exhibit 10.1 to the Registrant’s October 1, 2010 Current Report on Form 8-K.

10.2	Commitment Letter for $3.0 billion Bridge Facility, dated September 30, 2010, between Prudential Financial, Inc. and the other parties named therein. Incorporated by reference to Exhibit 10.2 to the Registrant’s October 1, 2010 Current Report on Form 8-K.

10.3	The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 13, 2010).*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL	Instance Document.

101.SCH – XBRL	Taxonomy Extension Schema Document.

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

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

PRUDENTIAL FINANCIAL, INC.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 5, 2010

EXHIBIT INDEX

10.1	Stock Purchase Agreement, dated as of September 30, 2010, between American International Group, Inc. and Prudential Financial, Inc. (excluding certain exhibits and schedules). Incorporated by reference to Exhibit 10.1 to the Registrant’s October 1, 2010 Current Report on Form 8-K.

10.2	Commitment Letter for $3.0 billion Bridge Facility, dated September 30, 2010, between Prudential Financial, Inc. and the other parties named therein. Incorporated by reference to Exhibit 10.2 to the Registrant’s October 1, 2010 Current Report on Form 8-K.

10.3	The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 13, 2010).*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL	Instance Document.

101.SCH – XBRL	Taxonomy Extension Schema Document.

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.